Form 10-Q
period 1998-03-31
GUARANTY BANCSHARES INC /TX/
filed 1998-06-29
CIK 1058867

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
     ____________

                       COMMISSION FILE NUMBER:  0-24235

                           GUARANTY BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

                TEXAS                                   75-16516431
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                                100 W. ARKANSAS
                          MT. PLEASANT, TEXAS  75455
         (Address of principal executive offices, including zip code)

                                 903-572-9881
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X ] Yes          [_] No

As of June 26, 1998, there were 2,898,280 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

PART I  - FINANCIAL INFORMATION                                                                                           Page

Item 1.   Financial Statements
            Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997............................   2
            Consolidated Statements of Earnings for the Three Months Ended March 31, 1998 and 1997 (unaudited)............   4
            Consolidated Statement of Changes in Shareholders' Equity.....................................................   6
            Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1998 and 1997 (unaudited)...................................................................   7
            Consolidated Statements of Comprehensive Income for the Three Months
              Ended March 31, 1998 and 1997 (unaudited)...................................................................   9
            Notes to Interim Consolidated Financial Statements............................................................  10
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........................  12
Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................................................  23

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................................  24
Item 2.   Changes in Securities and Use of Proceeds.......................................................................  24
Item 3.   Defaults upon Senior Securities ................................................................................  24
Item 4.   Submission of Matters to a Vote of Security Holders.............................................................  24
Item 5.   Other Information...............................................................................................  24
Item 6.   Exhibits and Reports on Form 8-K................................................................................  24
Signatures................................................................................................................  25

                        PART I -- FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                March 31, December 31,
                                                                    1998       1997
                                                                --------- ------------
                                                                      (Unaudited)
                             ASSETS
Cash and due from banks........................................   $  7,848   $  9,750
Federal funds sold.............................................     12,895      7,720
Securities:
 Available-for-sale............................................     40,273     42,906
 Held-to-maturity..............................................     12,307     15,233
                                                                  --------   --------
  Total securities.............................................     52,580     58,139
                                                                  --------   --------
Loans, net of allowance for loan losses of $1,494 and $1,129...    161,567    156,266
Premises and equipment, net....................................      6,362      6,359
Accrued interest receivable....................................      2,175      2,224
Other assets...................................................      4,061      3,699
                                                                  ========   ========
  Total assets....................................................$247,488   $244,157
                                                                  ========   ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits:
 Noninterest-bearing..........................  $ 39,146  $ 46,295
 Interest-bearing.............................   186,012   176,666
                                                --------  --------
  Total deposits..............................   225,158   222,961
                                                --------  --------
Other liabilities.............................     3,350     2,943
                                                --------  --------
  Total liabilities...........................   228,508   225,904
                                                --------  --------

Shareholders' equity:
 Preferred stock..............................       827       827
 Common stock.................................     2,548     2,548
 Additional capital...........................     5,396     5,396
 Retained earnings............................     9,961     9,240
 Accumulated other comprehensive income.......       250       242
                                                --------  --------
                                                  18,982    18,253
Less common stock held in treasury--at cost...         2         0
                                                --------  --------
  Total shareholders' equity..................    18,980    18,253
                                                --------  --------
  Total liabilities and shareholders' equity..  $247,488  $244,157
                                                ========  ========

     See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                 Three months ended
                                                                                                     March 31,
                                                                                                 ------------------
                                                                                                   1998      1997
                                                                                                 --------   -------
Interest income:
 Loans .......................................................................................    $ 3,447   $ 3,001
 Securities...................................................................................        895       551
 Federal funds sold and other temporary investments...........................................        139       346
                                                                                                   ------    ------
  Total interest income.......................................................................      4,481     3,898
Interest expense..............................................................................      2,232     1,915
                                                                                                   ------    ------
  Net interest income.........................................................................      2,249     1,983
Provision for loan losses.....................................................................        370        20
                                                                                                   ------    ------
  Net interest income after provision for loan
  losses......................................................................................      1,879     1,963
                                                                                                   ------    ------
Noninterest income:
 Service charges..............................................................................        287       253
 Other operating income.......................................................................        875       133
                                                                                                   ------    ------
  Total noninterest income....................................................................      1,162       386
                                                                                                   ------    ------
Noninterest expense:
 Employee compensation and benefits...........................................................      1,082       932
 Net bank premises expense....................................................................        286       274
 Other operating expenses.....................................................................        658       630
                                                                                                   ------    ------
  Total noninterest expenses..................................................................      2,026     1,836
                                                                                                   ------    ------
  Earnings before income taxes................................................................      1,015       513

Provision for income taxes....................................................................        295        75
                                                                                                   ------    ------
  Net earnings before preferred stock dividends...............................................        720       438
  Preferred stock dividends...................................................................          0         0
                                                                                                   ------    ------
  Net earnings available to common shareholders...............................................     $  720    $  438
                                                                                                   ======    ======
  Basic earnings per common share.............................................................      $0.28     $0.17
                                                                                                   ======    ======
  Diluted earnings per common share...........................................................      $0.28     $0.17
                                                                                                   ======    ======

     See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             Accumulated
                                                                                                 other                 Total
                                                                                                compre-    Common      share-
                                                Preferred   Common    Additional   Retained     hensive    stock in    holders'
                                                  stock      stock     capital     earnings     income    treasury     equity
                                                ---------   -------   ----------   ---------   --------   ---------   ---------
Balance at January 1, 1997...................      $  827    $2,548       $5,396     $7,480       $ 19     $   (20)    $16,250
Sale of treasury stock.......................        ----      ----         ----       ----       ----          20          20
Dividends
 Preferred - $0.45 per share.................        ----      ----         ----        (74)      ----        ----         (74)
 Common - $0.22 per share....................        ----      ----         ----       (566)      ----        ----        (566)
Net change in unrealized gain
 on available-for-sale
 securities, net of tax of $114..............        ----      ----         ----       ----        223        ----         223
Net earnings for the year....................        ----      ----         ----      2,400       ----        ----       2,400
                                                ---------   -------   ----------     ------    -------    --------     -------

Balance at December 31, 1997.................      $  827    $2,548       $5,396     $9,240       $242    $   ----     $18,253
Purchase of Treasury Stock...................        ----      ----         ----       ----       ----          (2)         (2)
Rounding.....................................        ----      ----         ----          1       ----        ----           1
Net change in unrealized gain
 on available-for-sale
 securities, net of tax of
 $4(1).......................................        ----      ----         ----       ----          8        ----           8
Net earnings(1)..............................        ----      ----         ----        720       ----        ----         720
                                                ---------   -------   ----------     ------    -------    --------     -------
Balance at March 31, 1998(1) ................      $  827    $2,548       $5,396     $9,961     $  250       $ (2)     $18,980
                                                =========   =======   ==========     ======    =======    ========     =======
(1) Unaudited

     See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                          Three months ended March 31,
                                                                                          ----------------------------
                                                                                               1998           1997
                                                                                          ------------    ------------

Cash flows from operating activities:
    Net earnings......................................................................        $   720         $    438
    Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation......................................................................            136              133
    Amortization of premiums, net of (accretion) of discounts on securities...........             37              (29)
    Provision for loan loss...........................................................            370               20
    Gain on sale of premises, equipment and other real estate.........................             (3)              (3)
    Write down of ORE and repossessed assets..........................................             15               12
    Proceeds from sale of loans.......................................................          1,967                0
    (Decrease) increase in accrued interest receivable and other assets...............           (343)             662
    Increase in accrued interest and other liabilities................................            404               33
                                                                                              -------         --------
         Net cash provided by operating activities....................................          3,303            1,266
Cash flows from investing activities:
    Purchases of held-to-maturity securities..........................................              0           (7,179)
    Proceeds from sales, maturities and repayments of available-for-sale securities...          5,042            1,024
    Purchases of available-for-sale securities........................................         (2,434)         (21,083)
    Proceeds from maturities and repayments of held-to-maturity securities............          2,925            5,555
    Net increase in loans.............................................................         (7,638)          (2,225)
    Purchases of premises and equipment...............................................           (139)             (14)
    Proceeds from sale of premises, equipment and other real estate...................             19                6
    Net (increase) decrease in federal funds sold.....................................         (5,175)          13,020
                                                                                              -------         --------

         Net cash used by investing activities.........     (7,400)     (10,896)
Cash flows from financing activities:
    Change in deposits.................................      2,197        8,392
    Repayment of borrowings............................          0          (68)
    Purchase of treasury stock.........................         (2)           0
    Sale of treasury stock.............................          0            1
                                                           -------     --------
         Net cash provided from financing activities...      2,195        8,325
                                                           -------     --------
         Net decrease in cash and cash equivalents.....     (1,902)      (1,305)
Cash and cash equivalents at beginning of period.......      9,750       15,809
                                                           -------     --------
Cash and cash equivalents at end of period.............    $ 7,848     $ 14,504
                                                           =======     ========

     See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             Three months ended
                                                                  March 31,
                                                             ------------------
                                                                1998     1997
                                                                ----     ----
Net earnings..................................................  $ 720    $ 438

Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:
  Unrealized gains (losses) arising during the period.........      8      (14)
                                                                -----    -----
Comprehensive income..........................................  $ 728    $ 424
                                                                =====    =====

     See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (collectively referred to as the Company) and its wholly-owned subsidiary Guaranty Financial Corp., Inc. which wholly owns Guaranty Bank and one non-bank subsidiary Guaranty Company. Guaranty Bank has two non-bank subsidiaries, Guaranty Leasing Company and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Prospectus which is a part of the Registration Statement on Form S-1 (Registration No. 333-48959) filed with the SEC on May 11, 1998. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  INCOME PER COMMON SHARE

     Income per common share was computed based on the following: (All computations show the effects of a seven for one common shares stock split effective March 24, 1998)

                                                                  For the quarter ended
                                                                         March 31,
                                                                  -----------------------
                                                                     1998         1997
                                                                  ----------   ----------
Net earnings available to common shareholders..................   $      720   $      438

Weighted average common shares used in basic EPS...............    2,548,280    2,548,280
Potential dilutive common shares...............................            0            0
                                                                  ----------   ----------
Weighted average common and potential dilutive
 common shares used in dilutive EPS ...........................    2,548,280    2,548,280

Basic earnings per common share ...............................   $     0.28   $     0.17
                                                                  ==========   ==========
Diluted earnings per common share .............................   $     0.28   $     0.17
                                                                  ==========   ==========

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                MARCH 31, 1998
          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

     COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company has adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology which includes disclosure of certain financial information that historically has not been recognized in the calculation of net earnings.

     The tax effects for components of comprehensive income are as follows:

                                                             Three months ended March 31,
                                        --------------------------------------------------------------------
                                                     1998                                  1997
                                        ------------------------------        ------------------------------
                                        Before       Tax       Net of         Before        Tax       Net of
                                         Tax      (Expense)/     Tax            Tax      (Expense)/    Tax
                                        Amount      Benefit     Amount         Amount      Benefit    Amount
                                        ------------------------------        ------------------------------
Unrealized gains (losses) on
 securities arising during the
 period............................     $ 12        $ (4)       $  8           $ (21)       $  7      $ (14)
                                        ------------------------------        ------------------------------

Other comprehensive income..........    $ 12        $ (4)       $   8          $ (21)       $  7      $ (14)
                                        ==============================        ==============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Guaranty Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bank (the "Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through seven banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Deport, Paris, Talco and Texarkana. The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements regarding future financial condition, results of operations, and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including, but not limited to monetary policy and general economic conditions in Texas and more specifically Northeast Texas, the actions of competitors and customers, the success of the Company in implementing its strategic plan, and the effects of regulatory restrictions imposed on banks and bank holding companies generally. Should one or more of these risks or uncertainties materialize or should these underlying assumptions prove incorrect, actual outcomes may vary materially from outcomes expected or anticipated by the Company.

OVERVIEW

     Net earnings for the three months ended March 31, 1998 were $720,000 or $0.28 per share compared to $438,000 or $0.17 per share for the three months ended March 31, 1997, an increase of 64.4%. While aided by an increase in net interest income, the improvement in net earnings was primarily the result of a gain on the sale of $2.0 million in principal amount of mortgage loans that were originally purchased in 1991 at a discount from the Resolution Trust Corporation("RTC"). In March of 1998, the Company sold the mortgage loans at par, which resulted in a gain of $444,000, net of $230,000 in taxes expensed as a result of the sale. The Company did not have a gain from the sale of loans in the first quarter of 1997. The gain on the sale of the loans in 1998 was partially offset by an increase in the provision for loan losses from $20,000 in the first quarter of 1997 to $370,000 in the first quarter of 1998 primarily as the result of a $22.2 million or 15.9% increase in loans during the same time period. Accordingly, after giving effect to these transactions, core earnings for the period were $606,000 or $0.24 per share for the first quarter of 1998 compared to $438,000 or $0.17 per share for the first quarter of 1997, a 38.4% increase.

     The quarter ended March 31, 1998 showed stable growth. Total loans increased to $163.1 million at March 31, 1998 from $157.4 million at December 31, 1997, an increase of $5.7 million or 3.6%. Total assets were $247.5 million at March 31, 1998 compared with $244.2 million at December 31, 1997. The increase in total assets resulted mainly from an increase in total deposits to $225.2 million at March 31, 1998 from $223.0 million at December 31, 1997, an increase of $2.2 million or 1.0%. Common shareholders' equity was $18.2 million at March 31, 1998 compared with $17.4 million at December 31, 1997, an increase of $727,000 or 4.2%.

RESULTS OF OPERATIONS

Interest Income

     Interest income for the quarter ended March 31, 1998 was $4.5 million, an increase of $583,000 or 15.0% from the quarter ended March 31, 1997. The increase in interest income was due primarily to higher interest income on loans and securities. Average loans were $161.4 million for the quarter ended March 31, 1998 compared with $140.5 million for the quarter ended March 31, 1997, an increase of $20.9 million or 14.9%. Internal growth accounted for all of the $20.9 million increase in average loans. Average securities were $55.0 million for the quarter ended March 31, 1998 compared with $34.6 million for the quarter ended March 31, 1997, an increase of $20.4 million or 59.0%.

Interest Expense

     Interest expense on deposits and other interest-bearing liabilities was $2.2 million for the quarter ended March 31, 1998 compared with $1.9 million for the quarter ended March 31, 1997, an increase of $317,000 or 16.6%. The increase in interest expense was due primarily to an increase in average interest-bearing liabilities, to $182.0 million for the quarter ended March 31, 1998 from $162.6 million for the quarter ended March 31, 1997, an increase of $19.4 million or 11.9%. In addition, the interest rate on average interest-bearing liabilities increased to 4.97% from 4.78% for the same periods.

Net Interest Income

     Net interest income was $2.2 million for the quarter ended March 31, 1998 compared with $2.0 million for the quarter ended March 31, 1997, an increase of $266,000 or 13.4%. The increase in net interest income resulted primarily from growth in average earning assets to $225.3 million for the quarter ended March 31, 1998 from $193.4 million for the quarter ended March 31, 1997, an increase of $31.9 million or 16.5%.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 1998 and 1997. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                        Three months ended March 31,
                                              ------------------------------------------------------------------------
                                                               1998                                  1997
                                              ------------------------------------   ---------------------------------
                                                Average      Interest     Average      Average     Interest   Average
                                              Outstanding    Earned/      Yield/     Outstanding   Earned/     Yield/
                                                Balance        Paid        Rate        Balance       Paid       Rate
                                              -----------   ----------   ---------   -----------   --------   --------
ASSETS:                                                                  (Dollars in thousands)
Interest-earning assets:
      Loans.................................     $161,375    $  3,447        8.66%      $140,539     $3,001      8.66%
      Securities............................       55,046         895        6.59%        34,557        551      6.47%
      Federal funds sold and other temporary
           investments......................        8,862         139        6.36%        18,332        346      7.65%
                                                 --------------------------------       -----------------------------
           Total interest-earning assets....      225,283    $  4,481        8.07%       193,428     $3,898      8.17%
Less allowance for loan losses..............       (1,174)                                (1,062)
                                                 --------                               --------
Total interest-earning assets, net
   of allowance.............................      224,109                                192,366
Nonearning assets...........................       22,069                                 26,716
                                                 --------                               --------
           Total assets.....................     $246,178                               $219,082
                                                 ========                               ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits......     $ 19,207    $    133        2.81%      $ 18,325     $  131      2.90%
      Savings and money market accounts.....       40,028         392        3.97%        38,668        363      3.81%
      Certificates of deposit...............      122,734       1,707        5.54%       105,613      1,421      5.46%
                                                 --------------------------------       -----------------------------
           Total interest-bearing
           liabilities......................      181,969       2,232        4.97%       162,606      1,915      4.78%
                                                 --------------------------------       -----------------------------
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits...       42,347                                 36,717
      Other liabilities.....................        3,095                                  3,205
                                                 --------                               --------
           Total liabilities................      227,411                                202,528
Shareholders' equity........................       18,767                                 16,554
                                                 --------                               --------

           Total liabilities and
           shareholders' equity............      $246,178                               $219,082
                                                 ========                               ========
Net interest income........................                  $  2,249                                $1,983
                                                             ========                                ======
Net interest spread........................                                  3.10%                               3.39%
                                                                             ====                                ====
Net interest margin........................                                  4.05%                               4.16%
                                                                             ====                                ====

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which can be segregated have been allocated.

                                              Three months ended March 31,
                                             -------------------------------
                                                      1998 vs. 1997
                                             -------------------------------
                                              Increase (Decrease)
                                                    Due to
                                             --------------------
                                              Volume       Rate      Total
                                             ---------   --------   --------
                                                   (Dollars in thousands)
Interest-earning assets:
 Loans....................................      $ 446      $   0      $ 446
 Securities...............................        333         11        344
 Federal funds sold and other temporary
  investments.............................       (148)       (59)      (207)
                                                -----      -----      -----
   Total increase in interest income              631        (48)       583
                                                -----      -----      -----
Interest-bearing liabilities:
 Interest-bearing demand deposits.........          6         (4)         2
 Savings and money market accounts........         13         16         29
 Certificates of deposit..................        238         48        286
                                                -----      -----      -----
   Total increase in interest
    expense...............................        257         60        317
                                                -----      -----      -----
 Increase in net interest income..........      $ 374      $(108)     $ 266
                                                =====      =====      =====

Provision and Allowance for Loan Losses

     In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses based upon, among other things, historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan.

     Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 1998, the allowance for loan losses amounted to $1.5 million or 0.92% of total loans. The allowance for loan losses as a percentage of nonperforming loans was 162.7% at March 31, 1998.

     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio.

     The provision for loan losses for the quarter ended March 31, 1998 was $370,000 compared with $20,000 for the quarter ended March 31, 1997. The increase in provision came as a result of the growth in the loan portfolio from $140.4 million at March 31, 1997 to $163.1 million at March 31, 1998. The provision was incurred to increase the allowance for loan loss to a more appropriate level and to allow for continued loan growth. For the quarter ended March 31, 1998, net charge-offs were $5,000.

     Set forth below is an analysis of the allowance for loan losses for the three months ended March 31, 1998:

                                                            Three months
                                                               ended
                                                           March 31, 1998
                                                           --------------
                                                             (Dollars in
                                                              thousands)
Average loans outstanding .................................   $ 161,375
                                                              ---------
Gross loans outstanding at end of period ..................   $ 163,061
                                                              ---------
Allowance for loan losses at beginning of period ..........       1,129
Provision for loan losses .................................         370
Charge-offs:
 Commercial and industrial ................................         (12)
 Real estate ..............................................          (1)
 Consumer .................................................         (15)
Recoveries:
 Commercial and industrial ................................           7
 Real estate ..............................................           7
 Consumer .................................................           9
                                                              ---------
Net loan (charge-offs) recoveries .........................          (5)
                                                              ---------
Allowance for loan losses at end of period ................   $   1,494
                                                              =========

Ratio of allowance to end of period loans .................        0.92%
Ratio of net charge-offs to average loans .................        0.01%
Ratio of allowance to end of period nonperforming loans ...       162.7%

Noninterest Income

     The Company's primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Excluding a $674,000 nonrecurring gain from the sale of loans, noninterest income for the quarter ended March 31, 1998 increased to $488,000 from $386,000 for the quarter ended March 31, 1997, an increase of $102,000 or 26.4%. The gain on sale of loans was recorded when the Company sold $2.0 million of loans originally purchased at a discount in June of 1991 from the RTC. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                Three months ended
                                                     March 31,
                                                ------------------
                                                  1998         1997
                                                --------     --------
                                                (Dollars in thousands)

Service charges on deposit accounts........     $  287        $ 253
Fee Income.................................        153           88
Fiduciary Income...........................         16           14
Gain on sale of loans......................        674            0
Other noninterest income...................         32           31
                                                ------        -----
 Total noninterest income .................     $1,162        $ 386
                                                ======        =====

     After excluding the nonrecurring gain on the sale of loans, the increase in noninterest income from March 31, 1997 to March 31, 1998, resulted primarily from an increase in service charges on deposit accounts and fee income due to an increase in the number of deposit accounts. Additionally, the Company's increased emphasis on fee based services resulted in greater income from check cashing, ATM fees, appraisal fees and wire transfer fees.

Noninterest Expenses

Noninterest expenses totaled $2.0 million for the quarter ended March 31, 1998 compared with $1.8 million for the quarter ended March 31, 1997, an increase of $190,000 or 10.3%. The following table presents, for the periods indicated, the major categories of noninterest expenses:

                                           Three months ended
                                                March 31,
                                           ------------------
                                            1998        1997
                                           ------      ------
                                         (Dollars in thousands)

Employee compensation and benefits....     $1,082     $  932
Non-staff expenses:
    Net bank premises expense.........        286        274
    Office and computer supplies......         60         74
    Legal and professional fees.......        102         78
    Advertising.......................         53         46
    Postage...........................         31         31
    FDIC insurance....................          6          4
    Other.............................        406        397
                                           ------     ------
         Total non-staff expenses.....        944        904
                                           ======     ======
         Total noninterest expenses...     $2,026     $1,836
                                           ======     ======

     Employee compensation and benefits expense for the quarter ended March 31, 1998 was $1.1 million, an increase of $150,000 or 16.1% over the same period in 1997. The increase was due primarily to normal salary increases and the staffing of a new location in Texarkana, which opened in August of 1997 and additional staff at the Mt. Pleasant location to handle customer growth. The number of full-time equivalent employees was 127.5 at March 31, 1998 compared with 111.5 at March 31, 1997, an increase of 14.3%.

  Non-staff expenses were $944,000 for the quarter ended March 31, 1998 compared with $904,000 for the same period in 1997, an increase of $40,0000 or 4.4%. Net bank premises expense increased $12,000 or 4.4% to $286,000, due primarily to the addition of the Texarkana banking facility.

   Legal and professional fees increased $24,000 or 30.8% due primarily to independent loan review expenses and bankruptcy and litigation proceedings. The increase in advertising of $6,000 or 13.0% was due to additional advertising campaigns initiated in early 1998 as compared to the same time period of 1997. Other non-staff expenses include director fees, insurance, franchise tax, telephone expense and other miscellaneous expenses, the combination of which increased $9,000 or 2.3% to $406,000 as of March 31, 1998.

Income Taxes

     Income tax expense increased approximately $220,000 to $295,000 for the quarter ended March 31, 1998 from $75,000 for the same period in 1997. The increase was primarily attributable to the gain on sale of loans in the amount of $674,000. The Company did not have a gain from the sale of loans in the first quarter of 1997.

FINANCIAL CONDITION

Loan Portfolio

     Total loans were $163.1 million at March 31, 1998, an increase of $5.7 million or 3.6% from $157.4 million at December 31, 1997. Loan growth occurred primarily in commercial loans. Loans comprised 71.4% of total earning assets at March 31, 1998 compared with 70.5% at December 31, 1997.

     The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 1998 and December 31, 1997:

                                                 March 31,1998       December 31, 1997
                                               ------------------   -------------------
                                               Amount    Percent     Amount     Percent
                                               ------    -------     ------     -------
                                                        (Dollars in thousands)

Commercial and industrial ..................  $ 49,214    30.18%   $ 44,772      28.45%
Real estate:
 Construction and land
  development...............................     3,033     1.86       3,072       1.95
 1-4 family residential ....................    41,987    25.75      41,398      26.30
 Commercial mortgages ......................    42,576    26.11      42,363      26.92
 Farmland...................................     7,269     4.46       6,492       4.12
 Multi-family residential...................       354     0.22         360       0.23
Consumer....................................    18,628    11.42      18,938      12.03
                                               -------   ------     -------     ------
  Total loans ..............................  $163,061   100.00%   $157,395     100.00%
                                              ========   ======    ========     ======

NONPERFORMING ASSETS

     Nonperforming assets were $1.6 million at March 31, 1998 compared with $1.9 million at December 31, 1997, reflecting continued strong asset quality. The ratio of nonperforming assets to total loans and other real estate was 1.0% and 1.2% at March 31, 1998 and December 31, 1997, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                 March 31, December 31,
                                                   1998        1997
                                                 --------- ------------
                                                 (Dollars in thousands)

Nonaccrual loans..........................        $   39      $  298
Accruing loans 90 or more days past due...        $  879      $  918
                                                  ------      ------
Total nonperforming loans.................           918       1,216
Other real estate.........................           716         714
                                                  ------      ------
Total nonperforming assets................        $1,634      $1,930
                                                  ======      ======

SECURITIES

     Securities totaled $52.6 million at March 31, 1998, a decline of $5.5 million from $58.1 million at December 31, 1997. The decline occurred as maturing securities were used to fund loans. At March 31, 1998, securities represented 21.2% of total assets compared with 23.8% of total assets at December 31, 1997. The yield on average securities for the quarter ended March 31, 1998 was 6.66% compared with 6.61% for the same period in 1997. At March 31, 1998, securities included $10.4 million in U.S. Treasury securities, $20.7 million in U.S. Government securities, $19.3 million in mortgage-backed securities, $1.1 million in equity securities and $1.1 million in municipal securities. The average life of the securities portfolio at March 31, 1998 was approximately two years and six months.

PREMISES AND EQUIPMENT

     Premises and equipment totaled $6.4 million at March 31, 1998 and at March 31, 1997. Although the net change shows only a slight increase in fixed assets, some assets were capitalized during the period and normal depreciation was recorded.

DEPOSITS

     At March 31, 1998, demand, money market and savings deposits accounted for approximately 44.1% of total deposits, while certificates of deposit made up 55.9% of total deposits. Noninterest-bearing demand deposits totaled $39.1 million or 17.4% of total deposits at March 31, 1998 compared with $46.3 million or 20.8% of total deposits at December 31, 1997. The average cost of deposits, including noninterest-bearing demand deposits, was 3.98% for the quarter ended March 31, 1998 compared with 3.84% for the same period in 1997. The increase in the average cost of deposits was primarily due to the increased share of interest-bearing deposits.

LIQUIDITY

     The Company's Asset/Liability Management Policy is intended to maintain adequate liquidity for the Company. Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $3.3 million and $1.3 million for the quarters ended March 31, 1998 and 1997, respectively. The difference related mainly to the proceeds from the sale of loans in the quarter ended March 31, 1998.

     Net cash (used) by investing activities was $(7.4) million and $(10.9) million for the quarters ended March 31, 1998 and 1997, respectively. In the quarter ended March 31, 1998, the Company funded more loans than it received in maturing investments. The Company also experienced an increase in federal funds in the quarter ended March 31, 1998 over the quarter ended March 31, 1997.

     Net cash provided by financing activities was $2.2 million and $8.3 million for the quarters ended March 31, 1998 and 1997, respectively. The difference was due primarily to a greater increase in deposits during the quarter ended March 31, 1997.

CAPITAL RESOURCES

     Total shareholders' equity as of March 31, 1998 was $19.0 million, an increase of $727,000 or 4.0% compared with shareholders' equity of $18.3 million at December 31, 1997. The increase was largely attributable to net earnings for the quarter ended March 31,1998 of $720,000.

     Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation, with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. The Company's risk-based capital ratios remain above the levels designated as "well capitalized" on March 31, 1998, with Tier 1 capital, total risk-based capital and leverage capital ratios of 11.13%, 12.01% and 7.61%, respectively. The Bank's risk-based capital ratios remain above the levels designated as "well capitalized" on March 31, 1998, with Tier-1 capital, total risk-based capital and leverage capital ratios of 10.90%, 11.82% and 7.25%, respectively.

YEAR 2000

     The Company established a Year 2000 Task Force in September 1997 to ensure there will be no material adverse effect on customers or disruption to business operations as a result of a failure of the

Company or third parties to properly process any data on or after January 1, 2000. The project plan consists of five phases - Awareness, Assessment, Renovation, Validation and Implementation. The Awareness and Assessment phases are complete and the Renovation and Validation phases are currently in process and on schedule. The inventory of systems has been performed and the risk assessment and prioritizing of those systems is complete. The Company does not utilize any in-house developed software. All software utilized has been provided by established software companies who retain the responsibility for Year 2000 compliance. These respective vendors have been contacted and requested to provide the current compliance status of their respective software and hardware systems. Their responses are being actively monitored and testing schedules are being developed and deployed based on the responses. It is anticipated that the validation phase will be complete by late 1998 or the first quarter 1999. Incremental costs for causing computer applications to be Year 2000 compliant are presently estimated to be immaterial. The Company is currently conducting thorough internal testing of all third party hardware and software systems in an attempt to ensure Year 2000 compliance. The Company is also developing detailed contingency plans in the event of any system failure associated with Year 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary market risk exposure is to changes in market interest rates. The Company's exposure to such risk is reviewed on a regular basis by the Asset Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and accept the risks.

    The Company applies a market value ("MV") methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, MV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other investments and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk by measuring the change in the MV that would result from a theoretical 200 basis point change in market interest rates. Both a 200 basis point increase and a 200 basis point decrease in market rates are considered.

     At March 31, 1998, it was estimated that the Company's MV would decrease 19.3% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would increase 11.2% in the event of a 200 basis point decrease in market interest rates.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a)  Not applicable

          (b)  Not applicable

          (c)  Not applicable

          (d)  Use of Proceeds

Use of Proceeds

     The effective date of the Registration Statement for which use of proceeds information is being disclosed herein was May 13, 1998 and the SEC file number assigned to the Registration Statement was 333-48959. The offering (the "Offering") to which the Registration Statement related commenced on May 6, 1998 and has been terminated following the sale of all securities registered. The managing underwriter for the Offering was Hoefer & Arnett, Incorporated. The class of securities registered by the Registration Statement was the Company's Common Stock, par value $1.00 per share.

     For the account of the Company, the number of shares of Common Stock registered and sold was 350,000 and the aggregate offering price of such shares was $4,987,500.

     In connection with the Offering, the Company incurred expenses of $314,213 for underwriter's discounts and other expenses of $204,900, resulting in total expenses of $519,113. No Offering expenses were paid to an affiliate of the Company.

     The net proceeds of the Offering to the Company were $4,468,387, of which the Company will use $864,507 for redemption of the Company's Series A Preferred Stock, which will be completed on June 30, 1998, and $3,603,880 for working capital.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibit is filed with this report:

               Exhibit 27.  Financial Data Schedule

          (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GUARANTY BANCSHARES, INC.
                                 (Registrant)

Date:  June 26, 1998               By: /s/ Arthur B. Scharlach
                                   -----------------------------------
                                   Arthur B. Scharlach
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  June 26, 1998               By: /s/ Clifton A. Payne
                                   -------------------------------------
                                   Clifton A. Payne
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)