Form 10-Q
period 1998-06-30
GUARANTY BANCSHARES INC /TX/
filed 1998-08-10
CIK 1058867

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [_] No

As of August 10, 1998, there were 2,898,280 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

PART I -  FINANCIAL INFORMATION                                                                                 Page
Item 1.   Financial Statements
            Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997..................... 2
            Consolidated Statements of Earnings for the Six Months Ended June 30, 1998 and 1997 (unaudited)....... 4
            Consolidated Statement of Changes in Shareholders' Equity............................................. 5
            Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 1998 and 1997 (unaudited)..................................................... 6
            Consolidated Statements of Comprehensive Income for the Six Months
              Ended June 30, 1998 and 1997 (unaudited)............................................................ 7
            Notes to Interim Consolidated Financial Statements.................................................... 8
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...................10
Item 3.   Quantitative and Qualitative Disclosures about Market Risk..............................................20

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................................21
Item 2.   Changes in Securities and Use of Proceeds...............................................................21
Item 3.   Defaults upon Senior Securities ........................................................................21
Item 4.   Submission of Matters to a Vote of Security Holders.....................................................21
Item 5.   Other Information.......................................................................................21
Item 6.   Exhibits and Reports on Form 8-K........................................................................21
Signatures........................................................................................................22

                        PART I -- FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                 June 30,     December 31,
                                                                  1998            1997
                                                                --------       --------
                                                                       (Unaudited)
                              ASSETS
Cash and due from banks........................................ $  8,879       $  9,750
Federal funds sold.............................................   11,765          7,720
Securities:
  Available-for-sale...........................................   38,800         42,906
  Held-to-maturity.............................................   10,654         15,233
                                                                --------       --------
    Total securities...........................................   49,454         58,139
                                                                --------       --------
Loans, net of allowance for loan losses of $1,435 and $1,129...  168,465        156,266
Premises and equipment, net....................................    6,662          6,359
Accrued interest receivable....................................    2,323          2,224
Other assets...................................................    7,089          3,699
                                                                ========       ========
    Total assets............................................... $254,637       $244,157
                                                                ========       ========


            LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing.......................................... $ 47,192       $ 46,295
  Interest-bearing.............................................  181,091        176,666
                                                                 -------        -------
    Total deposits.............................................  228,283        222,961
                                                                 -------        -------
Other liabilities..............................................    3,637          2,943
                                                                 -------        -------
    Total liabilities..........................................  231,920        225,904
                                                                 -------        -------

Shareholders' equity:
  Preferred stock..............................................        0            827
  Common stock.................................................    2,898          2,548
  Additional capital...........................................    9,514          5,396
  Retained earnings............................................   10,072          9,240
  Accumulated other comprehensive income.......................      235            242
                                                                 -------        -------
                                                                  22,719         18,253
Less common stock held in treasury--at cost....................        2              0
                                                                 -------        -------
    Total shareholders' equity.................................   22,717         18,253
                                                                 -------        -------
  Total liabilities and shareholders' equity..................  $254,637       $244,157

    See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                         ----------------
                                                                                          1998       1997
                                                                                         ------     ------
Interest income:
  Loans ................................................................                $ 6,996    $ 6,090
  Securities............................................................                  1,704      1,445
  Federal funds sold and other temporary investments....................                    342        430
                                                                                         ------     ------
    Total interest income...............................................                  9,042      7,965
Interest expense........................................................                  4,469      3,868
                                                                                         ------     ------
    Net interest income.................................................                  4,573      4,097
Provision for loan losses...............................................                    430         40
                                                                                         ------     ------
    Net interest income after provision for loan losses.................                  4,143      4,057
                                                                                         ------     ------
Noninterest income:
  Service charges.......................................................                    582        522
  Other operating income................................................                  1,046        271
                                                                                         ------     ------
    Total noninterest income............................................                  1,628        793
                                                                                         ------     ------
Noninterest expense:
  Employee compensation and benefits....................................                  2,141      1,796
  Net bank premises expense.............................................                    583        619
  Other operating expenses..............................................                  1,490      1,215
                                                                                         ------     ------
    Total noninterest expenses..........................................                  4,214      3,630
                                                                                         ------     ------
    Earnings before income taxes........................................                  1,557      1,220
Provision for income taxes..............................................                    370        155
                                                                                         ------     ------
    Net earnings before preferred stock dividends.......................                  1,187      1,065
    Preferred stock dividends...........................................                    (37)       (37)
                                                                                         ------     ------
    Net earnings available to common shareholders.......................                 $1,150     $1,028
                                                                                         ======     ======
    Basic earnings per common share.....................................                  $0.43      $0.40
                                                                                         ======     ======
    Diluted earnings per common share...................................                  $0.43      $0.40
                                                                                         ======     ======

See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      Accumulated
                                                                                         other                  Total
                                                                                        compre-     Common      share-
                                        Preferred    Common    Additional   Retained    hensive    stock in    holders'
                                          stock       stock     capital     earnings    income     treasury     equity
                                        ----------   -------   ----------   ---------   --------   ---------   ---------
Balance at January 1, 1997...........       $ 827     $2,548       $5,396    $ 7,480       $ 19        $(20)    $16,250
Sale of treasury stock...............        ----       ----         ----       ----       ----          20          20
Dividends
    Preferred - $0.45 per share......        ----       ----         ----        (74)      ----        ----         (74)
    Common - $0.22 per share.........        ----       ----         ----       (566)      ----        ----        (566)
Net change in unrealized gain
    on available-for-sale
    securities, net of tax of $114...        ----       ----         ----       ----        223        ----         223
Net earnings for the year............        ----       ----         ----      2,400       ----        ----       2,400
                                        ---------    -------   ----------    -------    -------    --------     -------

Balance at December 31, 1997.........       $ 827     $2,548       $5,396    $ 9,240       $242    $   ----     $18,253
Purchase of treasury stock...........        ----       ----         ----       ----       ----          (2)         (2)
Purchase of preferred stock..........        (827)      ----         ----       ----       ----        ----        (827)
Sale of common stock.................        ----        350        4,118       ----       ----        ----       4,468
Dividends
    Preferred - $0.225 per share             ----       ----         ----        (37)      ----        ----         (37)
    Common - $0.19 per share                 ----       ----         ----       (319)      ----        ----        (319)
Rounding.............................        ----       ----         ----          1       ----        ----           1
Net change in unrealized gain
    on available-for-sale
    securities, net of tax of
    $3(1)............................        ----       ----         ----       ----         (7)       ----          (7)
Net earnings(1)......................        ----       ----         ----      1,187       ----        ----       1,187
                                        ---------    -------   ----------    -------    -------    --------     -------
Balance at June 30, 1998(1)..........       $   0     $2,898       $9,514    $10,072       $235        $ (2)    $22,717
                                        =========    =======   ==========    =======    =======    ========     =======

(1) Unaudited
    See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          Six months ended June 30,
                                                                                         ---------------------------
                                                                                             1998           1997
                                                                                         ------------   ------------
Cash flows from operating activities:
    Net earnings......................................................................      $  1,187       $  1,065
    Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation......................................................................           272            266
    Amortization of premiums, net of (accretion) of discounts on securities...........            85            (17)
    Provision for loan loss...........................................................           430             40
    Gain on sale of premises, equipment and other real estate.........................           (35)            (3)
    Write down of ORE and repossessed assets..........................................            15             65
    Proceeds from sale of loans.......................................................         1,967              0
    Increase in accrued interest receivable and other assets..........................        (3,944)          (667)
    Increase in accrued interest and other liabilities................................           696            197
                                                                                            --------       --------
         Net cash provided by operating activities....................................           673            946
Cash flows from investing activities:
    Purchases of held-to-maturity securities..........................................             0         (7,179)
    Proceeds from sales, maturities and repayments of available-for-sale securities...         7,424          1,556
    Purchases of available-for-sale securities........................................        (3,408)       (27,994)
    Proceeds from maturities and repayments of held-to-maturity securities............         4,574         11,016
    Net increase in loans.............................................................       (14,596)        (6,847)
    Purchases of premises and equipment...............................................          (575)          (987)
    Proceeds from sale of premises, equipment and other real estate...................           477              6
    Net (increase) decrease in federal funds sold.....................................        (4,045)        15,630
                                                                                            --------       --------
         Net cash used by investing activities........................................       (10,149)       (14,799)
Cash flows from financing activities:
    Change in deposits................................................................         5,322          7,959
    Repayment of borrowings...........................................................             0           (171)
    Purchase of treasury stock........................................................            (2)             0
    Sale of treasury stock............................................................             0             13
    Dividends paid....................................................................          (356)          (310)
    Redemption of preferred stock.....................................................          (827)             0
    Sale of common stock..............................................................         4,468              0
                                                                                            --------       --------
         Net cash provided from financing activities..................................         8,605          7,491
                                                                                            --------       --------
         Net decrease in cash and cash equivalents....................................          (871)        (6,362)
Cash and cash equivalents at beginning of period......................................         9,750         15,809
                                                                                            --------       --------
Cash and cash equivalents at end of period............................................      $  8,879       $  9,447
                                                                                            ========       ========

See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                          -------------------------
                                                                                              1998          1997
                                                                                           ---------     ----------
Net earnings..........................................................................      $  1,187       $  1,065

Other comprehensive income, net of tax:

Unrealized (losses) gains on securities:
  Unrealized (losses) gains arising during the period.................................            (7)            71
                                                                                            --------       --------
Comprehensive income..................................................................      $  1,180       $  1,136
                                                                                            ========       ========

    See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (collectively referred to as the Company) and its wholly-owned subsidiary Guaranty Financial Corp., Inc. which wholly owns Guaranty Bank and one non-bank subsidiary, Guaranty Company. Guaranty Bank has two non-bank subsidiaries, Guaranty Leasing Company and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Prospectus which is a part of the Registration Statement on Form S-1 (Registration No. 333-48959) filed with the SEC on May 11, 1998. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  INCOME PER COMMON SHARE

     Income per common share was computed based on the following: (All computations show the effects of a seven for one common shares stock split effective March 24, 1998)


                                                     For the six months ended
                                                              June 30,
                                                       ---------------------
                                                        1998         1997
                                                       ---------- ----------
Net earnings available to common shareholders......    $    1,150 $    1,028

Weighted average common shares used in basic EPS .      2,664,947  2,548,280
Potential dilutive common shares...................             0          0
                                                       ---------- ----------
Weighted average common and potential dilutive
    common shares used in dilutive EPS ............     2,664,947  2,548,280

Basic earnings per common share ...................    $     0.43 $     0.40
                                                       ========== ==========
Diluted earnings per common share .................    $     0.43 $     0.40
                                                       ========== ==========

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JUNE 30, 1998
          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

     The tax effects for components of comprehensive income are as follows:

                                                              Six months ended June 30,
                                        ---------------------------------------------------------------------
                                                    1998                                   1997
                                        -------------------------------         -----------------------------
                                        Before       Tax        Net of         Before      Tax       Net of
                                         Tax      (Expense)/     Tax            Tax     (Expense)/    Tax
                                        Amount      Benefit     Amount         Amount     Benefit     Amount
                                        -------------------------------         -----------------------------
Unrealized (losses) gains on
  securities arising during the
  period.............................   $   (10)     $    3       $  (7)        $  106      $  (35)     $  71
                                        -------------------------------         -----------------------------

Other comprehensive income...........   $   (10)     $    3       $  (7)        $  106      $  (35)     $  71
                                        ===============================         =============================

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

OVERVIEW

     Net earnings available to common shareholders for the six months ended June 30, 1998 were $1.2 million or $0.43 per share compared to $1.0 million or $0.40 per share for the six months ended June 30, 1997, an increase of 11.9%. While aided by an increase in net interest income, the improvement in net earnings was primarily the result of a gain on the sale of approximately $2.0 million in principal amount of mortgage loans that were originally purchased in 1991 at a discount from the Resolution Trust Corporation("RTC"). In March of 1998, the Company sold the mortgage loans at par, which resulted in a gain of $444,000, net of $230,000 in taxes expensed as a result of the sale. The Company did not have a gain from the sale of loans in the first six months of 1997. The gain on the sale of the loans in 1998 was partially offset by an increase in the provision for loan losses from $40,000 in the first six months of 1997 to $430,000 in the first six months of 1998 primarily as the result of a $23.8 million or 16.3% increase in loans during the same time period. Accordingly, after giving effect to these transactions, core earnings available to common shareholders for the period were $1.1 million or $0.41 per share for the first six months of 1998 compared to $1.0 million or $0.40 per share for the first six months of 1997, a 6.6% increase.

     The six month period ended June 30, 1998 showed good growth. Total loans increased to $169.9 million at June 30, 1998 from $157.4 million at December 31, 1997, an increase of $12.5 million or 7.9%. Total assets were $254.6 million at June 30, 1998 compared with $244.2 million at December 31, 1997. The increase in total assets resulted mainly from an increase in total deposits to $228.3 million at June 30, 1998 from $223.0 million at December 31, 1997, an increase of $5.3 million or 2.4%, and an increase in shareholders equity of $5.3 million. Common shareholders' equity was $22.7 million at June 30, 1998 compared with $17.4 million at December 31, 1997, an increase of $5.3 million or 30.5%. This increase was due to the initial public offering proceeds of $4.5 million (net of expenses), net earnings for the period of $1.2 million less dividends paid of $356,000, and the redemption of the preferred stock of $827,000.

RESULTS OF OPERATIONS

Interest Income

     Interest income for the six months ended June 30, 1998 was $9.0 million, an increase of $1.1 million or 13.5% from the six months ended June 30, 1997. The increase in interest income was due primarily to higher interest income on loans and securities. Average loans were $162.1 million for the six months ended June 30, 1998 compared with $142.1 million for the six months ended June 30, 1997, an increase of $20.0 million or 14.1%. Internal growth accounted for all of the $20.0 million increase in average loans. Average securities were $52.7 million for the six months ended June 30, 1998 compared with $44.8 million for the six months ended June 30, 1997, an increase of $7.9 million or 17.6%.

Interest Expense

     Interest expense on deposits and other interest-bearing liabilities was $4.5 million for the six months ended June 30, 1998 compared with $3.9 million for the six months ended June 30, 1997, an increase of $601,000 or 15.5%. The increase in interest expense was due primarily to an increase in average interest-bearing liabilities, to $182.2 million for the six months ended June 30, 1998 from $163.1 million for the six months ended June 30, 1997, an increase of $19.1 million or 11.7%. In addition, the interest rate on average interest-bearing liabilities increased to 4.97% from 4.81% for the same periods.


Net Interest Income

     Net interest income was $4.6 million for the six months ended June 30, 1998 compared with $4.1 million for the six months ended June 30, 1997, an increase of $476,000 or 11.6%. The increase in net interest income resulted primarily from growth in average earning assets to $226.2 million for the six months ended June 30, 1998 from $197.0 million for the six months ended June 30, 1997, an increase of $29.2 million or 14.8%.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the six months ended June 30, 1998 and 1997. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                           Six months ended June 30,
                                                  -----------------------------------------------------------------------
                                                                   1998                                  1997
                                                 ------------------------------------  ----------------------------------
                                                    Average      Interest    Average      Average     Interest   Average
                                                  Outstanding    Earned/     Yield/     Outstanding   Earned/     Yield/
                                                    Balance        Paid       Rate        Balance       Paid       Rate
                                                  ------------   --------   ---------   -----------   --------   --------
ASSETS:                                                                     (Dollars in thousands)
Interest-earning assets:
      Loans....................................      $162,078      $6,996       8.75%      $142,106     $6,090      8.69%
      Securities...............................        52,685       1,704       6.56%        44,753      1,445      6.55%
      Federal funds sold and other temporary
           investments.........................        11,391         342       6.09%        10,169        430      8.57%
                                                     --------      ------     ------       --------     ------    ------
           Total interest-earning assets.......       226,154      $9,042       8.11%       197,028     $7,965      8.20%
Less allowance for loan losses.................        (1,321)                               (1,061)
                                                     --------                              --------
Total interest-earning assets, net
   of allowance................................       224,833                               195,967
Nonearning assets..............................        23,076                                24,440
                                                     --------                              --------
           Total assets........................      $247,909                              $220,407
                                                     ========                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits.........      $ 19,187      $  265       2.80%      $ 17,909     $  251      2.84%
      Savings and money market accounts........        39,059         760       3.95%        38,688        737      3.86%
      Certificates of deposit..................       123,988       3,444       5.63%       106,504      2,880      5.48%
                                                     --------      ------     ------       --------     ------    ------
           Total interest-bearing
           liabilities.........................       182,234       4,469       4.97%       163,101      3,868      4.81%
                                                     --------      ------     ------       --------     ------    ------
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits......        42,944                                37,786
      Other liabilities........................         2,633                                 2,765
                                                     --------                              --------
           Total liabilities...................       227,811                               203,652
Shareholders' equity...........................        20,098                                16,755
                                                     --------                              --------
           Total liabilities and
           shareholders' equity................      $247,909                              $220,407
                                                     ========                              ========
Net interest income............................                    $4,573                               $4,097
                                                                   ======                               ======
Net interest spread............................                                 3.14%                               3.39%
                                                                              ======                              ======
Net interest margin............................                                 4.10%                               4.22%
                                                                              ======                              ======

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

                                                Six months ended June 30,
                                               ----------------------------
                                                      1998 vs. 1997
                                               ----------------------------
                                               Increase (Decrease)
                                                    Due to
                                               ------------------
                                               Volume      Rate      Total
                                               -------   --------   -------
                                                  (Dollars in thousands)
Interest-earning assets:
   Loans....................................    $  864     $  42    $  906
   Securities...............................       257         2       259
   Federal funds sold and other temporary
      investments...........................        36      (124)      (88)
                                                ------     -----    ------
        Total increase (decrease) in
         interest income....................     1,157       (80)    1,077
                                                ------     -----    ------
Interest-bearing liabilities:
   Interest-bearing demand deposits.........        18        (4)       14
   Savings and money market accounts........         6        17        23
   Certificates of deposit..................       485        79       564
                                                ------     -----    ------
        Total increase in interest
         expense............................       509        92       601
                                                ------     -----    ------
   Increase (decrease) in net interest
    income..................................    $  648     $(172)   $  476
                                                ======     =====    ======

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

     Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 1998, the allowance for loan losses amounted to $1.4 million or 0.85% of total loans. The allowance for loan losses as a percentage of nonperforming loans was 162.9% at June 30, 1998.

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

     The provision for loan losses for the six months ended June 30, 1998 was $430,000 compared with $40,000 for the six months ended June 30, 1997. The increase in the provision came primarily as a result of the growth in the loan portfolio from $146.1 million at June 30, 1997 to $169.9 million at June 30, 1998. The provision was incurred to increase the allowance for loan losses to a more appropriate level and to allow for continued loan growth. For the six months ended June 30, 1998, net charge-offs were $124,000.

     Set forth below is an analysis of the allowance for loan losses for the six months ended June 30, 1998:

                                                             Six months
                                                                ended
                                                            June 30, 1998
                                                            -------------
                                                             (Dollars in
                                                              thousands)
Average loans outstanding .................................   $ 162,078
                                                              ---------
Gross loans outstanding at end of period ..................   $ 169,900
                                                              ---------
Allowance for loan losses at beginning of period ..........       1,129
Provision for loan losses .................................         430
Charge-offs:
   Commercial and industrial .............................         (89)
   Real estate ...........................................          (1)
   Consumer ..............................................         (76)
Recoveries:
   Commercial and industrial .............................           8
   Real estate ...........................................           7
   Consumer ...............................................         27
                                                              ---------
Net loan (charge-offs) recoveries ..........................       (124)
                                                              ---------
Allowance for loan losses at end of period .................  $   1,435
                                                              =========

Ratio of allowance to end of period loans ..................       0.85%
Ratio of net charge-offs to average loans ..................       0.08%
Ratio of allowance to end of period nonperforming loans ....      162.9%

Noninterest Income

     The Company's primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Excluding a $674,000 nonrecurring gain from the sale of loans, noninterest income for the six months ended June 30, 1998 increased to $954,000 from $793,000 for the six months ended June 30, 1997, an increase of $161,000 or 20.3%. The gain on sale of loans was recorded when the Company sold approximately $2.0 million of loans originally purchased at a discount in June of 1991 from the RTC. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                      Six months ended
                                                           June 30,
                                                      -----------------
                                                        1998     1997
                                                       ------    -----
                                                        (Dollars in
                                                         thousands)

Service charges on deposit accounts.........          $  582    $ 522
Fee income..................................             254      188
Fiduciary income............................              23       21
Gain on sale of loans.......................             674        0
Other noninterest income....................              95       62
                                                      ------    -----
 Total noninterest income ..................          $1,628    $ 793
                                                      ======    =====

     After excluding the nonrecurring gain on the sale of loans, the increase in noninterest income from June 30, 1997 to June 30, 1998, resulted primarily from an increase in service charges on deposit accounts and fee income due to an increase in the number of deposit accounts. Additionally, the Company's increased emphasis on fee based services resulted in greater income from check cashing, ATM fees, appraisal fees and wire transfer fees.

Noninterest Expenses

Noninterest expenses totaled $4.2 million for the six months ended June 30, 1998 compared with $3.6 million for the six months ended June 30, 1997, an increase of $584,000 or 16.1%. The following table presents, for the periods indicated, the major categories of noninterest expenses:


                                              Six months ended
                                                  June 30,
                                             ------------------
                                              1998        1997
                                             ------      ------
                                          (Dollars in thousands)

Employee compensation and benefits....       $2,141      $1,796
                                             ------      ------
Non-staff expenses:
    Net bank premises expense.........          583         619
    Office and computer supplies......          131         142
    Legal and professional fees.......          188         145
    Advertising.......................          132         100
    Postage...........................           67          53
    FDIC insurance....................           13          10
    Other.............................          959         765
                                             ------      ------
         Total non-staff expenses.....        2,073       1,834
                                             ------      ------
         Total noninterest expenses...       $4,214      $3,630
                                             ======      ======

     Employee compensation and benefits expense for the six months ended June 30, 1998 was $2.1 million, an increase of $345,000 or 19.2% over the $1.8 million for the same period in 1997. The increase was due primarily to normal salary increases and the staffing of a new location in Texarkana, which opened in August of 1997, and additional staff at the Mt. Pleasant location to handle customer growth. The number of full-time equivalent employees was 132 at June 30, 1998 compared with 113 at June 30, 1997, an increase of 16.8%.

     Non-staff expenses were $2.1 million for the six months ended June 30, 1998 compared with $1.8 million for the same period in 1997, an increase of $239,000 or 13.0%. Net bank premises expense decreased $36,000 or 5.8% to $583,000.

     Legal and professional fees increased $43,000 or 29.7% due primarily to independent loan review expenses and bankruptcy and litigation proceedings. The increase in advertising of $32,000 or 32.0% was due to additional advertising campaigns initiated in early 1998 as compared to the same time period of 1997. Other non-staff expenses include director fees, insurance, franchise tax, telephone expense and other miscellaneous expenses, the combination of which increased $194,000 or 25.3% to $959,000 as of June 30, 1998.

Income Taxes

     Income tax expense increased approximately $215,000 to $370,000 for the six months ended June 30, 1998 from $155,000 for the same period in 1997. The increase was primarily attributable to the gain on sale of loans in the amount of $674,000. The Company did not have a gain from the sale of loans in the first six months of 1997.

FINANCIAL CONDITION

Loan Portfolio

     Total loans were $169.9 million at June 30, 1998, an increase of $12.5 million or 7.9% from $157.4 million at December 31, 1997. Loan growth occurred primarily in commercial loans, 1 to 4 family residential loans and farmland loans. Loans comprised 73.5% of total earning assets at June 30, 1998 compared with 70.5% at December 31, 1997.

     The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 1998 and December 31, 1997:

                                        June 30, 1998      December 31, 1997
                                     ------------------   -------------------
                                     Amount    Percent     Amount    Percent
                                     -------   --------   --------   --------
                                              (Dollars in thousands)

Commercial and industrial .......$ 51,390       30.25%   $  44,772     28.45%
Real estate:
      Construction and land
           development...........   3,110        1.83        3,072      1.95
      1-4 family residential ....  43,966       25.88       41,398     26.30
      Commercial mortgages ......  43,375       25.53       42,363     26.92
      Farmland...................   8,462        4.98        6,492      4.12
      Multi-family residential...     348        0.20          360      0.23
Consumer.........................  19,249       11.33       18,938     12.03
                                 --------      ------     --------    ------
           Total loans ..........$169,900      100.00%    $157,395    100.00%
                                 ========      ======     ========    ------

NONPERFORMING ASSETS

     Nonperforming assets were $1.0 million at June 30, 1998 compared with $1.9 million at December 31, 1997, reflecting continued strong asset quality and improving trends in nonperforming assets. The ratio of nonperforming assets to total loans and other real estate was 0.6% and 1.2% at June 30, 1998 and December 31, 1997, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                             June 30,  December 31,
                                                1998        1997
                                             ----------   ---------
                                             (Dollars in thousands)

Nonaccrual loans..........................       $  196      $  298
Accruing loans 90 or more days past due...       $  685      $  918
                                                 ------      ------
Total nonperforming loans.................          881       1,216
Other real estate.........................          155         714
                                                 ------      ------
Total nonperforming assets................       $1,036      $1,930
                                                 ======      ======

SECURITIES

     Securities totaled $49.4 million at June 30, 1998, a decline of $8.7 million from $58.1 million at December 31, 1997. The decline occurred as maturing securities were used to fund loans. At June 30, 1998, securities represented 19.4% of total assets compared with 23.8% of total assets at December 31, 1997. The yield on average securities for the six months ended June 30, 1998 was 6.56% compared with 6.55% for the same period in 1997. At June 30, 1998, securities included $8.2 million in U.S. Treasury securities, $20.6 million in U.S. Government securities, $18.4 million in mortgage-backed securities, $1.1 million in equity securities and $1.1 million in municipal securities. The average life of the securities portfolio at June 30, 1998 was approximately two years and five months.

PREMISES AND EQUIPMENT

     Premises and equipment totaled $6.7 million at June 30, 1998 and $6.4 million at December 31, 1997 an increase of $303,000 or 4.8%. Although the net change shows only a slight increase in fixed assets, some assets were capitalized during the period and normal depreciation was recorded.

OTHER ASSETS

     On July 1, 1998, the Company entered into an incentive retirement plan to provide future retirement benefits for eleven of its key senior officers. The plan is a non-qualified plan that supplements its current 401(K) Plan. The plan will be provided by the Board of Directors on a yearly grant based on a percentage of salary as each selected officer's contribution. The benefit of the plan is based on the Company's annual ROE. The total contribution of the plan was funded with a single insurance premium of $3.1 million. The Company did not have an incentive retirement plan in 1997.

DEPOSITS

     At June 30, 1998, demand, money market and savings deposits accounted for approximately 45.4% of total deposits, while certificates of deposit made up 54.6% of total deposits. Noninterest-bearing demand deposits totaled $47.2 million or 20.7% of total deposits at June 30, 1998 compared with $46.3 million or 20.8% of total deposits at December 31, 1997. The average cost of deposits, including noninterest-bearing demand deposits, was 4.00% for the six months ended June 30, 1998 compared with 3.88% for the same period in 1997. The increase in the average cost of deposits was primarily due to the increased share of interest-bearing deposits.

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

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $673,000 and $946,000 for the six months ended June 30, 1998 and 1997, respectively.

     Net cash (used) by investing activities was $(10.1) million and $(14.8) million for the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, the Company funded more loans than it received in maturing investments. The Company also experienced an increase in federal funds in the six months ended June 30, 1998 over the six months ended June 30, 1997.

     Net cash provided by financing activities was $8.6 million and $7.5 million for the six months ended June 30, 1998 and 1997, respectively. The difference was due primarily to the sale of common stock of $4.5 million offset by the redemption of preferred stock of $827,000 during the six months ended June 30, 1998.

CAPITAL RESOURCES

     Total shareholders' equity as of June 30, 1998 was $22.7 million, an increase of $4.4 million or 24.5% compared with shareholders' equity of $18.3 million at December 31, 1997. The increase was due to the initial public offering proceeds of $4.5 million (net of expenses), net earnings for the period of $1.2 million less dividends paid on common and preferred stock of $356,000 and the redemption of the preferred stock of $827,000.

     Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation, with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. The Company's risk-based capital ratios remain above the levels designated as "well capitalized" on June 30, 1998, with Tier 1 capital, total risk-based capital and leverage capital ratios of 12.56%, 13.36% and 9.07%, respectively. The Bank's risk-based capital ratios remain above the levels designated as "well capitalized" on June 30, 1998, with Tier-1 capital, total risk-based capital and leverage capital ratios of 12.65%, 13.49% and 8.74%, respectively.

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

     At June 30, 1998, it was estimated that the Company's MV would decrease 16.7% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would increase 11.4% in the event of a 200 basis point decrease in market interest rates.

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

     The net proceeds of the Offering to the Company were $4,468,387, of which the Company used $864,507 for redemption of the Company's Series A Preferred Stock, which was completed on June 30, 1998, and $3,603,880 for working capital.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibit is filed with this report:

              Exhibit 27.   Financial Data Schedule

          (b) No reports on Form 8-K were filed by the Company during the six months ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GUARANTY BANCSHARES, INC.
                                 (Registrant)

Date:  August 10, 1998              By: /s/ Arthur B. Scharlach
                                       ---------------------------------
                                       Arthur B. Scharlach
                                       President
                                       (Principal Executive Officer)



Date:  August 10, 1998              By: /s/ Clifton A. Payne
                                       ---------------------------------
                                       Clifton A. Payne
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)