Form 10-Q
period 1998-09-30
GUARANTY BANCSHARES INC /TX/
filed 1998-11-13
CIK 1058867

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
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

[X]Yes          [ ]  No

As of November 11, 1998, there were 2,898,280 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                                 Page
Item 1.  Financial Statements
           Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997................ 2
           Consolidated Statements of Earnings for the Nine Months Ended September 30, 1998 and 1997 (unaudited). 4
           Consolidated Statement of Changes in Shareholders' Equity............................................. 5
           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1998 and 1997 (unaudited)....................................................... 6
           Consolidated Statements of Comprehensive Income for the Nine Months
             Ended September 30, 1998 and 1997 (unaudited)....................................................... 7
           Notes to Interim Consolidated Financial Statements.................................................... 8
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................21
Item 2.  Changes in Securities and Use of Proceeds...............................................................21
Item 3.  Defaults upon Senior Securities ........................................................................21
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................21
Item 5.  Other Information.......................................................................................21
Item 6.  Exhibits and Reports on Form 8-K........................................................................21
Signatures.......................................................................................................22

                        PART I -- FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                  Sept. 30,  Dec. 31,
                                                                    1998      1997
                                                                  ---------  --------
                                                                     (Unaudited)

                                     ASSETS
Cash and due from banks........................................   $ 10,642   $  9,750
Federal funds sold.............................................     11,410      7,720
Securities:
 Available-for-sale............................................     32,576     42,906
 Held-to-maturity..............................................      6,984     15,233
                                                                  --------   --------
  Total securities.............................................     39,560     58,139
                                                                  --------   --------
Loans, net of allowance for loan losses of $1,488 and $1,129...    175,858    156,266
Premises and equipment, net....................................      7,016      6,359
Accrued interest receivable....................................      2,290      2,224
Other assets...................................................      6,461      3,699
                                                                  --------   --------
 Total assets..................................................   $253,237   $244,157
                                                                  ========   ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
 Noninterest-bearing..........................  $ 38,771  $ 46,295
 Interest-bearing.............................   186,101   176,666
                                                 -------   -------
    Total deposits............................   224,872   222,961
                                                 -------   -------
Borrowed funds................................     2,000         0
Other liabilities.............................     2,864     2,943
                                                 -------   -------
    Total liabilities.........................   229,736   225,904
                                                 -------   -------
Shareholders' equity:
Preferred stock................................        0       827
Common stock...................................    2,898     2,548
Additional capital.............................    9,514     5,396
Retained earnings..............................   10,824     9,240
Accumulated other comprehensive income.........      267       242
                                                 -------   -------
                                                  23,503    18,253
Less common stock held in treasury--at cost...         2         0
                                                 -------   -------
    Total shareholders' equity................    23,501    18,253
                                                 -------   -------
    Total liabilities and shareholders' equity   $253,237 $244,157
                                                 ======== ========

  See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                                  -------------------
                                                                                                    1998       1997
                                                                                                  --------   --------
Interest income:
  Loans .......................................................................................   $10,699     $9,410
  Securities...................................................................................     2,431      2,308
  Federal funds sold and other temporary investments...........................................       517        553
                                                                                                   ------    -------
    Total interest income .....................................................................    13,647     12,271
Interest expense...............................................................................     6,724      5,967
                                                                                                   ------    -------
    Net interest income........................................................................     6,923      6,304
Provision for loan losses......................................................................       490        110
                                                                                                   ------    -------
    Net interest income after provision for loan losses........................................     6,433      6,194
                                                                                                   ------    -------
Noninterest income:
  Service charges..............................................................................       919        803
  Other operating income.......................................................................     1,239        407
  Realized gain on available-for-sale securities...............................................        81         18
  Realized gain on held-to-maturity securities.................................................         0          1
                                                                                                   ------    -------
    Total noninterest income...................................................................     2,239      1,229
                                                                                                   ------    -------
Noninterest expense:
  Employee compensation and benefits...........................................................     3,276      2,758
  Net bank premises expense....................................................................       883        837
  Other operating expenses.....................................................................     2,183      1,880
                                                                                                   ------    -------
    Total noninterest expenses.................................................................     6,342      5,475
                                                                                                   ------    -------
    Earnings before income taxes...............................................................     2,330      1,948
Provision for income taxes.....................................................................       391        200
                                                                                                   ------    -------
    Net earnings before preferred stock dividends..............................................     1,939      1,748
    Preferred stock dividends..................................................................       (37)       (37)
                                                                                                   ------    -------
    Net earnings available to common shareholders..............................................    $1,902    $ 1,711
                                                                                                   ======    =======
    Basic earnings per common share............................................................     $0.69      $0.67
                                                                                                   ======    =======
    Diluted earnings per common share..........................................................     $0.69      $0.67
                                                                                                   ======    =======

See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Accumulated
                                                                                       other                  Total
                                                                                      compre-    Common       share-
                                      Preferred    Common    Additional   Retained    hensive   stock in     holders'
                                        stock       stock     capital     earnings    income    treasury      equity
                                      ----------   -------   ----------   ---------   -------   ---------   ---------
Balance at January 1, 1997.........    $ 827       $2,548       $5,396    $ 7,480       $ 19       $(20)    $16,250
Sale of treasury stock.............     ----         ----         ----       ----       ----         20          20
Dividends
   Preferred - $0.45 per share.......   ----         ----         ----        (74)      ----       ----         (74)
   Common - $0.22 per share..........   ----         ----         ----       (566)      ----       ----        (566)
Net change in unrealized gain
   on available-for-sale
   securities, net of tax of $114....   ----         ----         ----       ----        223       ----         223
Net earnings for the year..........     ----         ----         ----      2,400       ----       ----       2,400
                                       -----       ------       ------    -------       ----       ----     -------

Balance at December 31, 1997.......    $ 827       $2,548       $5,396    $ 9,240       $242   $   ----     $18,253
Purchase of treasury stock.........     ----         ----         ----       ----       ----         (2)         (2)
Purchase of preferred stock........     (827)        ----         ----       ----       ----       ----        (827)
Sale of common stock...............     ----          350        4,118       ----       ----       ----       4,468
Dividends
   Preferred - $0.225 per share         ----         ----         ----        (37)      ----       ----         (37)
   Common - $0.11 per share             ----         ----         ----       (319)      ----       ----        (319)
Rounding...........................     ----         ----         ----          1       ----       ----           1
Net change in unrealized gain
   on available-for-sale
   securities, net of tax of
   $13(1)..........................     ----         ----         ----       ----         25       ----          25
Net earnings(1)....................     ----         ----         ----      1,939       ----       ----       1,939
                                       -----       ------       ------    -------       ----       ----     -------
Balance at September 30, 1998(1)...    $   0       $2,898       $9,514    $10,824       $267       $ (2)    $23,501
                                       =====       ======       ======    =======       ====       ====     =======

(1) Unaudited
  See accompanying Notes to Interim Consolidated Financial Statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          Nine months ended Sept. 30,
                                                                                         -----------------------------
                                                                                              1998            1997
                                                                                         --------------   ------------

Cash flows from operating activities:
    Net earnings......................................................................        $  1,939       $  1,748
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation....................................................................             409            402
      Amortization of premiums, net of (accretion) of discounts on securities.........             128              3
      Net realized gain on available-for-sale securities..............................             (81)           (19)
      Gain on sale of loans...........................................................            (674)             0
      Provision for loan loss.........................................................             490            110
      Gain on sale of premises, equipment and other real estate.......................             (56)            (7)
      Write down of ORE and repossessed assets........................................              15             65
      Proceeds from sale of loans.....................................................           1,967              0
      Increase in accrued interest receivable and other assets........................          (3,360)        (1,453)
      (Decrease) increase in accrued interest and other liabilities...................             (92)           309
                                                                                              --------       --------
         Net cash provided by operating activities....................................             685          1,158
Cash flows from investing activities:
    Purchases of held-to-maturity securities..........................................               0         (7,179)
    Proceeds from sales, maturities and repayments of available-for-sale securities...          13,745          3,039
    Purchases of available-for-sale securities........................................          (3,419)       (30,047)
    Proceeds from maturities and repayments of held-to-maturity securities............           8,244         13,078
    Net increase in loans.............................................................         (21,375)       (11,306)
    Purchases of premises and equipment...............................................          (1,066)        (1,167)
    Proceeds from sale of premises, equipment and other real estate...................             574            157
    Net (increase) decrease in federal funds sold.....................................          (3,690)         6,960
                                                                                              --------       --------
         Net cash used by investing activities........................................          (6,987)       (26,465)
Cash flows from financing activities:
    Change in deposits................................................................           1,911         18,266
    Proceeds from borrowings..........................................................           2,000              0
    Repayment of borrowings...........................................................               0           (171)
    Purchase of treasury stock........................................................              (2)             0
    Sale of treasury stock............................................................               0              0
    Dividends paid....................................................................            (356)          (310)
    Redemption of preferred stock.....................................................            (827)             0
    Sale of common stock..............................................................           4,468              0
                                                                                              --------       --------
         Net cash provided from financing activities..................................           7,194         17,785
                                                                                              --------       --------
         Net increase (decrease) in cash and cash equivalents.........................             892         (7,522)
Cash and cash equivalents at beginning of period......................................           9,750         15,809
                                                                                              --------       --------
Cash and cash equivalents at end of period............................................        $ 10,642       $  8,287
                                                                                              ========       ========

      See accompanying Notes to Interim Consolidated Financial Statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    Nine months ended
                                                      September 30,
                                                    -----------------
                                                    1998         1997
                                                    ----         ----
Net earnings....................................  $ 1,939       $ 1,748

Other comprehensive income, net of tax:

  Unrealized gains on securities:
   Unrealized gains arising during the period...       25           161

                                                  -------       -------
Comprehensive income............................  $ 1,964       $ 1,909
                                                  =======       =======

  See accompanying Notes to Interim Consolidated Financial Statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Prospectus which is a part of the Registration Statement on Form S-1 (Registration No. 333-48959) filed with the SEC on May 11, 1998. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  INCOME PER COMMON SHARE

     Income per common share was computed based on the following: (All computations show the effects of a seven for one common shares stock split effective March 24, 1998)

                                                                For the nine months ended
                                                                      September 30,
                                                                ------------------------
                                                                    1998         1997
                                                                    ----         ----
Net earnings available to common shareholders..................   $    1,902   $    1,711

Weighted average common shares used in basic EPS..                 2,742,724    2,548,280
Potential dilutive common shares...............................            0            0
                                                                  ----------   ----------
Weighted average common and potential dilutive
 common shares used in dilutive EPS ...........................    2,742,724    2,548,280

Basic earnings per common share ...............................   $     0.69   $     0.67
                                                                  ==========   ==========
Diluted earnings per common share .................               $     0.69   $     0.67
                                                                  ==========   ==========

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              SEPTEMBER 30, 1998
          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

    The tax effects for components of comprehensive income are as follows:

                                                                 Nine months ended September 30,
                                       -------------------------------------------------------------------------
                                                          1998                                   1997
                                       ---------------------------------         -------------------------------
                                          Before        Tax       Net of         Before        Tax        Net of
                                           Tax       (Expense)/    Tax            Tax       (Expense)/     Tax
                                          Amount      Benefit     Amount         Amount      Benefit      Amount
                                       ---------------------------------         -------------------------------
Unrealized gains on
 securities arising during the
 period............................        $38         $(13)       $25           $244        $(83)       $161
                                       ---------------------------------         -------------------------------

Other comprehensive income..........       $38         $(13)       $25           $244        $(83)       $161
                                       =================================         ===============================

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

OVERVIEW

     Net earnings available to common shareholders for the nine months ended September 30, 1998, were $1.9 million or $0.69 per share compared to $1.7 million or $0.67 per share for the nine months ended September 30, 1997, an increase of 11.2%. While aided by an increase in net interest income, due to a 11.6% growth in average earning assets, the improvement in net earnings was also the result of a gain on the sale of approximately $2.0 million in principal amount of mortgage loans that were originally purchased in 1991 at a discount from the Resolution Trust Corporation("RTC"). In March 1998, the Company sold the mortgage loans at par, which resulted in a gain of $444,000, net of $230,000 in taxes expensed as a result of the sale. The Company did not have a gain from the sale of loans in the first nine months of 1997. The gain on the sale of the loans in 1998 was partially offset by an increase in the provision for loan losses from $110,000 in the first nine months of 1997 to $490,000 in the first nine months of 1998 primarily as the result of a $26.8 million or 17.8% increase in loans during the same time period. Accordingly, after giving effect to these transactions, core earnings available to common shareholders for the period were $1.8 million or $0.67 per share for the first nine months of 1998 compared to $1.7 million or $0.67 per share for the first nine months of 1997, a 6.6% increase.

     The nine month period ended September 30, 1998 showed good growth. Total loans increased to $177.3 million at September 30, 1998, from $157.4 million at December 31, 1997, an increase of $19.9 million or 12.7%. Total assets were $253.2 million at September 30, 1998, compared with $244.2 million at December 31, 1997. The increase of $9.0 million in total assets resulted mainly from an increase in total deposits to $224.9 million at September 30, 1998, from $223.0 million at December 31, 1997, an increase of $1.9 million or 0.9%, new borrowings from the Federal Home Loan Bank ("FHLB") of $2.0 million and an increase in shareholders' equity of $5.2 million. Common shareholders' equity was $23.5 million at September 30, 1998, compared with $17.4 million at December 31, 1997, an increase of $6.1 million or 34.9%. This increase was due to the initial public offering proceeds of $4.5 million (net of expenses), net earnings for the period of $1.9 million less dividends paid of $356,000.

RESULTS OF OPERATIONS

Interest Income

     Interest income for the nine months ended September 30, 1998, was $13.6 million, an increase of $1.4 million or 11.2% from the nine months ended September 30, 1997. The increase in interest income was due primarily to higher interest income on loans and securities. Average loans were $165.7 million for the nine months ended September 30, 1998, compared with $144.3 million for the nine months ended September 30, 1997, an increase of $21.4 million or 14.8%. Internal growth accounted for all of the $21.4 million increase in average loans. Average securities were $50.2 million for the nine months ended September 30, 1998, compared with $47.4 million for the nine months ended September 30, 1997, an increase of $2.8 million or 5.9%.

Interest Expense

     Interest expense on deposits and other interest-bearing liabilities was $6.7 million for the nine months ended September 30, 1998, compared with $6.0 million for the nine months ended September 30, 1997, an increase of $757,000 or 12.7%. The increase in interest expense was due primarily to an increase in average interest-bearing liabilities, to $182.8 million for the nine months ended September 30, 1998, from $165.2 million for the nine months ended September 30, 1997, an increase of $17.6 million or 10.7%. In addition, the interest rate on average interest-bearing liabilities increased to 4.92% from 4.83% for the same periods.


Net Interest Income

     Net interest income was $6.9 million for the nine months ended September 30, 1998, compared with $6.3 million for the nine months ended September 30, 1997, an increase of $619,000 or 9.8%. The increase in net interest income resulted primarily from growth in average earning assets to $228.0 million for the nine months ended September 30, 1998, from $204.4 million for the nine months ended September 30, 1997, an increase of $23.6 million or 11.6%.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the nine months ended September 30, 1998 and 1997. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                       Nine months ended September 30,
                                                  -----------------------------------------------------------------------
                                                                   1998                                 1997
                                                                   ----                                 ----
                                                    Average      Interest    Average      Average     Interest   Average
                                                  Outstanding    Earned/      Yield/    Outstanding   Earned/     Yield/
                                                    Balance        Paid        Rate       Balance       Paid       Rate
                                                  -----------   ----------   --------   -----------   --------   --------
ASSETS:                                                                        (Dollars in thousands)
Interest-earning assets:
      Loans....................................      $165,714    $ 10,699       8.63%      $144,318    $ 9,410      8.72%
      Securities...............................        50,200       2,431       6.47%        47,381      2,308      6.51%
      Federal funds sold and other temporary
           investments.........................        12,124         517       5.70%        12,689        553      5.83%
                                                     --------    --------       ----       --------    -------     -----
           Total interest-earning assets.......       228,038    $ 13,647       8.00%       204,388    $12,271      8.03%
Less allowance for loan losses.................        (1,364)                               (1,069)
                                                     --------                              --------
           Total interest-earning assets,
            net of allowance...................       226,674                               203,319
Nonearning assets..............................        23,033                                19,577
                                                     --------                              --------
           Total assets........................      $249,707                              $222,896
                                                     ========                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits.........      $ 18,908    $    387       2.74%      $ 17,474    $   366      2.80%
      Savings and money market accounts........        39,498       1,151       3.90%        38,550      1,106      3.84%
      Certificates of deposit..................       124,386       5,186       5.57%       108,911      4,482      5.50%
      Borrowed funds...........................            37           0       0.00%            72          6     11.15%
      Federal funds purchased..................             0           0       0.00%           152          7      6.15%
                                                     --------    --------       ----       --------    -------      ----
           Total interest-bearing
            liabilities........................       182,829       6,724       4.92%       165,159      5,967      4.83%
                                                     --------    --------       ----       --------    -------      ----
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits......        43,069                                38,551
      Other liabilities........................         2,662                                 2,147
                                                     --------                              --------
           Total liabilities...................       228,560                               205,857
Shareholders' equity...........................        21,147                                17,039
                                                     --------                              --------
           Total liabilities and
            shareholders' equity...............      $249,707                              $222,896
                                                     ========                              ========
Net interest income............................                  $  6,923                              $6,304
                                                                 ========                              =======
Net interest spread............................                                 3.08%                               3.20%
                                                                                ====                                ====
Net interest margin............................                                 4.06%                               4.12%
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

                                              Nine months ended September 30,
                                             ---------------------------------
                                                       1998 vs. 1997
                                             ---------------------------------
                                             Increase (Decrease)
                                                   Due to
                                             -------------------
                                             Volume       Rate        Total
                                             ------       ----        -----
                                                  (Dollars in thousands)
Interest-earning assets:
 Loans....................................      $1,386      $ (97)     $1,289
 Securities...............................         136        (13)        123
 Federal funds sold and other temporary
   investments............................          98       (134)        (36)
                                                ------      -----      ------
    Total increase (decrease) in
     interest income......................       1,620       (244)      1,376
                                                ------      -----      ------
Interest-bearing liabilities:
 Interest-bearing demand deposits.........          29         (8)         21
 Savings and money market accounts........          28         17          45
 Certificates of deposit..................         645         59         704
 Federal funds purchased..................           0         (7)         (7)
 Borrowed funds...........................           0         (6)         (6)
                                                ------      -----      ------
    Total increase in interest
     expense..............................         702         55         757
                                                ------      -----      ------
 Increase (decrease) in net interest
  income..................................      $  918      $(299)     $  619
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

     Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 1998, the allowance for loan losses amounted to $1.5 million or 0.84% of total loans. The allowance for loan losses as a percentage of nonperforming loans was 145.03% at September 30, 1998.

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

     The provision for loan losses for the nine months ended September 30, 1998, was $490,000 compared with $110,000 for the nine months ended September 30, 1997. The increase in the provision came primarily as a result of the growth in the loan portfolio from $150.5 million at September 30, 1997, to $177.3 million at September 30, 1998. The provision was incurred to increase the allowance for loan losses to a more appropriate level and to allow for continued loan growth. For the nine months ended September 30, 1998, net charge-offs were $131,000.

     Set forth below is an analysis of the allowance for loan losses for the nine months ended September 30, 1998:

                                                           Nine months
                                                              ended
                                                          Sept. 30, 1998
                                                          --------------
                                                           (Dollars in
                                                            thousands)
Average loans outstanding .................................   $165,714
                                                              --------
Gross loans outstanding at end of period ..................   $177,346
                                                              --------
Allowance for loan losses at beginning of period ..........      1,129
Provision for loan losses .................................        490
Charge-offs:
    Commercial and industrial .............................       (111)
    Real estate ...........................................         (1)
    Consumer ..............................................        (90)
Recoveries:
    Commercial and industrial .............................         28
    Real estate ...........................................          8
    Consumer ...............................................        35
                                                               --------
Net loan (charge-offs) recoveries ..........................      (131)
                                                               --------
Allowance for loan losses at end of period .................   $  1,488
                                                               ========

Ratio of allowance to end of period loans ..................       0.84%
Ratio of net charge-offs to average loans ..................       0.08%
Ratio of allowance to end of period nonperforming loans ....     145.03%

Noninterest Income

     The Company's primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Excluding a $674,000 nonrecurring gain from the sale of loans, noninterest income for the nine months ended September 30, 1998 increased to $1.6 million from $1.2 million for the nine months ended September 30, 1997, an increase of $336,000 or 27.3%. The gain on sale of loans was recorded in March 1998, when the Company sold approximately $2.0 million of loans originally purchased at a discount in June 1991 from the RTC. The following table presents, for the periods indicated, the major categories of noninterest income:

                                          Nine months ended
                                            September 30,
                                          -----------------
                                           1998      1997
                                           ----      ----
                                            (Dollars in
                                             thousands)

Service charges on deposit accounts...     $ 919     $ 803
Fee income............................       345       295
Fiduciary income......................        34        29
Gain on sale of loans.................       674         0
Other noninterest income..............       186        83
Realized gain on securities...........        81        19
                                           -----     -----

   Total noninterest income ..........    $2,239    $1,229
                                          ======    ======

     After excluding the nonrecurring gain on the sale of loans, the increase in noninterest income from September 30, 1997 to September 30, 1998, resulted primarily from an increase in service charges on deposit accounts and fee income due to an increase in the number of deposit accounts. Additionally, the Company's increased emphasis on fee-based services resulted in greater income from check cashing, ATM fees, appraisal fees and wire transfer fees.

Noninterest Expenses

Noninterest expenses totaled $6.3 million for the nine months ended September 30, 1998 compared with $5.5 million for the nine months ended September 30, 1997, an increase of $867,000 or 15.8%. The following table presents, for the periods indicated, the major categories of noninterest expenses:


                                             Nine months ended
                                               September  30,
                                           ----------------------
                                              1998        1997
                                              ----        ----
                                           (Dollars in thousands)

Employee compensation and benefits....       $3,276      $2,758
                                             ------      ------
Non-staff expenses:
    Net bank premises expense.........          883         837
    Office and computer supplies......          219         217
    Legal and professional fees.......          273         219
    Advertising.......................          183         171
    Postage...........................           99          92
    FDIC insurance....................           20          17
    Other.............................        1,389       1,164
                                             ------      ------
         Total non-staff expenses.....        3,066       2,717
                                             ------      ------
         Total noninterest expenses...       $6,342      $5,475
                                             ======      ======

     Employee compensation and benefits expense for the nine months ended September 30, 1998, was $3.3 million, an increase of $518,000 or 18.8% over the $2.8 million for the same period in 1997. The increase was due primarily to normal salary increases, the staffing of a new location in Texarkana, which opened in August 1997, and additional staff at the Mt. Pleasant and Paris locations to handle customer growth. The number of full-time equivalent employees was 134 at September 30, 1998, compared with 121 at September 30, 1997, an increase of 10.7%.

     Non-staff expenses were $3.1 million for the nine months ended September 30, 1998, compared with $2.7 million for the same period in 1997, an increase of $349,000 or 12.8%. Net bank premises expense increased $46,000 or 5.5% to $883,000.

     Legal and professional fees increased $54,000 or 24.7% due primarily to independent loan review expenses and bankruptcy and litigation proceedings. The increase in advertising of $12,000 or 7.0% was due to additional advertising campaigns initiated in early 1998 as compared to the same time period of 1997. Other non-staff expenses include director fees, insurance, franchise tax, telephone expense and other miscellaneous expenses, the combination of which increased $225,000 or 19.3% to $1.4 million as of September 30, 1998.

Income Taxes

     Income tax expense increased approximately $191,000 to $391,000 for the nine months ended September 30, 1998 from $200,000 for the same period in 1997. The increase was primarily attributable to additional operating income and the gain on sale of loans in the amount of $674,000. The Company did not have a gain from the sale of loans in the first nine months of 1997.


FINANCIAL CONDITION

Loan Portfolio

     Total loans were $177.3 million at September 30, 1998, an increase of $19.9 million or 12.7% from $157.4 million at December 31, 1997. Loan growth occurred primarily in commercial loans and 1 to 4 family residential loans. Loans comprised 77.0% of total earning assets at September 30, 1998 compared with 70.5% at December 31, 1997.

     The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 1998, and December 31, 1997:



                                               September 30,1998     December 31, 1997
                                               ------------------   --------------------
                                               Amount    Percent     Amount     Percent
                                               ------    -------     ------     -------
                                                        (Dollars in thousands)

Commercial and industrial ..................   $ 57,911     32.65%    $44,772     28.45%
Real estate:
      Construction and land
          development.......................      3,326      1.88      3,072       1.95
      1-4 family residential ...............     45,922     25.89     41,398      26.30
      Commercial mortgages .................     42,157     23.77     42,363      26.92
      Farmland..............................      8,315      4.69      6,492       4.12
      Multi-family residential..............        368      0.21        360       0.23
Consumer....................................     19,347     10.91     18,938      12.03
                                               --------    ------   --------     ------
          Total loans ......................   $177,346    100.00%  $157,395     100.00%
                                               ========    =======  ========     ======

NONPERFORMING ASSETS

     Nonperforming assets were $1.1 million at September 30, 1998 compared with $1.9 million at December 31, 1997, reflecting continued strong asset quality and improving trends in nonperforming assets. The ratio of nonperforming assets to total loans and other real estate was 0.6% and 1.2% at September 30, 1998, and December 31, 1997, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                             Sept. 30,      Dec. 31,
                                               1998           1997
                                             ---------      --------
                                              (Dollars in thousands)
Nonaccrual loans..........................      $  292        $  298
Accruing loans 90 or more days past due...         734           918
                                                ------        ------
Total nonperforming loans.................       1,026         1,216
Other real estate.........................          79           714
                                                ------        ------
Total nonperforming assets................      $1,105        $1,930
                                                ======        ======

SECURITIES

     Securities totaled $39.6 million at September 30, 1998, a decline of $18.5 million from $58.1 million at December 31, 1997. The decline occurred as maturing securities were used to fund loans. At September 30, 1998, securities represented 15.6% of total assets compared with 23.8% of total assets at December 31, 1997. The yield on average securities for the nine months ended September 30, 1998, was 6.47% compared with 6.51% for the same period in 1997. At September 30, 1998, securities included $3.1 million in U.S. Treasury securities, $17.7 million in U.S. Government securities, $16.6 million in mortgage-backed securities, $1.1 million in equity securities and $1.1 million in municipal securities. The average life of the securities portfolio at September 30, 1998, was approximately one year and ten months.

PREMISES AND EQUIPMENT

     Premises and equipment totaled $7.0 million at September 30, 1998 and $6.4 million at December 31, 1997. Although the net change only shows an increase of $657,000 or 10.3%, in fixed assets, approximately $1.2 million was capitalized in the building of the new Texarkana facility while total premises and equipment decreased due to normal depreciation recorded by the Company.

OTHER ASSETS

     On July 1, 1998, the Company entered into an incentive retirement plan (the "Plan") to provide future retirement benefits for eleven of its key senior officers. The Plan is a non-qualified plan that supplements the Company's current 401(k) Plan. Grants to the Plan will be awarded annually by the Board of Directors based on a percentage of the annual salary of each officer selected to participate in the Plan. The benefit of the Plan to each selected officer is based on the Company's annual return on equity ratio and such officer's annual salary. The total contribution to the Plan was funded with a single insurance premium of $3.1 million. The Company did not have an incentive retirement plan in 1997.

DEPOSITS

     At September 30, 1998, demand, money market and savings deposits accounted for approximately 43.6% of total deposits, while certificates of deposit made up 56.4% of total deposits. Noninterest-bearing demand deposits totaled $38.8 million or 17.2% of total deposits at September 30, 1998, compared with $46.3 million or 20.8% of total deposits at December 31, 1997. The average cost of deposits, including noninterest-bearing demand deposits, was 3.98% for the nine months ended September 30, 1998 compared with 3.92% for the same period in 1997. The increase in the average cost of deposits was primarily due to the increase in average interest-bearing deposits.

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

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $685,000 and $1.2 million for the nine months ended September 30, 1998 and 1997, respectively.

     Net cash (used) by investing activities was $(7.0) million and $(26.5) million for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, the Company funded more loans and purchased fewer securities than it did in the nine months ended September 30, 1997. The Company also experienced an increase in federal funds in the nine months ended September 30, 1998 over the nine months ended September 30, 1997.

     Net cash provided by financing activities was $7.2 million and $17.8 million for the nine months ended September 30, 1998 and 1997, respectively. The difference was due primarily to a larger net increase in deposits of $16.4 million in 1997 over 1998 and to the sale of common stock of $4.5 million offset by the redemption of preferred stock of $827,000 during the nine months ended September 30, 1998.

CAPITAL RESOURCES

     Total shareholders' equity as of September 30, 1998, was $23.5 million, an increase of $5.2 million or 28.8% compared with shareholders' equity of $18.3 million at December 31, 1997. The increase was due to the initial public offering proceeds of $4.5 million (net of expenses), net earnings for the period of $1.9 million less dividends paid on common and preferred stock of $356,000 and the redemption of the preferred stock of $827,000.

     Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. On September 30, 1998, the Company's

Tier 1 risk-based capital ratio, total risk-based capital ratio and leverage ratio were 12.58%, 13.38% and 9.32%, respectively. On September 30, 1998, the Bank's risk-based capital ratios remain above the levels designated as "well capitalized" under the FDIC's prompt corrective action provisions with Tier-1 risk-based capital, total risk-based capital and leverage ratios of 12.51%, 13.34% and 8.82%, respectively.

YEAR 2000 COMPLIANCE

     General. The Year 2000 risk involves computer programs and computer software that are not able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If these issues are not addressed by the Company, its suppliers and its borrowers, there could be a material adverse impact on the Company's financial condition or results of operations.

     State of Readiness. The Company formally initiated its Year 2000 project and plan in August 1997 to insure that its operational and financial systems will not be adversely affected by Year 2000 problems. The Company has formed a Year 2000 project team, and the Board of Directors and management are supporting all compliance efforts and allocating the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could be affected by the Year 2000 date change has been developed, verified and categorized as to their importance to the Company and an assessment of all mission critical IT and mission critical non-IT systems has been completed. This assessment involved inputting test data which simulates the Year 2000 date change into such IT systems and reviewing the system output for accuracy. The Company's assessment of mission critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believes that none of its mission critical non-IT systems are date dependent. The software for the Company's systems is provided through service bureaus and software vendors. The Company has contacted all of its third party vendors and software providers and is requiring them to demonstrate and represent that the products provided are or will be Year 2000 compliant and has planned a program of testing compliance. The Company's item processing software provider, which performs substantially all of the Company's data processing functions, has stated that its software is Year 2000 compliant and pursuant to applicable regulatory guidelines the Company is currently producing testing scenarios to verify this assertion. In addition, the Company's compliance efforts regarding Year 2000 issues were reviewed by the FDIC in October 1998.

     Except as discussed above, the Company has completed the following phases of its Year 2000 plan: (i) recognizing Year 2000 issues and (ii) assessing the impact of Year 2000 issues on the Company's mission critical systems. The Company is in the process of upgrading, testing and implementing the mission-critical systems for Year 2000 compliance.

     Costs of Compliance. Management does not expect that the costs of bringing the Company's systems into Year 2000 compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has budgeted $50,000 to address Year 2000 issues. As of September 30, 1998, the Company has not incurred any significant costs in relation to Year 2000. The largest potential risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance, including the timetable for achieving compliance.

     Risks Related to Third Parties. The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar depositors (aggregate deposits over $100,000) and loan customers ($150,000 or more) and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers are likely to be affected by Year 2000 issues. In addition, corporate borrowers have been contacted and assessed by their respective lending officers and scored on a scale of one, two or three, with three being the least affected by Year 2000 issues. A corporate borrower which received a rating of one or two was subsequently contacted to assess Year 2000 readiness efforts. To the extent a problem is identified with respect to a customer, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects a borrower, the Company may be required to charge-off the loan to that borrower. For a discussion of possible effects of such charge-offs, see "Contingency Plans" below. In the event that Year 2000 noncompliance causes a depositor to withdraw funds, the Company plans to maintain additional cash on hand. The Company relies on the Federal Reserve for electronic fund transfers and check clearing and understands that the Federal Reserve expects its systems to be Year 2000 compliant by the end of 1998. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company.

     Contingency Plans. The Company is in the process of finalizing its contingency planning with respect to the Year 2000 date change and believes that if its own systems should fail, the Company could convert to a manual entry system for a period of up to three months without significant losses. The Company believes that any mission critical system could be recovered and operating within three to five days. In the event that the Federal Reserve is unable to handle electronic funds transfers and check clearing, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative funds transfer and clearing source. As part of its contingency planning, the Company has reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $100,000, although there are no assurances that this amount will not be substantially higher. The Company does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for loan losses. In addition, the Company plans to maintain additional cash on hand to meet any unusual deposit withdrawal activity.

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

     At September 30, 1998, it was estimated that the Company's MV would decrease 15.0% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would increase 9.7% in the event of a 200 basis point decrease in market interest rates.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a)  Not applicable

          (b)  Not applicable

          (c)  Not applicable

          (d)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is filed with this report:

             Exhibit 27.   Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GUARANTY BANCSHARES, INC.
                                   (Registrant)

Date:  November 13, 1998           By: /s/ Arthur B. Scharlach
                                   -----------------------------------
                                   Arthur B. Scharlach
                                   President
                                   (Principal Executive Officer)



Date:  November 13, 1998           By: /s/ Clifton A. Payne
                                   -------------------------------------
                                   Clifton A. Payne
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)