Form 10-K
period 1998-12-31
GUARANTY BANCSHARES INC /TX/
filed 1999-03-12
CIK 1058867

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

                                ---------------
(MARK ONE)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 0-23113

                           GUARANTY BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

                                ---------------

                  TEXAS                                    75-1656431
     (State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                       Identification Number)

            100 WEST ARKANSAS                                 75455
          MOUNT PLEASANT, TEXAS                            (Zip Code)
(Address of principal executive offices)

             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                (903) 572-9881

                                ---------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            Common Stock, par value
                                $1.00 per share

                                ---------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 17, 1999, the number of outstanding shares of Common Stock was 2,898,280. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $26.1 million.

                     DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (Part III, Items 10-13).

PART  I

ITEM 1. BUSINESS

GENERAL

      Guaranty Bancshares, Inc. (the "Company") was incorporated as a business corporation under the laws of the State of Texas in 1980 to serve as a holding company for Guaranty Bank (the "Bank"), which was chartered in 1913, and for Talco State Bank, which was chartered in 1912 and merged into the Bank in 1997. The Company's headquarters are located at 100 West Arkansas, Mount Pleasant, Texas 75455, and its telephone number is (903) 572-9881.

      The Company has grown through a combination of internal growth, the acquisition of community banks and the opening of new community banking offices. In 1992, the Company established its Deport, Texas location by acquiring certain assets and liabilities of the First National Bank of Deport (the "Deport Bank"). The Deport Bank also had a branch in Paris, Texas which the Company acquired. To enhance its expansion into the Paris community, the Company constructed a new facility to serve as its Paris location. In 1993, the Company purchased a commercial bank in Bogata, Texas and in 1996 opened a second retail-service banking facility in Mount Pleasant. In 1997, the Company merged Talco State Bank into the Bank and opened a full-service location in Texarkana. Texarkana is the center of a trade area encompassing approximately 123,000 people. Management of the Company believes that this trade area provides opportunity for strong future growth in loans and deposits. Highway 59 (scheduled to become Interstate 69) which serves as one of the primary trucking routes linking the interior United States and Mexico, is a main artery to Texarkana. The increased traffic along this "NAFTA Highway" is expected to enhance economic activity in this area and create more opportunities for growth. In 1998, the Company constructed a new facility in Texarkana to enhance its expansion in the Texarkana market.

      The Company has developed a community banking network, with most of its offices located in separate communities. Lending and investment activities are funded from a strong core deposit base consisting of more than 25,000 deposit accounts. Each of the Company's offices has the authority and flexibility to make pricing decisions within overall ranges developed by the Company as a form of quality control. Management of the Company believes that its responsiveness to local customers and ability to adjust deposit rates and price loans at each location gives it a distinct competitive advantage. Employees are committed to personal service and developing long-term customer relationships, and adequate staffing is provided at each location to ensure that customers needs are well addressed. The Company provides economic incentives to its officers to develop additional business for the Company and to cross-sell additional products and services to existing customers.

      The Company continues to look for additional expansion opportunities, either through acquisitions of existing financial institutions or by establishing de-novo offices. The Company intends to consider various strategic acquisitions of banks, banking assets or financial service entities related to banking in those areas that management believes would complement and help grow the Company's existing business. The Company is particularly optimistic about the growth potential in the Texarkana, Paris and Mount Pleasant market areas.

      The Bank owns interests in three entities which complement the Company's business: (i) Guaranty Leasing Company ("Guaranty Leasing"), which finances equipment leases and has engaged in certain transactions which have resulted in the recognition of federal income tax losses deductible by the Company, (ii) BSC Securities, L.C. ("BSC"), which provides brokerage services and (iii) Independent Bank Services, L.C. ("IBS"), which performs compliance, loan review, internal audit and electronic data processing audit functions.

BUSINESS

      The Company's guiding strategy is to increase shareholder value by providing customers with individualized, responsive, quality service and to augment its existing market share. The Company's main objective is to increase loans and deposits through additional expansion opportunities in Northeast Texas, while stressing efficiency and maximizing profitability. In furtherance of this objective, the Company has employed the following operating strategies:

      COMMUNITY BANKING. The Company has developed a reputation of being a premier provider of financial services to small and medium-sized businesses, professionals and individuals in Northeast Texas. Management believes the Company's reputation for providing personal, professional and dependable service is well established in communities located in this area. Each of the Company's full-service branch locations is administered by a local President with knowledge of the community and banking skills which complement the particular local economy, whether it is based on agriculture, manufacturing and commerce or professional services. Decisions regarding loans are made at each branch location in a timely manner. Indicative of the Company's community banking expertise, the Small Business Administration honored the Company as the top rated small business lender in the State of Texas in 1994, 1995, 1996 and 1997 even though the Company did not participate in the Small Business Administration guaranteed loan program. Management believes it can compete favorably with super-regional and interstate banks in its communities on the basis of personal service and product diversity.

      STRONG CORE GROWTH. In recent years, the Company has increased its market share in each of the communities in which it maintains a full-service banking facility. In its principal location of Mount Pleasant, the Company has increased its market share of financial institution deposits from 43.0% in 1997 to 45.8% in 1998. Deposits at the Paris location grew 86.1% in 1997 and 8.9% in 1998. Deposits at the Texarkana location, which opened in August of 1997, grew 135.7% to $9.0 million in 1998 as the Company gained market share in Bowie County. The Company is well known in its geographic area as a result of its longevity and reputation for service. The Company intends to grow by continuing to seek strategic acquisitions and branching opportunities.

      TECHNOLOGY. The Company has embraced technological change as a way to remain competitive, manage operational costs associated with growth and offer superior products to its customers. Recent technological implementations include check imaging, credit file imaging, optical report archival and an automated voice response system. Currently, the Company is evaluating several additional enhancements that will improve its ability to deliver information internally to improve productivity and externally to provide convenience and timeliness to its growing customer base. Such enhancements include high-speed wireless communications between all locations combining data and voice traffic, and an end-user Internet banking web site providing current account information, electronic bill and note payment, on-line account reconciliation and internal transfers. The Company has made significant investments in technology, and has become a technological leader in its market.

      COMPETITIVE PRODUCTS. The Company recognizes its competition is not solely banks, but brokerage houses, insurance companies, credit unions and various other competitors, and that in order to thrive it must be competitive in the products that it offers. The Company offers a full range of commercial loan products, including term loans, lines of credit, fixed asset loans and working capital loans. The Company also offers consumers a full range of personal loan products including automobile loans, home improvement loans, consumer loans and mortgage loans. The Company also has a wide variety of deposit products, including a Premier money market account that pays a rate competitive with most brokerage investment accounts and has been very attractive to customers. This product, coupled with certificates of deposit, NOW accounts, savings accounts, free checking, debit cards and overdraft protection, gives the customer a full compliment of deposit products at competitive rates.

      ADDITIONAL REVENUE SOURCES. In order to provide service to its customers and to augment revenues, the Company offers brokerage and trust services. BSC is a full-service brokerage company that offers a complete array of investment options including stocks, bonds, mutual funds, financial and retirement planning, tax advantaged investments and asset allocations. BSC offers securities through Pershing Securities, the largest independent securities clearing firm in the industry. BSC is licensed and regulated through the National Association of

Securities Dealers, the Securities and Exchange Commission and various state and federal banking authorities. The Company's Trust Department offers complete trust services, including estate administration, custody, trust and asset management services. Management believes that an aging affluent population will foster an increase in the need for professional estate administration services. The maturing of the baby boomer generation is creating a market for asset management services. The Trust Department is in a unique position since there is little competition for trust services in the Company's markets. Because of the Company's strong presence in its markets, management believes that banking relationships can be leveraged into growth for the Trust Department. Growth in trust assets and corresponding management fees will result from expanding estate administration, traditional trust services, asset management services and custodial services in the Company's markets. The Company expects growth in this department and anticipates that resulting fees will provide a stable stream of income.

      OPERATING EFFICIENCIES. In order to control overhead expenses, the Company seeks to provide a full range of services as effectively as possible. Through BSC, the Company is able to provide its customers with full brokerage services without having to carry the entire cost itself due to a shared cost agreement with other banks. Similarly, the Company enjoys the compliance, loan review, internal audit and electronic data processing audit functions provided by IBS on a shared cost basis with a group of other banks participating in this arrangement. The Company has spent the last seven years and considerable revenue expanding its market and improving the delivery of its financial products, which has resulted in a higher than desired efficiency ratio. Beginning with the acquisition of the Deport Bank in 1992, the Company has added five locations. As a result, it has taken longer for the Company to achieve the desired economies of scale, but with its growth rate, those economies are beginning to be realized and the efficiency ratio is expected to show declining trends in the future. The Company has the support staff and related fixed asset investments to accommodate additional growth and enjoy additional economies of scale.

COMPETITION

      The banking business is highly competitive, and the profitability of the Company depends principally on the Company's ability to compete in the market areas in which its banking operations are located. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. Competition from both financial and non-financial institutions is expected to continue.

LEVERAGED LEASE TRANSACTIONS

      In a series of transactions in 1992, 1994 and 1995, Guaranty Leasing acquired limited partnership interests in certain partnerships (collectively, the "Partnerships" or individually, a "Partnership") engaged in the equipment leasing business. The investments were structured by TransCapital Corporation ("TransCapital") through various subsidiaries and controlled partnerships.

      Generally, in each of the transactions the Partnership became the lessee of equipment from an equipment owner (pursuant to a sale and leaseback transaction) and the sublessor of the equipment to the equipment user. Each Partnership receives note payments from the equipment owner under a purchase money note given to purchase the equipment from that Partnership. The Partnership makes lease payments to the equipment owner pursuant to the master lease of the equipment. In most instances, payments under the purchase money note equals lease payments under the master lease. Rental payments from the equipment used under these equipment subleases were sold in advance subject to existing liens for purchase of the equipment.

      The Partnership incurs a tax loss while the master lease/sublease structure is in place; primarily because deductions for rentals paid under the master lease exceed taxable interest income under the purchase money note. Consequently, Guaranty Leasing has reported tax losses as a result of its investments in the Partnership. In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the "Service") that it has taken the position that certain losses for calendar years 1994, 1995 and 1996, which losses recorded were approximately $302,000, $410,000 and $447,000, respectively, for the Partnership, would be disallowed. The Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. The Partnership plans to appeal the Service's determination with the Service's Appellate Division. If the appeal is unsuccessful, the Partnership plans to litigate the matter in Tax Court. Any final determination with respect to the Partnership will be binding on the Company. If the Service is ultimately successful in redetermining the Company's tax liability, the adjustments may have a material adverse affect on the Company. The Partnership is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position.

EMPLOYEES

      As of December 31, 1998, the Company had 135 full-time equivalent employees, 51 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time employees. The Company considers its relations with employees to be excellent.

SUPERVISION AND REGULATION

      The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

      The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

      THE COMPANY. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and it is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

      REGULATORY RESTRICTIONS ON DIVIDENDS; SOURCE OF STRENGTH. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

      Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

      In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

      ACTIVITIES "CLOSELY RELATED" TO BANKING. The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies, and providing securities brokerage services. Other activities approved by the Federal Reserve include consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services, and personal property appraisals. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

      SECURITIES ACTIVITIES. The Federal Reserve has approved applications by bank holding companies to engage, through nonbank subsidiaries, in certain securities-related activities (underwriting of municipal revenue bonds, commercial paper, consumer receivable-related securities and one-to-four family mortgage-backed securities), provided that the affiliates would not be "principally engaged" in such activities for purposes of Section 20 of the Glass-Steagall Act. In limited situations, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities.

      SAFE AND SOUND BANKING PRACTICES. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve's Regulation Y, for example, generally requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

      The Federal Reserve has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

      ANTI-TYING RESTRICTIONS. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

      CAPITAL ADEQUACY REQUIREMENTS. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1998, the Company's ratio of Tier 1 capital to total risk-weighted assets was 12.29% and its ratio of total capital to total risk-weighted assets was 13.08%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

      In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1998, the Company's leverage ratio was 9.30%.

      The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

      IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

      The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

      ACQUISITIONS BY BANK HOLDING COMPANIES. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

      CONTROL ACQUISITIONS. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

      In addition, any company is required to obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.

      THE BANK. The Bank is a Texas-chartered banking association, the deposits of which are insured by the Bank Insurance Fund ("BIF") of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking ("TDB"). Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the TDB. Because the Federal Reserve regulates the bank holding company parent of the Bank, the Federal Reserve also has supervisory authority which directly affects the Bank.

      EQUIVALENCE TO NATIONAL BANK POWERS. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

      BRANCHING. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the TDB. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

      RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES AND INSIDERS. Transactions between the Bank and its nonbanking subsidiaries, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

      Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

      The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

      RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND ASSETS. Dividends paid by the Bank have provided a substantial part of the Company's operating funds and it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

      Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

      EXAMINATIONS. The FDIC periodically examines and evaluates insured banks. Based upon such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. The TDB also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination.

      AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

      CAPITAL ADEQUACY REQUIREMENTS. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

      The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 1998, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 12.05% and its ratio of total capital to total risk-weighted assets was 12.86%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

      The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 1998, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 8.97%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

      CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk based capital ratio of 10.0% or higher; a Tier 1 risk based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk based capital ratio of 8.0% or higher; a Tier 1 risk based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized. The Bank is classified as "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

      In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

      As an institution's capital decreases, the FDIC's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

      Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

      DEPOSIT INSURANCE ASSESSMENTS. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits, and the Bank pays an assessment of 0.0122%.

      The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

      On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalize the Savings Association Insurance Fund ("SAIF") and assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate must equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, the current BIF rate is 0.0122% of deposits.

      ENFORCEMENT POWERS. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The TDB also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

      BROKERED DEPOSIT RESTRICTIONS. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

      CROSS-GUARANTEE PROVISIONS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

      COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

      CONSUMER LAWS AND REGULATIONS. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

      INSTABILITY OF REGULATORY STRUCTURE. Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

      EXPANDING ENFORCEMENT AUTHORITY. One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

      EFFECT ON ECONOMIC ENVIRONMENT. The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

      Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and the Bank cannot be predicted.

ITEM 2. PROPERTIES

      The Company conducts business at seven banking locations, two of which are located in Mount Pleasant and the others located in the Northeast Texas communities of Bogata, Deport, Paris, Talco and Texarkana. The Company's headquarters are located at 100 West Arkansas in Mount Pleasant in a two-story office building. The Company owns all of its locations. The following table sets forth specific information on each of the Company's locations:

                                                                                 DEPOSITS AT
    LOCATION                               ADDRESS                              DECEMBER 31, 1998
    --------                               -------                           ----------------------
                                                                             (DOLLARS IN THOUSANDS)
Bogata                        110 Halesboro St., Bogata, Texas  75417             $ 13,439

Deport                        111 Main St., Deport, Texas  75435                    10,339

Mount Pleasant-Downtown       100 W. Arkansas, Mount Pleasant, Texas 75455         155,981

Mount Pleasant-South          2317 S. Jefferson, Mount Pleasant, Texas 75455         2,283

Paris                         3250 Lamar Ave., Paris, Texas  75460                  36,490

Talco                         104 Broad St., Talco, Texas  75487                    14,829

Texarkana                     2202 St. Michael Dr., Texarkana, Texas   75503         8,964(1)

-----------------
(1) OPENED FOR BUSINESS IN AUGUST OF 1997.

ITEM 3. LEGAL PROCEEDINGS

      Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      In May 1998, the Company's registration statement ("Registration Statement") previously filed with the Securities and Exchange Commission ("SEC") was declared effective pursuant to which 350,000 shares of the Company's Common Stock ("Common Stock") were sold to the public. Prior to this offering, the Company's Common Stock was privately held and not listed on any public exchange or actively traded. The Common Stock began trading on May 21, 1998 and is listed on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "GNTY". The Company had a total of 2,898,280 shares outstanding at December 31, 1998. As of February 5, 1999, there were 631 shareholders of record of Common Stock. The number of beneficial shareholders is unknown to the Company at this time.

      Prior to trading on the Nasdaq NMS, there was no established trading market for the Common Stock, however, since the Common Stock began trading on the Nasdaq NMS, the high and low Common Stock prices by quarter were as follows:

1998                                                 HIGH           LOW
----                                                ------        -------
First quarter...................................    $  --         $  --
Second quarter (SINCE MAY 21, 1998).............     15.25          14.38
Third quarter..................................      15.50          12.00
Fourth quarter .................................     11.50           8.88

      Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefore. While the Company has declared dividends on its Common Stock since 1980, and paid semi-annual dividends aggregating $0.24 per share per annum in 1998, there is no assurance that the Company will continue to pay dividends in the future.

      The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank's capital stock. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "SUPERVISION AND REGULATION - THE BANK".

      The cash dividends paid per share (adjusted for a seven for one stock split effective March 24, 1998) by quarter were as follows:

                                                  1998         1997
                                               --------      --------
Fourth quarter............................     $ 0.1300      $ 0.1140
Third quarter.............................          --            --
Second quarter............................       0.1100        0.1070
First quarter.............................          --            --

DESCRIPTION OF CAPITAL STOCK

      The authorized capital stock of the Company consists of (i) 50,000,000 shares of Common Stock, $1.00 per share par value, of which 2,898,280 shares were issued and outstanding as of December 31, 1998 and (ii) 15,000,000 shares of Preferred Stock, $5.00 per share par value, none of which were issued or outstanding as of December 31, 1998.

      The following discussion of the terms and provisions of the Company's capital stock is qualified in its entirety by reference to the Company's Articles of Incorporation and Bylaws, copies of which have been filed as exhibits to this Annual Report on Form 10-K:

      COMMON STOCK. The holders of the Common Stock are entitled to one vote for each share of Common Stock owned, except as expressly provided by law, and all voting power is in the Common Stock. Holders of Common Stock may not cumulate their votes for the election of directors. Holders of Common Stock do not have preemptive rights to acquire any additional, unissued or treasury shares of the Company, or securities of the Company convertible into or carrying a right to subscribe for or acquire shares of the Company.

      Holders of Common Stock will be entitled to receive dividends out of funds legally available therefore, if and when properly declared by the Board of Directors. However, the Board of Directors may not declare or pay cash dividends on Common Stock, and no Common Stock may be purchased by the Company, unless full dividends have been declared and paid on any outstanding Preferred Stock for the current dividend period and, with respect to any outstanding cumulative Preferred Stock, all past dividend periods. As of December 31, 1998, there was no Preferred Stock issued or outstanding.

      On the liquidation of the Company, the holders of Common Stock are entitled to share pro rata in any distribution of the assets of the Company, after the holders of shares of Preferred Stock have received the liquidation preference of their shares plus any cumulated but unpaid dividends (whether or not earned or declared), if any, and after all other indebtedness of the Company has been retired.

ITEM 6. SELECTED FINANCIAL DATA

              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

      The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of and for the five years ended December 31, 1998 are derived from the Company's Consolidated Financial Statements which have been audited by independent certified public accountants.

                                                                       AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------------
                                                                 1998        1997        1996        1995        1994
                                                               --------    --------    --------    --------    --------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income ............................................   $ 18,368    $ 17,009    $ 14,851    $ 14,248    $ 11,658
Interest expense ...........................................      8,951       8,192       6,919       6,372       4,470
                                                               --------    --------    --------    --------    --------
     Net interest income ...................................      9,417       8,817       7,932       7,876       7,188
Provision for loan losses ..................................        540         355         206         149         298
     Net interest income after provision for loan losses ...      8,877       8,462       7,726       7,727       6,890
Noninterest income .........................................      2,826       1,657       2,390       1,440       1,582
Noninterest expense ........................................      8,488       7,446       7,073       6,795       6,700
                                                               --------    --------    --------    --------    --------
     Earnings before taxes .................................      3,215       2,673       3,043       2,372       1,772
Provision for income tax expense ...........................        541         273         165         261         245
                                                               --------    --------    --------    --------    --------
     Net earnings ..........................................      2,674       2,400       2,878       2,111       1,527
Preferred stock dividend ...................................         37          74          74          74          74
                                                               --------    --------    --------    --------    --------
     Net earnings available to common shareholders .........   $  2,637    $  2,326    $  2,804    $  2,037    $  1,453
                                                               ========    ========    ========    ========    ========

COMMON SHARE DATA (1):
Net earnings (basic and diluted) (2) .......................   $   0.95    $   0.91    $   1.08     $ 0.75$        0.53
Book value .................................................       8.21        6.84        6.06        5.32        4.69
Tangible book value ........................................       8.14        6.74        5.95        5.21        4.57
Cash dividends .............................................       0.24        0.22        0.21        0.19        0.16
Dividend payout ratio ......................................      26.38%      24.24%      18.81%      24.79%      29.26%
Weighted average common shares outstanding
     (in thousands) ........................................      2,782       2,547       2,592       2,724       2,721
Period end shares outstanding (in thousands) ...............      2,898       2,548       2,545       2,725       2,723

BALANCE SHEET DATA:
Total assets ...............................................   $272,906    $244,157    $213,932    $192,935    $187,547
Securities .................................................     51,367      58,139      30,382      31,200      30,321
Loans ......................................................    185,886     157,395     139,289     126,287     124,307
Allowance for loan losses ..................................      1,512       1,129       1,055       1,005       1,012
Total deposits .............................................    242,325     222,961     194,855     174,717     170,884
Total common shareholders' equity ..........................     23,796      17,426      15,423      14,499      12,782

AVERAGE BALANCE SHEET DATA:
Total assets ...............................................   $253,633    $228,782    $203,056    $190,782    $180,648
Securities .................................................     47,972      50,089      29,520      30,770      26,030
Loans ......................................................    169,754     146,061     132,400     124,209     121,078
Allowance for loan losses ..................................      1,397       1,070       1,029         968       1,067
Total deposits .............................................    227,919     208,401     183,896     172,964     164,250
Total common shareholders' equity ..........................     21,363      16,508      15,164      13,861      12,559

PERFORMANCE RATIOS:
Return on average assets ...................................       1.05%       1.05%       1.42%       1.11%       0.85%
Return on average common equity ............................      12.34       14.09       18.49       14.70       11.57
Net interest margin ........................................       4.07        4.24        4.32        4.59        4.41
Efficiency ratio (3) .......................................      69.33       71.09       68.52       72.94       76.40

                                                 (TABLE CONTINUES ON NEXT PAGE.)

                                                                               AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------------------------
                                                                        1998          1997        1996       1995          1994
                                                                       ------        -----       -----      ------        -----
                                                                                (Dollars in thousands, except per share data)
ASSET QUALITY RATIOS(4):
Nonperforming assets to total loans and other real estate .......        0.67%        1.22%       1.49%       1.58%        2.67%
Net loan charge-offs to average loans ...........................        0.09         0.19        0.12        0.13         0.30
Allowance for loan losses to  total loans .......................        0.81         0.72        0.76        0.80         0.81
Allowance for loan losses to nonperforming loans (5) ............      130.80        92.85       93.12      100.60        45.28

CAPITAL RATIOS (4):
Leverage ratio ..................................................        9.30%        7.87%       7.87%       7.88%        7.35%
Average shareholders' equity to average total assets ............        8.59         7.58        7.88        7.70         7.41
Tier 1 risk-based capital ratio .................................       12.29       11. 16        1.07      12. 11        11.13
Total risk-based capital ratio ..................................       13.08        11.86       11.80       12.92        11.98

-----------------
(1)  Adjusted for a seven for one stock split effective March 24, 1998.

(2) Net earnings per share is based upon the weighted average number of common shares outstanding during the period. The Company has no dilutive potential common shares.

(3) Calculated by dividing total noninterest expenses, excluding securities losses, by net interest income plus noninterest income.

(4) At period end, except net loan charge-offs to average loans, and average shareholders' equity to average total assets.

(5) Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Certain of the matters discussed in this document and in the documents incorporated into this document by reference, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expects," "estimates," "anticipates," "intends," "plans," "believes," "seek," "will," "would," "should," "projected," "contemplated" and similar expressions are intended to identify such forward-looking statements.

      The Company's actual results or experience may differ materially from the results anticipated in such forward-looking statements due to a variety of factors, including, but not limited to: (i) the effects of the Service's examination regarding the Company's leveraged leasing transactions; (ii) the effects of future economic conditions; (iii) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (iv) the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (v) the effects of competition from other commercial banks, thrifts, mortgage banking firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market areas and elsewhere, including competitors offering banking products and services by mail, telephone, computer and the Internet;
(vi) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; and (vii) other uncertainties set forth in the Company's other public reports and filings and public statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of earnings. This section should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K.

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

OVERVIEW

      Net earnings available to common shareholders were $2.6 million, $2.3 million and $2.8 million for the years ended December 31, 1998, 1997 and 1996, respectively, and net earnings per common share were $0.95, $0.91 and $1.08 for these same periods. The increase in earnings from 1997 to 1998 resulted primarily from higher net interest income generated by the significant growth in loans during the year. Additional income was generated by the gain on sale of loans in March 1998 of $674,000 when the Company sold approximately $2.0 million of loans originally purchased in June 1991 from the Resolution Trust Company ("RTC"). Net earnings decreased from $2.8 million in 1996 to $2.3 million in 1997, a total of $478,000 or 17.0%. The decrease was attributable to the $822,000 one time gain by the Company in 1996 from proceeds of a key man life insurance policy offset by an increase in net interest income of $885,000 or 11.2% in 1997 over 1996. The Company posted returns on average assets of 1.05%,
1.05 % and 1.42% and returns on average common equity of 12.34%, 14.09% and 18.49% for the years ended 1998, 1997 and 1996, respectively.

      Total assets at December 31, 1998, 1997 and 1996 were $272.9 million, $244.2 million and $213.9 million, respectively. Total deposits at December 31, 1998, 1997 and 1996 were $242.3 million, $223.0 million and $194.9 million, respectively. Deposits increased by $28.1 million or 14.4% in 1997 and by $19.4 million or 8.7 % in 1998. These increases were primarily attributable to growth in public funds deposit monies, certificates of deposits and the development of the Premier money market account in 1996. At December 31, 1998, 1997 and 1996, investment securities totaled $51.4 million, $58.1 million and $30.4 million, respectively. The decrease in 1998 was primarily attributable to the Company's strong loan demand that increased loans by approximately $28.5 million during the year. The increase in 1997 was primarily attributable to the investment of the growth in deposit funds. Common shareholders' equity was $23.8 million, $17.4 million and $15.4 million at December 31, 1998, 1997 and 1996, respectively. The increase in common shareholder's equity reflects earnings retention and the Company's initial public offering in May 1998.

RESULTS OF OPERATION

NET INTEREST INCOME

      Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

      1998 VERSUS 1997. Net interest income increased from $8.8 million in 1997 to $9.4 million in 1998, a $600,000 increase, primarily due to growth in interest income of $1.4 million. This increase was partially offset by an increase in interest expense of $760,000. This resulted in net interest margins of 4.07% and 4.24% and net interest spreads of 3.18% and 3.39% for 1998 and 1997, respectively.

      The increase in interest income was driven by growth in average interest-earning assets of $23.0 million or 11.0% primarily attributable to the growth in average loans of $23.7 million or 16.2 % offset by a small decrease in average securities. The yield on average interest-earning assets decreased 22 basis points from 1997 to 1998.

      1997 VERSUS 1996. Net interest income totaled $8.8 million in 1997 compared with $7.9 million in 1996, an increase of $885,000 or 11.2%. The additional income resulted from an increase in average interest-earning assets of $24.6 million in 1997 over 1996, versus an increase in average interest-bearing liabilities of $21.5 million during the same period. A decrease in the net interest margin to 4.24% in 1997 from 4.32% in 1996 partially offset the increase.

      Total interest income was $17.0 million in 1997, an increase of $2.2 million or 14.5% over 1996. The increase resulted primarily from the growth in average loans of $13.7 million or 10.3% and growth in average investment securities of $20.1 million or 69.7% which contributed $1.2 million and $1.3 million, respectively, to the increase in total interest income in 1997. These volume increases were augmented slightly by higher yields on both loans and investment securities, contributing $77,000 and $50,000, respectively, to the 1997 increase in total interest income. The higher yield on investment securities resulted in part from the Company repositioning its assets within its investment policy guidelines into higher yielding U. S. Government securities and mortgage-backed securities. U. S. Government securities increased from $8.9 million in 1996 to $20.5 million in 1997 and mortgaged-backed securities increased from $5.7 million in 1996 to $20.7 million in 1997. In this repositioning of interest-earning assets, the Company also decreased federal funds sold from $18.2 million to $7.7 million, causing a decrease in federal funds interest income of $233,000. The Company also decreased its interest-earning deposits in other financial institutions from $7.1 million to zero.

      The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are yearly average balances. Nonaccruing loans have been included in the tables as loans carrying a zero yield.

                                                             YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                                      1998                               1997
                                       ---------------------------------  --------------------------------
                                         AVERAGE    INTEREST      AVERAGE   AVERAGE    INTEREST    AVERAGE
                                      OUTSTANDING    EARNED/       YIELD/ OUTSTANDING   EARNED/     YIELD/
                                        BALANCE       PAID         RATE     BALANCE      PAID       RATE
                                       ---------    ---------     ------  -----------  ---------   -------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans:
     Commercial and industrial .....   $  49,182    $   4,108      8.35%   $  39,975   $   3,411    8.53%
     Real estate-mortgage and
       construction ................      98,962        8,247      8.33       84,570       7,478    8.84
     Installment and other .........      21,610        2,135      9.88       21,516        2116    9.83
     Fees on loans .................        --             54      --           --            46    --
     Securities ....................      47,972        3,104      6.47       50,089       3,247    6.48
     Federal funds sold ............      12,867          689      5.35        9,470         520    5.49
     Interest-bearing deposits in
       other financial institutions          572           31      5.42        2,554         191    7.48
                                       ---------    ---------      ----    ---------   ---------    ----
     Total interest-earning assets .     231,165       18,368      7.95%     208,174      17,009    8.17%
                                                    ---------      ----                ---------    ----
Less allowance for loan losses .....      (1,397)                             (1,070)
                                       ---------                           ---------
     Total interest-earning
       assets, net of allowance ....     229,768                             207,104
Non-earning assets:
     Cash and due from banks .......       8,579                               8,228
     Premises and equipment ........       6,687                               6,199
     Interest receivable and
       other assets ................       8,209                               6,361
     Other real estate owned .......         390                                 890
                                       ---------                           ---------
           Total assets ............   $ 253,633                           $ 228,782
                                       =========                           =========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
     NOW, savings, and money
         market accounts ...........   $  59,276    $   2,013      3.40%   $  56,636   $   1,994    3.52%
     Time deposits .................     127,472        6,913      5.42      114,596       6,185    5.40
                                       ---------    ---------      ----    ---------   ---------    ----
         Total interest-bearing
             deposits ..............     186,748        8,926      4.78      171,232       8,179    4.78
     Other borrowed funds ..........         809           25      3.09          168          13    7.74
                                       ---------    ---------      ----    ---------   ---------    ----
         Total interest-bearing
             liabilities ...........     187,557        8,951      4.77%     171,400       8,192    4.78%
                                                    ---------      ----                ---------    ----
Noninterest-bearing liabilities:
     Demand deposits ...............      41,171                              37,169
     Accrued interest, taxes and
         other liabilities .........       3,129                               2,878
                                       ---------                           ---------
         Total liabilities .........     231,857                             211,447
Shareholders' equity ...............      21,776                              17,335
                                       ---------                           ---------
         Total liabilities and
             shareholders' equity ..   $ 253,633                           $ 228,782
                                       =========                           =========
Net interest income ................                $   9,417                           $ 8,817
                                                    =========                           =======
Net interest spread ................                               3.18%                            3.39%
                                                                   ====                             ====
Net interest margin ................                               4.07%                            4.24%
                                                                   ====                             ====

                                            YEARS ENDED DECEMBER 31,
                                        -------------------------------
                                                       1996
                                        -------------------------------
                                         AVERAGE     INTEREST   AVERAGE
                                       OUTSTANDING    EARNED/    YIELD/
                                         BALANCE       PAID       RATE
                                        ---------    ---------    ----
                                             (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans:
     Commercial and industrial .....     $ 36,938    $   3,183    8.62%
     Real estate-mortgage and
       construction ................       73,476        6,287    8.56
     Installment and other .........       21,986        2,233   10.16
     Fees on loans .................         --             58    --
     Securities ....................       29,520        1,882    6.38
     Federal funds sold ............       14,451          753    5.21
     Interest-bearing deposits in
       other financial institutions         7,212          455    6.31
                                        ---------    ---------    ----
     Total interest-earning assets .      183,583       14,851    8.09%
                                                     ---------    ----
Less allowance for loan losses .....       (1,029)
                                         --------
     Total interest-earning
       assets, net of allowance ....      182,554
Non-earning assets:
     Cash and due from banks .......        7,838
     Premises and equipment ........        5,552
     Interest receivable and
       other assets ................        6,165
     Other real estate owned .......          947
                                         --------
           Total assets ............     $203,056
                                         ========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
     NOW, savings, and money
         market accounts ...........    $  48,497    $   1,584    3.27%
     Time deposits .................      101,059        5,305    5.25
                                        ---------    ---------    ----
         Total interest-bearing
             deposits ..............      149,556        6,889    4.61
     Other borrowed funds ..........          319           30    9.40
                                        ---------    ---------    ----
         Total interest-bearing
             liabilities ...........      149,875        6,919    4.62%
                                                     ---------    ----
Noninterest-bearing liabilities:
     Demand deposits ...............       34,340
     Accrued interest, taxes and
         other liabilities .........        2,850
                                        ---------
         Total liabilities .........      187,065
Shareholders' equity ...............       15,991
                                        ---------
         Total liabilities and
             shareholders' equity ..    $ 203,056
                                        =========
Net interest income ................               $     7,932
                                                   ===========
Net interest spread ................                              3.47%
                                                                  ====
Net interest margin ................                              4.32%
                                                                  ====

      The following schedule presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which can be segregated have been allocated.

                                                             YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------
                                                 1998 VS. 1977                       1997 VS. 1996
                                      -----------------------------------  ----------------------------------
                                      INCREASE (DECREASE) DUE TO           INCREASE (DECREASE) DUE TO
                                      --------------------------           --------------------------
                                         VOLUME      RATE          TOTAL        VOLUME      RATE       TOTAL
                                         -------    -------       -------       -------    -------    -------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNINGS ASSETS:
     Loans ...........................   $ 2,121    $  (628)      $ 1,493        $1,213    $    77    $ 1,290
     Securities ......................      (137)        (6)         (143)        1,315         50      1,365
     Federal funds sold ..............       187        (18)          169          (260)        27       (233)
     Interest-bearing deposits
       in other financial institutions      (148)       (12)         (160)         (294)        30       (264)
                                         -------    -------       -------       -------    -------    -------
          Total increase (decrease)in
            interest income ..........     2,023       (664)        1,359         1,974        184      2,158
INTEREST-BEARING LIABILITIES:

     NOW, savings and market money
       accounts ......................        90        (71)           19           267        143        410
     Time deposits ...................       701         27           728           710        170        880
     Other borrowed funds ............        50        (38)           12           (13)        (4)       (17)
                                         -------    -------       -------       -------    -------    -------
           Total increase (decrease)
             in interest expense .....       841        (82)          759           964        309      1,273
                                         -------    -------       -------       -------    -------    -------
     Increase (decrease) in
       net interest income ...........   $ 1,182    $  (582)      $   600       $ 1,010    $  (125)   $   885
                                         =======    =======       =======       =======    =======    =======

PROVISION FOR LOAN LOSSES

      The amount of the provision for loan losses is based on periodic evaluations of the loan portfolio, with particular attention directed toward nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as management's evaluation of specific loans, the level and composition of nonperforming loans, historical loss experience, the market value of collateral, the strength and availability of guaranties, concentrations of credits and other subjective factors.

      The Company's provision for loan losses during the twelve months ended December 31, 1998 was $540,000, compared with $355,000 during the twelve months ended December 31, 1997, or an increase of $185,000. The Company made additional provisions to compensate for the ongoing growth in the loan portfolio. Strong asset quality is reflected as net charge-offs remains at low levels totaling $157,000, or 0.09% of average loans in 1998 compared with $281,000, or 0.19% of average loans in 1997. The Company's provision for loan losses increased from $206,000 in 1996 to $355,000 in 1997 also as a result of loan growth and a slight increase in net loan charge-offs for the year.

NONINTEREST INCOME

      Noninterest income is an important source of revenue for financial institutions. The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees.

      Noninterest income for the year ended December 31, 1998 was $2.8 million, an increase of $1.2 million from $1.7 million in 1997 and up from $2.4 million in 1996. The year ended December 31,1998 included a gain on sale of loans of $674,000 which occurred when the Company sold $2.0 million in loans that were originally purchased at a discount in 1992 from the RTC. The year ended December 31, 1996 included a one-time gain from the proceeds of a key man life insurance policy of $822,000. Excluding these gains, noninterest income was $495,000 greater in 1998 than in 1997, and $89,000 greater in 1997 than in 1996. This results in annual percentage increases of 29.8% and 5.7% for 1998 and 1997, respectively.

      The following table presents for the periods indicated the major categories of noninterest income:

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                 1998         1997         1996
                                                ------       ------       ------
                                                     (DOLLARS IN THOUSANDS)
Service charges .........................       $1,336       $1,097       $1,059
Fee income ..............................          434          386          376
Securities gains, net ...................           81           19            2
Fiduciary income ........................           46           43           43
Life  insurance  proceeds gain ..........         --           --            822
Gain on sale of loans ...................          674         --           --
Other noninterest income ................          255          112           88
                                                ------       ------       ------
          Total noninterest income ......       $2,826       $1,657       $2,390
                                                ======       ======       ======

      After excluding the gain on sale of loans in 1998, the increase in noninterest income from 1997 to 1998 resulted primarily from service charges and fee income due to an increase in the number of deposit accounts and an increase in fees charged per check in 1998. Additionally, the Company's increased emphasis on fee-based services resulted in greater income from check cashing, ATM fees, appraisal fees and wire transfer fees. The increase in noninterest income from 1996 to 1997 was also the result of service charges and fee income related to an increase in the number of deposit accounts.

NONINTEREST EXPENSE

      For the years ended December 31, 1998, 1997 and 1996, noninterest expense totaled $8.5 million, $7.4 million and $7.1 million, respectively. The 14.0% increase in 1998 was primarily the result of additional operating expenses incurred at the Texarkana location which formally opened in August 1997. The new Texarkana location contributed to the increase in employee compensation and benefits as the number of full-time equivalent employees for the Company grew from 121 in 1997 to 135 in 1998. In addition, bank premises and fixed asset expense increased from $1.1 million to $1.2 million, an increase of $81,000 or 7.2%. Legal and professional fees increased $57,000 or 17.0% due to independent loan review expenses and bankruptcy and litigation proceedings. The increase in total noninterest expense for 1997 over 1996 of $373,000 or 5.3% was primarily the result of the opening of a second location in Mount Pleasant in October 1996 and the initial opening of the Texarkana location in August 1997. The Company's efficiency ratios, calculated by dividing total noninterest expenses (excluding securities losses) by net interest income plus noninterest income, were 69.33% in 1998, 71.09% in 1997 and 68.52% in 1996. The following table presents for the periods indicated the major categories of noninterest expense:

                                                   YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                               1998          1997          1996
                                              ------        ------        ------
                                                    (DOLLARS IN THOUSANDS)
Employee compensation and
  benefits ...........................        $4,458        $3,717        $3,549
Non-staff expenses:
  Net bank premises and fixed
    asset expense ....................         1,206         1,125           991
  Office and computer supplies .......           280           291           225
  Legal and professional fees ........           392           335           236
  Advertising ........................           254           246           225
  Postage ............................           132           119           118
  FDIC insurance .....................            26            23             5
  Other ..............................         1,740         1,590         1,724
                                              ------        ------        ------
          Total non-staff
            expenses .................        $4,030         3,729         3,524
                                              ------        ------        ------
          Total noninterest
            expense ..................        $8,488        $7,446        $7,073
                                              ======        ======        ======

INCOME TAXES

      Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense. The Company utilized tax benefits on leveraged lease transactions in the amounts of $430,000, $530,000 and $616,000 in 1998, 1997 and 1996, respectively. In
1996, the Company also had non-
taxable income in the form of proceeds from key man life insurance in the amount of $822,000. The effective tax rates in 1998, 1997 and 1996 were 16.83%, 10.21%
and 5.42%, respectively. Income taxes for financial purposes in the consolidated statements of earnings differ from the amount computed by applying the statutory income tax rate of 34% to earnings before income taxes. The difference in the statutory rate is primarily due to the tax benefits on the leveraged lease transactions and non-taxable income.

      Additionally, the State of Texas imposes a Texas franchise tax. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. Total franchise tax expense was $52,000 in 1998, $34,000 in 1997 and $58,000 in 1996. Such expense was included as a part of other noninterest expense.

IMPACT OF INFLATION

      The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities.
See "Interest Rate Sensitivity and Liquidity" below.

FINANCIAL CONDITION

LOAN PORTFOLIO

      The Company provides a broad range of commercial, real estate and consumer loan products to small and medium-sized businesses and individuals. The Company aggressively pursues qualified lending customers in both the commercial and consumer sectors, providing customers with direct access to lending personnel and prompt, professional service. The 76.71% loan to deposit ratio as of December 31, 1998, reflects the Company's commitment as an active lender in the local business communities it serves. Total loans increased by $28.5 million or approximately 18.1% to $185.9 million at December 31, 1998, from $157.4 million at December 31, 1997. In 1997, total loans increased by $18.1 million to $157.4 million from $139.3 million at December 31, 1996. In 1996, total loans increased by $13.0 million or 10.3% from $126.3 million at December 31, 1995. The growth in loans reflected the improving local economy, an aggressive advertising campaign, the Company's pro-lending reputation and the solicitation of new companies and individuals entering the Company's market areas.

      The following table summarizes the loan portfolio of the Company by type of loan as of the dates indicated:

                                                                            DECEMBER 31,
                               -----------------------------------------------------------------------------------------------------
                                     1998                 1997                 1996                 1995                 1994
                              -----------------   ------------------    -----------------    -----------------    -----------------
                               AMOUNT   PERCENT    AMOUNT    PERCENT     AMOUNT   PERCENT     AMOUNT    PERCENT    AMOUNT   PERCENT
                              --------  -------   --------   -------    --------  -------    --------   ------    --------  -------
                                                                      (DOLLARS IN THOUSANDS)
Commercial and  industrial    $ 51,589    27.75%   $ 36,598    23.26%   $ 29,412    21.11%   $ 26,099    20.67%   $ 24,696    19.86%
Agriculture ...............      7,652     4.11       8,174     5.19       7,159     5.14       6,466     5.12       4,814     3.87
Real estate:
  Construction and land
    development ...........      3,130     1.68       3,072     1.95       2,292     1.65       2,948     2.33       2,944     2.37
  1-4 family residential ..     48,376    26.02      41,398    26.30      36,967    26.54      35,024    27.73      35,201    28.32

  Farmland ................      7,258     3.90       6,492     4.12       6,685     4.80       5,865     4.64       5,515     4.44
  Non-residential and
    non-farmland ..........     47,977    25.81      42,363    26.92      36,460    26.18      29,672    23.50      29,191    23.48
  Multi-family residential         844     0.45         360     0.23         535     0.38         388     0.31          70     0.06
Consumer ..................     19,060    10.28      18,938    12.03      19,779    14.20      19,825    15.70      21,876    17.60
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
    Total loans ...........   $185,886   100.00%   $157,395   100.00%   $139,289   100.00%   $126,287   100.00%   $124,307   100.00%
                              ========   ======    ========   ======    ========   ======    ========   ======    ========   ======

      The primary lending focus of the Company is to small and medium-sized businesses. The Company offers business loans, commercial real estate loans, equipment loans, working capital loans, term loans, revolving lines of credit and letters of credit. Most commercial loans are collateralized and on payment programs. The purpose of a particular loan generally determines its structure. In almost all cases, the Company requires personal guarantees on commercial loans to help assure repayment.

      The Company's commercial mortgage loans are generally secured by first liens on real estate, typically have fixed interest rates and amortize over a 10 to 15 year period with balloon payments due at the end of one to three years. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower.

      The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company's construction lending activities. In keeping with the community-oriented nature of its customer base, the Company provides construction and permanent financing for churches located within its market area.

      The Company rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loans above $500,000 are evaluated and acted upon by the Executive Committee which meets weekly and are reported to the Board of Directors. The Company's strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis;
(ii) investing funds properly for the benefit of shareholders and the protection of depositors; (iii) serving the legitimate needs of the community and the Company's general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and (vi) ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. The Company's loan review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, the Company has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum. Management believes that this strict adherence to conservative loan policy guidelines has contributed to the Company's below average level of loan losses compared to its industry peer group over the past few years.

      The contractual maturity ranges of the commercial, industrial and real estate construction loan portfolio and the amount of such loans with predetermined interest rates in each maturity range as of December 31, 1998, are summarized in the following table:

                                                 DECEMBER 31, 1998
                                  ----------------------------------------------
                                               AFTER ONE
                                  ONE YEAR      THROUGH      AFTER
                                   OR LESS    FIVE YEARS    FIVE YEARS    TOTAL
                                  --------    -----------   ----------   -------
                                              (DOLLARS IN THOUSANDS)
Commercial and industrial ...     $ 32,405     $  17,203    $    1,981   $51,589
Real estate construction ....        3,051         --               79     3,130
                                  --------     ---------    ----------   -------
          Total .............     $ 35,456     $  17,203    $    2,060   $54,719
                                  ========     =========    ==========   =======
Loans with a predetermined
  interest rate .............     $ 26,297     $ 10,497     $    1,817   $38,611
Loans with a floating
  interest rate .............        9,159        6,706            243    16,108
                                  --------     ---------    ----------   -------
          Total .............     $ 35,456     $  17,203    $    2,060   $54,719
                                  ========     =========    ==========   =======

      The Company's loans collateralized by single-family residential real estate generally are originated in amounts of no more than 90% of the lower of cost or appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Of the mortgages originated, the Company generally retains mortgage loans with short terms or variable rates and sells longer term fixed-rate loans that do not meet the Company's credit underwriting standards to Texas Independent Bank Mortgage Company.

      As of December 31, 1998, the Company's one to four family real estate loan portfolio was $48.4 million. Of this amount, $24.6 million is repriceable in one year or less and an additional $18.4 million is repriceable from one year to five years. These high percentages in short-term real estate loans reflects the Company's commitment to reducing interest rate risk.

      The Company provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of December 31, 1998, the Company had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Installment loans have decreased during the last five years, reflecting management's tight control of consumer credit due to record high personal bankruptcy filings nationwide. This concern also prompted management to sell its credit card portfolio at book value to Texas Independent Bank in March 1997.

NONPERFORMING ASSETS

      The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers and also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

      The Company's conservative lending approach, as well as a healthy local economy, has resulted in strong asset quality. Nonperforming assets at December 31, 1998, decreased 35.1% to $1.3 million compared with $1.9 million at December 31, 1997. Nonperforming assets were $2.1 million at December 31, 1996. This resulted in ratios of nonperforming assets to total loans plus other real estate of 0.67%, 1.22% and 1.49% for the years ended December 31, 1998, 1997 and 1996, respectively.

      The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring, however, the Company had no restructured loans at either December 31, 1998, December 31, 1997 or December 31, 1996. In addition to an internal loan review, the Company retains IBS for an annual external review to evaluate the loan portfolio.

      The Company maintains current appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses. The Company records other real estate at fair value at the time of acquisition, less estimated costs to sell.

      The following table presents information regarding nonperforming assets at the dates indicated:

                                                    DECEMBER 31,
                                  ---------------------------------------------
                                   1998      1997      1996      1995     1994
                                  ------    ------    ------    ------   ------
                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans ................ $  290    $  298    $  722    $  817   $  514
Accruing  loans  past due 90 days
  or more .......................    866       918       411       172    1,683
Restructured loans ..............   --        --        --          10       38
Other real estate ...............     97       714       953     1,016    1,112
                                  ------    ------    ------    ------   ------
    Total nonperforming assets .. $1,253    $1,930    $2,086    $2,015   $3,347
                                  ======    ======    ======    ======   ======
Nonperforming assets to total
  loans and other real estate ...   0.67%     1.22%     1.49%     1.58%    2.67%

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118, ACCOUNTING FOR CREDITORS FOR IMPAIRMENT OF A LOAN- INCOME RECOGNITION AND DISCLOSURES. Under SFAS No. 114, as amended, a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. The implementation of SFAS No. 114 did not have a material adverse affect on the Company's financial statements.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate for estimated losses in the Company's loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of its loan portfolio by the annual external loan review conducted by IBS and the annual examination of the Company's financial statements by its independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

      The Company follows an internal loan review program to evaluate the credit risk in the loan portfolio. In addition, the Company contracts with IBS to annually perform an external loan review. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans internally classified as "substandard" or in the more severe categories of "doubtful" or "loss" are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. At December 31, 1998, the Company had $2.8 million of such loans compared with $2.9 million at December 31, 1997, a 3.4% decrease.

      In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate "watch list" which further aids the Company in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses. At December 31, 1998, the Company had $1.8 million of such loans.

      In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Company's historical charge-off experience. The Company then charges to operations a provision for loan losses to maintain the allowance for loan losses at an adequate level determined by the foregoing methodology.

      For the twelve months ended December 31, 1998, net loan charge-offs totaled $157,000 or 0.09% of average loans outstanding for the period, compared with $281,000 in net loan charge-offs or 0.19% of average loans for the year ended December 31, 1997. During 1998, the Company recorded a provision for loan losses of $540,000 compared with $355,000 for 1997. The increase in the provision for 1998 is the result of a $28.5 million increase in loans during 1998. The Company made a provision for loan losses of $206,000 for 1996. At December 31, 1998, the allowance for loan losses totaled $1.5 million, or 0.81% of total loans. At December 31, 1997, the allowance for loan losses totaled $1.1 million or 0.72% of total loans.

      The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------------
                                                             1998            1997            1996            1995            1994
                                                           --------        --------        --------        --------        --------
                                                                                     (DOLLARS IN THOUSANDS)
Average loans outstanding ..........................       $169,754        $146,061        $132,400        $124,209        $121,078
                                                           --------        --------        --------        --------        --------
Gross loans outstanding at end of period ...........       $185,886        $157,395        $139,289        $126,287        $124,307
                                                           --------        --------        --------        --------        --------
Allowance for loan losses at beginning
     of period .....................................       $  1,129        $  1,055        $  1,005        $  1,012        $  1,078
Provision for loan losses ..........................            540             355             206             149             298
Charge-offs:
     Commercial and industrial .....................            113              53             116             184             299
     Real estate ...................................             14             170              66              19              49
     Consumer ......................................            149             162             101              95              68
Recoveries:
     Commercial and industrial .....................             33              65              65              81              34
     Real estate ...................................             26              13              23              15               4
     Consumer ......................................             60              26              39              46              14
                                                           --------        --------        --------        --------        --------
Net loan charge-offs ...............................            157             281             156             156             364
Allowance for loan losses at end of period .........       $  1,512        $  1,129        $  1,055        $  1,005        $  1,012
                                                           ========        ========        ========        ========        ========
Ratio of allowance to end of
     period loans ..................................           0.81%           0.72%           0.76%           0.80%           0.81%
Ratio of net loan charge-offs to
     average loans .................................           0.09%           0.19%           0.12%           0.13%           0.30%
Ratio of allowance to end of period
     nonperforming loans ...........................         130.80%          92.85%          93.12%         100.60%          45.28%

      The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                                                  DECEMBER 31,
                                                                               ----------------------------------------------------
                                                                                       1998                           1997
                                                                               ---------------------         ----------------------
                                                                                             PERCENT                       PERCENT
                                                                                                OF                            OF
                                                                                             LOANS TO                      LOANS TO
                                                                                              TOTAL                          TOTAL
                                                                               AMOUNT         LOANS           AMOUNT         LOANS
                                                                               ------        --------         ------       --------
                                                                                              (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable to:
   Commercial, industrial and agriculture ............................         $  932           31.86%        $   554         28.45%
   Real estate:
        Construction and land development ............................           --              1.68            --            1.95
        1-4 family residential .......................................             67           26.02              58         26.30
        Commercial mortgage ..........................................            145           25.81             128         26.92
        Farmland .....................................................           --              3.90            --            4.12
        Multi-family .................................................           --              0.45            --             .23
    Consumer .........................................................            166           10.28             171         12.03
    Unallocated ......................................................            202           --                218          --
                                                                               ------        --------          ------       -------
            Total allowance for loan losses ..........................         $1,512          100.00%         $1,129        100.00%
                                                                               ======        ========          ======       =======

                                                                                             DECEMBER 31,
                                                                    ---------------------------------------------------------------
                                                                          1996                  1995                     1994
                                                                    -------------------   ------------------     ------------------
                                                                            PERCENT OF            PERCENT OF            PERCENT OF
                                                                             LOANS TO              LOANS TO              LOANS TO
                                                                    AMOUNT  TOTAL LOANS   AMOUNT  TOTAL LOAN    AMOUNT  TOTAL LOANS
                                                                    ------  -----------   ------  ----------    ------  -----------
                                                                                            (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable to:
Commercial, industrial and agriculture ........................     $  501        26.25%  $  320       25.79%    $ 432       23.73%
Real estate:
  Construction and land development ...........................       --           1.65      --         2.33       --         2.37
  1-4 family residential ......................................         86        26.54       95       27.73       105       28.32
  Commercial mortgage .........................................         91        26.18       93       23.50        89       23.48
  Farmland ....................................................       --           4.80      --         4.64       --         4.44
  Multi-family ................................................       --           0.38      --         0.31       --         0.06
Consumer ......................................................        128        14.20      124       15.70       102       17.60
Unallocated ...................................................        249        --         373       --          284        --
                                                                    ------  -----------   ------  ----------    ------  -----------
         Total allowance for loan losses ......................     $1,055       100.00%  $1,005      100.00%   $1,012       100.00%
                                                                    ======  ===========   ======  ==========    ======  ===========

      Management believes that the allowance for loan losses at December 31, 1998 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for loan losses at December 31, 1998.

SECURITIES

      The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. At December 31, 1998, investment securities totaled $51.4 million, a decrease of $6.8 million from $58.1 million at December 31, 1997. The decrease was primarily attributable to the Company's strong loan demand that increased loans by approximately $28.5 million during 1998. During 1997, securities increased approximately $27.7 million from $30.4 million at December 31, 1996, to $58.1 million at December 31, 1997. The increase was primarily attributable to the investment of additional funds generated by the free checking product, the Premier money market account and the certificate of deposit campaign initiated in mid-1997.

At December 31, 1998, investment securities represented 18.8% of total assets compared to 23.8% of total assets at December 31, 1997. The yield on the investment portfolio for the year ended December 31, 1998, was 6.08% compared to a yield of 6.69% for the year ended December 31, 1997.

      The following table summarizes the amortized cost of investment securities held by the Company as of the dates shown:

                                                        DECEMBER 31,
                                             -----------------------------------
                                              1998          1997           1996
                                             -------       -------       -------
                                                   (DOLLARS IN THOUSANDS)
U.S. Treasury securities .............       $ 3,115       $14,372       $14,378
U.S. Government securities ...........        27,114        20,366         8,880
Mortgage-backed securities ...........        17,884        20,664         5,654
Equity securities ....................         1,092           992           393
State and municipal securities .......         1,825         1,379         1,048
                                             -------       -------       -------
      Total securities ...............       $51,030       $57,773       $30,353
                                             =======       =======       =======

      The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 1998:

                                                                              DECEMBER 31, 1998
                                         ------------------------------------------------------------------------------------------
                                                               AFTER ONE          AFTER FIVE
                                              WITHIN        YEAR BUT WITHIN    YEARS BUT WITHIN
                                             ONE YEAR          FIVE YEARS         TEN YEARS       AFTER TEN YEARS
                                         ---------------    ---------------    ----------------   ---------------
                                         AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD     TOTAL   YIELD
                                         -------   -----    -------   -----    -------   ------   -------   -----    -------  -----
                                                                           (Dollars in thousands)

U.S. Treasury securities .............   $ 3,115    6.21%   $  --       -- %   $  --        -- %  $  --       -- %   $ 3,115   6.21%
U.S. Government securities ...........      --       --      10,143    5.96     16,971     6.28      --       --      27,114   6.16
Mortgage-backed Securities ...........         7    6.39      2,786    5.95      6,165     6.34     8,926    6.04     17,884   6.14
Equity securities ....................      --       --        --       --        --        --      1,092    4.75      1,092   4.75
State and municipal securities .......       240    5.21         55    5.94        726     4.60       804    5.13      1,825   4.96
                                         -------   -----    -------   -----    -------   ------   -------   -----    -------  -----
Totals ...............................   $ 3,362    6.14%   $12,984    5.96%   $23,862     6.24%  $10,822    5.84%   $51,030   6.08%
                                         =======   =====    =======   =====    =======   ======   =======   =====    =======  =====

      The Company accounts for securities according to SFAS No.115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

      The following table summarizes the carrying value and classification of securities as of the dates shown:

                                                        DECEMBER 31,
                                           -------------------------------------
                                             1998          1997           1996
                                           -------        -------        -------
                                                  (DOLLARS IN THOUSANDS)
Available-for-sale ................        $44,305        $42,906        $ 8,305

Held-to-maturity ..................          7,062         15,233         22,077
                                           -------        -------        -------
   Total securities ...............        $51,367        $58,139        $30,382
                                           =======        =======        =======

      The following table summarizes the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

                                                     DECEMBER 31, 1998                               DECEMBER 31, 1997
                                       ---------------------------------------------   ---------------------------------------------
                                                     GROSS        GROSS                              GROSS         GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED    FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                         COST         GAIN         LOSS       VALUE       COST       GAIN          LOSS       VALUE
                                       ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
                                                                          (DOLLARS IN THOUSANDS)
U.S. Treasury securities ...........   $   3,015   $       29   $     --     $ 3,044   $  12,178   $      272   $     --     $12,450
U.S. Government securities .........      27,114          241            5    27,350      16,174           94         --      16,268
Mortgage-backed securities .........      12,747           77            5    12,819      13,196         --           --      13,196
Equity securities ..................       1,092         --           --       1,092         992         --           --         992
                                       ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
        Total ......................   $  43,968   $      347   $       10   $44,305   $  42,540   $      366   $     --     $42,906
                                       =========   ==========   ==========   =======   =========   ==========   ==========   =======

                                                  DECEMBER 31, 1996
                                    --------------------------------------------
                                                  GROSS         GROSS
                                    AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                      COST         GAIN         LOSS      VALUE
                                    ---------   ----------   ----------   ------
                                               (Dollars in thousands)
U.S. Treasury securities ........   $   6,794   $       27   $     --     $6,821
U.S. Government securities ......         996            2         --        998
Mortgage-backed securities ......          93         --           --         93
Equity securities ...............         393         --           --        393
                                    ---------   ----------   ----------   ------
          Total .................   $   8,276   $       29   $     --     $8,305
                                    =========   ==========   ==========   ======

      The following table summarizes the amortized cost of securities classified as held-to-maturity and their approximate fair values as of the dates shown:

                                                      DECEMBER 31, 1998                             DECEMBER 31, 1997
                                       ---------------------------------------------   ---------------------------------------------
                                                     GROSS        GROSS                              GROSS         GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED    FAIR     AMORTIZED   UNREALIZED    UNREALIZED   FAIR
                                          COST        GAIN         LOSS       VALUE      COST        GAIN          LOSS       VALUE
                                       ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
                                                                         (Dollars in thousands)
U.S. Treasury securities ...........   $     100   $        1   $     --     $   101   $   2,194   $        8   $     --     $ 2,202
U.S. Government securities .........        --           --           --        --         4,192          144         --       4,336
Mortgage-backed securities .........       5,137           74            2     5,209       7,468         --           --       7,468
State and municipal securities .....       1,825           65            4     1,886       1,379           96         --       1,475
                                       ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
     Total .........................   $   7,062   $      140   $        6   $ 7,196   $  15,233   $      248    $    --     $15,481
                                       =========   ==========   ==========   =======   =========   ==========   ==========   =======

                                                 DECEMBER 31, 1996
                                    ---------------------------------------------
                                                 GROSS        GROSS
                                   AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                     COST         GAIN        LOSS        VALUE
                                   ---------   ----------   ----------   -------
                                               (Dollars in thousands)
U.S. Treasury securities .......   $   7,584   $       66   $     --     $ 7,650
U.S. Government  securities ....       7,884          113            5     7,992
Mortgage-backed securities .....       5,561         --           --       5,561
State and municipal securities .       1,048           39         --       1,087
                                   ---------   ----------   ----------   -------
          Total ................   $  22,077   $      218   $        5   $22,290
                                   =========   ==========   ==========   =======

      Mortgage-backed securities are securities which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings and minimum regular monthly cash flows of principal and interest which are guaranteed by the issuing agencies. All the Company's mortgage-backed securities at December 31, 1998 were agency-issued collateral obligations.

      At December 31, 1998, 49.9% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Therefore, the average life, or the average amount of time until the Company receives the total amount invested, of the mortgage-backed security will be shorter than the contractual maturity. The Company estimates the remaining average life of the fixed-rate mortgage-backed security portfolio to be less than five years. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. Approximately $8.9 million of the Company's mortgage-backed securities earn interest at floating rates and reprise within one year, and accordingly are less susceptible to declines in value should interest rates increase.

DEPOSITS

      The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposit accounts consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have or accept any brokered deposits.

      Total deposits at December 31, 1998, increased to $242.3 million from $223.0 million at December 31, 1997, an increase of $19.4 million or 8.7%. The increase can be attributed to several factors. First, the Company's certificates of deposits increased from $119.6 million at December 31, 1997, to $130.7 million at December 31, 1998, an $11.1 million or 9.3% increase for the year. Second, public fund deposits were $27.4 million at December 31, 1998, an increase of $6.3 million or 30.1% from December 31, 1997. There were no additional deposit contracts for public fund entities added in 1998. Third, the Company continues to expand its customer base with its free checking product and its Premier money market account. The number of checking accounts increased 10.9% to 14,573 while the number of Premier money market accounts increased 15.4% to 1,510 during 1998. The Paris and Texarkana locations increased their deposits by a combined $8.2 million or 21.9% and continue to gain market share as the Company becomes better known in these communities. In 1997, deposits rose to $223.0 million from $194.9 million in 1996, an increase of $28.1 million or 14.4%. This increase is primarily attributable to the free checking campaign that increased checking accounts by $6.8 million or 19.1% and the Premier money market account that increased deposits by $3.4 million or 11.7%. The Company's ratio of average noninterest-bearing demand deposits to average total deposits for years ended December 31, 1998, 1997 and 1996, were 18.1%, 17.8% and 18.7%, respectively.

      The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 1998, 1997 and 1996 are presented below:

                                                              YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                     1998               1997               1996
                                               ---------------    ---------------    ---------------
                                                AMOUNT    RATE     AMOUNT    RATE     AMOUNT    RATE
                                               --------   ----    --------   ----    --------   ----
Regular savings ............................   $  7,653   2.68%   $  7,555   2.74%   $  8,191   2.81%
NOW accounts ...............................     19,276   2.64      17,516   2.78      16,818   2.90
Money market checking ......................     32,347   4.02      31,565   4.12      23,487   3.69
Time deposits less than $100,000 ...........     78,724   5.37      70,743   5.32      63,177   5.18
Time deposits $100,000 and over ............     48,748   5.50      43,853   5.53      37,883   5.37
                                               --------   ----    --------   ----    --------   ----
         Total interest-bearing deposits ...   $186,748   4.78%   $171,232   4.78%   $149,556   4.61%
Noninterest-bearing deposits ...............     41,171   --        37,169   --        34,340   --
                                               --------   ----    --------   ----    --------   ----
          Total deposits ...................   $227,919   3.92%   $208,401   3.92%   $183,896   3.75%
                                               ========   ====    ========   ====    ========   ====

      The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                                      DECEMBER 31, 1998
                                                   ----------------------
                                                   (DOLLARS IN THOUSANDS)
3 months or less ............................           $  18,676
Over 3 months through 6 months ..............               8,973
Over 6 months through 1 year ................              19,400
Over 1 year .................................               4,678
                                                        -------------
          Total .............................           $  51,727
                                                        =============

INTEREST RATE SENSITIVITY AND LIQUIDITY

      The Company's Asset Liability and Funds Management Policy provides management with the necessary guidelines for effective funds management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

      Interest rate risk is managed by the Asset Liability Committee ("ALCO"), which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels in interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital based on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of the Company's Board of Directors, management has been given some latitude to increase the Company's interest rate sensitivity position within certain limits if, in management's judgement, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company's financial performance in the future than they have had historically.

      To effectively measure and manage interest rate risk, the Company uses an interest rate shock simulation model to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by the Company's Board of Directors on an ongoing basis.

      The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company does not currently enter into instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk.

      An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. However, it is management's intent to achieve a proper balance so that incorrect rate forecasts should not have a significant impact on earnings.

      The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 1998:

                                                                     VOLUMES SUBJECT TO REPRICING WITHIN
                                    ------------------------------------------------------------------------------------------------
                                      0-30         180       181-365       1-3        3-5        5-10      GREATER THAN
                                     DAYS         DAYS         DAYS       YEARS      YEARS      YEARS        10 YEARS         TOTAL
                                    --------     --------    --------    --------   --------   --------    ------------     --------
                                                                           (Dollars in thousands)
Interest-earning assets:
  Securities ....................   $  3,330     $ 10,017    $ 11,797    $ 19,880   $  4,862   $  1,118    $        363     $ 51,367
  Loans .........................     35,201       48,667      37,087      34,834     23,324      6,773            --        185,886
  Federal funds sold ............     10,090         --          --          --         --         --              --         10,090
  Due from banks ................         50        1,980        --          --         --         --              --          2,030
                                    --------     --------    --------    --------   --------   --------    ------------     --------
Total interest earning
  assets ........................     48,671       60,664      48,884      54,714     28,186      7,891             363      249,373
                                    --------     --------    --------    --------   --------   --------    ------------     --------
Interest-bearing liabilities:
  NOW, money market and
    savings deposits ............     64,305         --          --          --         --         --              --         64,305
Certificates of deposit and
  other time deposits ...........     17,099       44,360      55,581      12,582      1,038       --              --        130,660
Borrowed funds ..................         23          117         140         607      1,040      1,643             410        3,980
                                    --------     --------    --------    --------   --------   --------    ------------     --------
    Total interest-bearing
      Liabilities ...............     81,427       44,477      55,721      13,189      2,078      1,643             410      198,945
                                    --------     --------    --------    --------   --------   --------    ------------     --------
Period GAP ......................   $(32,756)    $ 16,187    $ (6,837)   $ 41,525   $ 26,108   $  6,248    $        (47)    $ 50,428
Cumulative GAP ..................   $(32,756)    $(16,569)   $(23,406)   $ 18,119   $ 44,227   $ 50,475    $     50,428         --
Period GAP to total
  assets ........................     (12.00)%       5.93%      (2.51)%     15.22%      9.57%      2.29%          (0.02)%       --
Cumulative GAP to total
  assets ........................     (12.00)%      (6.07)%     (8.58)%      6.64%     16.21%     18.50%          18.48%        --
Cumulative interest-earning
  assets to cumulative
  interest-bearing liabilities ..      59.77%       86.84%      87.11%     109.30%    122.46%    125.42%         125.35%        --

      The Company's one-year cumulative GAP position at December 31, 1998, was negative $23.4 million or 8.58% of assets. This is a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. The Company maintains a Rate Committee and the ALCO that review the Company's interest rate risk position on a weekly or monthly basis, respectively.

      Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's liquidity needs are met primarily by financing activities, which consisted mainly of growth in core deposits, supplemented by investment securities and earnings through operating activities. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

      Federal Home Loan Bank ("FHLB") advances may be utilized from time to time as either a short-term funding source or a longer-term funding source. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for two borrowing programs through the FHLB. The first, called "Short Term Fixed," requires delivery of eligible securities for collateral. Maturities under this program range from 1-35 days. The Company does not currently have any borrowings under this program. As of December 31, 1998, the Company does not have any of its investment securities in safekeeping at the FHLB.

      The second borrowing program, the "Blanket Borrowing Program," is under a borrowing agreement which does not require the delivery of specific collateral. Borrowings are limited to a maximum of 75% of the Company's 1-4 family mortgage loans. At December 31, 1998, the Company had approximately $4.0 million borrowed of a potential $36.3 million available under this program, leaving approximately $32.3 million in available borrowings.

CAPITAL RESOURCES

      Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the FDIC and the TDB. Both the Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

      The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital".

      The Federal Reserve has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

      Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve's guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is classified "well capitalized" for purposes of the FDIC's prompt corrective action regulations. SEE "SUPERVISION AND REGULATION - THE COMPANY" AND " - THE BANK".

      Shareholders' equity increased to $23.8 million at December 31, 1998, from $18.3 million at December 31, 1997, an increase of $5.5 million or 30.4%. This increase was primarily the result of net income of $2.7 million, net proceeds from the Company's initial public offering of $4.4 million, offset by the payment of Common Stock and Preferred Stock dividends of $696,000 and $37,000, respectively, and the redemption of Preferred Stock of $827,000. During 1997, shareholders' equity increased by $2.0 million or 12.2%, from $16.3 million at December 31, 1996. The increase was primarily the result of net income of $2.4 million and an increase in net unrealized appreciation on available-for-sale securities offset by the payment of Common Stock and Preferred Stock dividends of $564,000 and $74,000 respectively. The Company had approximately $827,000 in Preferred Stock outstanding at December 31, 1997.

      The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1998 to the minimum and well-capitalized regulatory standards:

                                                               ACTUAL RATIO AT
                      MINIMUM REQUIRED     WELL-CAPITALIZED   DECEMBER 31, 1998
                      ----------------     ----------------   -----------------
THE COMPANY
  Leverage ratio ....             3.00%(1)              N/A                9.30%
  Tier 1 risk-based
   capital ratio ....             4.00%                 N/A               12.29%
  Risk-based capital
   ratio ............             8.00%                 N/A               13.08%
THE BANK
  Leverage ratio ....             3.00%(2)             5.00%               8.97%
  Tier 1 risk-based
   capital ratio ....             4.00%                6.00%              12.05%
  Risk-based capital
   ratio ............             8.00%               10.00%              12.86%

----------------------
(1) The Federal Reserve may require the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.
(2) The FDIC may require the Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

YEAR 2000 COMPLIANCE

      GENERAL. The Year 2000 risk involves computer programs and computer software that are not able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999, to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If these issues are not addressed by the Company, its suppliers and its borrowers, there could be a material adverse impact on the Company's financial condition or results of operations.

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

      COSTS OF COMPLIANCE. Management does not expect that the cost of bringing the Company's systems into Year 2000 compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has budgeted $50,000 to address Year 2000 issues. As of December 31, 1998, the Company has not incurred any significant costs in relation to Year 2000. The largest potential risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance, including the timetable for achieving compliance.

      RISKS RELATED TO THIRD PARTIES. The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar depositors (aggregate deposits over $100,000) and loan customers ($150,000 or more) and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers are likely to be affected by Year 2000 issues. In addition, corporate borrowers have been contacted and assessed by their respective lending officers and scored on a scale of one, two or three, with three being the least affected by Year 2000 issues. A corporate borrower which received a rating of one or two was subsequently contacted to assess Year 2000 readiness efforts. To the extent a problem is identified with respect to a customer, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects borrowers, the Company may be required to charge-off the loan to such borrowers. For a discussion of possible effects of such charge-offs, see "Contingency Plans" below. In the event that Year 2000 noncompliance causes depositors to withdraw funds, the Company plans to maintain additional cash on hand. The Company relies on the Federal Reserve for electronic fund transfers and check clearing and understands that the Federal Reserve expected that its systems would be Year 2000 compliant by the end of 1998. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company.

      CONTINGENCY PLANS. The Company is in the process of finalizing its contingency planning with respect to the Year 2000 date change and believes that if its own systems should fail, the Company could convert to a manual entry system for a period of up to three months without significant losses. The Company believes that any mission critical system could be recovered and operating within three to five days. In the event that the Federal Reserve is unable to handle electronic funds transfers and check clearing, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative funds transfer and clearing source. As part of its contingency planning, the Company has reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $100,000, although there are no assurances that this amount will not be substantially higher. Management does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for loan losses. In addition, the Company plans to maintain additional cash on hand to meet any unusual deposit withdrawal activity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      For information regarding the market risk of the Company's financial instruments, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--INTEREST RATE SENSITIVITY AND LIQUIDITY". The Company's principal market risk exposure is to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

             CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

      The following table presents certain unaudited quarterly financial information concerning the Company's results of operations for each of the two years ended December 31, 1998. The information should be read in conjunction with the historical Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                              QUARTER ENDED 1998
                                                                ---------------------------------------------
                                                                DEC. 31     SEPT. 30     JUNE 30     MARCH 31
                                                                -------     --------     -------     --------
                                                                (Dollars in thousands, except per share data)
Interest income .............................................   $ 4,721     $  4,605     $ 4,561     $  4,481
Interest expense ............................................     2,227        2,255       2,237        2,232
                                                                -------     --------     -------     --------
         Net interest income ................................     2,494        2,350       2,324        2,249
Provision for loan losses ...................................        50           60          60          370
                                                                -------     --------     -------     --------
     Net interest income after provision for loan losses ....     2,444        2,290       2,264        1,879
Noninterest income ..........................................       587          611         466        1,162
Noninterest expense .........................................     2,146        2,128       2,188        2,026
                                                                -------     --------     -------     --------
     Earnings before taxes ..................................       885          773         542        1,015
Provision for income tax expense ............................       150           21          75          295
                                                                -------     --------     -------     --------
Net earnings ................................................   $   735     $    752     $   467     $    720
                                                                =======     ========     =======     ========
Earnings per share:
       Basic ................................................   $  0.26     $   0.26     $  0.15     $   0.28
       Diluted ..............................................      0.26         0.26        0.15         0.28

                                            (Table continues on following page.)

                                                                              QUARTER ENDED 1997
                                                                ---------------------------------------------
                                                                DEC. 31     SEPT. 30     JUNE 30     MARCH 31
                                                                -------     --------     -------     --------
                                                                (Dollars in thousands, except per share data)
Interest income .............................................   $ 4,738     $  4,306     $ 4,067     $  3,898
Interest expense ............................................     2,225        2,099       1,953        1,915
                                                                -------     --------     -------     --------
     Net interest income ....................................     2,513        2,207       2,114        1,983
Provision for loan losses ...................................       245           70          20           20
                                                                -------     --------     -------     --------
     Net interest income after provision for loan losses ....     2,268        2,137       2,094        1,963
Noninterest income ..........................................       428          436         407          386
Noninterest expense .........................................     1,971        1,845       1,794        1,836
                                                                -------     --------     -------     --------
     Earnings before taxes ..................................       725          728         707          513
Provision for income tax expense ............................        73           45          80           75
                                                                -------     --------     -------     --------
Net earnings ................................................   $   652     $    683     $   627     $    438
                                                                =======     ========     =======     ========
Earnings per share:
       Basic ................................................   $  0.24     $   0.27     $  0.23     $   0.17
       Diluted ..............................................      0.24         0.27        0.23         0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 1998.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information under the captions "Election of Directors," "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation and Other Matters" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Interests of Management and Others in Certain Transactions" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

      Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Financial Statements:

      Independent Auditor's Report

      Consolidated Balance Sheets as of December 31, 1998 and 1997

      Consolidated Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

      All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

      Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

  EXHIBIT
  NUMBER                            DESCRIPTION
  ------       -----------------------------------------------------------------

     3.1 -- Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48959) (the "Registration Statement")).

     3.2 -- Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

     4     --  Specimen form of certificate evidencing the Common Stock
               (incorporated herein by reference to Exhibit 4 to the Registration Statement).

    10.1   --  Guaranty Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration
               Statement).

    21     --  Subsidiaries of Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).

    27*    --  Financial Data Schedule.

REPORTS ON FORM 8-K

    The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Guaranty Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mount Pleasant and the State of Texas on March 9, 1999.


                                                GUARANTY BANCSHARES, INC.



                                                By: /s/ ARTHUR B. SCHARLACH, JR.
                                                        Arthur B. Scharlach, Jr.
                                                        PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report or amendment thereto has been signed by the following persons in the indicated capacities on March 9, 1999.

       SIGNATURE                                  POSITIONS

   /s/ BILL G.JONES                 Chairman of the Board and Chief Executive
       Bill G. Jones                Officer (principal executive officer)

   /s/ CLIFTON A. PAYNE             Senior Vice President, Controller and
       Clifton A. Payne             Director (principal financial officer and
                                    principal accounting officer)

   /s/ ARTHUR B. SCHARLACH, JR.     President and Director
       Arthur B. Scharlach, Jr.

   /s/ JOHN A. CONROY               Director
       John A. Conroy

   /s/ JONICE CRANE                 Director
       Jonice Crane

   /s/ C. A. HINTON, SR.            Director
       C. A. Hinton, Sr.

   /s/ RUSSELL L. JONES             Senior Vice President and Director
       Russell L. Jones

   /s/ WELDON MILLER                Director
       Weldon Miller

   /s/ D. R. ZACHRY                 Director
       D. R. Zachry

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES



                                                                         PAGE

Independent Auditor's Report............................................. F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997............. F-3

Consolidated Statements of Earnings for the
   Years Ended December 31, 1998, 1997 and 1996.......................... F-4

Consolidated Statements of Shareholders' Equity for the
   Years Ended December 31, 1998, 1997 and 1996.......................... F-5

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1998, 1997 and 1996.......................... F-6

Notes to Consolidated Financial Statements............................... F-7

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Guaranty Bancshares, Inc.

      We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


ARNOLD, WALKER, ARNOLD & CO., P.C.
Mt. Pleasant, Texas
January 26, 1999

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                                  December 31,
                                                             -------------------
                                                               1998       1997
                                                             --------   --------
Cash and cash equivalents
  Cash and due from banks ................................   $  9,691   $  9,750
  Interest bearing deposits in other banks ...............      2,030       --
                                                             --------   --------
          Total cash and cash equivalents ................     11,721      9,750
Federal funds sold .......................................     10,090      7,720
Securities
  Available-for-sale .....................................     44,305     42,906
  Held-to-maturity (approximate market value of $7,196 and
     $15,481 at December 31, 1998 and 1997, respectively)       7,062     15,233
                                                             --------   --------
          Total securities ...............................     51,367     42,906
Loans, net ...............................................    184,374    156,266
Premises and equipment, net ..............................      7,032      6,359
Other real estate ........................................         97        714
Accrued interest receivable ..............................      2,331      2,224
Other assets .............................................      5,894      2,985
                                                             --------   --------
                                                             $272,906   $244,157
                                                             ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits
    Noninterest-bearing ..................................   $ 47,360   $ 46,295
    Interest-bearing deposits ............................    194,965    176,666
                                                             --------   --------
          Total deposits .................................    242,325    222,961
  Borrowed funds .........................................      3,980       --
  Accrued interest and other liabilities .................      2,805      2,943
                                                             --------   --------
          Total liabilities ..............................    249,110    225,904
Commitments and contingencies ............................       --         --
Shareholders' equity
  Preferred stock ........................................       --          827
  Common stock ...........................................      2,898      2,548
  Additional capital .....................................      9,494      5,396
  Retained earnings ......................................     11,181      9,240
  Accumulated other comprehensive income --
    net unrealized appreciation on available-for-sale
    securities, net of tax of $114 and $124 ..............        223        242
                                                             --------   --------
                                                               23,796     18,253
                                                             --------   --------
                                                             $272,906   $244,157
                                                             ========   ========

  The accompanying notes are an integral part of these consolidated statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                          ------------------------------
                                                                            1998       1997       1996
                                                                          --------   --------   --------
Interest income
  Loans, including fees ...............................................   $ 14,544   $ 13,051   $ 11,761
  Securities
    Taxable ...........................................................      2,991      3,177      1,825
    Nontaxable ........................................................         64         70         57
  Federal funds sold and interest bearing deposits ....................        769        711      1,208
                                                                          --------   --------   --------
          Total interest income .......................................     18,368     17,009     14,851
Interest expense
    Deposits ..........................................................      8,926      8,179      6,889
    Other .............................................................         25         13         30
                                                                          --------   --------   --------
          Total interest expense ......................................      8,951      8,192      6,919

           Net interest income ........................................      9,417      8,817      7,932
Provision for loan losses .............................................        540        355        206
                                                                          --------   --------   --------
           Net interest income after provision for loan losses ........      8,877      8,462      7,726
Noninterest income
  Service charges .....................................................      1,336      1,097      1,059
  Net realized gains on sales of available-for-sale securities ........         81         19          2
  Life insurance proceeds gain ........................................       --         --          822
  Other income ........................................................      1,409        541        507
          Total noninterest income ....................................      2,826      1,657      2,390
                                                                          --------   --------   --------
Noninterest expense
  Employee compensation and benefits ..................................      4,458      3,717      3,549
  Occupancy expenses ..................................................      1,206      1,125        991
  Other operating expenses ............................................      2,824      2,604      2,533
                                                                          --------   --------   --------
           Total noninterest expenses .................................      8,488      7,446      7,073
                                                                          --------   --------   --------
           Earnings before income taxes ...............................      3,215      2,673      3,043
Provision for income taxes ............................................
  Current .............................................................        541        228        165
  Deferred ............................................................       --           45       --
                                                                          --------   --------   --------
                                                                               541        273        165
                                                                          --------   --------   --------
          NET EARNINGS ................................................   $  2,674   $  2,400   $  2,878
                                                                          ========   ========   ========
  Basic earnings per common share .....................................   $   0.95   $   0.91   $   1.08
                                                                          ========   ========   ========
  Diluted earnings per common share ...................................   $   0.95   $   0.91   $   1.08
                                                                          ========   ========   ========

  The accompanying notes are an integral part of these consolidated statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         ACCUMULATED
                                                                                            OTHER
                                                                                        COMPREHENSIVE
                                                                                        INCOME -- NET
                                                                                       UNREALIZED GAIN
                                                                                          (LOSS) ON         COMMON        TOTAL
                                      PREFERRED    COMMON    ADDITIONAL   RETAINED        SECURITIES       STOCK IN   SHAREHOLDERS'
                                        STOCK      STOCK      CAPITAL     EARNINGS    AVAILABLE-FOR-SALE   TREASURY      EQUITY
                                      ---------   --------   ----------   --------    ------------------   --------   -------------
Balance at January 1, 1996 ........   $     827   $  2,725   $    5,479   $  6,274    $               21   $   --     $      15,326
                                      ---------   --------   ----------   --------    ------------------   --------   -------------
Net earnings for the year 1996 ....        --         --           --        2,878                  --         --             2,878
Accumulated other comprehensive
 income -- net change in unrealized
 gain  (loss) on available-for-sale
 securities, net of tax of $1 .....        --         --           --         --                      (2)      --                (2)
                                      ---------   --------   ----------   --------    ------------------   --------   -------------
Total comprehensive income ........        --         --           --        2,878                    (2)      --             2,876
Purchase of treasury stock ........        --         --           --         --                    --         (438)           (438)
Sale of treasury stock ............        --         --           --         --                    --          418             418
Redemption of common stock ........        --         (177)         (83)    (1,070)                 --         --            (1,330)
Dividends
   Preferred-$0.45 per share ......        --         --           --          (74)                 --         --               (74)
   Common-$0.21 per share .........        --         --           --         (528)                 --         --              (528)
Balance at December 31, 1996 ......         827      2,548        5,396      7,480                    19        (20)         16,250
                                      ---------   --------   ----------   --------    ------------------   --------   -------------
Net earnings for the year 1997 ....        --         --           --        2,400                  --         --             2,400
Accumulated other comprehensive
 income -- net change in unrealized
 gain (loss) on available-for-sale
 securities, net of tax of $114 ...        --         --           --         --                     223       --               223
                                      ---------   --------   ----------   --------    ------------------   --------   -------------
Total comprehensive income ........        --         --           --        2,400                   223       --             2,623
Sale of treasury stock ............        --         --           --         --                    --           20              20
Dividends
 Preferred-$0.45 per share ........        --         --           --          (74)                 --         --               (74)
 Common-$0.22 per share ...........        --         --           --         (566)                 --         --              (566)
                                      ---------   --------   ----------   --------    ------------------   --------   -------------
Balance at December 31, 1997 ......         827      2,548        5,396      9,240                   242       --            18,253
                                      ---------   --------   ----------   --------    ------------------   --------   -------------
Net earnings for the year 1998 ....        --         --           --        2,674                  --         --             2,674
Accumulated other comprehensive
 income -- net change in unrealized
 gain  (loss) on available-for-sale
 securities, net of tax of $10 ....        --         --           --         --                     (19)      --               (19)
                                      ---------   --------   ----------   --------    ------------------   --------   -------------
Total comprehensive income ........        --         --           --        2,674                   (19)      --             2,655
Purchase of treasury stock ........        --         --           --         --                    --           (2)             (2)
Sale of treasury stock ............        --         --           --         --                    --            2               2
Redemption of preferred stock .....        (827)      --           --         --                    --         --              (827)
Sale of common stock ..............        --          350        4,098       --                    --         --             4,448
Dividends
 Preferred-$0.23 per share ........        --         --           --          (37)                 --         --               (37)
 Common-$0.24 per share ...........        --         --           --         (696)                 --         --              (696)
                                      ---------   --------   ----------   --------    ------------------   --------   -------------
Balance at December 31, 1998 ......   $    --     $  2,898   $    9,494   $ 11,181    $              223   $   --     $      23,796
                                      =========   ========   ==========   ========    ==================   ========   =============

  The accompanying notes are an integral part of these consolidated statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------------------
                                                                                     1998              1997               1996
                                                                                 -------------     -------------      -------------
Cash flows from operating activities
      Net earnings.............................................................. $       2,674     $       2,400      $       2,878
      Adjustments to reconcile net earnings to net cash provided by operating activities
        Depreciation............................................................           564               537                467
        Amortization of premiums, net of (accretion) of
          discounts on securities...............................................           186                95                 85
        Net realized gain on available-for-sale securities......................          (81)              (19)                (2)
        Gain on sale of loans..................................................          (674)                 -                  -
        Provision for loan losses...............................................           540               355                206
        Write-down of other real estate and repossessed assets..................            25               150                159
        Proceeds from sale of loans.............................................         1,967                 -                  -
        Gain on sale of premises, equipment and other
          real estate...........................................................          (63)              (11)               (47)
        (Increase) decrease in accrued interest receivable and other assets.....       (3,112)             (623)                217
        (Decrease) increase in accrued interest and other liabilities...........         (128)               287                207
                                                                                 -------------     -------------      -------------
             Net cash provided by operating activities..........................         1,898             3,171              4,170
Cash flows from investing activities
        Purchases of held-to-maturity securities................................         (688)           (7,179)            (9,536)
        Proceeds from sales and maturities of available-for-sale
          securities............................................................        16,186             1,630              5,108
        Purchases of available-for-sale securities..............................      (17,709)          (35,990)            (7,256)
        Proceeds from maturities and principal repayments
          of held-to-maturity securities........................................         8,849            14,023             12,507
        Purchases of premises and equipment.....................................       (1,237)           (1,368)              (973)
        Proceeds from sale of premises, equipment and other real estate.........           751               296                329
        Net increase in loans...................................................      (29,941)          (18,387)           (13,161)
        Net (increase) decrease in federal funds sold...........................       (2,370)            10,430            (7,560)
                                                                                 -------------     -------------      -------------
            Net cash used in investing activities...............................      (26,159)          (36,545)           (20,542)
Cash flows from financing activities
        Proceeds from borrowings..............................................           4,000                 -                  -
        Repayment of borrowings.................................................          (20)             (171)              (272)
        Change in deposits, net.................................................        19,364            28,106             20,138
        Purchase of treasury stock..............................................           (2)                 -              (438)
        Sale of treasury stock..................................................             2                20                418
        Redemption of preferred stock...........................................         (827)                 -                  -
        Sale of common stock....................................................         4,448                 -                  -
        Redemption of common stock..............................................             -                 -            (1,330)
        Dividends paid..........................................................         (733)             (640)              (602)
                                                                                 -------------     -------------      -------------
            Net cash provided by financing activities...........................        26,232            27,315             17,914
                                                                                 -------------     -------------      -------------
            Net  increase (decrease) in cash and cash equivalents...............         1,971           (6,059)              1,542
Cash and cash equivalents at beginning of year..................................         9,750            15,809             14,267
                                                                                 -------------     -------------      -------------
Cash and cash equivalents at end of year........................................ $      11,721     $       9,750      $      15,809
                                                                                 =============     =============      =============

  The accompanying notes are an integral part of these consolidated statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. The policies conform to generally accepted accounting principles and to general practices within the banking industry.

1. GENERAL

     The Company operates seven locations in Northeast Texas. The Company's main sources of income are derived from granting loans primarily in Northeast Texas and investing in United States Treasury and Agency securities. A variety of financial products and services are provided to individual and corporate customers. The primary deposit products are checking accounts, money market accounts, and certificates of deposit. The primary lending products are real estate, commercial, and consumer loans. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' abilities to honor contracts is dependent on the economy of the area.

2. PRINCIPLES OF CONSOLIDATION AND INVESTMENT IN SUBSIDIARIES

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

3. CASH AND CASH EQUIVALENTS

     For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Total cash and cash equivalents." Cash and cash equivalents includes due from bank accounts, teller and vault cash.

4. SECURITIES

     The Company accounts for securities according to Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

     Gains and losses on the sale of securities are determined using the specific-identification method.

     Declines in the fair value of individual held-to-maturity and available-for-sale securities below their carrying value that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

     Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

5. LOANS

     Loans are reported at the principal amount outstanding, net of charge-offs, unearned discounts, purchase discounts and an allowance for loan losses. Unearned discounts on installment loans are recognized using a method which approximates a level yield over the term of the loans. Interest on other loans is calculated using the simple interest method on the daily balance of the principal amount outstanding.

     Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan costs is discontinued when a loan is placed on nonaccrual status.

     The Company applies SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118. Under SFAS 114, as amended, a loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. All loans past due 90 days are placed on nonaccrual status unless the loan is both well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are not again placed on accrual status until payments are brought current and, in management's judgement, the loan will continue to pay as agreed.

6. ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is considered adequate to provide for losses based on past loan loss experience and management's evaluation of the loan portfolio under current economic conditions. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Recognized losses, net of recoveries, are charged to the allowance for loan losses. Additions to the allowance are included in the consolidated statements of earnings as provision for loan losses.

7. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Maintenance, repairs and minor improvements are charged to noninterest expense as incurred.

8. OTHER REAL ESTATE AND REPOSSESSED ASSETS

     Real estate properties acquired by foreclosure and repossessed assets are recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expenses. Repossessed assets are presented on the Balance Sheet as a component of other assets.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

9. INVESTMENT IN LEVERAGED LEASES

     The Company accounts for investment in leveraged leases according to SFAS No. 13, ACCOUNTING FOR LEASES. Under SFAS 13, the Company records its investment in leveraged leases net of nonrecourse debt. The investment in leveraged leases less deferred taxes arising from differences between pretax accounting income and taxable income represents the lessor's net investment in leveraged leases for purposes of computing periodic net income from the leases. Net investment in leveraged leases is adjusted annually by the difference in net cash flow and the amount of income recognized. If at any time during the lease term the projected net cash receipts over the term of the lease are less than the initial investment, a loss is recognized for the deficiency. Estimated residual values and other important assumptions affecting total net income from the leases are reviewed annually. The net investment balance is adjusted considering all values and assumptions.

     During the initial years of the leases, the Company receives benefits for income tax purposes of deductions for depreciation on the equipment and interest on the debt that in the aggregate exceed the rental income from the related equipment. During the later years, rental income will exceed related deductions. Provision has been made for deferred income taxes that arise from these differences. The Company deducts, for tax purposes, rent payments paid to lessors under a master lease. A prior sale of user lease receivables created a difference between tax and book basis which will not reverse.

10. INCOME TAXES

     The Company files a consolidated Federal income tax return. By agreement with the Parent, subsidiaries record a provision or benefit for Federal income taxes on the same basis as if they filed a separate Federal income tax return. The asset and liability method of accounting is used for income taxes where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

11. EARNINGS PER SHARE

     Effective March 24, 1998, the Company approved a seven for one common shares stock split. The effects of such split have been incorporated into the consolidated financial statements and notes thereto as if the split had been effective January 1, 1996.

     Basic earnings per common share is calculated by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net earnings available for common shareholders by the weighted average number of common and dilutive potential common shares. Stock options may be potential dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. The number of dilutive potential common shares is determined using the treasury stock method.

12. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

13. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

     A majority of the loan portfolio consists of real estate loans. The ultimate collectibility of the loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

     While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the recognition of allowances for losses on loans and foreclosed real estate. Such agencies may require additions to the allowances based on their judgements about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change in the near term.

14.  RECENT ACCOUNTING STANDARDS

     As of January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which requires that all components of comprehensive income and total comprehensive income be reported on the financial statements. The Company is disclosing this information on its consolidated statements of shareholders' equity.

15. RECLASSIFICATIONS

     Certain reclassifications have been made to conform to the 1998 presentation.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

NOTE B - SECURITIES

     The securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                                                     GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                         COST        GAINS       LOSSES       VALUE
                                                       ---------   ----------   ----------   -------
Available-for-sale securities:
 December 31, 1998:
     U. S. Treasury securities .....................   $   3,015   $       29   $     --     $ 3,044
     U.S. Government agency securities .............      27,114          241            5    27,350
     Mortgage-backed securities ....................      12,747           77            5    12,819
     Equity securities .............................       1,092         --           --       1,092
                                                       ---------   ----------   ----------   -------
                                                       $  43,968   $      347   $       10   $44,305
                                                       =========   ==========   ==========   =======

  December 31, 1997:
     U. S. Treasury securities .....................   $  12,178   $      272   $     --     $12,450
     U.S. Government agency securities .............      16,174           94         --      16,268
     Mortgage-backed securities ....................      13,196         --           --      13,196
     Equity securities .............................         992         --           --         992
                                                       ---------   ----------   ----------   -------
                                                       $  42,540   $      366   $     --     $42,906
                                                       =========   ==========   ==========   =======
HELD-TO-MATURITY SECURITIES:
 December 31, 1998:
     U.S. Treasury securities ......................   $     100   $        1   $     --     $   101
     Mortgage-backed securities ....................       5,137           74            2     5,209
     Obligations of state and political subdivisions       1,825           65            4     1,886
                                                       ---------   ----------   ----------   -------
                                                       $   7,062   $      140   $        6   $ 7,196
                                                       =========   ==========   ==========   =======
  December 31, 1997:
     U.S. Treasury securities ......................   $   2,194   $        8   $     --     $ 2,202
     U.S. Government agency securities .............       4,192          144         --       4,336
     Mortgage-backed securities ....................       7,468         --           --       7,468
     Obligations of state and political subdivisions       1,379           96         --       1,475
                                                       ---------   ----------   ----------   -------
                                                       $  15,233   $      248   $     --     $15,481
                                                       =========   ==========   ==========   =======

     There were no gross realized losses on sales of available-for-sale securities for the years ended December 31, 1998, 1997 and 1996. Gross realized gains on sales of available-for-sale securities were $81, $19 and $2 for the years ended December 31, 1998, 1997 and 1996.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


     The scheduled maturities of securities to be held-to-maturity and securities available-for-sale December 31, 1998, were as follows (in thousands):

                                            HELD-TO-MATURITY     AVAILABLE -FOR-SALE
                                               SECURITIES            SECURITIES
                                           -------------------   -------------------
                                           AMORTIZED    FAIR     AMORTIZED    FAIR
                                             COST       VALUE      COST       VALUE
                                           ---------   -------   ---------   -------
Due in one year or less ................   $     347   $   350   $   3,015   $ 3,043
Due from one year through five years ...          55        57      12,929    13,058
Due from five years through ten years ..       1,856     1,891      22,006    22,188
Due after ten years ....................       4,804     4,898       4,926     4,924
Equity securities ......................        --        --         1,092     1,092
                                           ---------   -------   ---------   -------
                                           $   7,062   $ 7,196   $  43,968   $44,305
                                           =========   =======   =========   =======

     Mortgage-backed securities are presented based on contractual maturities. The actual average life of these securities may be different from the contractual maturity.

     Securities with a market value of approximately $32,041 and $26,835 at December 31, 1998 and 1997, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE C - LOANS

     Major classifications of loans are as follows at December 31:

                                                         1998             1997
                                                       --------         --------
Commercial ...................................         $ 51,589         $ 36,598
Agriculture ..................................            7,652            8,174
Real estate
  Construction ...............................            3,130            3,072
  1-4 family residential .....................           48,376           41,398
  Farmland ...................................            7,258            6,492
  Non-residential and
    non-farmland .............................           47,977           42,363
  Other ......................................              844              360
Consumer .....................................           20,043           20,120
                                                       --------         --------
                                                        186,869          158,577
Less:
  Unearned discounts .........................              983            1,182
  Allowance for loan losses ..................            1,512            1,129
                                                       --------         --------
                                                       $184,374         $156,266
                                                       ========         ========

     Impaired loans were $290 and $298 at December 31, 1998 and 1997. The interest income associated with these impaired loans was insignificant and no valuation allowance for loan losses related to impaired loans has been established. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


     Outstanding loans to directors and executive officers of the Bank and to their related business interests aggregated approximately $9,611 and $6,130 at December 31, 1998 and 1997.

     Following is an analysis of activity with respect to such amounts:

                                                                          1998
                                                                        -------
Balance at January 1 ......................................             $ 6,130
     New loans and advances ...............................               6,261
     Repayments ...........................................              (2,780)
                                                                        -------
Balance at December 31 ....................................             $ 9,611
                                                                        =======


NOTE D - ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses were as follows at December 31:

                                            1998           1997           1996
                                          -------        -------        -------
Balance at January 1 ..............       $ 1,129        $ 1,055        $ 1,005
Provision .........................           540            355            206
Charge-offs .......................          (276)          (385)          (283)
Recoveries ........................           119            104            127
                                          -------        -------        -------
Balance at December 31 ............       $ 1,512        $ 1,129        $ 1,055
                                          =======        =======        =======

NOTE E - PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows at December 31:

                                                           1998            1997
                                                         -------         -------
Land ...........................................         $ 1,627         $ 1,597
Building and improvements ......................           6,402           5,367
Furniture, fixtures and equipment ..............           2,810           2,688
Automobiles ....................................             292             279
                                                         -------         -------
                                                          11,131           9,931
Less accumulated depreciation ..................           4,099           3,572
                                                         -------         -------
                                                         $ 7,032         $ 6,359
                                                         =======         =======

NOTE F - INTEREST-BEARING DEPOSITS

     The types of accounts and their respective balances included in interest-bearing deposits are as follows at December 31:

                                                          1998            1997
                                                        --------        --------
NOW accounts ...................................        $ 23,241        $ 16,778
Savings and money market accounts ..............          41,064          40,293
Certificates of deposit ........................         130,660         119,595
                                                        --------        --------
                                                        $194,965        $176,666
                                                        ========        ========

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


         The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000 was approximately $51,727 and $42,996 at December 31, 1998 and 1997. At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:


3 months or less ..........................................             $ 36,168
Between 3 months and 6 months .............................               25,412
Between 6 months and 1 year ...............................               55,315
Over 1 year ...............................................               13,765
                                                                        --------
                                                                        $130,660
                                                                        ========

     Deposits of executive officers, significant shareholders and directors were $2,659 and $2,290 (including time deposits of $1,551 and $1,725) at December 31, 1998 and 1997.

NOTE G - BORROWINGS

     During the year ended December 31, 1997, the Company retired the final installment of a note payable to Texas Independent Bank, Dallas, Texas. Company subsidiaries' stock securing the debt was released. As of December 31, 1996, the balance outstanding was $171. Interest expense was $6 and $30 for the years ended December 31, 1997 and 1996, respectively.

     During the year ended December 31, 1998, the Company borrowed from the Federal Home Loan Bank of Dallas ("FHLB"). On September 25, 1998, the Company borrowed $1,000 at 5.06% with final maturity of October 1, 2008, and $1,000 at 5.18% with maturity of October 1, 2013. On November 9, 1998, the Company borrowed $2,000 at 5.34% with final maturity of October 1, 2013. Interest expense was $25 for the year ended December 31, 1998. The following is a schedule of the next five years of principal and interest requirements.


              Year                        Principal       Interest         Total
--------------------------------          ---------       ---------       ------
    1999 .......................          $     281       $     202       $  483
    2000 .......................                296             186          482
    2001 .......................                312             171          483
    2002 .......................                328             154          482
    2003 .......................                346             136          482
 Thereafter ....................              2,417             398        2,815
                                          ---------       ---------       ------
                                          $   3,980       $   1,247       $5,227
                                          =========       =========       ======

     The Company secures such FHLB borrowings under a "Blanket Borrowing Program", with its 1-4 family mortgage loans.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE H - PREFERRED AND COMMON STOCK

         The following summary of issued and outstanding shares of stock shows the effects of a seven for one common shares stock split, effective March 24, 1998.

                                       ISSUED AND         COMMON        COMMON
                                       OUTSTANDING        STOCK          STOCK        TREASURY
                                     PREFERRED STOCK      ISSUED      OUTSTANDING      STOCK
                                     ---------------    ----------    -----------    ----------
Balance at January 31, 1996 ......           165,456     2,724,680      2,724,680          --
  Purchase of treasury stock .....              --            --           (3,213)       (3,213)
  Redemption of common stock .....              --        (176,400)      (176,400)         --
                                     ---------------    ----------    -----------    ----------
Balance at December 31, 1996 .....           165,456     2,548,280      2,545,067        (3,213)
  Sale of treasury stock .........              --            --            3,213         3,213
                                     ---------------    ----------    -----------    ----------
Balance at December 31, 1997 .....           165,456     2,548,280      2,548,280          --
  Purchase of treasury stock .....              --            --             --          (1,867)
  Sale  of  common  stock ........              --         350,000        350,000          --
  Sale of treasury  stock ........              --            --             --           1,867
  Redemption  of  preferred  stock          (165,456)         --             --            --
                                     ---------------    ----------    -----------    ----------
Balance at December 31, 1998 .....              --       2,898,280      2,898,280          --
                                     ===============    ==========    ===========    ==========

     At December 31, 1997 and 1996, the Company had 3,000,000 authorized shares of preferred stock of $5 par value. Effective March 24, 1998, a resolution was passed authorizing a total of 15,000,000 shares of preferred stock of $5 par value. At December 31, 1998, the Company had 15,000,000 authorized shares of preferred stock at $5 par value.

     The preferred stock pays dividends semi-annually. The preferred stock is not cumulative or participating, has no voting rights and is not convertible. Preferred stock has liquidation preferences over common stock of the Company. Dividends on common stock of the Company may not be declared or paid unless dividends for the same period on preferred stock have been paid or declared.

     At December 31, 1997 and 1996, the Company had 1,000,000 authorized shares of common stock of $1 par value. Effective March 24, 1998 a resolution was passed authorizing a total of 50,000,000 shares of common stock of $1 par value. At December 31, 1998, the Company had 50,000,000 shares of common stock at $1 par value.

     In May 1998, the Company sold 350,000 shares of common stock at an aggregate offering amount of $4,897. Expenses related to the sale were approximately $540.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

NOTE I - INCOME TAXES

     Federal income tax currently (payable) receivable, deferred tax asset and deferred tax liability, included in other assets and other liabilities, respectively, are as follows at December 31:


                                             1998           1997           1996
                                          -------        -------        -------
Current ...........................       $   150        $   (89)       $     9
Deferred tax asset ................           155            256            340
Deferred tax liability ............        (1,463)        (1,574)        (1,499)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are presented below:

                                                           1998       1997       1996
                                                         -------    -------    -------
Deferred tax assets:
  Allowance for loan losses ..........................   $    65    $    74    $    67
  Tax credits ........................................      --           24        133
  Difference in basis of other real estate ...........        90        113         77
  Other ..............................................      --           45         63
                                                         -------    -------    -------
                                                         $   155    $   256    $   340
                                                         =======    =======    =======
Deferred tax liabilities:
  Unrealized gain on available-for-sale securities.. $      (114)   $  (124)   $   (10)
  Depreciation .......................................      (623)      (546)      (446)
  Leasing transactions ...............................      (387)      (644)      (799)
  Deferred loan costs, net ...........................      (301)      (260)      (244)
  Other ..............................................       (38)      --         --
                                                         -------    -------    -------
                                                         $(1,463)   $(1,574)   $(1,499)
                                                         =======    =======    =======

     The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate as of December 31 is as follows:

                                                 1998        1997        1996
                                               -------     -------     -------
Statutory federal income tax rate ..........     34.00%      34.00%      34.00%
Effect of utilization of graduated tax rates     (0.37)      (0.44)      (0.39)
Tax exempt income ..........................     (1.86)      (0.90)      (0.66)
Effect of utilization of tax credits .......      --         (0.90)      (4.37)
Recognition of benefit on leveraged leases .    (11.99)     (19.93)     (20.25)
Life insurance proceeds ....................      --          --         (9.17)
Other, net .................................     (2.95)      (1.62)       6.26
                                               -------     -------     -------
Effective income tax rate ..................     16.83%      10.21%       5.42%
                                               =======     =======     =======

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

NOTE J - COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into various transactions which, in accordance with generally accepted accounting principles, are not included in the consolidated balance sheets. These transactions are referred to as "off-balance sheet commitments". The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

     The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses.

     Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

     Outstanding commitments and letters of credit at December 31 are approximately as follows:

                                                                 Contract or
                                                               Notional Amount
                                                           ---------------------
                                                             1998         1997
                                                           --------     --------
Commitments to extend credit .........................     $ 12,831     $  7,977
Letters of credit ....................................          176          202

     Guaranty Leasing Company, a non-bank subsidiary of the Bank, is a partner in various equipment leasing transactions involving leveraged leases. The transactions were structured as "wrap leases" under which the partnerships are the lesses with respect to the owners of the equipment and are the sublessors under the sublease with the users.

     The following is a schedule by years of future gross minimum rental payments, without respect to related offsetting note receivable payments due the partnerships, under the leases as of December 31, 1998.


DECEMBER 31,
  1999 ..................................................                 $2,322
  2000 ..................................................                  2,291
  2001 ..................................................                  1,407
  2002 ..................................................                   --
                                                                          ------
  Total .................................................                 $6,020
                                                                          ======

     The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

     The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees. The plan provides for a matching contribution of up to 4% of qualified compensation. Total contributions accrued or paid for December 31, 1998, 1997 and 1996 were approximately $271, $234 and $232.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company established a non-qualified, non-contributory "Supplemental Retirement Plan" in 1992. The plan covers an executive officer to provide benefits equal to amounts payable under the Company's retirement plan and certain social security benefits to aggregate a predetermined percentage of the final five year average salary. The plan is non-funded. Amounts accrued or paid for the period ended December 31, 1998, 1997 and 1996 were approximately $18, $20 and $52.

     The Company established a non-qualified, non-contributory, "Salary Continuation Plan" in 1998. The plan covers an executive officer to provide benefits equal to an amount which represents 75% of projected compensation at retirement as adjusted for amounts payable under the Company's retirement plan and certain social security benefits. This plan is non-funded. As of December 31, 1998, $30 was accrued in other liabilities and charged to expense.

     During 1998 the Company established a non-qualified, non-contributory, "Executive Incentive Retirement Plan." The plan covers a selected group of key personnel to provide benefits equal to amounts computed under an "award criteria" at various targeted salary levels as adjusted for annual earnings performance of the Company. As of December 31 1998, $18 was accrued in other liabilities and charged to expense.

     The Company has a bonus plan which provides guidelines whereby key employees can earn bonus compensation based on the profitability of the Company. The bonus amounts are determined based on achievement by the Company on certain percentages of return on equity targets. This plan is approved and adopted annually by the Board of Directors of the Company at the first board meeting of the year. Total expenses under this plan for the years ended December 31, 1998, 1997 and 1996 were $387, $306 and $261.

     The Company on March 24, 1998, adopted a Stock Incentive Plan (the "1998 Stock Incentive Plan") which is intended to provide employees with an opportunity to acquire a proprietary interest in the Company and provide additional incentive opportunities based on the growth of the Company. The 1998 Stock Incentive Plan provides that a committee of the Board of Directors (the "Compensation Committee") shall have the right to grant incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, performance awards, phantom stock awards and any combination thereof. The aggregate number of shares that may be issued under this plan is limited to 1,000,000 shares. The Plan has not been implemented, and, no stock options have been awarded to any employee of the Company.

     If approved by the Compensation Committee, incentive stock options may be granted under terms and conditions they approve, provided, however, that the term of any incentive stock option cannot exceed ten years, and no option may be exercised earlier than six months from the date of the grant. The exercise price is determined by the Compensation Committee, provided that the exercise price cannot be less than the fair market value on the date the option is granted, subject to adjustments. Restricted stock awards may allow an employee to receive stock without cash payment, under terms approved by the Compensation Committee, provided, that such awards are subject to restrictions regarding disposition and subject to forfeiture as the Compensation Committee may approve. The restrictions may be based on items such as earnings of the Company, revenue of the Company, return on shareholders' equity achieved by the Company, or other factors. A stock appreciation right permits the holder to receive an amount in cash or stock or combination thereof equal to the number of stock appreciation rights exercised by the holder multiplied by the excess of the fair market value of the stock on the exercise date over the stock appreciation right exercise price. No stock appreciation right may be exercised earlier than six months from the date of the grant. Performance of phantom stock awards may also be paid in cash, stock, or any combination thereof, determined by the Compensation Committee. The grant of such awards may be contingent upon the achievement by the Company or a department thereof, of performance goals established by the Company. The awards may terminate if the grantee's employment with the Company is terminated. Such awards may vest as determined by the Compensation Committee. As mentioned above, the Compensation Committee has awarded no such options or rights to any employee.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

NOTE K - REGULATORY MATTERS

     The Company and Guaranty Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table. (See Note L.)

                                                                                                              TO BE WELL
                                                                                                           CAPITALIZED UNDER
                                                                              FOR CAPITAL                  PROMPT CORRECTIVE
                                                ACTUAL                     ADEQUACY PURPOSES               ACTION PROVISIONS
                                    -----------------------------    -----------------------------    -----------------------------
                                        AMOUNT         RATIO            AMOUNT          RATIO             AMOUNT         RATIO
                                    (greater than   (greater than    (greater than   (greater than    (greater than   (greater than
                                     or equal to)   or equal to)     or equal to)    or equal to)     or equal to)    or equal to)
                                    -------------   -------------    -------------   -------------    -------------   -------------
As of December 31, 1998
  Total Capital (to Risk Weighted
   Assets):
     Guaranty Bancshares, Inc. ....        25,089           13.08%          15,345            8.00%             N/A             N/A
     Guaranty Bank ................        24,155           12.86%          14,991            8.00%          18,739           10.00%
  Tier 1 Capital (to Risk Weighted
   Assets):
     Guaranty Bancshares, Inc. ....        23,577           12.29%           7,673            4.00%             N/A             N/A

     Guaranty Bank ................        22,643           12.05%           7,516            4.00%          11,275            6.00%
  Tier 1 Capital (to Average Assets):
     Guaranty Bancshares, Inc. ....        23,577            9.30%           7,605            3.00%             N/A             N/A
     Guaranty Bank ................        22,643            8.97%           7,572            3.00%          12,622            5.00%
As of December 31, 1997
  Total Capital (to Risk Weighted
   Assets):
     Guaranty Bancshares, Inc. ....        19,137           11.86%          12,905            8.00%             N/A             N/A
     Guaranty Bank ................        18,435           11.75%          12,551            8.00%          15,688           10.00%
  Tier 1 Capital (to Risk Weighted
   Assets):
     Guaranty Bancshares, Inc. ....        18,008           11.16%           6,453            4.00%             N/A             N/A
     Guaranty Bank ................        17,306           11.03%           6,275            4.00%           9,413            6.00%
  Tier 1 Capital (to Average Assets):
     Guaranty Bancshares, Inc. ....        18,008            7.87%           6,863            3.00%             N/A             N/A
     Guaranty Bank ................        17,306            7.60%           6,830            3.00%          11,384            5.00%

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

NOTE L - MERGER

Effective January 1, 1997, former bank subsidiary Talco State Bank, merged with Guaranty Bank under the Articles of Merger as filed with the Texas Department of Banking. As a result of that merger, the Articles of Association of Guaranty Bank were amended and restated and the common shares of Talco State Bank were canceled. This merger had no effect on the consolidated financial statements of the Company.

NOTE M - SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

     The following is supplemental information with respect to the December 31 Consolidated Statements of Cash Flows:

                                                                                                 1998           1997           1996
                                                                                                ------         ------         ------
Cash paid for:
    Interest ..........................................................................         $8,926         $8,030         $6,864
    Income taxes ......................................................................            790            130            215
NON-CASH ACTIVITY:
     Loans transferred to other real estate or repossessed assets .....................            167            206            270

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of financial instruments are based on management's estimates and do not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

         The following methods and assumptions were used by the Company in estimating financial instrument fair values:

         o  CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD

         The balance sheet carrying amount approximates fair value.

         o  SECURITIES TO BE HELD-TO-MATURITY AND SECURITIES AVAILABLE-FOR-SALE

          Fair values for investment securities are based on quoted market prices or quotations received from securities dealers. If quoted market prices are not available, fair value estimates may be based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

         o  LOANS

          Fair values of loans are estimated for segregated groupings of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate and consumer loans. Each of these categories is further subdivided into fixed and adjustable rate loans and performing and nonperforming loans. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the various types of loans. The fair value of nonperforming loans is estimated at the value of the underlying collateral.

         o  DEPOSITS

          The fair value of demand deposits, such as non-interest bearing demand deposits and interest-bearing transaction accounts such as savings, NOW and money market accounts are equal to the amount payable on demand as of December 31, 1998 and 1997 (i.e. their carrying amounts).

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          The fair value of demand deposits is defined as the amount payable, and prohibits adjustment for any value derived from the expected retention of such deposits for a period of time. That value, commonly referred to as the core deposit base intangible, is neither included in the following fair value amounts nor recorded as an intangible asset in the balance sheet.

          The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate used represents rates currently offered for deposits of similar remaining maturities.

          o BORROWINGS

          The fair value of borrowings is estimated by discounting the contractual cash flows using the current interest rate at which similar borrowing for the same remaining maturities could be made.

          o OFF-BALANCE SHEET INSTRUMENTS

          Estimated fair values for the Company's off-balance sheet instruments are based on fees, net of related expenses, currently charged to enter into similar agreements, considering the remaining terms of the agreements and the counterparties' credit standing.

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                                              1998                                  1997
                                                                   ---------------------------           ---------------------------
                                                                   CARRYING            FAIR              CARRYING            FAIR
                                                                    AMOUNT             VALUE              AMOUNT             VALUE
                                                                   --------           --------           --------           --------
Financial assets:
  Cash and cash equivalents ............................           $ 11,721           $ 11,721           $  9,750           $  9,750
  Federal funds sold ...................................             10,090             10,090              7,720              7,720
  Securities
     Available-for-sale ................................             44,305             44,305             42,906             42,906
     Held-to-maturity ..................................              7,062              7,196             15,233             15,481
  Loans, net ...........................................            184,374            183,782            156,266            155,729


Financial liabilities:
  Deposits
     Noninterest-bearing ...............................           $ 47,360           $ 47,360           $ 46,295           $ 46,295
     Interest-bearing transaction and
       money market accounts ...........................             64,305             64,305             57,070             57,070

     Certificates of deposit ...........................            130,660            131,292            119,596            120,039
  Borrowings ...........................................              3,980              3,980               --                 --

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE O - EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock. Computations reflect the effects of a seven for one common shares stock split, effective March 24, 1998.

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                        --------------------------------------------
                                                                                         1998               1997               1996
                                                                                        ------             ------             ------
Net earnings ..............................................................             $2,674             $2,400             $2,878
Less: dividends on preferred stock ........................................                 37                 74                 74
                                                                                        ------             ------             ------
Net earnings available to common shareholders
     used in basic and diluted EPS ........................................             $2,637             $2,326             $2,804
                                                                                        ======             ======             ======
Weighted average common shares
    in basic EPS ..........................................................              2,782              2,547              2,592
Effect of dilutive securities .............................................               --                 --                 --
                                                                                        ------             ------             ------
Weighted average common and potential dilutive
    common shares used in dilutive EPS ....................................              2,782              2,547              2,592
                                                                                        ======             ======             ======

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

NOTE P - PARENT-ONLY FINANCIAL STATEMENTS

                            GUARANTY BANCSHARES, INC.
                                  (PARENT ONLY)

                                 BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS
                                                               1998        1997
                                                             -------     -------
Cash and cash equivalents ..............................     $    57     $   165
Investment in subsidiaries .............................      22,867      17,556
Investments, insurance .................................         701         631
Premises and equipment, net ............................           9          22
Other assets ...........................................         207           2
                                                             -------     -------
                                                             $23,841     $18,376
                                                             =======     =======
               LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities ......................................     $    45     $   123
                                                             -------     -------
          Total liabilities ............................          45         123
Commitments and contingencies ..........................        --          --
  Preferred stock ......................................        --           827
  Common stock .........................................       2,898       2,548
  Additional capital ...................................       9,494       5,396
  Retained earnings ....................................      11,181       9,240
  Accumulated other comprehensive income --
     net unrealized appreciation on
     available-for-sale securities, net of
     tax of $114 and $124 ..............................         223         242
                                                             -------     -------
                                                              23,796      18,253
                                                             =======     =======
                                                             $23,841     $18,376
                                                             =======     =======

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


                            GUARANTY BANCSHARES, INC.
                                  (PARENT ONLY)

                             STATEMENTS OF EARNINGS
                             YEAR ENDED DECEMBER 31,

                                                  1998        1997        1996
                                                -------     -------     -------
Interest income
  Interest bearing deposits ................    $  --       $  --       $     6
Life insurance proceeds gain ...............       --          --           822
Other income ...............................       --             2        --
                                                -------     -------     -------
                                                   --             2         828
Costs and expenses
  General and administrative ...............        405         321         388
Income taxes
  Current ..................................       --           (77)       (123)
  Deferred .................................       --          --          --
                                                -------     -------     -------
(Loss) earnings before equity in net
  earnings of subsidiaries .................       (405)       (242)        563
Equity in net earnings of subsidiaries .....      3,079       2,642       2,315
                                                -------     -------     -------
NET EARNINGS ...............................    $ 2,674     $ 2,400     $ 2,878
                                                =======     =======     =======

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


                            GUARANTY BANCSHARES, INC.
                                  (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31,

                                                    1998       1997       1996
                                                  -------    -------    -------
Cash flows from operating activities
 Net earnings .................................   $ 2,674    $ 2,400    $ 2,878
  Adjustments to reconcile net earnings to net
    cash used in operating activities
  Earnings of subsidiaries ....................    (3,079)    (2,642)    (2,315)
  Depreciation ................................        13         14          5
  Amortization ................................      --         --            1
  Life insurance proceeds gain ................      --         --         (822)
  Increase in other assets ....................      (276)       (83)       (11)
  (Decrease) increase in other liabilities ....       (78)        94        (80)
                                                  -------    -------    -------
         Net cash (used in) provided by
           operating activities ...............      (746)      (217)      (344)
Cash flows from investing activities
  Dividends from subsidiaries .................     1,250        950      1,425
  Purchase of subsidiary stock ................    (3,500)      --         --
  Life insurance proceeds .....................      --         --        1,318
  Purchases of premises and equipment .........      --         --          (40)
                                                  -------    -------    -------
         Net cash (used in) provided by
           investing activities ...............    (2,250)       950      2,703
Cash flows from financing activities
  Repayment of borrowings .....................      --         (171)      (272)
  Purchase of treasury stock ..................        (2)      --         (438)
  Sale of treasury stock ......................         2         20        418
  Redemption of preferred stock ...............      (827)      --         --
  Sale of common stock ........................     4,448       --         --
  Redemption of common stock ..................      --         --       (1,330)
  Dividends paid ..............................      (733)      (640)      (602)
                                                  -------    -------    -------
         Net cash provided by (used in)
           financing activities ...............     2,888       (791)    (2,224)
                                                  -------    -------    -------
Net (decrease) increase in cash and cash
  equivalents .................................      (108)       (58)       135
Cash and cash equivalents at beginning of year        165        223         88
                                                  -------    -------    -------
Cash and cash equivalents at end of year ......   $    57    $   165    $   223
                                                  =======    =======    =======

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following sets forth condensed quarterly results of operations for 1998 and 1997:

                                                                                                 QUARTER ENDED 1998
                                                                                  --------------------------------------------------
                                                                                   DEC. 31      SEPT. 30      JUNE 30      MARCH 31
                                                                                  ---------    ----------    ---------    ----------
Interest income ..............................................................    $   4,721    $    4,605    $   4,561    $    4,481
Interest expense .............................................................        2,227         2,255        2,237         2,232
                                                                                  ---------    ----------    ---------    ----------
Net interest income ..........................................................        2,494         2,350        2,324         2,249
Provision for loan losses ....................................................           50            60           60           370
                                                                                  ---------    ----------    ---------    ----------
Net interest income after provision for loan losses ..........................        2,444         2,290        2,264         1,879
Noninterest income ...........................................................          587           611          466         1,162
Noninterest expense ..........................................................        2,146         2,128        2,188         2,026
                                                                                  ---------    ----------    ---------    ----------
Earnings before taxes ........................................................          885           773          542         1,015
Provision for income tax expense .............................................          150            21           75           295
                                                                                  ---------    ----------    ---------    ----------
                                                                                  $     735    $      752    $     467    $      720
                                                                                  =========    ==========    =========    ==========
Earnings per share:
     Basic ...................................................................    $    0.26    $     0.26    $    0.15    $     0.28
     Diluted .................................................................         0.26          0.26         0.15          0.28
                                                                                                 QUARTER ENDED 1997
                                                                                  --------------------------------------------------
                                                                                   DEC. 31      SEPT. 30      JUNE 30      MARCH 31
                                                                                  ---------    ----------    ---------    ----------
Interest income ..............................................................    $   4,738    $    4,306    $   4,067    $    3,898
Interest expense .............................................................        2,225         2,099        1,953         1,915
                                                                                  ---------    ----------    ---------    ----------
Net interest income ..........................................................        2,513         2,207        2,114         1,983
Provision for loan losses ....................................................          245            70           20            20
                                                                                  ---------    ----------    ---------    ----------
Net interest income after provision for loan losses ..........................        2,268         2,137        2,094         1,963
Noninterest income ...........................................................          428           436          407           386
Noninterest expense ..........................................................        1,971         1,845        1,794         1,836
                                                                                  ---------    ----------    ---------    ----------
Earnings before taxes ........................................................          725           728          707           513
Provision for income tax expense .............................................           73            45           80            75
                                                                                  ---------    ----------    ---------    ----------
                                                                                  $     652    $      683    $     627    $      438
                                                                                  =========    ==========    =========    ==========
Earnings per share:
     Basic ...................................................................    $    0.24    $     0.27    $    0.23    $     0.17
     Diluted .................................................................         0.24          0.27         0.23          0.17

                                      F-26