Form 10-Q
period 1999-03-31
GUARANTY BANCSHARES INC /TX/
filed 1999-05-12
CIK 1058867

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
     ____________________


                        COMMISSION FILE NUMBER: 000-24235

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes  [ ] No

As of May 10, 1999, there were 2,898,280 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                         Page

Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 1999
             (unaudited) and December 31, 1998...........................  2

           Consolidated Statements of Earnings for the
             Three Months Ended March 31, 1999 and 1998 (unaudited)......  4

           Consolidated Statement of Changes in Shareholders' Equity.....  5

           Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 1999 and 1998 (unaudited)............  6

           Consolidated Statements of Comprehensive Income for
             the Three Months Ended March 31, 1999 and 1998
             (unaudited).................................................  7

           Notes to Interim Consolidated Financial Statements............  8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...... 23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................... 24

Item 2.  Changes in Securities and Use of Proceeds....................... 24

Item 3.  Defaults upon Senior Securities ................................ 24

Item 4.  Submission of Matters to a Vote of Security Holders............. 24

Item 5.  Other Information............................................... 24

Item 6.  Exhibits and Reports on Form 8-K................................ 24

Signatures............................................................... 25

                       PART I -- FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (DOLLARS IN
                                  THOUSANDS)

                                                            March 31,   Dec. 31,
                                                              1999       1998
                                                            ---------  ---------
                                                           (Unaudited)

             ASSETS
Cash and due from banks ..............................     $ 10,094     $ 11,721
Federal funds sold ...................................       13,705       10,090
Securities:
  Available-for-sale .................................       42,172       44,305
  Held-to-maturity ...................................        7,172        7,062
                                                           --------     --------
    Total securities .................................       49,344       51,367
                                                           --------     --------
Loans, net of allowance for loan losses of $1,560
  and $1,512 .........................................      195,488      184,374
Premises and equipment, net ..........................        7,460        7,032
Accrued interest receivable ..........................        2,368        2,331
Other assets .........................................        6,076        5,991
                                                           --------     --------
    Total assets .....................................     $284,535     $272,906
                                                           ========     ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing ................................     $ 43,071     $ 47,360
  Interest-bearing ...................................      210,639      194,965
                                                           --------     --------
    Total deposits ...................................      253,710      242,325
                                                           --------     --------
Borrowed Funds .......................................        3,911        3,980
Other liabilities ....................................        2,629        2,805
                                                           --------     --------
    Total liabilities ................................      260,250      249,110
                                                           --------     --------
Shareholders' equity:
  Preferred stock ....................................         --           --
  Common stock .......................................        2,898        2,898
  Additional capital .................................        9,494        9,494
  Retained earnings ..................................       11,837       11,181
  Accumulated other comprehensive income .............           56          223
                                                           --------     --------
                                                             24,285       23,796
Less common stock held in treasury--at cost ..........         --           --
                                                           --------     --------
    Total shareholders' equity .......................       24,285       23,796
                                                           --------     --------
    Total liabilities and shareholders' equity .......     $284,535     $272,906
                                                           ========     ========


      See accompanying Notes to Interim Consolidated Financial Statements

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                             1999        1998
                                                            -------     -------
Interest income:
  Loans .................................................   $3,881      $3,447
  Securities ............................................      772         895
  Federal funds sold and other temporary investments ....      110         139
                                                            ------      ------
    Total interest income ...............................    4,763       4,481
Interest expense ........................................    2,273       2,232
                                                            ------      ------
    Net interest income .................................    2,490       2,249
Provision for loan losses ...............................      105         370
                                                            ------      ------
    Net interest income after provision for loan losses .    2,385       1,879
                                                            ------      ------
Noninterest income:
  Service charges .......................................      405         287
  Other operating income ................................      252         875
  Realized gain on available-for-sale securities ........        5        --
  Realized gain on held-to-maturity securities ..........     --          --
                                                            ------      ------
    Total noninterest income ............................      662       1,162
                                                            ------      ------
Noninterest expense:
  Employee compensation and benefits ....................    1,268       1,082
  Net bank premises expense .............................      309         286
  Other operating expenses ..............................      650         658
                                                            ------      ------
    Total noninterest expenses ..........................    2,227       2,026
                                                            ------      ------
    Earnings before income taxes ........................      820       1,015
Provision for income taxes ..............................      165         295
                                                            ------      ------
    Net earnings available to common shareholders .......   $  655      $  720
                                                            ======      ======
    Basic earnings per common share .....................   $ 0.23      $ 0.28
                                                            ======      ======
    Diluted earnings per common share ...................   $ 0.23      $ 0.28
                                                            ======      ======


See accompanying Notes to Interim Consolidated Financial Statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             ACCUMULATED
                                                                                               OTHER                    TOTAL
                                                                                               COMPRE-      COMMON      SHARE-
                                         PREFERRED      COMMON    ADDITIONAL     RETAINED      HENSIVE     STOCK IN     HOLDERS'
                                           STOCK        STOCK       CAPITAL      EARNINGS      INCOME      TREASURY     EQUITY
                                         ----------    --------   ----------    ---------    -----------  ----------   ---------
Balance at January 1, 1997 ..........     $    827     $  2,548    $  5,396     $  7,480     $     19     $    (20)    $ 16,250
Sale of treasury stock ..............         --           --          --           --           --             20           20
Dividends
    Preferred - $0.45 per share .....         --           --          --            (74)        --           --            (74)
    Common - $0.22 per share ........         --           --          --           (566)        --           --           (566)
Net change in unrealized gain
    on available-for-sale
    securities, net of tax of $114 ..         --           --          --           --            223         --            223
Net earnings for the year ...........         --           --          --          2,400         --           --          2,400
                                          --------     --------    --------     --------     --------     --------     --------

Balance at December 31, 1997 ........     $    827     $  2,548    $  5,396     $  9,240     $    242     $   --       $ 18,253
Purchase of treasury stock ..........         --           --          --           --           --             (2)          (2)
Sale of treasury stock ..............         --           --          --           --           --              2            2
Purchase of preferred stock .........         (827)        --          --           --           --           --           (827)
Sale of common stock ................         --            350       4,098         --           --           --          4,448
Dividends
    Preferred - $0.23 per share .....         --           --          --            (37)        --           --            (37)
    Common - $0.24 per share ........         --           --          --           (696)        --           --           (696)
Net change in unrealized gain
    on available-for-sale
    securities, net of tax of $10 ...         --           --          --           --            (19)        --            (19)
Net earnings ........................         --           --          --          2,674         --           --          2,674
                                          --------     --------    --------     --------     --------     --------     --------
Balance at December 31, 1998 ........     $   --       $  2,898    $  9,494     $ 11,181     $    223     $   --       $ 23,796
                                          ========     ========    ========     ========     ========     ========     ========

Purchase of treasury stock ..........         --           --          --           --           --           --           --
Sale of treasury stock ..............         --           --          --           --           --           --           --
Purchase of preferred stock .........         --           --          --           --           --           --           --
Sale of common stock ................         --           --          --           --           --           --           --
Dividends
    Preferred - $0.00 per share .....         --           --          --           --           --           --           --
    Common - $0.00 per share ........         --           --          --           --           --           --           --
Rounding ............................         --           --          --              1         --           --              1
Net change in unrealized gain
    on available-for-sale
    securities, net of tax of
    $85(1) ..........................         --           --          --           --           (167)        --           (167)
Net earnings(1) .....................         --           --          --            655         --           --            655
                                          --------     --------    --------     --------     --------     --------     --------
Balance at March 31, 1999(1) ........     $   --       $  2,898    $  9,494     $ 11,837     $     56     $   --       $ 24,285
                                          ========     ========    ========     ========     ========     ========     ========


(1) Unaudited

      See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                       1999         1998
                                                                     --------     --------
Cash flows from operating activities:
    Net earnings ................................................    $    655     $    720
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
    Depreciation ................................................         160          136
    Amortization of premiums, net of (accretion) of
      discounts on securities ...................................          73           37
    Net realized (gain) on available-for-sale securities ........          (5)        --
    Provision for loan loss .....................................         105          370
    Gain on sale of premises, equipment and other real estate ...         (11)          (3)
    Write down of ORE and repossessed assets ....................        --             15
    Proceeds from sale of loans .................................        --          1,967
    Increase in accrued interest receivable and other assets ....        (142)        (343)
    (Decrease) increase in accrued interest and other liabilities         (90)         404
                                                                     --------     --------
         Net cash provided by operating activities ..............         745        3,303
Cash flows from investing activities:
    Purchases of held-to-maturity securities ....................        (708)        --
    Proceeds from sales, maturities and repayments of
      available-for-sale securities .............................       4,445        5,042
    Purchases of available-for-sale securities ..................      (2,627)      (2,434)
    Proceeds from maturities and repayments of held-to-maturity
      securities ................................................         593        2,925
    Net increase in loans .......................................     (11,219)      (7,638)
    Purchases of premises and equipment .........................        (588)        (139)
    Proceeds from sale of premises, equipment and other
      real estate ...............................................          31           19
    Net increase in federal funds sold ..........................      (3,615)      (5,175)
                                                                     --------     --------
         Net cash used by investing activities ..................     (13,688)      (7,400)
Cash flows from financing activities:
    Change in deposits ..........................................      11,385        2,197
    Repayment of borrowings .....................................         (69)        --
    Purchase of treasury stock ..................................        --             (2)
                                                                     --------     --------
         Net cash provided from financing activities ............      11,316        2,195
                                                                     --------     --------
         Net decrease in cash and cash equivalents ..............      (1,627)      (1,902)
Cash and cash equivalents at beginning of period ................      11,721        9,750
                                                                     --------     --------
Cash and cash equivalents at end of period ......................    $ 10,094     $  7,848
                                                                     ========     ========


      See accompanying Notes to Interim Consolidated Financial Statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                             1999       1998
                                                            ------     -----
Net earnings ............................................   $ 655      $ 720
Other comprehensive income, net of tax:

Unrealized (losses) gains on securities:
  Unrealized (losses) gains arising during the period ...    (167)         8
                                                            -----      -----
Comprehensive income ....................................   $ 488      $ 728
                                                            =====      =====


      See accompanying Notes to Interim Consolidated Financial Statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Guaranty Bancshares, Inc. ("the Company") and its wholly-owned subsidiary Guaranty Financial Corp., Inc. which wholly owns Guaranty Bank and one non-bank subsidiary, Guaranty Company. Guaranty Bank has two non-bank subsidiaries, Guaranty Leasing Company and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 1999. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)      INCOME PER COMMON SHARE

         Income per common share was computed based on the following:


                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                        1999          1998
                                                     ----------    ----------
Net earnings available to common shareholders .....  $      655    $      720

Weighted average common shares used in basic EPS ..   2,898,280     2,548,280
Potential dilutive common shares ..................        --            --
                                                     ----------    ----------
Weighted average common and potential dilutive
    common shares used in dilutive EPS ............   2,898,280     2,548,280
                                                     ==========    ==========
Basic earnings per common share ...................  $     0.23    $     0.28
                                                     ==========    ==========
Diluted earnings per common share .................  $     0.23    $     0.28
                                                     ==========    ==========

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 1999
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


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

         The tax effects for components of comprehensive income are as follows:


                                                             THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------------------------------------
                                                      1999                                   1998
                                       --------------------------------       --------------------------------
                                         BEFORE        TAX       NET OF         BEFORE        TAX       NET OF
                                           TAX     (EXPENSE)/      TAX            TAX     (EXPENSE)/      TAX
                                         AMOUNT      BENEFIT     AMOUNT         AMOUNT      BENEFIT     AMOUNT
                                       --------------------------------       --------------------------------
Unrealized (losses) gains on
 securities arising during the
 period.............................   $ (252)     $    85       $(167)         $   12      $   (4)     $    8
                                       --------------------------------       --------------------------------

Other comprehensive income..........   $ (252)     $    85       $(167)         $   12      $   (4)     $    8
                                       ================================       ================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Guaranty Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bank (the "Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through seven banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Deport, Paris, Talco and Texarkana. Certain of the matters discussed in this Form 10-Q, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expects," "estimates," "anticipates," "intends," "plans," "believes," "seek," "will," "would," "should," "projected," "contemplated" and similar expressions are intended to identify such forward-looking statements.

         The Company's actual results or experience may differ materially from the results anticipated in such forward-looking statements due to a variety of factors, including, but not limited to: (i) the effects of the Internal Revenue Service's examination regarding the Company's leveraged leasing transactions;
(ii) the effects of future economic conditions; (iii) governmental monetary and fiscal policies, as well as legislative and regulatory changes, (iv) the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (v) the effects of competition from other commercial banks, thrifts, mortgage banking firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market areas and elsewhere, including competitors offering banking products and services by mail, telephone, computer and the Internet; (vi) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities and that technological changes, including Year 2000 data systems compliance issues are more difficult or expensive than anticipated; and (vii) other uncertainties set forth in the Company's other public reports and filings and public statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

OVERVIEW

      Net earnings available to common shareholders for the three months ended March 31, 1999, were $655,000 or $0.23 per share compared to $720,000 or $0.28 per share for the three months ended March 31, 1998, a decrease of 9.0%. While aided by an increase in net interest income, due to a 11.4% growth in average earning assets, the decrease in net earnings was due in part to a gain on the sale of approximately $2.0 million in principal amount of mortgage loans that were originally purchased in 1991 at a discount from the Resolution Trust Corporation("RTC") recorded in March 1998. The Company sold the mortgage loans at par, which resulted in a gain of $444,000, net of $230,000 in taxes expensed as a result of the sale. The Company did not have a gain from the sale of loans in the first three months of 1999. The gain on the sale of the loans in 1998 was partially offset by an additional provision for loan losses of $340,000 in the first quarter of 1998. Accordingly, after giving effect to these transactions, core earnings available to common shareholders were $655,000 or $0.23 per share for the first three months of 1999 compared to $616,000 or $0.24 per share for the first three months of 1998, a 6.3% increase in net core earnings.

      The three month period ended March 31, 1999 showed steady growth. Total loans increased to $197.0 million at March 31, 1999, from $185.9 million at December 31, 1998, an increase of $11.1 million or 6.0%. Total assets were $284.5 million at March 31, 1999, compared with $272.9 million at December 31, 1998. The increase of $11.6 million in total assets resulted primarily from an increase in total deposits to $253.7 million at March 31, 1999, from $242.3 million at December 31, 1998, an increase of $11.4 million or 4.7%, and an increase in shareholders equity of $489,000. Common shareholders' equity was $24.3 million at March 31, 1999, compared with $23.8 million at December 31, 1998, an increase of $489,000 or 2.1%. This increase was due to net earnings for the period of $655,000 less a decrease in accumulated other comprehensive income of $167,000.

RESULTS OF OPERATIONS

Interest Income

      Interest income for the three months ended March 31, 1999, was $4.8 million, an increase of $282,000 or 6.3% from the three months ended March 31, 1998. The increase in interest income was due primarily to higher interest income on loans. Average loans were $190.7 million for the three months ended March 31, 1999, compared with $161.4 million for the three months ended March 31, 1998, an increase of $29.3 million or 18.2%. Internal growth accounted for all of the $29.3 million increase in average loans. Average securities were $51.2 million for the three months ended March 31, 1999, compared with $55.0 million for the three months ended March 31, 1998, a decrease of $3.8 million or 6.9%.

Interest Expense

      Interest expense on deposits and other interest-bearing liabilities was $2.3 million for the three months ended March 31, 1999, compared with $2.2 million for the three months ended March 31, 1998, an increase of $41,000 or 1.8%. The increase in interest expense was due primarily to an increase in average interest-bearing liabilities, to $205.6 million for the three months ended March 31, 1999, from $182.0 million for the three months ended March 31, 1998, an increase of $23.7 million or 13.0%. The increase is mitigated by a decrease in average interest rates from 4.97% in 1998 to 4.48% for the first three months in 1999.


Net Interest Income

      Net interest income was $2.5 million for the three months ended March 31, 1999, compared with $2.2 million for the three months ended March 31, 1998, an increase of $241,000 or 10.7%. The increase in net interest income resulted primarily from growth in average earning assets to $250.9 million for the three months ended March 31, 1999, from $225.3 million for the three months ended March 31 1998, an increase of $25.6 million or 11.4%.

      The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 1999 and 1998. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                       Three months ended March 31,
                                              --------------------------------------------------------------------------
                                                              1999                                      1998
                                              ----------------------------------      ----------------------------------
                                                 Average     Interest    Average         Average      Interest   Average
                                               Outstanding    Earned/    Yield/        Outstanding     Earned/    Yield/
                                                 Balance       Paid       Rate           Balance        Paid       Rate
                                              --------------------------------------------------------------------------
ASSETS:                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans:
      Commercial and industrial ............   $ 58,230    $   1,163      8.10%        $ 45,720    $     945       8.38%
      Real estate-mortgage and construction.    111,495        2,217      8.06           93,912        1,983       8.56
      Installment and other.................     20,989          501      9.68           21,743          519       9.68
   Securities ..............................     51,227          772      6.11           55,046          895       6.59
   Federal funds sold ......................      6,936           83      4.85            8,862          139       6.36
   Interest-bearing deposits in other
     financial institutions.................      1,980           27      5.53              ---          ---        ---
                                              ---------    ---------     -----        ---------    ---------      -----
     Total interest-earning assets..........    250,857    $   4,763      7.70%         225,283    $   4,481       8.07%
                                                           ---------     -----                     ---------      -----
   Less allowance for loan losses...........     (1,525)                                 (1,174)
                                              ---------                               ---------
     Total interest-earning assets,
            net of allowance................    249,332                                 224,109

Nonearning assets:
  Cash and due from banks...................      8,682                                   8,649
  Premises and equipment ...................      7,226                                   6,276
  Interest receivable and other assets......      9,321                                   6,419
  Other real estate owned...................        135                                     725
                                              ---------                               ---------
           Total assets ....................  $ 274,696                                $246,178
                                              =========                               =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      NOW, savings, and money market
        accounts ...........................  $  65,569    $     512      3.17%        $ 59,235    $    525        3.59%
      Time Deposits.........................    136,085        1,709      5.09          122,734       1,707        5.64
                                               --------    ---------     -----        ---------    --------       -----
           Total interest-bearing deposits..    201,654        2,221      4.47          181,969       2,232        4.97
      Other borrowed funds..................      3,995           52      5.28              ---         ---          --
                                               --------    ---------     -----        ---------    --------       -----

      Total interest-bearing liabilities....    205,649        2,273      4.48%         181,969       2,232        4.97%
                                                           ---------     -----                     --------       -----
Noninterest-bearing liabilities:
      Demand deposits ......................     42,249                                  42,347
      Accrued interest, taxes and other
        liabilities.........................      2,556                                   3,095
                                              ---------                               ---------
           Total liabilities ...............    250,454                                 227,411
Shareholders' equity .......................     24,242                                  18,767
                                              ---------                               ---------
           Total liabilities and
           shareholders' equity ............  $ 274,696                               $ 246,178
                                              =========                               =========
Net interest income ........................               $   2,490                              $   2,249
                                                           =========                              =========
Net interest spread ........................                              3.22%                                    3.10%
                                                                          ====                                     ====
Net interest margin ........................                              4.03%                                    4.05%
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


                                          THREE MONTHS ENDED MARCH 31,
                                         -------------------------------
                                                  1999 VS. 1998
                                         -------------------------------
                                         INCREASE (DECREASE)
                                               DUE TO
                                         -------------------
                                           VOLUME      RATE       TOTAL
                                          -------     -------     -------
                                             (Dollars in thousands)
Interest-earning assets:
   Loans ...............................  $   627    $ (193)     $  434
   Securities ..........................      (62)      (61)       (123)
   Federal funds sold ..................      (30)      (26)        (56)
   Interest-bearing deposits in other
      financial institutions ...........       27       --           27
                                          -------    ------      ------
        Total increase (decrease) in
         interest income................      562      (280)        282
                                          -------    ------      ------
Interest-bearing liabilities:
   NOW, savings and money market accounts      56       (69)        (13)
   Time Deposits........................      186      (184)          2
   Other borrowed funds.................       52       --           52
                                          -------    ------      ------
        Total increase (decrease) in
         interest expense...............      294      (253)         41
                                          -------    ------      ------
   Increase (decrease) in net interest
    income .............................  $   268    $  (27)     $  241
                                          =======    ======      ======

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

         Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 1999, the allowance for loan losses amounted to $1.6 million or 0.79% of total loans. The allowance for loan losses as a percentage of nonperforming loans was 128.61% at March 31, 1999.

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

      The provision for loan losses for the three months ended March 31, 1999, was $105,000 compared with $370,000 for the three months ended March 31, 1998. The first quarter 1998 provision included an extraordinary charge to the provision of $340,000 done in order to get the reserve for loan losses to a level management believed to be adequate based on loan growth, loan quality, prior charge-off experience and local economic conditions. The first quarter 1999 provision is deemed adequate by management based on a continued low net loan charge-off to average loans ratio of 0.03% as of March 31, 1999, and a low nonperforming assets to total loans and other real estate ratio of 0.69% as of March 31, 1999. For the three months ended March 31, 1999, net charge-offs were $57,000.

        Set forth below is an analysis of the allowance for loan losses for the three months ended March 31, 1999:


                                                               THREE MONTHS
                                                                  ENDED
                                                              MARCH 31, 1999
                                                              --------------
                                                               (Dollars in
                                                                thousands)

Average loans outstanding .................................      $ 190,714
                                                                 ---------
Gross loans outstanding at end of period ..................      $ 197,048
                                                                 ---------
Allowance for loan losses at beginning of period ..........          1,512
Provision for loan losses .................................            105
Charge-offs:
    Commercial and industrial .............................             (4)
    Real estate ...........................................           --
    Consumer ..............................................            (73)
Recoveries:
    Commercial and industrial .............................              9
    Real estate ...........................................              1
    Consumer ..............................................             10
                                                                 ---------
Net loan (charge-offs) recoveries .........................            (57)
                                                                 ---------
Allowance for loan losses at end of period ................      $   1,560
                                                                 =========

Ratio of allowance to end of period loans .................           0.79%
Ratio of net charge-offs to average loans .................           0.03%
Ratio of allowance to end of period nonperforming loans ...         128.61%


Noninterest Income

         The Company's primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Excluding a $674,000 nonrecurring gain from the sale of loans in March 1998, noninterest income for the quarter ended March 31, 1999 increased to $662,000 from $488,000 for the quarter ended March 31, 1998, an increase of $174,000 or 35.7%. The gain on sale of loans was recorded in March 1998, when the Company sold approximately $2.0 million of loans originally purchased at a discount in June 1991 from the RTC. The following table presents, for the periods indicated, the major categories of noninterest income:


                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                    ------------------
                                                     1999        1998
                                                    -------     ------
                                                  (Dollars in thousands)

Service charges on deposit accounts ................ $  405     $  287
Fee income..........................................    117        153
Fiduciary income ...................................     17         16
Gain on sale of loans...............................     --        674
Other noninterest income ...........................    118         32
Realized gain on securities ........................      5         --
                                                     ------     ------
    Total noninterest income ....................... $  662     $1,162
                                                     ======     ======

      After excluding the nonrecurring gain on the sale of loans, the increase in noninterest income from March 31, 1998 to March 31, 1999, resulted primarily from an increase in service charges on deposit accounts and fee income due to an increase in the number of deposit accounts. Additionally, the Company's increased emphasis on fee based services resulted in greater income from check cashing, ATM fees, appraisal fees and wire transfer fees.

Noninterest Expenses

      Noninterest expenses totaled $2.2 million for the three months ended March 31, 1999 compared with $2.0 million for the three months ended March 31, 1998, an increase of $201,000 or 9.9%. The following table presents, for the periods indicated, the major categories of noninterest expenses:



                                                    THREE MONTHS ENDED
                                                        MARCH  31,
                                                   -------------------
                                                     1999       1998
                                                   -------     -------
                                                  (Dollars in thousands)

Employee compensation and benefits ...             $ 1,268     $ 1,082
                                                   -------     -------
Non-staff expenses:
    Net bank premises expense ........                 309         286
    Office and computer supplies......                  51          60
    Legal and professional fees.......                 101         102
    Advertising.......................                  42          53
    Postage ..........................                  34          31
    FDIC insurance ...................                   7           6
    Other ............................                 415         406
                                                   -------     -------
         Total non-staff expenses ....                 959         944
                                                   -------     -------
         Total noninterest expenses ..             $ 2,227     $ 2,026
                                                   =======     =======

      Employee compensation and benefits expense for the three months ended March 31, 1999, was $1.3 million, an increase of $186,000 or 17.2% over the $1.1 million for the same period in 1998. The increase was due primarily to normal salary increases and additional staff placement in the Texarkana, Mt. Pleasant and Paris locations to handle customer growth. The Company has hired and begun training staff for its new Pittsburg, Texas location scheduled to open in May 1999 (See "--Subsequent Events"). The number of full-time equivalent employees was 135.5 at March 31, 1999, compared with 124.5 at March 31, 1998, an increase of 8.8%.

      Non-staff expenses were $959,000 for the three months ended March 31, 1999, compared with $944,000 for the same period in 1998, an increase of $15,000 or 1.6%. Net bank premises expense increased $23,000 or 8.0% to $309,000.

      Other non-staff expenses include director fees, insurance, franchise tax, telephone expense and other miscellaneous expenses, the combination of which increased $9,000 or 2.2% to $415,000 as of March 31, 1999.

Income Taxes

         Income tax expense decreased approximately $130,000 to $165,000 for the three months ended March 31, 1999 from $295,000 for the same period in 1998. The decrease was primarily attributable to the gain on sale of loans the Company recorded in 1998 of $674,000 creating an additional tax expense during that period of approximately $230,000. The Company did not have a gain from the sale of loans in the first quarter of 1999.


FINANCIAL CONDITION

Loan Portfolio

         Total loans were $197.0 million at March 31, 1999, an increase of $11.1 million or 6.0% from $185.9 million at December 31, 1998. Loan growth occurred primarily in 1 to 4 family residential loans, commercial mortgage loans and commercial loans. Loans comprised 75.2% of total earning assets at March 31, 1999 compared with 74.5% at December 31, 1998.

         The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 1999, and December 31, 1998:


                                                MARCH 31,1999            DECEMBER 31, 1998
                                           -----------------------   ------------------------
                                            AMOUNT        PERCENT      AMOUNT       PERCENT
                                           --------     ----------   ----------   -----------
                                                       (Dollars in thousands)
Commercial and industrial .............    $ 60,508        30.71%     $ 59,241        31.86%
Real estate:
      Construction and land development       3,538         1.80         3,130         1.68
      1-4 family residential ..........      55,591        28.21        48,376        26.02
      Commercial mortgages ............      49,905        25.32        47,977        25.81
      Farmland ........................       7,823         3.97         7,258         3.90
      Multi-family residential ........       1,202         0.61           844         0.45
Consumer ..............................      18,481         9.38        19,060        10.28
                                           --------       ------      --------       ------
           Total loans ................    $197,048       100.00%     $185,886       100.00%
                                           ========       ======      ========       ======


NONPERFORMING ASSETS

         Nonperforming assets were $1.4 million at March 31, 1999 compared with $1.3 million at December 31, 1998, reflecting continued strong asset quality. The ratio of nonperforming assets to total loans and other real estate was 0.69% and 0.67% at March 31, 1999, and December 31, 1998, respectively.

         The following table presents information regarding nonperforming assets as of the dates indicated:


                                                    MARCH 31,  DECEMBER 31,
                                                      1999         1998
                                                   ----------  ------------
                                                  (Dollars in thousands)

Nonaccrual loans ..............................      $  361       $  290
Accruing loans 90 or more days past due .......         852       $  866
                                                     ------       ------
Total nonperforming loans......................       1,213        1,156
Other real estate .............................         144           97
                                                     ------       ------
Total nonperforming assets.....................      $1,357       $1,253
                                                     ======       ======

SECURITIES

         Securities totaled $49.3 million at March 31, 1999, a decline of $2.1 million from $51.4 million at December 31, 1998. The decline occurred as maturing securities were used to fund loans. At March 31, 1999, securities represented 17.3% of total assets compared with 18.8% of total assets at December 31, 1998. The yield on average securities for the three months ended March 31, 1999, was 6.11% compared with 6.59% for the same period in 1998. At March 31, 1999, securities included $1.1 million in U.S. Treasury securities, $27.1 million in U.S. Government securities, $17.6 million in mortgage-backed securities, $1.1 million in equity securities and $2.4 million in municipal securities. The average life of the securities portfolio at March 31, 1999, was approximately two years and six months.

PREMISES AND EQUIPMENT

         Premises and equipment totaled $7.5 million at March 31, 1999 and $7.0 million at December 31, 1998. The net change shows an increase of $428,000 or 6.1%, in fixed assets. The increase is primarily due to the purchase of land in Pittsburg, Texas for a new full-service bank to open in May 1999 (See "--Subsequent Events").

OTHER ASSETS

       On July 1, 1998, the Company invested $3.1 million in single insurance premium policies. Such policies insured the lives of certain key senior officers. As of March 31, 1999, the net surrender values of these policies totaled $3.2 million.

DEPOSITS

         At March 31, 1999, demand, money market and savings deposits accounted for approximately 45.9% of total deposits, while certificates of deposit made up 54.1% of total deposits. Noninterest-bearing demand deposits totaled $43.1 million or 17.0% of total deposits at March 31, 1999, compared with $47.4 million or 19.5% of total deposits at December 31, 1998. The average cost of deposits, including noninterest-bearing demand deposits, was 3.69% for the three months ended March 31, 1999 compared with 4.04% for the same period in 1998. The decrease in the average cost of deposits was primarily due to the lower interest rate environment during the first quarter 1999 compared to the same period in 1998.

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

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $745,000 and $3.3 million for the three months ended March 31, 1999 and 1998, respectively. The decrease was due primarily to the proceeds from the sale of loans in the first quarter 1998 of $2.0 million. The Company did not have any sale of loans in the first quarter of 1999.

         Net cash (used) by investing activities was $(13.7) million and $(7.4) million for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999, the Company funded more loans than it did in the three months ended March 31, 1998.

         Net cash provided by financing activities was $11.3 million and $2.2 million for the three months ended March 31, 1999 and 1998, respectively. The difference was due primarily to a larger net increase in deposits of $11.4 in 1999 as compared to a net increase of $2.2 million in 1998.

CAPITAL RESOURCES

         Total shareholders' equity as of March 31, 1999, was $24.3 million, an increase of $489,000 or 2.1% compared with shareholders' equity of $23.8 million at December 31, 1998. The increase was due to net earnings for the period of $655,000 offset by the decrease in accumulated other comprehensive income of $167,000.

      Both the Board of Governors of the Federal Reserve System ("Federal Reserve"), with respect to the Company, and the Federal Deposit Insurance Corporation, with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. The Company's risk-based capital ratios remain above the levels required for the Company to be designated as "well capitalized" on March 31, 1999, with Tier 1 capital, total risk-based capital and leverage capital ratios of 12.02%, 12.80% and 8.76%, respectively. The Bank's risk-based capital ratios remain above the levels required for the Bank to be designated as "well capitalized" on March 31, 1999, with Tier-1 capital, total risk-based capital and leverage capital ratios of 11.46%, 12.24% and 8.36%, respectively.

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

      STATE OF READINESS. The Company formally initiated its Year 2000 project and plan in August 1997 to insure that its operational and financial systems will not be adversely affected by Year 2000 problems. The Company has formed a Year 2000 project team, and the Board of Directors and management are supporting all compliance efforts and allocating the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could be affected by the Year 2000 date change has been developed, verified and categorized as to their importance to the Company and an assessment of all mission critical IT and mission critical non-IT systems has been completed. This assessment involved inputting test data which simulates the Year 2000 date change into such IT systems and reviewing the system output for accuracy. The Company's assessment of mission critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believes that none of its mission critical non-IT systems are date dependent. The software for the Company's systems is provided through service bureaus and software vendors. The Company has contacted all of its third party vendors and software providers and is requiring them to demonstrate and represent that the products provided are or will be Year 2000 compliant and has planned a program of testing compliance. The Company's item processing software provider, which performs substantially all of the Company's data processing functions, has stated that its software is Year 2000 compliant and pursuant to applicable regulatory guidelines the Company is currently producing testing scenarios to verify this assertion. In addition, the Company's compliance efforts regarding Year 2000 issues were reviewed by the FDIC in January 1999.

      Except as discussed above, the Company has completed the following phases of its Year 2000 plan: (i) recognizing Year 2000 issues and (ii) assessing the impact of Year 2000 issues on the Company's mission critical systems. The Company is in the process of upgrading, testing and implementing the mission-critical systems for Year 2000 compliance.

      COSTS OF COMPLIANCE. Management does not expect that the cost of bringing the Company's systems into Year 2000 compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has budgeted $50,000 to address Year 2000 issues. As of March 31, 1999, the Company has not incurred any significant costs in relation to Year 2000. The largest potential risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance, including the timetable for achieving compliance.

      RISKS RELATED TO THIRD PARTIES. The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar depositors (aggregate deposits over $100,000) and loan customers ($150,000 or more) and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers are likely to be affected by Year 2000 issues. In addition, corporate borrowers have been contacted and assessed by their respective lending officers and scored on a scale of one, two or three, with three being the least affected by Year 2000 issues. A corporate borrower which received a rating of one or two was subsequently contacted to assess Year 2000 readiness efforts. To the extent a problem is identified with respect to a customer, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects borrowers, the Company may be required to charge-off the loan to such borrowers. For a discussion of possible effects of such charge-offs, see "Contingency Plans" below. In the event that Year 2000 noncompliance causes depositors to withdraw funds, the Company plans to maintain additional cash on hand. The Company relies on the Federal Reserve for electronic fund transfers and check clearing and understands that the Federal Reserve has certified its systems to be Year 2000 compliant and continues to test product upgrades. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company.

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

SUBSEQUENT EVENTS

      On April 9, 1999 the Company received approval from the Texas Department of Banking and the Federal Deposit Insurance Corporation to open a new full-service banking facility in Pittsburg, Texas. Property was purchased and the bank is scheduled to open in temporary quarters in May 1999.

      On April 16, 1999 the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with First American Financial Corporation("First American") whereby First American will merge into the Company. First American is headquartered in Sulphur Springs, Texas, is the parent company for First American Bank, N.A. and First American Mortgage Company and operates banks in the communities of Sulphur Springs and Commerce, Texas. The Merger Agreement, which is subject to the approval of the shareholders of First American and various regulatory authorities, provides for the aggregate consideration of $6.9 million in the Company's Common Stock and cash in exchange for all of the outstanding shares of First American's stock. It is anticipated that the transaction will be complete in the third quarter of 1999. At March 31, 1999, First American had $69.2 million in total assets, $39.8 million in loans and $57.0 million in deposits.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      There have been no material changes in the market risk information disclosed in the Company's Form 10-K for the year ended December 31, 1998. See Form 10-K, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Liquidity."

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

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is filed with this report:

              Exhibit 27.   Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GUARANTY BANCSHARES, INC.
                                         (Registrant)



Date:  May 12, 1999                By: /s/ ARTHUR B. SCHARLACH
                                       Arthur B. Scharlach
                                       President
                                       (Principal Executive Officer)



Date:  May 12, 1999                By: /s/ CLIFTON A. PAYNE
                                       Clifton A. Payne
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                              INDEX TO EXHIBITS


Exhibit
Number                                     Description
-------                                    -----------
  27                                   Financial Data Schedule