Form 10-Q
period 1999-06-30
GUARANTY BANCSHARES INC /TX/
filed 1999-08-16
CIK 1058867

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [ ] No

As of August 10, 1999, there were 2,898,280 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                    GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                                INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
                                                                            PAGE
Item 1.  Financial Statements
         Consolidated Balance Sheets as of June 30, 1999 (unaudited)
           and December 31, 1998 ..............................................2
         Consolidated Statements of Earnings for the Six Months
           and Three Months Ended June 30, 1999 and 1998   (unaudited).........3
         Consolidated Statement of Changes in Shareholders' Equity.............4
         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 1999 and 1998 (unaudited) ...........................5
         Consolidated Statements of Comprehensive Income for
           the Six Months and Three Months Ended June 30, 1999
           and 1998 (unaudited) ...............................................6
         Notes to Interim Consolidated Financial Statements....................7
Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations......................9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........21


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................22
Item 2.  Changes in Securities and Use of Proceeds............................22
Item 3.  Defaults upon Senior Securities .....................................22
Item 4.  Submission of Matters to a Vote of Security Holders..................22
Item 5.  Other Information....................................................22
Item 6.  Exhibits and Reports on Form 8-K.....................................22
Signatures....................................................................23

                         PART I - FINANCIAL INFORMATION

                           ITEM 1. FINANCIAL STATEMENTS

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                           JUNE 30,   DEC. 31,
                                                             1999       1998
                                                          ---------- ----------
                                                          (UNAUDITED)
                         ASSETS

Cash and due from banks ...............................    $ 13,501     $ 11,721
Federal funds sold ....................................      10,410       10,090
Securities:
   Available-for-sale .................................      42,025       44,305
   Held-to-maturity ...................................       7,313        7,062
                                                           --------     --------
      Total securities ................................      49,338       51,367
                                                           --------     --------
Loans, net of allowance for loan losses of $1,567 and
  $1,512 ................................................   202,085      184,374
Premises and equipment, net ...........................       7,656        7,032
Accrued interest receivable ...........................       2,443        2,331
Other assets ..........................................       6,351        5,991
                                                           --------     --------
      Total assets ....................................    $291,784     $272,906
                                                           ========     ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
 Deposits:
    Noninterest-bearing ...............................   $  53,865    $  47,360
    Interest-bearing ...................................    207,324      194,965
                                                           --------     --------
      Total deposits ..................................     261,189      242,325
                                                           --------     --------
Borrowed funds ........................................       3,841        3,980
Other liabilities .....................................       2,636        2,805
                                                           --------     --------
      Total liabilities ...............................     267,666      249,110
                                                           --------     --------
Shareholders' equity:
   Common stock .......................................       2,898        2,898
   Additional capital .................................       9,494        9,494
   Retained earnings ..................................      12,047       11,181
   Accumulated other comprehensive income .............        (205)         223
                                                           --------     --------
                                                             24,234       23,796
Less common stock held in treasury-at cost ............         116         --
                                                           --------     --------
   Total shareholders' equity .........................      24,118       23,796
                                                           --------     --------
   Total liabilities and shareholders' equity .........    $291,784     $272,906
                                                           ========     ========

      See accompanying Notes to Interim Consolidated Financial Statements.

                      GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF EARNINGS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30,            JUNE 30,
                                                     ------------------    ----------------
                                                        1999      1998      1999     1998
                                                     --------    -------   ------   -------
Interest income:
   Loans ..........................................    $3,933    $3,549    $7,814    $6,996
   Securities .....................................       711       809     1,483     1,704
   Federal funds sold and other
     temporary investments ........................       150       203       260       342
                                                      -------    ------    ------    ------
      Total interest income .......................     4,794     4,561     9,557     9,042
Interest expense ..................................     2,345     2,237     4,618     4,469
                                                      -------    ------    ------    ------
      Net interest income .........................     2,449     2,324     4,939     4,573
        Provision for loan losses .................        70        60       175       430
                                                      -------    ------    ------    ------
      Net interest income after
        provision for loan losses .................     2,379     2,264     4,764     4,143
Noninterest income:
   Service charges ................................       435       295       840       582
   Other operating income .........................       213       171       465     1,046
   Realized gain on
     available-for-sale securities ................         7      --          12      --
                                                      -------    ------    ------    ------
      Total noninterest income ....................       655       466     1,317     1,628
                                                      -------    ------    ------    ------
Noninterest expense:
   Employee compensation and benefits .............     1,226     1,059     2,494     2,141
   Net bank premises expense ......................       333       297       642       583
   Other operating expenses .......................       738       832     1,388     1,490
                                                      -------    ------    ------    ------
      Total noninterest expenses ..................     2,297     2,188     4,524     4,214
                                                      -------    ------    ------    ------
      Earnings before income taxes ................       737       542     1,557     1,557
Provision for income taxes ........................       180        75       345       370
                                                      -------    ------    ------    ------
      Net earnings before preferred
        stock dividends ...........................       557       467     1,212     1,187
      Preferred stock dividends ...................      --          37      --          37
                                                      -------    ------    ------    ------
      Net earnings available to common shareholders   $   557    $  430    $1,212    $1,150
                                                      =======    ======    ======    ======

      Basic earnings per common share .............    $ 0.19    $ 0.15    $ 0.42    $ 0.43
                                                      =======    ======    ======    ======
      Diluted earnings per common share ...........    $ 0.19    $ 0.15    $ 0.42    $ 0.43
                                                      =======    ======    ======    ======

See accompanying Notes to Interim Consolidated Financial Statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  ACCUMULATED
                                                                                                     OTHER                  TOTAL
                                                                                                    COMPRE-      COMMON     SHARE-
                                                       PREFERRED  COMMON  ADDITIONAL   RETAINED     HENSIVE     STOCK IN   HOLDERS'
                                                         STOCK    STOCK    CAPITAL     EARNINGS      INCOME     TREASURY    EQUITY
                                                       ---------  ------  ----------   --------   -----------   --------   --------
Balance at January 1, 1997 ..........................  $     827  $2,548  $    5,396   $  7,480   $        19   $    (20)  $ 16,250
                                                       ---------  ------  ----------   --------   -----------   --------   --------
Net earnings for the year 1997 ......................         --      --          --      2,400            --         --      2,400
Accumulated other comprehensive
     income -- net change in unrealized
     gain (loss) on available-for-sale
     securities, net of tax of $114 .................         --      --          --         --           223         --        223
                                                       ---------  ------  ----------   --------   -----------   --------   --------
Total comprehensive income ..........................         --      --          --      2,400           223         --      2,623
Sale of Treasury Stock ..............................         --      --          --         --            --         20         20
Dividends
     Preferred - $0.45 per share ....................         --      --          --        (74)           --         --        (74)
     Common - $0.22 per share .......................         --      --          --       (566)           --         --       (566)
                                                       ---------  ------  ----------   --------   -----------   --------   --------
Balance at December 31, 1997 ........................        827   2,548       5,396      9,240           242         --     18,253
                                                       ---------  ------  ----------   --------   -----------   --------
Net earnings for the year 1998 ......................         --      --          --      2,674            --         --      2,674
Accumulated other comprehensive
     income -- net change in unrealized
     gain (loss) on available-for-sale
     securities, net of tax of $10 ..................         --      --          --         --           (19)        --        (19)
                                                       ---------  ------  ----------   --------   -----------   --------   --------
Total comprehensive income ..........................         --      --          --      2,674           (19)        --      2,655
Purchase of Treasury Stock ..........................         --      --          --         --            --         (2)        (2)
Sale of Treasury Stock ..............................         --      --          --         --            --          2          2
Redemption of Preferred Stock .......................       (827)     --          --         --            --         --       (827)
Sale of Common Stock ................................         --     350       4,098         --            --         --      4,448
Dividends
     Preferred - $0.23 per share ....................                 --          --      - (37)           --         --        (37)
     Common - $0.24 per share .......................         --      --          --       (696)           --         --       (696)
                                                       ---------  ------  ----------   --------   -----------   --------   --------
Balance at December 31, 1998 ........................  $      --  $2,898  $    9,494   $ 11,181   $       223   $     --   $ 23,796
                                                       =========  ======  ==========   ========   ===========   ========   ========
Net earnings for the six months
     ended June 30, 1999 ............................         --      --          --      1,212            --         --      1,212
Accumulated other comprehensive
     income -- net change in unrealized
     gain (loss) on available-for-sale
     securities, net of tax of $220 .................         --      --          --         --          (428)        --       (428)
                                                       ---------  ------  ----------   --------   -----------   --------   --------
Total comprehensive income ..........................         --      --          --      1,212          (428)        --        784
Purchase of Treasury Stock ..........................         --      --          --         --            --       (116)      (116)
Sale of Treasury Stock ..............................         --      --          --         --            --         --         --
Redemption of Preferred Stock .......................         --      --          --         --            --         --         --
Sale of Common Stock ................................         --      --          --         --            --         --         --
Dividends
     Preferred - $0.00 per share ....................         --      --          --         --            --         --         --
     Common - $0.12 per share .......................         --      --          --       (346)           --         --       (346)
                                                       ---------  ------  ----------   --------   -----------   --------   --------

Balance at June 30, 1999 (1) ........................  $      --  $2,898  $    9,494   $ 12,047   $      (205)  $   (116)  $ 24,118
                                                       =========  ======  ==========   ========   ===========   ========   ========

(1) Unaudited
      See accompanying Notes to Interim Consolidated Financial Statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                                   ----------------
                                                                                    1999       1998
                                                                                   -------    ------
Cash flows from operating activities:
  Net earnings ..................................................................  $ 1,212    $1,187
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
  Depreciation ..................................................................      326       272
  Amortization of premiums, net of (accretion) of discounts on securities .......      140        85
  Net realized gain on available-for-sale securities ............................      (12)     --
  Provision for loan loss .......................................................      175       430
  Gain on sale of premises, equipment and other real estate .....................      (11)      (35)
  Write down of ORE and repossessed assets ......................................     --          15
  Proceeds from sale of loans ...................................................     --       1,967
  Increase in accrued interest receivable and other assets ......................     (427)   (3,944)
  (Decrease) increase in accrued interest and other liabilities .................      (55)      696
                                                                                   -------    ------
    Net cash provided by operating activities ...................................    1,348       673
Cash flows from investing activities:
  Purchases of held-to-maturity securities ......................................   (1,253)     --
  Proceeds from sales, maturities and repayments of available-for-sale securities    9,628     7,424
  Purchases of available-for-sale securities ....................................   (8,115)   (3,408)
  Proceeds from maturities and repayments of held-to-maturity securities ........      994     4,574
  Net increase in loans .........................................................  (17,886)  (14,596)
  Purchases of premises and equipment ...........................................     (950)     (575)
  Proceeds from sale of premises, equipment and other real estate ...............       71       477
  Net increase in federal funds sold ............................................     (320)   (4,045)
                                                                                   -------    ------
    Net cash used by investing activities .......................................  (17,831)  (10,149)
Cash flows from financing activities:
  Change in deposits ............................................................   18,864     5,322
  Repayment of borrowings .......................................................     (139)     --
  Purchase of treasury stock ....................................................     (116)       (2)
  Dividends paid ................................................................     (346)     (356)
  Redemption of preferred stock .................................................     --        (827)
  Sale of common stock ..........................................................     --       4,468
                                                                                   -------    ------
     Net cash provided from financing activities ................................   18,263     8,605
                                                                                   -------    ------
     Net increase (decrease) in cash and cash equivalents .......................    1,780      (871)
Cash and cash equivalents at beginning of period ................................   11,721     9,750
                                                                                   -------    ------
Cash and cash equivalents at end of period ......................................  $13,501    $8,879
                                                                                   =======    ======

            See accompanying Notes to Interim Consolidated Financial Statements.

                    GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                  THREE MONTHS         SIX MONTHS
                                                 ENDED JUNE 30,       ENDED JUNE 30,
                                                -----------------   -----------------
                                                 1999      1998       1999     1998
                                                -------   -------   -------   -------
Net Earnings .................................  $   557   $   467   $ 1,212   $ 1,187
Other comprehensive income, net of tax:
Unrealized losses on securities:
   Unrealized losses arising during the period     (261)      (15)     (428)       (7)
                                                -------   -------   -------   -------
Comprehensive income .........................  $   296   $   452   $   784   $ 1,180
                                                =======   =======   =======   =======

  See accompanying Notes to Interim Consolidated Financial Statements.

                    GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Guaranty Bancshares, Inc. ("the Company") and its wholly-owned subsidiary Guaranty Financial Corp., Inc., which wholly owns Guaranty Bank, and one non-bank subsidiary, Guaranty Company. Guaranty Bank has two non-bank subsidiaries, Guaranty Leasing Company and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 1999. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)      INCOME PER COMMON SHARE

         Income per common share was computed based on the following:

                                                            THREE MONTHS                  SIX MONTHS
                                                           ENDED JUNE 30,                ENDED JUNE 30,
                                                      ------------------------      ------------------------
                                                        1999           1998           1999           1998
                                                      ---------      ---------      ---------      ---------
Net earnings available to common shareholders ..      $     557      $     430      $   1,212      $   1,150
Weighted average common shares used in basic EPS      2,898,280      2,898,280      2,898,280      2,664,947
Potential dilutive common shares ...............           --             --             --             --
                                                      ---------      ---------      ---------      ---------
Weighted average common and potential dilutive
  common shares used in dilutive EPS ...........      2,898,280      2,781,613      2,898,280      2,664,947
                                                      =========      =========      =========      =========

Basic earnings per common share ................      $    0.19      $    0.15      $    0.42      $    0.43
                                                      =========      =========      =========      =========
Diluted earnings per common share ..............      $    0.19      $    0.15      $    0.42      $    0.43
                                                      =========      =========      =========      =========

                    GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 1999
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(3)        COMPREHENSIVE INCOME

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

           The tax effects for components of comprehensive income are as follows:

                                                                  THREE MONTHS ENDED JUNE 30,
                                           --------------------------------------------------------------------
                                                         1999                                  1998
                                           --------------------------------    --------------------------------
                                            BEFORE        TAX       NET OF      BEFORE        TAX       NET OF
                                             TAX       (EXPENSE)     TAX         TAX       (EXPENSE)     TAX
                                            AMOUNT      BENEFIT     AMOUNT      AMOUNT      BENEFIT     AMOUNT
                                           --------    ---------   --------    --------    ---------   --------
Unrealized losses on securities
  arising during the period ............   $   (396)   $     135   $   (261)   $    (22)   $       7   $    (15)
                                           --------    ---------   --------    --------    ---------   --------
Other Comprehensive income .............   $   (396)   $     135   $   (261)   $    (22)   $       7   $    (15)
                                           ========    =========   ========    ========    =========   ========

                                                                    SIX MONTHS ENDED JUNE 30,
                                           --------------------------------------------------------------------
                                                         1999                                  1998
                                           --------------------------------    --------------------------------
                                            BEFORE        TAX       NET OF      BEFORE        TAX       NET OF
                                             TAX       (EXPENSE)     TAX         TAX       (EXPENSE)     TAX
                                            AMOUNT      BENEFIT     AMOUNT      AMOUNT      BENEFIT     AMOUNT
                                           --------    ---------   --------    --------    ---------   --------
Unrealized losses on securities
  arising during the period ............   $   (648)   $     220   $   (428)  $     (10)   $       3   $     (7)
                                           --------    ---------   --------    --------    ---------   --------

Other Comprehensive income .............   $   (648)   $     220   $   (428)   $    (10)   $       3   $     (7)
                                           ========    =========   ========    ========    =========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Guaranty Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bank (the "Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through seven banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Deport, Paris, Talco and Texarkana. Certain of the matters discussed in this Form 10-Q, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expects," "estimates," "anticipates," "intends," "plans," "believes," "seek," "will," "would," "should," "projected," "contemplated," and similar expressions are intended to identify such forward-looking statements.

      The Company's actual results or experience may differ materially from the results anticipated in such forward-looking statements due to a variety of factors, including, but not limited to: (i) the effects of the Internal Revenue Service's examination regarding the Company's leveraged leasing transactions;
(ii) the effects of future economic conditions; (iii) governmental monetary and fiscal policies, as well as legislative and regulatory changes, (iv) the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (v) the effects of competition from other commercial banks, thrifts, mortgage banking firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market areas and elsewhere, including competitors offering banking products and services by mail, telephone, computer and the Internet; (vi) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; (vii) that technological changes, including Year 2000 data systems compliance issues, are more difficult or expensive than anticipated, and (viii) other uncertainties set forth in the Company's other public reports and filings and public statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

OVERVIEW

      Net earnings available to common shareholders for the six months ended June 30, 1999, were $1.2 million or $0.42 per share compared to $1.2 million or $0.43 per share for the six months ended June 30, 1998. The increase in net earnings was due primarily to an increase in net interest income of $366,000 or 8.0%, a decrease in provision for loan losses of $255,000 or 59.3% offset by a decrease in noninterest income of $311,000 or 19.1% and an increase in noninterest expense of $310,000 or 7.4%. The variances were due in part to a gain on sale of approximately $2.0 million in principal amount of mortgage loans that were originally purchased in 1991 at a discount from the Resolution Trust Corporation ("RTC") in March 1998. The Company sold the mortgage loans at par, which resulted in a gain of $444,000, net of $230,000 in taxes expensed as a result of the sale. The Company did not have a gain from the sale of loans in the first six months of 1999. The gain on the sale of loans in 1998 was partially offset by an additional provision for loan losses of $340,000 in March of 1998. Net earnings available to common shareholders for the three months ended June 30, 1999 were $557,000 or $0.19 per share compared to $430,000 or $0.15 per share for the three months ended June 30, 1998, a 29.5% increase.

      The six-month period ended June 30, 1999 showed steady growth. Total loans increased to $203.7 million at June 30, 1999, from $185.9 million at December 31, 1998, an increase of $17.8 million or 9.6%. Total assets were $291.8 million at June 30, 1999, compared with $272.9 million at December 31, 1998. The increase of $18.9 million in total assets resulted primarily from an increase in total deposits to $261.2 million at June 30, 1999, from $242.3 million at December 31, 1998, an increase of $18.9 million or 7.8%, and an increase in shareholders equity of $322,000. Common shareholders' equity was $24.1 million at June 30, 1999, compared with $23.8 million at December 31, 1998, an increase of $322,000 or 1.4%. This increase was due to net earnings for the period of $1.2 million less a decrease in accumulated other comprehensive income of $428,000, dividends paid on common stock of $346,000 and the purchase of treasury stock of $116,000.

      On April 23, 1999 the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with First American Financial Corporation ("First American") whereby First American will merge into the Company (the "Merger"). First American, headquartered in Sulphur Springs, Texas, is the parent company for First American Bank, N.A. and First American Mortgage Company and operates banks in the communities of Sulphur Springs and Commerce, Texas. The Merger Agreement, which is subject to the approval of the shareholders of First American and various regulatory authorities, provides for aggregate consideration of $6.9 million in the Company's Common Stock and cash in exchange for all of the outstanding shares of First American's stock. A total of 351,750 shares of the Company's Common Stock will be issued in the transaction. The directors, executive officers and principal shareholders of First American who hold a total of 82.89% of the outstanding shares of First American have signed a Consent to Merger and Irrevocable Proxy pursuant to which these shareholders have granted a proxy to a director of First American with instructions to vote their shares in favor of the Merger. Therefore, it is expected that the Merger will be approved by the shareholders of First American. It is anticipated that the transaction will be consummated during the third quarter of 1999. At June 30, 1999, First American had $61.6 million in total assets, $38.7 million in loans and $56.9 million in deposits.

RESULTS OF OPERATIONS

INTEREST INCOME

      Interest income for the six months ended June 30, 1999, was $9.6 million, an increase of $515,000 or 5.7% from the six months ended June 30, 1998. The increase in interest income was due primarily to higher interest income on loans. Average loans were $194.6 million for the six months ended June 30, 1999, compared with $162.1 million for the six months ended June 30, 1998, an increase of $32.5 million or 20.0%. Internal growth accounted for all of the $32.5 million increase in average loans. Average securities were $49.4 million for the six months ended June 30, 1999, compared with $52.7 million for the six months ended June 30, 1998, a decrease of $3.3 million or 6.3%. Interest income for the three months ended June 30, 1999 was $4.8 million, an increase of $233,000 or 5.1% from the three months ended June 30, 1998.

INTEREST EXPENSE

      Interest expense on deposits and other interest-bearing liabilities was $4.6 million for the six months ended June 30, 1999, compared with $4.5 million for the six months ended June 30, 1998, an increase of $149,000 or 3.3%. The increase in interest expense was due primarily to an increase in average interest-bearing liabilities, to $208.1 million for the six months ended June 30, 1999, from $182.2 million for the six months ended June 30, 1998, an increase of $25.9 million or 14.2%. The increase is mitigated by a decrease in average interest rates from 4.97% for the first six months in 1998 to 4.50% for the first six months in 1999. Interest expense was $2.3 million for the three months ended June 30, 1999, compared with $2.2 million for the three months ended June 30, 1998, an increase of $108,000 or 4.8%.


NET INTEREST INCOME

      Net interest income was $4.9 million for the six months ended June 30, 1999, compared with $4.6 million for the six months ended June 30, 1998, an increase of $366,000 or 8.0%. The increase in net interest income resulted primarily from growth in average earning assets to $254.7 million for the six months ended June 30, 1999, from $226.2 million for the six months ended June 30 1998, an increase of $28.5 million or 12.6%. Net interest income was $2.4 million for the three months ended June 30, 1999, compared with $2.3 million for the three months ended June 30, 1998, an increase of $125,000 or 5.4%.

      The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the six months ended June 30, 1999 and 1998. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------------------------------------------------
                                                                              1999                              1998
                                                              ----------------------------------  ---------------------------------
                                                                AVERAGE     INTEREST     AVERAGE    AVERAGE     INTEREST   AVERAGE
                                                              OUTSTANDING    EARNED/      YIELD/  OUTSTANDING    EARNED/    YIELD/
                                                                BALANCE       PAID        RATE      BALANCE       PAID       RATE
                                                              -----------   --------   ---------  -----------   --------   --------
                                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans
    Commercial and industrial .............................   $    59,671   $  2,378        8.08% $    45,423   $  1,903       8.50%
    Real estate-mortgage and construction .................       113,813      4,448        7.92       95,055      4,032       8.60
    Installment and other .................................        21,117        988        9.49       21,600      1,061       9.96
  Securities ..............................................        49,396      1,483        6.09       52,685      1,704       6.56
  Federal funds sold ......................................         8,714        207        4.82       11,391        342       6.09
  Interest-bearing deposits in other
    financial institutions ................................         1,980         53        5.43           --         --         --
                                                              -----------   --------   ---------  -----------   --------   --------
    Total interest-earning assets .........................       254,691   $  9,557        7.61%     226,154   $  9,042       8.11%

Less allowance for loan losses ............................        (1,528)                             (1,321)
                                                              -----------                         -----------
    Total interest-earning assets,
      net of allowance ....................................       253,163                             224,833

Non-earning assets:
   Cash and due from banks ................................         8,940                               8,576
   Premises and equipment .................................         7,568                               6,394
   Interest receivable and other assets ...................         9,329                               7,436
Other real estate owned ...................................           134                                 670
                                                              -----------                         -----------
     Total assets .........................................   $   279,134                         $   247,909
                                                              ===========                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  NOW, savings, and money market
    accounts ..............................................   $    66,932   $  1,069        3.24% $    58,246   $  1,025       3.57%
  Time deposits ...........................................       137,217      3,445        5.09      123,988      3,444       5.63
                                                              -----------   --------   ---------  -----------   --------   --------
    Total interest-bearing deposits .......................       204,149      4,514        4.48      182,234      4,469       4.97
  Other borrowed funds ....................................         3,933        104        5.36           --         --         --
                                                              -----------   --------   ---------  -----------   --------   --------
    Total interest-bearing liabilities ....................       208,082   $  4,618        4.50%     182,234   $  4,469       4.97%
                                                                            --------   ---------                --------   --------
Noninterest-bearing liabilities:
  Demand deposits .........................................        44,085                              42,944
  Accrued interest, taxes and other
    liabilities ...........................................         2,631                               2,633
                                                              -----------                         -----------
    Total liabilities .....................................       254,798                             227,811

Shareholders' equity ......................................        24,336                              20,098
                                                              -----------                         -----------
    Total liabilities and shareholders' equity ............   $   279,134                         $   247,909
                                                              ===========                         ===========
Net interest income .......................................                 $  4,939                            $  4,573
                                                                            ========                            ========
Net interest spread .......................................                                 3.11%                              3.14%
                                                                                       =========                           ========
Net interest margin .......................................                                 3.93%                              4.10%
                                                                                       =========                           ========

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

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                            1999 VS. 1998
                                                      -------------------------
                                                      INCREASE (DECREASE)
                                                           DUE TO
                                                      -------------------
                                                      VOLUME     RATE     TOTAL
                                                      -------    -----    -----
                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans ..........................................   $ 1,404    $(586)   $ 818
   Securities .....................................      (106)    (115)    (221)
   Federal funds sold .............................       (80)     (55)    (135)
   Interest-bearing deposits in other
      financial institutions ......................        53     --         53
                                                      -------    -----    -----
        Total increase (decrease) in interest
          income ..................................     1,271     (756)     515
                                                      -------    -----    -----
Interest-bearing liabilities:
   NOW, savings, and money market
      accounts ....................................       153     (109)      44
   Time deposits ..................................       367     (366)       1
   Other borrowed funds ...........................       104     --        104
                                                      -------    -----    -----
        Total increase (decrease) in interest
          expense .................................       624     (475)     149
                                                      -------    -----    -----
   Increase (decrease) in net interest income .....   $   647    $(281)   $ 366
                                                      =======    =====    =====

PROVISION FOR LOAN LOSSES

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

      The provision for loan losses for the six months ended June 30, 1999, was $175,000 compared with $430,000 for the six months ended June 30, 1998. The 1998 provision included an extraordinary charge to the provision of $340,000 done in order to get the reserve for loan losses to a level management believed to be adequate based on loan growth, loan quality, prior charge-off experience and local economic conditions. The provision for the first six months of 1999 is deemed adequate by management based on a continued low net loan charge-off to average loans ratio of 0.06% as of June 30, 1999, and a low nonperforming assets to total loans and other real estate ratio of 0.77% as of June 30, 1999. For the six months ended June 30, 1999, net charge-offs were $120,000. The provision for loan losses for the three months ended June 30, 1999, was $70,000 compared with $60,000 for the three months ended June 30, 1998.

NONINTEREST INCOME

      The Company's primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Excluding a $674,000 nonrecurring gain from the sale of loans in March 1998, noninterest income for the six months ended June 30, 1999 increased to $1.3 million from $954,000 for the six months ended June 30, 1998, an increase of $363,000 or 38.1%. The gain on sale of loans was recorded in March 1998, when the Company sold approximately $2.0 million of loans originally purchased at a discount in June 1991 from the RTC. Noninterest income was $655,000 for the three months ended June 30, 1999 compared to $466,000 for the three months ended June 30, 1998, an increase of $189,000 or 40.6%. The following table presents, for the periods indicated, the major categories of noninterest income:



                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,                 JUNE 30,
                                     ------------------      ------------------
                                      1999      1998           1999      1998
                                     ------- ----------      --------  --------
                                             (DOLLARS IN THOUSANDS)
Service charges on deposit
  accounts......................     $   435    $   295      $    840  $    582
Fee income......................         114        101           231       254
Fiduciary income................          13          7            30        23
Gain on sale of loans ..........           -          -             -       674
Other noninterest income........          86         63           204        95
Realized gain on securities.....           7          -            12         -
                                     -------    -------      --------  --------
    Total noninterest income....     $   655    $   466      $  1,317  $  1,628
                                     =======    =======      ========  ========

      After excluding the nonrecurring gain on the sale of loans, the increase in noninterest income for the six months ended June 30, 1998 compared with the six months ended June 30, 1999, resulted primarily from an increase in service charges on deposit accounts due to an increase in the number of deposit accounts. Additionally, other noninterest income increased $109,000 primarily due to earnings generated from key man life insurance policies that were purchased in July 1998.

NONINTEREST EXPENSES

      Noninterest expenses totaled $4.5 million for the six months ended June 30, 1999 compared with $4.2 million for the six months ended June 30, 1998, an increase of $310,000 or 7.4%. Noninterest expense totaled $2.3 million for the three months ended June 30, 1999 compared with $2.2 million for the three months ended June 30, 1998, an increase of $109,000 or 5.0%. The following table presents, for the periods indicated, the major categories of noninterest expenses:


                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                         ------------------  -------------------
                                           1999      1998      1999       1998
                                         --------  --------  --------   --------
                                                  (DOLLARS IN THOUSANDS)

Employee compensation and benefits ...   $  1,226     1,059  $  2,494   $  2,141
                                         --------  --------  --------   --------
Non-staff expenses:
   Net bank premises expense .........        333       297       642        583
   Office and computer supplies ......         94        71       145        131
   Legal and professional fees .......        126        86       227        188
   Advertising .......................         47        79        89        132
   Postage ...........................         33        36        67         67
   FDIC insurance ....................          6         7        13         13
   Other .............................        432       553       847        959
                                         --------  --------  --------   --------
      Total non-staff expenses .......      1,071     1,129     2,030      2,073
                                         --------  --------  --------   --------
      Total noninterest expenses .....   $  2,297  $  2,188  $  4,524   $  4,214
                                         ========  ========  ========   ========

      Employee compensation and benefits expense for the six months ended June 30, 1999, was $2.5 million, an increase of $353,000 or 16.5% over $2.1 million for the same period in 1998. The increase was due primarily to normal salary increases and additional staff placement in the Texarkana, Mt. Pleasant, Paris and recently opened Pittsburg locations to handle customer growth. The number of full-time equivalent employees was 146.0 at June 30, 1999, compared with 132.0 at June 30, 1998, an increase of 10.6%.

      Non-staff expenses were $2.0 million for the six months ended June 30, 1999, compared with $2.1 million for the same period in 1998, a decrease of $43,000 or 2.1%. Net bank premises expense increased $59,000 or 10.1% to $642,000.

      Other non-staff expenses include director fees, insurance, franchise tax, telephone expense and other miscellaneous expenses, the combination of which decreased $112,000 or 11.7% to $847,000 for the six months ended June 30, 1999.

INCOME TAXES

      Income tax expense decreased approximately $25,000 to $345,000 for the six months ended June 30, 1999 from $370,000 for the same period in 1998. The decrease was primarily attributable to a decrease in taxable income in 1999 over 1998. In addition, the Company recorded a gain on sale of loans of $674,000 during the first three months of 1998 creating an additional tax expense in 1998. The Company did not have a gain from the sale of loans in 1999. The income amount stated on the consolidated statement of earnings will differ from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense. Income tax expense was $180,000 for the three months ended June 30, 1999 compared with $75,000 for the three months ended June 30, 1998. The increase is primarily a result of fewer taxable deductions available from the Company's leveraged leasing activities.

FINANCIAL CONDITION

LOAN PORTFOLIO

      Total loans were $203.7 million at June 30, 1999, an increase of $17.8 million or 9.6% from $185.9 million at December 31, 1998. Loan growth occurred primarily in 1 to 4 family residential loans, commercial mortgage loans and commercial loans. Loans comprised 76.7% of total earning assets at June 30, 1999 compared with 74.5% at December 31, 1998.

         The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 1999, and December 31, 1998:


                                             JUNE 30, 1999     DECEMBER 31, 1998
                                          ------------------  ------------------
                                           AMOUNT    PERCENT   AMOUNT    PERCENT
                                          --------   -------  --------   -------
                                                   (DOLLARS IN THOUSANDS)
Commercial and industrial ..............  $ 61,097     30.00% $ 59,241    31.86%
Real estate:
      Construction and land development      4,018      1.97     3,130      1.68
      1-4 family residential ...........    60,746     29.83    48,376     26.02
      Commercial mortgages .............    48,057     23.60    47,977     25.81
      Farmland .........................     7,597      3.73     7,258      3.90
      Multi-family residential .........     3,024      1.48       844      0.45
Consumer ...............................    19,113      9.39    19,060     10.28
                                          --------   -------  --------   -------

           Total loans .................  $203,652    100.00% $185,886   100.00%
                                          ========   =======  ========   =======
ALLOWANCE FOR LOAN LOSSES

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

      Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 1999, the allowance for loan losses amounted to $1.6 million or 0.77% of total loans. The allowance for loan losses as a percentage of nonperforming loans was 106.31% at June 30, 1999.

Set forth below is an analysis of the allowance for loan losses as of June 30, 1999:


                                                              JUNE 30, 1999
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)

Average loans outstanding ................................       $ 194,601
                                                                 ---------
Gross loans outstanding at end of period .................       $ 203,652
                                                                 ---------
Allowance for loan losses at beginning of period .........           1,512
Provision for loan losses ................................             175
Charge-offs:
          Commercial and industrial ......................             (29)
          Real estate ....................................              --
          Consumer .......................................            (124)
Recoveries:
          Commercial and industrial ......................              13
          Real estate ....................................               2
          Consumer .......................................              18
                                                                 ---------
Net loan (charge-offs) recoveries ........................            (120)
Allowance for loan losses at end of period ...............        $  1,567
                                                                 =========
Ratio of allowance to end of period loans ................            0.77%
Ratio of net charge-offs to average loans ................            0.06%
Ratio of allowance to end of period nonperforming loans ..          106.31%

NONPERFORMING ASSETS

      Nonperforming assets were $1.6 million at June 30, 1999 compared with $1.3 million at December 31, 1998, reflecting continued strong asset quality. The ratio of nonperforming assets to total loans and other real estate was 0.77% and 0.67% at June 30, 1999, and December 31, 1998, respectively.

      The following table presents information regarding nonperforming assets as of the dates indicated:

                                                          JUNE 30,  DECEMBER 31,
                                                            1999        1998
                                                         ---------- ------------
                                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans .....................................   $      978 $        290
Accruing loans 90 or more days past due ..............          496          866
                                                         ---------- ------------
          Total nonperforming loans ..................        1,474        1,156
Other real estate ....................................          104           97
                                                         ---------- ------------
          Total nonperforming assets .................   $    1,578 $      1,253
                                                         ========== ============

SECURITIES

      Securities totaled $49.3 million at June 30, 1999, a decline of $2.1 million from $51.4 million at December 31, 1998. The decline occurred as maturing securities were used to fund loans. At June 30, 1999, securities represented 16.9% of total assets compared with 18.8% of total assets at December 31, 1998. The yield on average securities for the six months ended June 30, 1999, was 6.09% compared with 6.56% for the same period in 1998. At June 30, 1999, securities included $100,000 in U.S. Treasury securities, $26.0 million in U.S. Government securities, $19.3 million in mortgage-backed securities, $1.1 million in equity securities and $2.9 million in municipal securities. The average life of the securities portfolio at June 30, 1999, was approximately three years.

PREMISES AND EQUIPMENT

      Premises and equipment totaled $7.7 million at June 30, 1999 and $7.0 million at December 31, 1998. The net change shows an increase of $624,000 or 8.9%, in fixed assets. The increase is primarily due to the opening of a full service bank in Pittsburg, Texas and purchase of additional land in Paris for future bank expansion.

OTHER ASSETS

      On July 1, 1998, the Company invested $3.1 million in single insurance premium policies. Such policies insured the lives of certain key senior officers. As of June 30, 1999, the net surrender values of these policies totaled $3.3 million.

DEPOSITS

      At June 30, 1999, demand, money market and savings deposits accounted for approximately 46.8% of total deposits, while certificates of deposit made up 53.2% of total deposits. Noninterest-bearing demand deposits totaled $53.9 million or 20.6% of total deposits at June 30, 1999, compared with $47.4 million or 19.5% of total deposits at December 31, 1998. The average cost of deposits, including noninterest-bearing demand deposits, was 3.69% for the six months ended June 30, 1999 compared with 4.02% for the same period in 1998. The decrease in the average cost of deposits was primarily due to the lower interest rate environment during the first six months in 1999 compared to the same period in 1998.

LIQUIDITY

      The Company's Asset/Liability Management Policy is intended to maintain adequate liquidity for the Company. Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, has historically created an adequate liquidity position.

      The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $1.3 million and $673,000 for the six months ended June 30, 1999 and 1998, respectively. The increase was due primarily to the salary retention premiums paid on executive officers of $3.0 million in the first six months of 1998 offset by the proceeds from the sale of loans of $2.0 million during the same period. The Company did not have any sale of loans or retention premiums paid on executive officers in the first six months of 1999.

      Net cash (used) by investing activities was $(17.8) million and $(10.1) million for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999, the Company funded more loans and purchased more investment securities than it did in the six months ended June 30, 1998.

      Net cash provided by financing activities was $18.3 million and $8.6 million for the six months ended June 30, 1999 and 1998, respectively. The difference was due primarily to a larger net increase in deposits of $18.9 in 1999 as compared to a net increase of $5.3 million in 1998.

CAPITAL RESOURCES

      Total shareholders' equity as of June 30, 1999, was $24.1 million, an increase of $322,000 or 1.4% compared with shareholders' equity of $23.8 million at December 31, 1998. The increase was due to net earnings for the period of $1.2 million offset by the decrease in accumulated other comprehensive income of $428,000, dividends paid on common stock of $346,000 and the purchase of treasury stock of $116,000.

      Both the Board of Governors of the Federal Reserve System ("Federal Reserve"), with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. The Company's risk-based capital ratios remain above the levels required for the Company to be designated as "well capitalized" on June 30, 1999, with Tier 1 capital, total risk-based capital and leverage capital ratios of 11.57%, 12.33% and 8.56%, respectively. The Bank's risk-based capital ratios remain above the levels required for the Bank to be designated as "well capitalized" on June 30, 1999, with Tier-1 capital, total risk-based capital and leverage capital ratios of 11.03%, 11.79% and 8.16%, respectively.

YEAR 2000 COMPLIANCE

      GENERAL The Year 2000 risk involves computer programs and computer software that are not able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999, to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If these issues are not addressed by the Company, its suppliers and its borrowers, there could be a material adverse impact on the Company's financial condition or results of operations.

      STATE OF READINESS The Company formally initiated its Year 2000 project and plan in August 1997 to insure that its operational and financial systems will not be adversely affected by Year 2000 problems. The Company has formed a Year 2000 project team, and the Board of Directors and management are supporting all compliance efforts and allocating the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could be affected by the Year 2000 date change has been developed, verified and categorized as to their importance to the Company and an assessment of all mission critical IT and mission critical non-IT systems has been completed. This assessment involved inputting test data which simulates the Year 2000 date change into such IT systems and reviewing the system output for accuracy. The Company's assessment of mission critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believes that none of its mission critical non-IT systems are date dependent. The software for the Company's systems is provided through service bureaus and software vendors. The Company has contacted all of its third party vendors and software providers and is requiring them to demonstrate and represent that the products provided are or will be Year 2000 compliant and has planned a program of testing compliance. The Company's item processing software provider, which performs substantially all of the Company's data processing functions, has stated that its software is Year 2000 compliant and the Company has tested the hardware and software to verify these assertions. In addition, the Company's compliance efforts regarding Year 2000 issues were reviewed by the FDIC in January 1999.

      Except as discussed above, the Company has completed the following phases of its Year 2000 plan: (i) recognizing Year 2000 issues and (ii) assessing the impact of Year 2000 issues on the Company's mission critical systems. The Company is in the process of upgrading, testing and implementing the mission-critical systems for Year 2000 compliance.

      COSTS OF COMPLIANCE Management does not expect that the cost of bringing the Company's systems into Year 2000 compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has budgeted $50,000 to address Year 2000 issues. As of June 30, 1999, the Company has not incurred any significant costs in relation to Year 2000. The largest potential risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance, including the timetable for achieving compliance.

      RISKS RELATED TO THIRD PARTIES The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar depositors (aggregate deposits over $100,000) and loan customers ($150,000 or more) and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers are likely to be affected by Year 2000 issues. In addition, corporate borrowers have been contacted and assessed by their respective lending officers and scored on a scale of one, two or three, with three being the least affected by Year 2000 issues. A corporate borrower which received a rating of one or two was subsequently contacted to assess Year 2000 readiness efforts. To the extent a problem is identified with respect to a customer, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects borrowers, the Company may be required to charge-off the loan to such borrowers. For a discussion of possible effects of such charge-offs, see "Contingency Plans" below. In the event that Year 2000 noncompliance causes depositors to withdraw funds, the Company plans to maintain additional cash on hand. The Company relies on the Federal Reserve for electronic fund transfers and check clearing and understands that the Federal Reserve has certified its systems to be Year 2000 compliant and continues to test product upgrades. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company.

      CONTINGENCY PLANS The Company has completed contingency plans for each mission critical system and contingency plans for the Company's core business processes with respect to the Year 2000 date change. The Company believes that any mission critical system could be recovered and operating within three to five days. In the event that the Federal Reserve is unable to handle electronic funds transfers and check clearing, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative funds transfer and clearing source. As part of its contingency planning, the Company has reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $100,000, although there are no assurances that this amount will not be substantially higher. Management does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for loan losses. In addition, the Company plans to maintain additional cash on hand to meet any unusual deposit withdrawal activity.

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

         (d)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's Annual Meeting of Shareholders was held on April 20, 1999. At the meeting, the shareholders of the Company considered and acted upon the proposals listed below.

1. Jonice Crane, C. A. Hinton, Sr., and Arthur B. Scharlach, Jr. were elected as Class II directors to serve until the 2002 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 2,150,939 shares were voted in favor of each Class II director and 3,700 shares were withheld from voting for each Class II director.

   The other directors whose term of office as a director continued after the meeting included John A. Conroy, Bill G. Jones, Russell L. Jones, Weldon Miller, Clifton A. Payne, and D. R. Zachry, Jr.

2. The shareholders ratified the appointment of Arnold, Walker, Arnold & Co., P.C. as the independent auditors of the books and accounts of the Company for the year ending December 31, 1999. A total of 2,136,423 shares were voted in favor of the proposal and 15,136 shares abstained from voting on the proposal.


ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is filed with this report:

              Exhibit 27.   Financial Data Schedule

         (b) Reports on Form 8-K.

             On May 11, 1999, the Company filed a current report on Form 8-K including a press release under Item 5 of Form 8-K. The press release announced the receipt of regulatory approval to open a full-service banking facility in Pittsburg, Texas.

             On May 17, 1999, the Company filed a current report on Form 8-K including a press release under Item 5 of Form 8-K. The press release announced the execution of the definitive agreement to acquire First American
             Financial Corporation.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GUARANTY BANCSHARES, INC.
                                  (Registrant)

Date:  August 16, 1999                   By: /s/ ARTHUR B. SCHARLACH
                                                 Arthur B. Scharlach
                                                 President
                                                 (Principal Executive Officer)

Date:  August 16, 1999                   By: /s/ CLIFTON A. PAYNE
                                                 Clifton A. Payne
                                                 Senior Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)