Form 10-Q
period 1999-09-30
GUARANTY BANCSHARES INC /TX/
filed 1999-11-15
CIK 1058867

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM  _____________  TO
_____________ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [ ] No

As of November 12, 1999, there were 3,250,016 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                                             PAGE
Item 1.  Financial Statements
             Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998 .........................2
             Consolidated Statements of Earnings for the Nine Months and Three Months
                  Ended September 30, 1999 and 1998   (unaudited) ...........................................................3
             Consolidated Statement of Changes in Shareholders' Equity.......................................................4
             Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1999 and 1998 (unaudited) .............................................................5
             Consolidated Statements of Comprehensive Income for the Nine Months and Three Months
                  Ended September 30, 1999 and 1998 (unaudited) .............................................................6
             Notes to Interim Consolidated Financial Statements..............................................................7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............................9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................................22


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................................23
Item 2.  Changes in Securities and Use of Proceeds..........................................................................23
Item 3.  Defaults upon Senior Securities ...................................................................................23
Item 4.  Submission of Matters to a Vote of Security Holders................................................................23
Item 5.  Other Information..................................................................................................23
Item 6.  Exhibits and Reports on Form 8-K...................................................................................23
Signatures..................................................................................................................24

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS


                    GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1999          1998
                                                    -------------   ------------
                                                        (UNAUDITED)

                                      ASSETS

Cash and due from banks ............................. $  12,352     $  11,721

Federal funds sold ..................................       310        10,090
Securities:

   Available-for-sale ...............................    64,347        44,305

   Held-to-maturity .................................     6,960         7,062
                                                      ---------     ---------
      Total securities ..............................    71,307        51,367
                                                      ---------     ---------
Loans, net of allowance for loan losses of $2,483
and $1,512, respectively ............................   241,337       184,374

Premises and equipment, net .........................     9,872         7,032

Accrued interest receivable .........................     2,669         2,331

Other assets ........................................    10,019         5,991
                                                      ---------     ---------
      Total assets .................................. $ 347,866     $ 272,906
                                                      =========     =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits:
   Noninterest-bearing .............................. $  55,928     $  47,360

   Interest-bearing .................................   257,106       194,965
                                                      ---------     ---------

      Total deposits ................................   313,034       242,325
                                                      ---------     ---------

Borrowed funds ......................................     3,771         3,980

Other liabilities ...................................     2,877         2,805
                                                      ---------     ---------

      Total liabilities .............................   319,682       249,110
                                                      ---------     ---------
Shareholders' equity:

   Common stock .....................................     3,250         2,898

   Additional capital ...............................    12,659         9,494

   Retained earnings ................................    12,755        11,181

   Accumulated other comprehensive income ...........      (364)          223
                                                      ---------     ---------
                                                         28,300        23,796

Less common stock held in treasury-at cost ..........      (116)         --
                                                      ---------     ---------
   Total shareholders' equity .......................    28,184        23,796
                                                      ---------     ---------
   Total liabilities and shareholders' equity ....... $ 347,866     $ 272,906
                                                      =========     =========

      See accompanying Notes to Interim Consolidated Financial Statements.

                     GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                 ------------------   -----------------
                                                                   1999       1998      1999      1998
                                                                 -------    -------   -------   -------
Interest income:
   Loans .....................................................   $ 4,474    $ 3,703   $12,288   $10,699
   Securities ................................................       966        727     2,449     2,431
   Federal funds sold and other temporary investments ........        86        175       346       517
                                                                 -------    -------   -------   -------
      Total interest income ..................................     5,526      4,605    15,083    13,647
Interest expense .............................................     2,666      2,255     7,284     6,724
                                                                 -------    -------   -------   -------
      Net interest income ....................................     2,860      2,350     7,799     6,923
Provision for loan losses ....................................        95         60       270       490
                                                                 -------    -------   -------   -------
      Net interest income after provision for loan losses ....     2,765      2,290     7,529     6,433
Noninterest income:
   Service charges ...........................................       493        337     1,333       919
   Other operating income ....................................       248        193       713     1,239
   Net realized gain (loss) on available-for-sale securities .        (1)        81        11        81
                                                                 -------    -------   -------   -------
      Total noninterest income ...............................       740        611     2,057     2,239
                                                                 -------    -------   -------   -------
Noninterest expense:
   Employee compensation and benefits ........................     1,440      1,135     3,934     3,276
   Net bank premises expense .................................       360        300     1,002       883
   Other operating expenses ..................................       807        693     2,195     2,183
                                                                 -------    -------   -------   -------
      Total noninterest expenses .............................     2,607      2,128     7,131     6,342
                                                                 -------    -------   -------   -------
      Earnings before income taxes ...........................       898        773     2,455     2,330
Provision for income taxes ...................................       190         21       535       391

      Net earnings before preferred stock dividends ..........       708        752     1,920     1,939
      Preferred stock dividends ..............................      --         --        --          37
                                                                 -------    -------   -------   -------
      Net earnings available to common shareholders ..........   $   708    $   752   $ 1,920   $ 1,902
                                                                 =======    =======   =======   =======

      Basic earnings per common share ........................   $  0.23    $  0.26   $  0.65   $  0.69
                                                                 =======    =======   =======   =======

      Diluted earnings per common share ......................   $  0.23    $  0.26   $  0.65   $  0.69
                                                                 =======    =======   =======   =======

See accompanying Notes to Interim Consolidated Financial Statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      ACCUMULATED
                                                                                         OTHER                   TOTAL
                                                                                        COMPRE-      COMMON      SHARE-
                                         PREFERRED    COMMON   ADDITIONAL   RETAINED    HENSIVE     STOCK IN    HOLDERS'
                                           STOCK      STOCK     CAPITAL     EARNINGS    INCOME      TREASURY     EQUITY
                                          --------   --------   --------    --------    --------    --------    --------
Balance at January 1, 1998 ............        827      2,548      5,396       9,240         242        --        18,253
                                          --------   --------   --------    --------    --------    --------    --------

Net earnings for the year 1998 ........       --         --         --         2,674        --          --         2,674
Accumulated other comprehensive
     income -- net change in unrealized
     gain (loss) on available-for-sale
     securities, net of tax of $10 ....       --         --         --          --           (19)       --           (19)
                                          --------   --------   --------    --------    --------    --------    --------

Total comprehensive income ............       --         --         --         2,674         (19)       --         2,655

Purchase of Treasury Stock ............       --         --         --          --          --            (2)         (2)

Sale of Treasury Stock ................       --         --         --          --          --             2           2

Redemption of Preferred Stock .........       (827)      --         --          --          --          --          (827)

Sale of Common Stock ..................       --          350      4,098        --          --          --         4,448
Dividends
   Preferred - $0.23 per share ........       --         --         --           (37)       --          --           (37)

   Common - $0.24 per share ...........       --         --         --          (696)       --          --          (696)
                                          --------   --------   --------    --------    --------    --------    --------
Balance at December 31, 1998 ..........   $   --     $  2,898   $  9,494    $ 11,181    $    223    $   --      $ 23,796
                                          ========   ========   ========    ========    ========    ========    ========
Net earnings for the nine months
     ended September 30, 1999 .........       --         --         --         1,920        --          --         1,920
Accumulated other comprehensive
     income -- net change in unrealized
     gain (loss) on available-for-sale
     securities, net of tax of $302 ...       --         --         --          --          (587)       --          (587)
                                          --------   --------   --------    --------    --------    --------    --------

Total comprehensive income ............       --         --         --         1,920        (587)       --         1,333

Purchase of Treasury Stock ............       --         --         --          --          --          (116)       (116)

Sale of Treasury Stock ................       --         --         --          --          --          --          --

Stock issued to acquire First American        --          352      3,165        --          --          --         3,517

Dividends

     Common - $0.12 per share .........       --         --         --          (346)       --          --          (346)
                                          --------   --------   --------    --------    --------    --------    --------
Balance at September 30, 1999 (1) .....   $   --     $  3,250   $ 12,659    $ 12,755    $   (364)       (116)   $ 28,184
                                          ========   ========   ========    ========    ========    ========    ========

(1) Unaudited
See accompanying Notes to Interim Consolidated Financial Statements.

                     GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                                                                 NINE MONTHS
                                                                                             ENDED SEPTEMBER 30,
                                                                                            --------------------
                                                                                              1999        1998
                                                                                            --------    --------
Cash flows from operating activities:
      Net earnings ......................................................................   $  1,920    $  1,939
      Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation .................................................................        495         409
           Amortization of premiums, net of (accretion) of discounts on securities ......        181         128
           Net realized gain on available-for-sale securities ...........................        (11)        (81)
           Gain on sale of loans ........................................................       --          (674)
           Provision for loan loss ......................................................        270         490
           Gain on sale of premises, equipment and other real estate ....................        (11)        (56)
           Write down of ORE and repossessed assets .....................................         13          15
           Proceeds from sale of loans ..................................................       --         1,967
      Decrease (increase) in accrued interest receivable and other assets ...............        185      (3,360)
      Decrease in accrued interest and other liabilities ................................       (119)        (92)
                                                                                            --------    --------
            Net cash provided by operating activities ...................................      2,923         685
Cash flows from investing activities:
      Purchases of held-to-maturity securities ..........................................     (1,253)       --
      Proceeds from sales, maturities and repayments of available-for-sale securities ...     14,450      13,745
      Purchases of available-for-sale securities ........................................    (21,824)     (3,419)
      Proceeds from maturities and repayments of held-to-maturity securities ............      1,343       8,244
      Net increase in loans .............................................................    (20,218)    (21,375)
      Purchases of premises and equipment ...............................................     (2,252)     (1,066)
      Proceeds from sale of premises, equipment and other real estate ...................        223         574
      Cash paid for acquisitions ........................................................     (3,380)       --
      Cash and cash equivalents from acquisitions .......................................      1,983        --
      Net decrease (increase) in federal funds sold .....................................     16,815      (3,690)
                                                                                            --------    --------
            Net cash used by investing activities .......................................    (14,113)     (6,987)
                                                                                            --------    --------
Cash flows from financing activities:
      Change in deposits ................................................................     12,492       1,911
      Proceeds from borrowings ..........................................................       --         2,000
      Repayment of borrowings ...........................................................       (209)       --
      Purchase of treasury stock ........................................................       (116)         (2)
      Dividends paid ....................................................................       (346)       (356)
      Redemption of preferred stock .....................................................       --          (827)
      Sale of common stock ..............................................................       --         4,468
                                                                                            --------    --------
            Net cash provided by financing activities ...................................     11,821       7,194
                                                                                            --------    --------
            Net increase in cash and cash equivalents ...................................        631         892
Cash and cash equivalents at beginning of period ........................................     11,721       9,750
                                                                                            --------    --------
Cash and cash equivalents at end of period ..............................................   $ 12,352    $ 10,642
                                                                                            ========    ========

           See accompanying Notes to Interim Consolidated Financial Statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS          NINE MONTHS
                                                         ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                         ------------------   -------    -------
                                                           1999       1998      1999       1998
                                                         -------    -------   -------    -------
Net Earnings .........................................   $   708    $   752   $ 1,920    $ 1,939
Other comprehensive income, net of tax:
   Unrealized (losses) gains on securities:

   Unrealized (losses) gains arising during the period      (159)        32      (587)        25
                                                         -------    -------   -------    -------

Comprehensive income .................................   $   549    $   784   $ 1,333    $ 1,964
                                                         =======    =======   =======    =======

See accompanying Notes to Interim Consolidated Financial Statements.

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Guaranty Bancshares, Inc. ("the Company") and its wholly-owned subsidiary Guaranty Financial Corp., Inc., which wholly owns Guaranty Bank, and one non-bank subsidiary, Guaranty Company. Guaranty Bank has three non-bank subsidiaries, Guaranty Leasing Company, Guaranty Mortgage Company and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 1999. Operating results for the third quarter ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)      EARNINGS PER SHARE

         The following table illustrates the computation of earnings per share ("EPS"):

                                                                               THREE MONTHS                     NINE MONTHS
                                                                           ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                       ---------------------------       ---------------------------
                                                                          1999             1998             1999             1998
                                                                       ----------       ----------       ----------       ----------
Net earnings available to common shareholders ..................       $      708       $      752       $    1,920       $    1,902
Weighted average common shares used in basic EPS ...............        3,132,771        2,898,280        2,976,444        2,742,724

Potential dilutive common shares ...............................             --               --               --               --
                                                                       ----------       ----------       ----------       ----------
Weighted average common and potential dilutive
      common shares used in dilutive EPS .......................        3,132,771        2,898,280        2,976,444        2,742,724
                                                                       ==========       ==========       ==========       ==========
Basic earnings per common share ................................       $     0.23       $     0.26       $     0.65       $     0.69
                                                                       ==========       ==========       ==========       ==========
Diluted earnings per common share ..............................       $     0.23       $     0.26       $     0.65       $     0.69
                                                                       ==========       ==========       ==========       ==========

                  GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              SEPTEMBER 30, 1999
          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)

  (3)    COMPREHENSIVE INCOME

           Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology, which includes disclosure of certain financial information that historically has not been recognized in the calculation of net earnings.

           The tax effects for components of comprehensive income are as follows:

                                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------------------------------------------------------
                                                                     1999                                     1998
                                                      -------------------------------------    -------------------------------------
                                                        BEFORE          TAX        NET OF       BEFORE         TAX          NET OF
                                                         TAX         (EXPENSE)      TAX           TAX       (EXPENSE)        TAX
                                                        AMOUNT        BENEFIT      AMOUNT        AMOUNT      BENEFIT        AMOUNT
                                                      ----------    ----------   ----------    ----------   ----------    ----------
Unrealized (losses) gains on
   securities arising during the period ...........   $     (241)   $       82   $     (159)   $       48   $      (16)   $       32
                                                      ----------    ----------   ----------    ----------   ----------    ----------
Other comprehensive income ........................   $     (241)   $       82   $     (159)   $       48   $      (16)   $       32
                                                      ==========    ==========   ==========    ==========   ==========    ==========

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------------------------------------------------------
                                                                     1999                                     1998
                                                      -------------------------------------    -------------------------------------
                                                        BEFORE          TAX        NET OF       BEFORE         TAX          NET OF
                                                         TAX         (EXPENSE)      TAX           TAX       (EXPENSE)        TAX
                                                        AMOUNT        BENEFIT      AMOUNT        AMOUNT      BENEFIT        AMOUNT
                                                      ----------    ----------   ----------    ----------   ----------    ----------
Unrealized (losses) gains on
   securities arising during the period ...........   $     (889)   $      302   $     (587)   $       38   $      (13)   $       25
                                                      ----------    ----------   ----------    ----------   ----------    ----------
Other comprehensive income ........................   $     (889)   $      302   $     (587)   $       38   $      (13)   $       25
                                                      ==========    ==========   ==========    ==========   ==========    ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Guaranty Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bank (the "Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through ten banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Commerce, Deport, Paris, Pittsburg, Sulphur Springs, Talco and Texarkana.

      Certain of the matters discussed in this Form 10-Q, that are not historical facts, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

o     changes in interest rates and market prices;
o changes in the levels of loan prepayments and the resulting effects on the value of Guaranty's loan portfolio;
o changes in local economic and business conditions which adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of the Company's borrowers to repay their loans according to their terms or a change in the value of the related collateral;
o increased competition for deposits and loans adversely affecting rates and terms;
o the timing, impact and other uncertainties of various strategic alternatives that the Company considers from time to time, including acquisitions of other depository institutions, their assets or their liabilities on favorable terms and the Company's ability to successfully integrate such acquisitions and enter new markets;
o increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;
o the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;
o changes in the availability of funds resulting in increased costs or reduced liquidity;
o     changes in the Company's ability to pay dividends on its common stock;
o increased asset levels and changes in the composition of assets and the resulting impact on the Company's capital levels and regulatory capital ratios;
o the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes (including changes to address Year 2000 data systems issues);
o the Company's ability to complete its project to assess and resolve any Year 2000 problems on time;
o the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;
o the effects of the Internal Revenue Service's examination regarding the Company's leveraged leasing transactions;
o changes in applicable statutes and government regulations or their interpretations, including changes in tax requirements and tax rates; and
o other uncertainties set forth in the Company's other public reports and filings and public statements.

OVERVIEW

      Net earnings available to common shareholders for the nine months ended September 30, 1999 were $1.9 million or $0.65 per share compared with $1.9 million or $0.69 per share for the nine months ended September 30, 1998, an increase of $18,000 or 0.9%. The increase in net earnings was due primarily to an increase in net interest income of $876,000 or 12.7% and a decrease in the provision for loan losses of $220,000 or 44.9%, offset by a decrease in noninterest income of $182,000 or 8.1% and an increase in noninterest expense of $789,000 or 12.4%. These variances were due in part to a gain on sale in March 1998 of approximately $2.0 million in aggregate principal amount of mortgage loans that were originally purchased in 1991 at a discount from the Resolution Trust Corporation ("RTC"). The Company sold the mortgage loans at par, which resulted in a gain of $444,000, net of $230,000 in taxes expensed as a result of the sale. The Company did not sell any loans during the first nine months of 1999. The gain on the sale of loans in 1998 was partially offset by an additional provision for loan losses of $340,000 in March of 1998. Net earnings available to common shareholders for the three months ended September 30, 1999 were $708,000 or $0.23 per share compared with $752,000 or $0.26 per share for the three months ended September 30, 1998, a 5.9% decrease. The decrease in net earnings was due primarily to an increase in noninterest expenses of $479,000 or 22.5% for the three months ended September 30, 1999 over the same three-month period in 1998.

      The nine-month period ended September 30, 1999 showed steady growth. The primary factors contributing to this growth include the opening of the Pittsburg location in April 1999 and the acquisition of First American Financial Corporation, Sulphur Springs, Texas ("First American") in September of 1999 ("First American Acquisition"). Total loans increased to $243.8 million at September 30, 1999, from $185.9 million at December 31, 1998, an increase of $57.9 million or 31.2%. Total assets were $347.9 million at September 30, 1999, compared with $272.9 million at December 31, 1998. The increase of $75.0 million in total assets resulted primarily from a 29.2% increase in total deposits to $313.0 million at September 30, 1999, from $242.3 million at December 31, 1998, and an increase in shareholders' equity of $4.4 million. Total shareholders' equity was $28.2 million at September 30, 1999, compared with $23.8 million at December 31, 1998, an increase of 18.4%. This increase was due to the issuance of common stock in connection with the First American Acquisition, net earnings for the period of $1.9 million, offset by a decrease in accumulated other comprehensive income of $587,000, dividends paid on common stock of $346,000 and the purchase of $116,000 of treasury stock.

      On September 1, 1999, the Company completed the First American Acquisition. Pursuant to the Agreement and Plan of Reorganization dated April 23, 1999 between the Company and First American (the "Agreement"), the Company issued an aggregate of 351,736 shares of its common stock and paid $3,379,620 in cash to the former shareholders of First American. The shares of common stock issued were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-4 (Registration No. 333-91881). In connection with the First American Acquisition, First American Bank, N.A., a wholly owned subsidiary of First American, was merged with and into the Bank. The two former banking locations of First American Bank, N.A. located in Sulphur Springs and Commerce, Texas are being operated as branches of the Bank. The operations of First American Mortgage Company, a wholly owned subsidiary of First American, are being continued by the Company under the name Guaranty Mortgage Company.

RESULTS OF OPERATIONS

INTEREST INCOME

      Interest income for the nine months ended September 30, 1999 was $15.1 million, an increase of $1.4 million or 10.5% compared with the nine months ended September 30, 1998. The increase in interest income was due primarily to higher interest income on loans. Average loans were $202.6 million for the nine months ended September 30, 1999, compared with $165.7 million for the nine months ended September 30, 1998, an increase of $36.9 million or 22.3%. Average securities were $53.6 million for the nine months ended September 30, 1999, compared with $50.2 million for the nine months ended September 30, 1998, an increase of $3.4 million or 6.8%. Interest income for the three months ended September 30, 1999 was $5.5 million, an increase of $921,000 or 20.0% compared with the three months ended September 30, 1998. We estimate that internal growth accounted for a significant portion of the increase in average loans during both the three- and nine-month periods ended September 30, 1999.

INTEREST EXPENSE

      Interest expense on deposits and other interest-bearing liabilities was $7.3 million for the nine months ended September 30, 1999, compared with $6.7 million for the nine months ended September 30, 1998, an increase of $560,000 or 8.3%. The increase in interest expense was due primarily to an 18.6% increase in average interest-bearing liabilities to $216.8 million for the nine months ended September 30, 1999, from $182.8 million for the nine months ended September 30, 1998. The increase is mitigated by a decrease in average interest rates from 4.92% for the first nine months in 1998 to 4.49% for the first nine months in 1999. Interest expense was $2.7 million for the three months ended September 30, 1999, compared with $2.3 million for the three months ended September 30, 1998, an increase of $411,000 or 18.2%.

NET INTEREST INCOME

      Net interest income was $7.8 million for the nine months ended September 30, 1999 compared with $6.9 million for the nine months ended September 30, 1998, an increase of $876,000 or 12.7%. The increase in net interest income resulted primarily from growth in average earning assets to $265.8 million for the nine months ended September 30, 1999, from $228.0 million for the nine months ended September 30 1998, an increase of $37.8 million or 16.6%. Net interest income was $2.9 million for the three months ended September 30, 1999, compared with $2.4 million for the three months ended September 30, 1998, an increase of $510,000 or 21.7%.

      The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three- and nine-months ended September 30, 1999 and 1998. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------------------------------------------------
                                                                   1999                                 1998
                                                  -------------------------------------   ------------------------------------
                                                    AVERAGE        INTEREST   AVERAGE     AVERAGE        INTEREST   AVERAGE
                                                  OUTSTANDING       EARNED/   YIELD/    OUTSTANDING       EARNED/    YIELD/
                                                    BALANCE          PAID      RATE       BALANCE          PAID       RATE
                                                  -----------      --------   -------   -----------      --------   --------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans
      Commercial and industrial.............        $  65,839      $  1,393      8.58%   $   50,848      $  1,066      8.50%
      Real estate-mortgage and construction.          128,856         2,518      7.93       100,374         2,095      8.46
      Installment and other.................           23,935           563      9.54        21,764           542     10.10
   Securities...............................           62,130           966      6.31        45,231           727      6.52
   Federal funds sold.......................            5,458            68      5.05        11,568           175      6.14
   Interest-bearing deposits in other
      financial institutions................            1,750            18      4.17           291             -         -
                                                  -----------      --------             -----------      --------
      Total interest-earning assets.........          287,968         5,526      7.78%      230,076         4,605      8.12%
Less allowance for loan losses..............           (1,926)                               (1,450)
                                                  -----------                           -----------
       Total interest-earning assets,
           net of allowance.................          286,042                               228,626
Non-earning assets:
   Cash & due from banks....................            9,914                                 8,495
   Premises and equipment...................            8,600                                 6,884
   Interest receivable and other assets.....           11,126                                 9,168
Other real estate owned.....................              159                                   131
                                                  -----------                           -----------
        Total assets........................        $ 315,841                            $  253,304
                                                  ===========                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW, savings, and money market
      accounts..............................        $  76,518       $   664      3.52%    $  58,725       $   513      3.54%
   Time deposits............................          153,444         1,943      5.14       125,184         1,742      5.64
                                                  -----------      --------             -----------      --------

       Total interest-bearing deposits......          229,962         2,607      4.60       183,909         2,255      4.97
   Other borrowed funds.....................            4,174            59      5.73           109             -         -
                                                  -----------      --------             -----------      --------
       Total interest-bearing liabilities...          234,136         2,666      4.62%      184,018         2,255      4.97%
                                                                   --------                              --------
Noninterest-bearing liabilities:
   Demand deposits..........................           52,336                                43,318
   Accrued interest, taxes and other
       liabilities..........................            2,619                                 2,723
                                                  -----------                           -----------
       Total liabilities....................          289,091                               230,059
Shareholders' equity........................           26,750                                23,245
                                                  -----------                           -----------
        Total liabilities and shareholders'
          equity............................        $ 315,841                            $  253,304
                                                  ===========                           ===========
Net interest income.........................                       $  2,860                              $  2,350
                                                                   ========                              ========
Net interest spread.........................                                     3.16%                                 3.15%
                                                                              =======                               =======
Net interest margin.........................                                     4.03%                                 4.14%
                                                                              =======                               =======

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------------------------------------------------
                                                                   1999                                 1998
                                                  -------------------------------------   ------------------------------------
                                                    AVERAGE        INTEREST   AVERAGE     AVERAGE        INTEREST   AVERAGE
                                                  OUTSTANDING       EARNED/   YIELD/    OUTSTANDING       EARNED/    YIELD/
                                                    BALANCE          PAID      RATE       BALANCE          PAID       RATE
                                                  -----------      --------   -------   -----------      --------   --------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans
      Commercial and industrial.............        $  61,727      $   3,771     8.17%    $  47,253     $   2,969      8.40%
      Real estate-mortgage and construction.          118,827          6,966     7.84        96,839         6,127      8.46
      Installment and other.................           22,056          1,551     9.40        21,622         1,603      9.91
   Securities...............................           53,641          2,449     6.10        50,200         2,431      6.47
   Federal funds sold.......................            7,628            275     4.82        12,124           517      5.70
   Interest-bearing deposits in other
      financial institutions................            1,904             71     4.99             -             -         -
                                                    ---------       --------                --------     --------
      Total interest-earning assets.........          265,783         15,083     7.59%       228,038       13,647     8.00%
                                                                    --------                             --------
Less allowance for loan losses..............           (1,661)                                (1,364)
                                                    ---------                               --------
       Total interest-earning assets,
           net of allowance.................          264,122                                226,674
Non-earning assets:
   Cash and due from banks..................            9,265                                  8,549
   Premises and equipment...................            7,912                                  6,539
   Interest receivable and other assets.....            9,928                                  7,456
Other real estate owned.....................              142                                     489
                                                    ---------                               ---------
        Total assets.........................       $ 291,369                               $ 249,707
                                                    =========                               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW, savings, and money market
      accounts...............................      $   70,128      $   1,733     3.30%        $  58,406    $  1,538     3.52%
   Time deposits.............................         142,626          5,388     5.05           124,386       5,186     5.57
                                                   ----------       --------                  ---------    --------
       Total interest-bearing deposits.......         212,754          7,121     4.48           182,792       6,724     4.92
   Other borrowed funds......................           4,013            163     5.43                37           -        -
                                                   ----------       --------                  ---------    --------
       Total interest-bearing liabilities....         216,767          7,284     4.49%          182,829       6,724     4.92%
                                                                    --------                               --------
Noninterest-bearing liabilities:
   Demand deposits...........................          46,835                                    43,069
   Accrued interest, taxes and other
       liabilities...........................           2,627                                     2,662
                                                   ----------                                 ---------
       Total liabilities.....................         266,229                                   228,560
                                                  -----------                                 ---------
Shareholders' equity.........................          25,140                                    21,147
                                                  -----------                                 ---------
        Total liabilities and shareholders'
          equity.............................     $   291,369                                 $ 249,707
                                                  ===========                                 =========
Net interest income.............................                    $   7,799                              $   6,923
                                                                    =========                              =========
Net interest spread.............................                                 3.10%                                  3.08%
                                                                                 ====                                   ====
Net interest margin.............................                                 3.92%                                  4.06%
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

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------
                                                       1999 VS. 1998
                                               -----------------------------
                                               INCREASE (DECREASE)
                                                     DUE TO
                                               -------------------
                                               VOLUME        RATE     TOTAL
                                               -------     -------   -------
                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans ...................................   $   977    $  (206)   $   771
   Securities ..............................       272        (33)       239
   Federal funds sold ......................       (92)       (15)      (107)
   Interest-bearing deposits in other
      financial institutions ...............        18       --           18
                                               -------    -------    -------
        Total increase (decrease) in
          interest income ..................     1,175       (254)       921
                                               -------    -------    -------
Interest-bearing liabilities:
   NOW, savings, and money market accounts..       155         (4)       151
   Time deposits ...........................       393       (192)       201
   Other borrowed funds ....................        59       --           59
                                               -------    -------    -------
        Total increase (decrease) in
          interest expense .................       607       (196)       411
                                               -------    -------    -------
   Increase (decrease) in net interest
     income ................................   $   568        (58)   $   510
                                               =======    =======    =======


                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                       1999 VS. 1998
                                               -----------------------------
                                               INCREASE (DECREASE)
                                                     DUE TO
                                               -------------------
                                               VOLUME        RATE     TOTAL
                                               -------     -------   -------
                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans ...................................   $ 2,382    $  (793)   $ 1,589
   Securities ..............................       167       (149)        18
   Federal funds sold ......................      (192)       (50)      (242)
   Interest-bearing deposits in other
      financial institutions ...............        71       --           71
                                               -------    -------    -------
         Total increase (decrease) in
          interest income ..................     2,428       (992)     1,436
                                               -------    -------    -------
Interest-bearing liabilities:
   NOW, savings, and money market accounts..       309       (114)       195
   Time deposits ...........................       760       (558)       202
   Other borrowed funds ....................       163       --          163
                                               -------    -------    -------
         Total increase (decrease) in
          interest expense .................     1,232       (672)       560
                                               -------    -------    -------
   Increase (decrease) in net interest
     income ................................   $ 1,196    $  (320)   $   876
                                               =======    =======    =======

PROVISION FOR LOAN LOSSES

      Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of the Company's loan portfolio by Independent Bank Services, L.C. and the annual examination of the Company's financial statements by its independent auditors.

      The provision for loan losses for the nine months ended September 30, 1999, was $270,000 compared with $490,000 for the nine months ended September 30, 1998, a decrease of $220,000 or 44.9%. The 1998 provision included an extraordinary charge to the provision of $340,000 made in order to bring the allowance for loan losses to a level management deemed appropriate based on its current methodology. The provision for loan losses for the three months ended September 30, 1999, was $95,000 compared with $60,000 for the three months ended September 30, 1998, an increase of $35,000 or 58.3%.

NONINTEREST INCOME

         The Company's primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Excluding a $674,000 nonrecurring gain from the sale of loans in March 1998, noninterest income for the nine months ended September 30, 1999 increased to $2.1 million from $1.6 million for the nine months ended September 30, 1998, an increase of $492,000 or 31.4%. The gain on sale of loans was recorded in March 1998, when the Company sold approximately $2.0 million of loans originally purchased at a discount in June 1991 from the RTC. After excluding the nonrecurring gain on the sale of loans, the increase in noninterest income for the nine months ended September 30, 1999, resulted primarily from an increase in service charges on deposit accounts due to an increase in the number of deposit accounts. Additionally, other noninterest income increased $121,000 primarily due to earnings generated from key man life insurance policies that were purchased in July 1998. Noninterest income was $740,000 for the three months ended September 30, 1999 compared with $611,000 for the three months ended September 30, 1998, an increase of $129,000 or 21.1%. The increase in noninterest income for the three months ended September 30, 1998 was primarily due to an increase in service charges on deposit accounts.

The following table presents, for the periods indicated, the major categories of noninterest income:

                                        THREE MONTHS ENDED NINE MONTHS ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,
                                         ----------------   ---------------
                                          1999      1998     1999     1998
                                         ------    ------   ------   ------
                                               (Dollars in thousands)

Service charges on deposit accounts ...     493    $  337   $1,333   $  919
Fee income ............................     128        91      359      345
Fiduciary income ......................      17        11       47       34
Gain on sale of loans .................    --        --       --        674
Other noninterest income ..............     103        91      307      186
Realized (loss) gain on
  securities ..........................      (1)       81       11       81
                                         ------    ------   ------   ------
      Total noninterest income ........  $  740    $  611   $2,057   $2,239
                                         ======    ======   ======   ======

NONINTEREST EXPENSES

      Noninterest expenses totaled $7.1 million for the nine months ended September 30, 1999 compared with $6.3 million for the nine months ended September 30, 1998, an increase of $789,000 or 12.4%. Noninterest expense totaled $2.6 million for the three months ended September 30, 1999 compared with $2.1 million for the three months ended September 30, 1998, an increase of $479,000 or 22.5%. The following table presents, for the periods indicated, the major categories of noninterest expenses:

                                            THREE MONTHS ENDED NINE MONTHS ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                              ---------------   ---------------
                                               1999     1998     1999     1998
                                              ------   ------   ------   ------
                                                    (DOLLARS IN THOUSANDS)

Employee compensation and benefits ........   $1,440   $1,135   $3,934   $3,276
                                              ------   ------   ------   ------
Non-staff expenses:
   Net bank premises expense ..............      360      300    1,002      883
   Office and computer supplies ...........       84       88      229      219
   Legal and professional fees ............      122       85      349      273
   Advertising ............................       46       51      135      183
   Postage ................................       33       32      100       99
   FDIC insurance .........................        9        7       22       20
   Other ..................................      513      430    1,360    1,389
                                              ------   ------   ------   ------
      Total non-staff expenses ............    1,167      993    3,197    3,066
                                              ------   ------   ------   ------
      Total noninterest expenses ..........   $2,607   $2,128   $7,131   $6,342
                                              ======   ======   ======   ======

     Employee compensation and benefits expense for the nine months ended September 30, 1999 was $3.9 million, an increase of $658,000 or 20.1% compared with $3.3 million for the same period in 1998. For the three months ended September 30, 1999, employee compensation and benefits expense increased $305,000 or 26.9%. The increase for both the three- and nine-month periods ended September 30, 1999 was due primarily to normal salary increases and additional staff placement in the Texarkana, Mt. Pleasant and Paris locations to handle customer growth and the recently opened Pittsburg, Sulphur Springs and Commerce locations. The number of full-time equivalent employees was 178.0 at September 30, 1999, compared with 133.5 at September 30, 1998, an increase of 33.3%.

      Non-staff expenses were $3.2 million for the nine months ended September 30, 1999, compared with $3.1 million for the same period in 1998, an increase of $131,000 or 4.3%. Net bank premises expense increased $119,000 or 13.5% during the same period to $1.0 million due to the addition of the Pittsburg, Sulphur Springs and Commerce locations. For the three months ended September 30, 1999, non-staff expenses increased $174,000 or 17.5% to $1.2 million from $1.0 million for the same period in 1998. The increase was primarily attributed to additional legal and professional fees related to the First American Acquisition and increased depreciation cost.

INCOME TAXES

         Income tax expense increased approximately $144,000 to $535,000 for the nine months ended September 30, 1999 from $391,000 for the same period in 1998. The increase is primarily a result of higher earnings before income taxes and fewer taxable deductions available from the Company's leveraged leasing activities. In addition, the Company recorded a gain on sale of loans of $674,000 during the first three months of 1998 creating an additional tax expense in 1998, which the Company did not have in 1999. The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense. Income tax expense was $190,000 for the three months ended September 30, 1999 compared with $21,000 for the three months ended September 30, 1998, an increase of $169,000. The increase is primarily a result of fewer taxable deductions available from the Company's leveraged leasing activities and the effect of selling other real estate at a loss during the three-month period ended September 30, 1998.


FINANCIAL CONDITION

LOAN PORTFOLIO

         Total loans were $243.8 million at September 30, 1999, an increase of $57.9 million or 31.2% from $185.9 million at December 31, 1998. Loan growth occurred primarily in 1- 4 family residential loans, consumer and commercial loans. Loans comprised 77.2% of total earning assets at September 30, 1999 compared with 74.5% at December 31, 1998.

         The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 1999 and December 31, 1998:

                                        SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                         -----------------    -----------------
                                          AMOUNT   PERCENT     AMOUNT   PERCENT
                                         -------- --------    --------  -------
                                                 (Dollars in thousands)

Commercial and industrial ............   $ 69,662    28.57%  $ 59,241    31.86%
Real estate:
    Construction and land
      development ....................      6,633     2.72      3,130     1.68
    1-4 family residential ...........     80,699    33.10     48,376    26.02
    Commercial mortgages .............     48,986    20.09     47,977    25.81
    Farmland .........................      8,051     3.30      7,258     3.90
    Multi-family residential .........      3,176     1.30        844     0.45

Consumer .............................     26,613    10.92     19,060    10.28
                                         -------- --------   --------   ------

    Total loans ......................   $243,820   100.00%  $185,886   100.00%
                                         ======== ========   ========   ======

ALLOWANCE FOR LOAN LOSSES

         In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses it believes is adequate for estimated losses in its loan portfolio. Management determines the adequacy of the allowance through its evaluation of the loan portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 1999, the allowance for loan losses amounted to $2.5 million or 1.02% of total loans compared with $1.5 million or 0.81% of total loans at December 31, 1998. The allowance for loan losses as a percentage of nonperforming loans was 130.55% at September 30, 1999.

Set forth below is an analysis of the allowance for loan losses for the periods indicated:

                                                    NINE MONTHS        YEAR
                                                       ENDED           ENDED
                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1999             1998
                                                     ---------       ---------
                                                       (DOLLARS IN THOUSANDS)

Average loans outstanding ......................     $ 202,610       $ 169,754
                                                     =========       =========
Gross loans outstanding at end of period .......     $ 243,820       $ 185,886
                                                     =========       =========
Allowance for loan losses at beginning of
    period ......    ...........................         1,512           1,129
Provision for loan losses ......................           270             540
Balance acquired with First American
    Acquisition ................................           846            --
Charge-offs:
          Commercial and industrial ............           (54)           (113)
          Real estate ..........................            (2)            (14)
          Consumer .............................          (184)           (149)
Recoveries:
          Commercial and industrial ............            41              33
          Real estate ..........................            25              26
          Consumer .............................            29              60
                                                     ---------       ---------
Net loan (charge-offs) recoveries ..............          (145)           (157)
                                                     ---------       ---------
Allowance for loan losses at beginning of
    period .....................................     $   2,483       $   1,512
                                                     =========       =========

Ratio of allowance to end of period loans ......          1.02%           0.81%
Ratio of net charge-offs to average loans ......          0.07%           0.09%
Ratio of allowance to end of period
    nonperforming loans ........................        130.55%         130.80%

NONPERFORMING ASSETS

         Nonperforming assets were $2.1 million at September 30, 1999 compared with $1.3 million at December 31, 1998, reflecting continued strong asset quality. The ratio of nonperforming assets to total loans and other real estate was 0.85% and 0.67% at September 30, 1999, and December 31, 1998, respectively.

         The following table presents information regarding nonperforming assets as of the dates indicated:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1999              1998
                                                  -------------     ------------
                                                     (Dollars in thousands)

Nonaccrual loans ...............................    $1,337            $  290
Accruing loans 90 or more days past due ........       565               866
                                                    ------            ------
   Total nonperforming loans ...................     1,902             1,156
Other real estate ..............................       175                97
                                                    ------            ------
   Total nonperforming assets ..................    $2,077            $1,253
                                                    ======            ======

SECURITIES

         Securities totaled $71.3 million at September 30, 1999, an increase of $19.9 million from $51.4 million at December 31, 1998. The increase is primarily attributable to the addition of $13.4 million of securities acquired in connection with the First American Acquisition and the purchase of additional securities to invest the excess cash of First American. At September 30, 1999, securities represented 20.5% of total assets compared with 18.8% of total assets at December 31, 1998. The yield on average securities for the nine months ended September 30, 1999, was 6.10% compared with 6.47% for the same period in 1998. At September 30, 1999, securities included $1.2 million in U.S. Treasury securities, $26.7 million in U.S. Government securities, $39.2 million in mortgage-backed securities, $1.4 million in equity securities and $2.9 million in municipal securities. The average life of the securities portfolio at September 30, 1999, was approximately three years.

PREMISES AND EQUIPMENT

         Premises and equipment totaled $9.9 million at September 30, 1999 and $7.0 million at December 31, 1998. The net change reflects an increase of $2.9 million or 40.4%, in fixed assets. The increase is primarily due to the opening of a full-service location in Pittsburg, Texas, the purchase of additional land in Paris, Texas for potential future bank expansion, and the addition of the premises and equipment received in connection with the First American Acquisition.

OTHER ASSETS

       On July 1, 1998, the Company invested $3.1 million in single insurance premium policies which insure the lives of certain senior officers of the Company. As of September 30, 1999, the net surrender values of these policies totaled $3.5 million.

DEPOSITS

         At September 30, 1999, demand, money market and savings deposits accounted for approximately 45.3% of total deposits, while certificates of deposit made up 54.7% of total deposits. Noninterest-bearing demand deposits totaled $55.9 million or 17.9% of total deposits at September 30, 1999, compared with $47.4 million or 19.5% of total deposits at December 31, 1998. The average cost of deposits, including noninterest-bearing demand deposits, was 3.67% for the nine months ended September 30, 1999 compared with 3.98% for the same period in 1998. The decrease in the average cost of deposits was primarily due to the lower interest rate environment during the first nine months in 1999 compared to the same period in 1998.

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

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $2.9 million and $685,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase was due primarily to the salary retention premiums paid on executive officers of $3.1 million in the first nine months of 1998 offset by the proceeds from the sale of loans of $2.0 million during the same period. The Company did not pay any retention premiums or sell any loans during the first nine months of 1999.

         Net cash (used) by investing activities was $(14.1) million and $(7.0) million for the nine months ended September 30, 1999 and 1998, respectively. The increase is primarily due to an increase in the amount of investment securities purchased and the payment of $3.4 million in connection with the First American Acquisition.

         Net cash provided by financing activities was $11.8 million and $7.2 million for the nine months ended September 30, 1999 and 1998, respectively. The difference was due primarily to a larger net increase in deposits of $12.5 in 1999 as compared to a net increase of $1.9 million in 1998, offset by proceeds from borrowings in 1998 of $2.0 million and the sale of common stock in 1998 of $4.5 million.

CAPITAL RESOURCES

         Total shareholders' equity as of September 30, 1999, was $28.2 million, an increase of $4.4 million or 18.4% compared with shareholders' equity of $23.8 million at December 31, 1998. The increase was due to the issuance of common stock in connection with the First American Acquisition, net earnings for the period of $1.9 million, offset by the decrease in accumulated other comprehensive income of $587,000, dividends paid on common stock of $346,000 and the purchase of treasury stock of $116,000.

Both the Board of Governors of the Federal Reserve System ("Federal Reserve"), with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of September 30, 1999, the Company's Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 10.22%, 11.24% and 8.59%, respectively. As of September 30, 1999, the Bank's risk-based capital ratios remain above the levels required for the Bank to be designated as "well capitalized" by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 9.52%, 10.52% and 7.97%, respectively.

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

      The Company has completed the following phases of its Year 2000 plan: (i) recognizing Year 2000 issues, (ii) assessing the impact of Year 2000 issues on the Company's mission critical systems, (iii) upgrading systems as necessary to resolve the Year 2000 issues which have been identified, and (iv) developing a business resumption contingency plan.

      COSTS OF COMPLIANCE Management does not expect that the cost of bringing the Company's systems into Year 2000 compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has budgeted $50,000 to address Year 2000 issues. As of September 30, 1999, the Company has not incurred any significant costs in relation to Year 2000. The largest potential internal risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance, including the timetable for achieving compliance.

      RISKS RELATED TO THIRD PARTIES The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar depositors (aggregate deposits over $100,000) and loan customers ($150,000 or more) and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers are likely to be affected by Year 2000 issues. In addition, corporate borrowers have been contacted and assessed by their respective lending officers and scored on a scale of one, two or three, with three being the least affected by Year 2000 issues. A corporate borrower which received a rating of one or two was subsequently contacted to assess Year 2000 readiness efforts. To the extent a problem is identified with respect to a customer, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects borrowers, the Company may be required to charge-off the loan to such borrowers. For a discussion of possible effects of such charge-offs, see "--Contingency Plans" below. In the event that Year 2000 noncompliance causes depositors to withdraw funds, the Company plans to maintain additional cash on hand. The Company relies on the Federal Reserve for electronic fund transfers and check clearing and understands that the Federal Reserve has certified its systems to be Year 2000 compliant and continues to test product upgrades. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company.

      CONTINGENCY PLANS The Company has finalized its contingency plans with respect to the Year 2000 date change for each mission critical system and the Company's core business processes. The Company believes that if its own system should fail, it could convert to a manual entry system for a period up to three months without significant losses. The Company further believes that any mission critical system could be recovered and operating within three to five days. In the event that the Federal Reserve is unable to handle electronic funds transfers and check clearing, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative funds transfer and clearing source. As part of its contingency planning, the Company reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $100,000, although there are no assurances that this amount will not be substantially higher. Management does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for loan losses. In addition, the Company plans to maintain additional cash on hand to meet any unusual deposit withdrawal activity.

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


ITEM 5.  OTHER INFORMATION

         Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is filed with this report:

                Exhibit 27.   Financial Data Schedule

         (b) Reports on Form 8-K.

             On September 8, 1999, the Company filed a current report on Form 8-K under Item 5 of Form 8-K announcing the completion of the First American Acquisition.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GUARANTY BANCSHARES, INC.
                                      (Registrant)

Date:  November 15, 1999              By:
                                          /S/ ARTHUR B. SCHARLACH, JR.
                                              Arthur B. Scharlach, Jr.
                                              President
                                              (Principal Executive Officer)

Date:  November 15, 1999              By:
                                          /S/ CLIFTON A. PAYNE
                                              Clifton A. Payne
                                              Senior Vice President and Chief
                                              Financial Officer
                                             (Principal Financial Officer)