Form 10-K
period 1999-12-31
GUARANTY BANCSHARES INC /TX/
filed 2000-03-10
CIK 1058867

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
                                 ---------------
(MARK ONE)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-23113

                           GUARANTY BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)
                                ---------------

                  TEXAS                                    75-1656431
     (State or other jurisdiction of                     (I.R.S.Employer
      incorporation or organization)                  Identification Number)

            100 WEST ARKANSAS                                 75455
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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 16, 2000, the number of outstanding shares of Common Stock was 3,250,016. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $32.9 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 1999, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

GUARANTY BANCSHARES, INC.
-------------------------------------------------------------------------------
                             FINANCIAL INFORMATION
                        1999 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business .........................................................   -3-
Item 2. Properties .......................................................  -14-
Item 3. Legal Proceedings ................................................  -14-
Item 4. Submission Of Matters to Vote Of Security Holders ................  -14-

--------------------------------------------------------------------------------

PART II

Item 5. Market for Registrant's Common Equity
        and Related Shareholder Matters ..................................  -15-
Item 6. Selected Consolidated Annual Financial Data ......................  -16-
Item 7. Management's Discussion and Analysis .............................  -18-
Item 7A. Quantitative and Qualitative Disclosures ........................  -38-
Item 8. Financial Statements and Supplementary Data ......................  -39-
Item 9. Changes and Disagreements with Accountants .......................  -39-

--------------------------------------------------------------------------------

PART III

Item 10. Directors and Executive Officers ................................  -39-
Item 11. Executive Compensation ..........................................  -39-
Item 12. Security Ownership ..............................................  -39-
Item 13. Related Transactions ............................................  -39-

--------------------------------------------------------------------------------

PART IV

Item 14. Exhibits, Financial Statement Schedules .........................  -39-
Independent Auditor's Report ............................................. -F-2-
Consolidated Balance Sheets .............................................. -F-3-
Consolidated Statements of Earnings ...................................... -F-4-
Consolidated Statements of Shareholder's Equity .......................... -F-5-
Consolidated Statements of Cash Flows .................................... -F-6-
Notes to Consolidated Financial Statements ............................... -F-7-

PART  I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING INFORMATION

      Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

      o changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

      o changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

      o changes in local economic and business conditions which adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral;

      o increased competition for deposits and loans adversely affecting rates and terms;

      o the timing, impact and other uncertainties of the Company's potential future acquisitions, including the Company's ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the Company's ability to enter new markets successfully and capitalize on growth opportunities;

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

      o the effects of the Internal Revenue Service's examination regarding the Company's leveraged leasing transactions; and

      o changes in statutes and government regulations or their interpretations applicable to bank holding companies and the Company's present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

      o All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

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

      The Company has grown through a combination of internal growth, the acquisition of community banks and the opening of new community banking offices. In 1992, the Company established its Deport, Texas location by acquiring certain assets and liabilities of the First National Bank of Deport (the "Deport Bank"). The Deport Bank also had a branch in Paris, Texas, which the Company acquired. To enhance its expansion into the Paris community, the Company constructed a new facility to serve as its Paris location. In 1993, the Company purchased a commercial bank in Bogata, Texas and in 1996 opened a second retail-service banking facility in Mount Pleasant. In 1997, the Company merged Talco State Bank into the Bank and opened a full-service location in Texarkana. Texarkana is the center of a trade area encompassing approximately 123,000 people. Management of the Company believes that this trade area provides opportunity for strong continued growth in loans and deposits. Texas Highway 59 (scheduled to become Interstate 69), which serves as the primary "NAFTA Highway" linking the interior United States and Mexico, is a main artery to Texarkana. The increased traffic along this NAFTA Highway is expected to enhance economic activity in this area and create more opportunities for growth. In 1998, the Company completed a new facility in Texarkana to enhance its expansion in the Texarkana market. In 1999, the Company opened a full-service location in Pittsburg, Texas, a community of approximately 4,500 people located 12 miles from Mount Pleasant. Also in 1999, the Company acquired the First American Financial Corporation, ("First American"), with locations in Sulphur Springs and Commerce, Texas. The Company also acquired First American's wholly owned mortgage company. The operations of the mortgage subsidiary are being continued by the Company under the name Guaranty Mortgage Company.

      The Company has developed a community-banking network, with most of its offices located in separate communities. Lending and investment activities are funded from a strong core deposit base consisting of more than 36,000 deposit accounts. Each of the Company's offices has the authority and flexibility to make pricing decisions within overall ranges developed by the Company as a form of quality control. Management of the Company believes that its responsiveness to local customers and ability to adjust deposit rates and price loans at each location gives it a distinct competitive advantage. Employees are committed to personal service and developing long-term customer relationships, and adequate staffing is provided at each location to ensure that customer's needs are well addressed. The Company provides economic incentives to its officers to develop additional business for the Company and to cross-sell additional products and services to existing customers.

      The Company continues to look for additional expansion opportunities, either through acquisitions of existing financial institutions or by establishing de novo offices. The Company intends to consider various strategic acquisitions of banks, banking assets or financial service entities related to banking in those areas that management believes would complement and help grow the Company's existing business. The Company is particularly optimistic about the growth potential in the Texarkana, Sulphur Springs, Paris, and Mount Pleasant market areas.

      The Bank owns interests in four entities which complement the Company's business: (i) Guaranty Leasing Company ("Guaranty Leasing"), which finances equipment leases and has engaged in certain transactions which have resulted in the recognition of federal income tax losses deductible by the Company, (ii) Guaranty Mortgage Company ("Guaranty Mortgage"), which purpose is to facilitate long-term fixed rate secondary market financing for Guaranty Bank customers,
(iii) BSC Securities, L.C. ("BSC"), which provides brokerage services and (iv) Independent Bank Services, L.C. ("IBS"), which performs compliance, loan review, internal audit and electronic data processing audit functions.

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

       FOCUS ON COMMUNITY BANKING. The Company has developed a reputation of being a premier provider of financial services to small and medium-sized businesses, professionals and individuals in Northeast Texas. Management believes the Company's reputation for providing personal, professional and dependable service is well established in communities located in this area. Each of the Company's full-service branch locations is administered by a local President with knowledge of the community and lending expertise in the specific industries found in the community, whether it is agriculture, manufacturing and commerce or professional services. Decisions regarding loans are made at each location in a timely manner. Indicative of the Company's community banking expertise, the Small Business Administration honored the Company as the top rated small business lender in the State of Texas in 1994, 1995, 1996 and 1997 even though the Company did not participate in the Small Business Administration guaranteed loan program.

      CONTINUE STRONG CORE GROWTH. In recent years, the Company has increased its market share in each of the communities in which it maintains a full-service banking facility. In its principal location of Mount Pleasant, the Company has increased its market share of financial institution deposits from 45.8% in 1998 to 47.8% in 1999. Deposits at the Paris location grew 8.9% in 1998 and 27.9% in 1999. Deposits at the Texarkana location, which opened in August of 1997, grew 135.7% in 1998, and 95.9% in 1999 as the Company gained market share in Bowie County. Deposits at the Sulphur Springs location represent an approximate market share of 13.7%. The Company is well known in its geographic area as a result of its longevity and reputation for service. The Company intends to grow by continuing to seek strategic acquisitions and branching opportunities.

      ENHANCE TECHNOLOGY. The Company has embraced technological change as a way to remain competitive, manage operational costs associated with growth and offer superior products to its customers. Recent technological implementations include check imaging, credit file imaging, optical report archival and an automated voice response system. Currently, the Company is evaluating several additional enhancements that will improve its ability to deliver information internally to improve productivity and externally to provide convenience and timeliness to its growing customer base. Such enhancements include high-speed wireless communications between all locations combining data and voice traffic, and an end-user Internet banking web site providing current account information, electronic bill and note payment, on-line account reconciliation and internal transfers. The Company has made significant investments in technology, and has become a technological leader in its market.

      OFFER COMPETITIVE PRODUCTS. The Company recognizes its competition is not solely banks, but brokerage houses, insurance companies, credit unions and various other competitors, and that in order to thrive it must be competitive in the products that it offers. The Company offers a full range of commercial loan products, including term loans, lines of credit, fixed asset loans and working capital loans. The Company also offers consumers a full range of personal loan products including automobile loans, home improvement loans, consumer loans and mortgage loans. The Company also has a wide variety of deposit products, including a Premier money market account that pays a rate competitive with most brokerage investment accounts and has been very attractive to customers. This product, coupled with certificates of deposit, NOW accounts, savings accounts, free checking, debit cards and overdraft protection, gives the customer a full compliment of deposit products at competitive rates.

      EXPAND REVENUE SOURCES. In order to provide service to its customers and to augment revenues, the Company offers brokerage and trust services. BSC is a full-service brokerage company that offers a complete array of investment options including stocks, bonds, mutual funds, financial and retirement planning, tax advantaged investments and asset allocations. BSC offers securities through Southwest Securities, a Texas based independent clearing firm. BSC is licensed and regulated through the National Association of Securities Dealers, the Securities and Exchange Commission and various state and federal banking authorities. The Company's Trust Department offers complete trust services, including estate administration, custody, trust and asset management services. Management believes that an aging affluent population will foster an increase in the need for professional estate administration services. The maturing of the baby boomer generation is creating a market for asset management services. The Trust Department is in a unique position since there is little competition for trust services in the Company's markets. Because of the Company's strong presence in its markets, management believes that banking relationships can be leveraged into growth for the Trust Department. Growth in trust assets and corresponding management fees will result from expanding estate administration, traditional trust services, asset management services and custodial services in the Company's markets. The Company expects growth in this department and anticipates that resulting fees will provide a stable stream of income.

      IMPROVE OPERATING EFFICIENCIES. In order to control overhead expenses, the Company seeks to provide a full range of services as effectively as possible. Through BSC, the Company is able to provide its customers with full brokerage services without having to carry the entire cost itself due to a shared cost agreement with other banks. Similarly, the Company enjoys the compliance, loan review, internal audit and electronic data processing audit functions provided by IBS on a shared cost basis with a group of other banks participating in this arrangement. The Company has spent the last eight years and considerable revenue expanding its market and improving the delivery of its financial products, which has resulted in a higher than desired efficiency ratio. Beginning with the acquisition of the Deport Bank in 1992, the Company has added eight locations. As a result, it has taken longer for the Company to achieve the desired economies of scale, but with its growth rate, those economies are beginning to be realized and the efficiency ratio is expected to show declining trends in the future. The Company has the support staff and related fixed asset investments to accommodate additional growth and enjoy additional economies of scale.

RECENT ACQUISITION

      On September 1, 1999, the Company acquired First American Financial Corporation ("First American") and its wholly owned subsidiaries, First American Bank, N.A. and First American Mortgage Company, for aggregate consideration of 351,736 shares of Company Common Stock and $3.34 million in cash. First American Bank, N.A. had locations in Sulphur Springs and Commerce, Texas, which are now operated as branches of the Bank. The operations of First American Mortgage Company are being continued under the name Guaranty Mortgage Company. At September 1, 1999, First American had total assets of $63.7 million, consisting primarily of $37.3 million in loans and $20.5 million in investment securities, and total deposits of $57.6 million.

      The acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of First American are included in the Company's results of operations from the date of acquisition. The excess of cost over fair value of assets acquired was $3.1 million, which was treated for accounting purposes as goodwill.

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

      Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "-Supervision and Regulation - The Company". The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

      The Partnership incurs a tax loss while the master lease/sublease structure is in place; primarily because deductions for rentals paid under the master lease exceed taxable interest income under the purchase money note. Consequently, Guaranty Leasing has reported tax losses as a result of its investments in the Partnerships, which were deductible by the Company. In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the "Service") that it has taken the position that certain losses taken by the Partnerships during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000,
respectively, would be disallowed. The Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. The Partnership plans to appeal the Service's determination with the Service's Appellate Division. If the appeal is unsuccessful, the Partnership plans to litigate the matter in Tax Court. Any final determination with respect to the Partnership will be binding on the Company. If the Service is ultimately successful in redetermining the Partnerhips' tax liability, the Company's tax deductions taken in 1994, 1995 and 1996 may be disallowed and its tax liability may be adjusted, which may have a material adverse affect on the Company. The Partnership is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position.

EMPLOYEES

      As of December 31, 1999, the Company had 192 full-time equivalent employees, 75 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time employees. The Company considers its relations with employees to be excellent.

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

      FINANCIAL MODERNIZATION. Under the BHC Act, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto.

      However, on November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act that eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The Gramm-Leach-Bliley Act will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activity's that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

      Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking.

      While the Federal Reserve will serve as the "umbrella" regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

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

      CAPITAL ADEQUACY REQUIREMENTS. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1999, the Company's ratio of Tier 1 capital to total risk-weighted assets was 9.86% and its ratio of total capital to total risk-weighted assets was 10.83%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

      In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1999, the Company's leverage ratio was 8.21%.

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

      In addition, any company is required to obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.


      THE BANK. The Bank is a Texas-chartered banking association, the deposits of which are insured by the Bank Insurance Fund ("BIF") of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking ("TDB"). Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the TDB. Because the Federal Reserve regulates the bank holding company parent of the Bank, the Federal Reserve also has supervisory authority, which directly affects the Bank.

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

      FINANCIAL MODERNIZATION. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment and annuity issuance. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

      Although the powers of state chartered banks with respect to engaging in financial activities are not specifically addressed in the Gramm-Leach-Bliley Act, state banks such as the Bank, will have the same if not greater powers as national banks through the parity provision contained in the Texas Constitution.

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

      RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES AND INSIDERS. Transactions between the Bank and its nonbanking subsidiaries, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by the securities, or obligations of the Company or its subsidiaries.

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

      The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 1999, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 9.39% and its ratio of total capital to total risk-weighted assets was 10.36%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

      The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy, which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 1999, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 7.84%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

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

      DEPOSIT INSURANCE ASSESSMENTS. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits.

      The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five-cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

      On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalize the Savings Association Insurance Fund ("SAIF") and assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter 1999, the BIF rate was .01184% of deposits and the SAIF rate was
 .05920% of deposits, and for the first quarter of 2000, both the BIF and SAIF rates are .02120% of deposits.

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

      COMMUNITY REINVESTMENT ACT. The CRA and the regulations issued there under are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

      INSTABILITY OF REGULATORY STRUCTURE. Various legislation, such as the Gramm-Leach-Bliley Act which expanded the powers of banking institutions and bank holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that the Gramm-Leach-Bliley Act will have or the effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or its subsidiaries.

      EXPANDING ENFORCEMENT AUTHORITY. One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution, which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

ITEM 2.  PROPERTIES

      The Company conducts business at ten banking locations, two of which are located in Mount Pleasant and the others located in the Northeast Texas communities of Bogata, Commerce, Deport, Paris, Pittsburg, Sulphur Springs, Talco, and Texarkana. The Company's headquarters are located at 100 West Arkansas in Mount Pleasant in a two-story office building. The Company owns all of its locations. The following table sets forth specific information on each of the Company's locations:

                                                                                                                   DEPOSITS AT
   LOCATION                                                  ADDRESS                                            DECEMBER 31, 1999
   --------                                                  -------                                            -----------------
                                                                                                              (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
Bogata .................................     110 Halesboro St., Bogata, Texas  75417                                $   14,230
Commerce ...............................     1108 Park St., Commerce, Texas 75429                                        7,535
Deport..................................     111 Main St., Deport, Texas  75435                                          9,810
Mount Pleasant-Downtown ................     100 W. Arkansas, Mount Pleasant, Texas 75455                              157,435
Mount Pleasant-South ...................     2317 S. Jefferson, Mount Pleasant, Texas 75455                              3,238
Paris ..................................     3250 Lamar Ave., Paris, Texas  75460                                       46,672
Pittsburg ..............................     116 S. Greer Blvd., Pittsburg, Texas 75686                                  4,532(1)
Sulphur Springs ........................     919 Gilmer St., Sulphur Springs, Texas 75482                               53,578
Talco ..................................     104 Broad St., Talco, Texas  75487                                         14,042
Texarkana ..............................     2202 St. Michael Dr., Texarkana, Texas   75503                             17,565
---------------------------------------------
   (1) Opened for business in May of 1999.

ITEM 3.  LEGAL PROCEEDINGS

      Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Common Stock began trading on May 21, 1998 and is listed on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "GNTY". Prior to that date, the Company's Common Stock was privately held and not listed on any public exchange or actively traded. The Company had a total of 3,250,016 shares outstanding at December 31, 1999. As of December 31, 1999, there were 409 shareholders of record. The number of beneficial shareholders is unknown to the Company at this time.

      The following table presents the high and low Common Stock prices reported on the Nasdaq NMS by quarter during the two years ended December 31, 1999:


                                        1999              1998
                                  ---------------   ----------------
                                   HIGH      LOW     HIGH       LOW
                                  ------    -----   ------     -----
          Fourth quarter ......   $11.00    $7.75   $11.50     $8.88
          Third quarter .......    11.63     7.25    15.50     12.00
          Second quarter ......    11.13     9.38    15.25(1)  14.38(1)
          First quarter .......    10.63     8.75        -(1)      -(1)
          ----------------------
          (1) The Company's Common Stock began trading May 21, 1998.

      Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefore. While the Company has declared dividends on its Common Stock since 1980, and paid semi-annual dividends aggregating $0.25 per share per annum in 1999, there is no assurance that the Company will continue to pay dividends in the future.

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

      The cash dividends paid per share (adjusted for a seven for one stock split effective March 24, 1998) by quarter were as follows:


                                     1999          1998
                                    ------        ------
          Fourth quarter ....       $ 0.13        $ 0.13
          Third quarter.......           -             -
          Second quarter......        0.12          0.11
          First quarter.......           -             -

ITEM 6.  SELECTED FINANCIAL DATA

              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

      The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of and for the five years ended December 31, 1999 are derived from the Company's Consolidated Financial Statements, which have been audited by independent certified public accountants.

                                                                               AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------------------------
                                                                     1999          1998          1997          1996          1995
                                                                   --------      --------      --------      --------      --------
                                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:

Interest income ..............................................     $ 21,568      $ 18,368      $ 17,009      $ 14,851      $ 14,248
Interest expense .............................................       10,506         8,951         8,192         6,919         6,372
                                                                   --------      --------      --------      --------      --------
     Net interest income .....................................       11,062         9,417         8,817         7,932         7,876
Provision for loan losses ....................................          310           540           355           206           149
                                                                   --------      --------      --------      --------      --------
     Net interest income after provision for loan losses .....       10,752         8,877         8,462         7,726         7,727
Noninterest income ...........................................        3,374         2,826         1,657         2,390         1,440
Noninterest expense ..........................................       10,259         8,488         7,446         7,073         6,795
                                                                   --------      --------      --------      --------      --------
     Earnings before taxes ...................................        3,867         3,215         2,673         3,043         2,372
Provision for income tax expense .............................          745           541           273           165           261
                                                                   --------      --------      --------      --------      --------
     Net earnings ............................................        3,122         2,674         2,400         2,878         2,111
Preferred stock dividend .....................................         --              37            74            74            74
                                                                   --------      --------      --------      --------      --------
     Net earnings available to common shareholders ...........     $  3,122      $  2,637      $  2,326      $  2,804      $  2,037
                                                                   ========      ========      ========      ========      ========

COMMON SHARE DATA (1):

Net earnings (basic and diluted) (2) .........................     $   1.03      $   0.95      $   0.91      $   1.08      $   0.75
Book value ...................................................         8.77          8.21          6.84          6.06          5.32
Tangible book value ..........................................         7.81          8.14          6.74          5.95          5.21
Cash dividends ...............................................         0.25          0.24          0.22          0.21          0.19
Dividend payout ratio ........................................        24.58%        26.38%        24.24%        18.81%        24.79%
Weighted average common shares outstanding (in thousands) ....        3,045         2,782         2,547         2,592         2,724
Period end shares outstanding (in thousands) .................        3,250         2,898         2,548         2,545         2,725

BALANCE SHEET DATA:

Total assets .................................................     $370,438      $272,906      $244,157      $213,932      $192,935
Securities ...................................................       79,761        51,367        58,139        30,382        31,200
Loans ........................................................      255,209       185,886       157,395       139,289       126,287
Allowance for loan losses ....................................        2,491         1,512         1,129         1,055         1,005
Total deposits ...............................................      328,637       242,325       222,961       194,855       174,717
Total common shareholders' equity ............................       28,496        23,796        17,426        15,423        14,499

                                                                               AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------------------------
                                                                     1999          1998          1997          1996          1995
                                                                   --------      --------      --------      --------      --------
                                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
AVERAGE BALANCE SHEET DATA:
Total assets .................................................     $309,247      $253,633      $228,782      $203,056      $190,782
Securities ...................................................       58,308        47,972        50,089        29,520        30,770
Loans ........................................................      213,737       169,754       146,061       132,400       124,209
Allowance for loan losses ....................................        1,876         1,397         1,070         1,029           968
Total deposits ...............................................      276,525       227,919       208,401       183,896       172,964
Total common shareholders' equity ............................       25,989        21,363        16,508        15,164        13,861

PERFORMANCE RATIOS:
Return on average assets .....................................         1.01%         1.05%         1.05%         1.42%         1.11%
Return on average common equity ..............................        12.01%        12.34%        14.09%        18.49%        14.70%
Net interest margin ..........................................         3.93%         4.07%         4.24%         4.32%         4.59%
Efficiency ratio (3) .........................................        71.12%        69.33%        71.09%        68.52%        72.94%

ASSET QUALITY RATIOS(4):
Nonperforming assets to total loans and other real estate ....         0.43%         0.67%         1.22%         1.49%         1.58%
Net loan charge-offs to average loans ........................         0.08          0.09          0.19          0.12          0.13
Allowance for loan losses to  total loans ....................         0.98          0.81          0.72          0.76          0.80
Allowance for loan losses to nonperforming loans (5) .........       244.94        130.80         92.85         93.12        100.60

CAPITAL RATIOS (4):
Leverage ratio ...............................................         8.21%         9.30%         7.87%         7.87%         7.88%
Average shareholders' equity to average total assets .........         8.40          8.59          7.58          7.88          7.70
Tier 1 risk-based capital ratio ..............................         9.86         12.29         11.16         11.07         12.11
Total risk-based capital ratio ...............................        10.83         13.08         11.86         11.80         12.92

------------------------------------------------------

(1)   Adjusted for a seven for one stock split effective March 24, 1998.
(2) Net earnings per share are based upon the weighted average number of common shares outstanding during the period. The Company has no dilutive potential common shares.
(3) Calculated by dividing total noninterest expenses, excluding securities losses, by net interest income plus noninterest income.
(4) At period end, except net loan charge-offs to average loans, and average shareholders' equity to average total assets.
(5) Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

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

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

OVERVIEW

      Net earnings available to common shareholders were $3.1 million, $2.6 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively, and net earnings per common share were $1.03, $0.95 and $0.91 for these same periods. The increase in earnings from 1998 to 1999 resulted primarily from higher net interest income generated by a significant growth in average earning assets during the year. Average earning assets increased $50.0 million from $231.2 million in 1998 to $281.2 million in 1999. Noninterest income increased $548,000 in 1999 compared with 1998. Additional income was generated in 1999 by the sale of assets of $353,000 and an increase in service charge income of $565,000. The increase in earnings from 1997 to 1998 resulted primarily from higher net interest income generated by the significant growth in loans during the year. Additional income was generated by a $674,000 gain on sale of approximately $2.0 million in aggregate principal amount of mortgage loans, which the company originally purchased in 1991 from the Resolution Trust Company ("RTC"). The Company posted returns on average assets of 1.01%, 1.05 % and 1.05% and returns on average common equity of 12.01%, 12.34% and 14.09% for the years ended 1999, 1998 and 1997, respectively.

      Total assets at December 31, 1999, 1998 and 1997 were $370.4 million, $272.9 million and $244.2 million, respectively. Total deposits at December 31, 1999, 1998 and 1997 were $328.6 million, $242.3 million and $223.0 million, respectively. Deposits increased by $86.3 million or 35.6% in 1999 compared with fiscal 1998 and by $19.4 million or 8.7 % in 1998 compared with fiscal 1997. These increases were primarily attributable to the First American acquisition in September 1999 and the growth in public funds deposit monies, certificates of deposits, and the Premier Money Market Account. At December 31, 1999, 1998 and 1997, investment securities totaled $79.8 million, $51.4 million and $58.1 million, respectively. The increase of investment securities in 1999 was primarily attributable to the investment of additional deposit funds and the deposit and investment securities acquired from First American. The decrease in 1998 compared with 1997 was primarily attributable to the Company's strong loan demand resulting in an increase of $28.5 million in loans during the year. Common shareholders' equity was $28.5 million, $23.8 million and $17.4 million at December 31, 1999, 1998 and 1997, respectively. The increase in common shareholder's equity for the year ended December 31, 1999 reflects earnings retention and issuance of common stock in connection with the First American acquisition in September 1999.

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

      1999 VERSUS 1998. Net interest income increased from $9.4 million in 1998 to $11.1 million in 1999, an increase of $1.7 million or 17.5%, primarily due to growth in interest income of $3.2 million. This increase was partially offset by an increase in interest expense of $1.6 million. This resulted in net interest margins of 3.93% and 4.07% and net interest spreads of 3.12% and 3.18% for 1999 and 1998, respectively.

      The increase in net interest income for 1999 was primarily due to growth in average loans of $44.0 million or 25.9% and growth in average investment securities of $10.3 million or 21.5%, which contributed $2.9 million and $522,000, respectively, to the increase in total interest income. Net interest income was negatively effected by lower yields on both loans and securities. The Company also decreased federal funds from an average $12.9 million in 1998 to $7.7 million in 1999, causing a decrease in federal funds interest income of $304,000.

      1998 VERSUS 1997. Net interest income increased from $8.8 million in 1997 to $9.4 million in 1998, an increase of $600,000 or 6.8% primarily due to growth in interest income of $1.4 million. This increase was partially offset by an increase in interest expense of $760,000. This resulted in net interest margins of 4.07% and 4.24% and net interest spreads of 3.18% and 3.39% for 1998 and 1997, respectively.

      The increase in interest income was driven by growth in average interest-earning assets of $23.0 million or 11.0% primarily attributable to the growth in average loans of $23.7 million or 16.2% offset by a small decrease in average securities. The yield on average interest-earning assets decreased 22 basis points from 1997 to 1998.

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

                                                                            YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------------------- -
                                                               1999                                         1998
                                             -----------------------------------------    ----------------------------------------
                                               AVERAGE       INTEREST       AVERAGE         AVERAGE       INTEREST       AVERAGE
                                             OUTSTANDING      EARNED/        YIELD/       OUTSTANDING      EARNED/        YIELD/
                                               BALANCE         PAID           RATE          BALANCE         PAID           RATE
                                             -----------    -----------    -----------    -----------    -----------   -----------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans:
      Commercial and industrial .........    $    64,468    $     5,720           8.87%   $    49,182    $     4,108          8.35%
      Real estate-mortgage and
             construction ...............        125,600          9,498           7.56         98,962          8,247          8.33
      Installment and other .............         23,669          2,220           9.38         21,610          2,135          9.88
      Fees on loans .....................           --               43           --             --               54          --
      Securities ........................         58,308          3,626           6.22         47,972          3,104          6.47
      Federal funds sold ................          7,725            385           4.98         12,867            689          5.35
     Interest-bearing deposits in
        other financial institutions ....          1,428             76           5.32            572             31          5.42
                                             -----------    -----------    -----------    -----------    -----------   -----------
      Total interest-earning assets .....        281,198         21,568           7.67%       231,165         18,368          7.95%
                                                            -----------                                  -----------
 Less allowance for loan losses .........         (1,876)                                      (1,397)
                                             -----------                                  -----------
     Total interest-earning
           assets,  net of allowance ....        279,322                                      229,768
Non-earning assets:
     Cash and due from banks ............          9,926                                        8,579
     Premises and equipment .............          8,617                                        6,687
     Interest receivable and
           other assets .................         11,230                                        8,209
     Other real estate owned ............            152                                          390
                                             -----------                                  -----------
            Total assets ................    $   309,247                                  $   253,633
                                             ===========                                  ===========

LIABILITIES AND SHAREHOLDERS'
Interest-bearing liabilities:
     NOW, savings, and money
          market accounts ...............    $    74,898    $     2,569           3.43%   $    59,276    $     2,013          3.40%
      Time deposits .....................        151,924          7,723           5.08        127,472          6,913          5.42
                                             -----------    -----------                   -----------    -----------
         Total interest-bearing
             deposits ...................        226,822    $    10,292           4.54        186,748          8,926          4.78
      Other borrowed funds ..............          4,027            214           5.31            809             25          3.09
                                             -----------    -----------    -----------    -----------    -----------   -----------
         Total interest-bearing
             liabilities ................        230,849         10,506           4.55%       187,557          8,951          4.77%
                                                            -----------                                  -----------
Noninterest-bearing liabilities:
      Demand deposits ...................         49,702                                       41,171
     Accrued interest, taxes and
          other liabilities .............          2,707                                        3,129
                                             -----------                                  -----------
          Total liabilities .............        283,258                                      231,857
Shareholders' equity  ...................         25,989                                       21,776
                                             -----------                                  -----------
         Total liabilities and
              shareholders' equity ......    $   309,247                                  $   253,633
                                             ===========                                  ===========
 Net interest income ....................                  $    11,062                                    $     9,417
                                                           ===========                                    ===========

Net interest spread .....................                                        3.12%                                        3.18%

Net interest margin .....................                                        3.93%                                        4.07%

                                                     YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                               1997
                                             ------------------------------------------
                                               AVERAGE       INTEREST        AVERAGE
                                             OUTSTANDING      EARNED/         YIELD/
                                               BALANCE         PAID            RATE
                                             -----------    -----------     -----------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans:
      Commercial and industrial .........    $    39,975    $     3,411            8.53%
      Real estate-mortgage and
             construction ...............         84,570          7,478            8.84
      Installment and other .............         21,516          2,116            9.83
      Fees on loans .....................           --               46            --
      Securities ........................         50,089          3,247            6.48
      Federal funds sold ................          9,470            520            5.49
     Interest-bearing deposits in
        other financial institutions ....          2,554            191            7.48
                                             -----------    -----------     -----------
      Total interest-earning assets .....        208,174         17,009            8.17%
                                                            -----------
 Less allowance for loan losses .........         (1,070)
                                             -----------
     Total interest-earning
           assets,  net of allowance ....        207,104
Non-earning assets:
     Cash and due from banks ............          8,228
     Premises and equipment .............          6,199
     Interest receivable and
           other assets .................          6,361
     Other real estate owned ............            890
                                             -----------
            Total assets ................    $   228,782
                                             ===========

LIABILITIES AND SHAREHOLDERS'
Interest-bearing liabilities:
     NOW, savings, and money
          market accounts ...............    $    56,636    $     1,994            3.52%
      Time deposits .....................        114,596          6,185            5.40
                                             -----------    -----------
         Total interest-bearing
             deposits ...................        171,232          8,179            4.78
      Other borrowed funds ..............            168             13            7.74
                                             -----------    -----------     -----------
         Total interest-bearing
             liabilities ................        171,400        8,192              4.78%
                                             -----------    -----------
Noninterest-bearing liabilities:
      Demand deposits ...................         37,169
      Accrued interest, taxes and
          other liabilities .............          2,878
                                             -----------
          Total liabilities .............        211,447
Shareholders' equity  ...................         17,335
                                             -----------
         Total liabilities and
              shareholders' equity ......    $   228,782
                                             ===========
Net interest income ....................                     $     8,817
                                                             ===========
Net interest spread .....................                                        3.39%
Net interest margin .....................                                        4.24%

      The following schedule presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume, which can be segregated, have been allocated.

                                                                              YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------------------
                                                                    1999 VS. 1998                            1998 VS. 1997
                                                          ----------------------------------     ----------------------------------
                                                           INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                                 DUE TO                                  DUE TO
                                                          ---------------------                  ---------------------
                                                           VOLUME       RATE          TOTAL       VOLUME        RATE         TOTAL
                                                          --------     --------     --------     --------     --------     --------
                                                                               (DOLLARS IN THOUSANDS)
INTEREST-EARNINGS ASSETS:
     Loans .............................................  $  3,768     $   (831)    $  2,937     $  2,121     $   (628)    $  1,493
     Securities ........................................       669         (147)         522         (137)          (6)        (143)
     Federal funds sold ................................      (275)         (29)        (304)         187          (18)         169
     Interest-bearing deposits in other financial
          institutions .................................        46           (1)          45         (148)         (12)        (160)
                                                          --------     --------     --------     --------     --------     --------
                Total increase (decrease) in interest
                      income ...........................     4,208       (1,008)       3,200        2,023         (664)       1,359
INTEREST-BEARING LIABILITIES:
     NOW, savings and money market accounts ............       534           22          556           90          (71)          19
     Time deposits .....................................     1,326         (516)         810          701           27          728
     Other borrowed funds ..............................        99           90          189           50          (38)          12
                                                          --------     --------     --------     --------     --------     --------
           Total increase (decrease) in interest expense     1,959         (404)       1,555          841          (82)         759
                                                          --------     --------     --------     --------     --------     --------
     Increase (decrease) in net interest income ........  $  2,249     $   (604)    $  1,645     $  1,182     $   (582)    $    600
                                                          ========     ========     ========     ========     ========     ========

PROVISION FOR LOAN LOSSES

      The Company's provision for loan losses is established through charges to operating income in the form of the provision in order to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio.

      The Company's provision for loan losses during the twelve months ended December 31, 1999 was $310,000 compared with $540,000 during the twelve months ended December 31, 1998, a decrease of $230,000. The decrease in the provision was due in part to the strong asset quality of the loan portfolio and the transfer of the allowance for loan losses of $846,000 acquired from First American. Strong asset quality is reflected as net charge-offs remain at low levels totaling $177,000, or 0.08% of average loans in 1999 compared with $157,000, or 0.09% of average loans in 1998. The Company's provision for loan losses increased from $355,000 in 1997 to $540,000 in 1998 as a result of loan growth.

NONINTEREST INCOME

      Noninterest income is an important source of revenue for financial institutions. The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income for the year ended December 31, 1999 was $3.4 million, an increase of $548,000 from $2.8 million in 1998 and up from $1.7 million in 1997. The year ended December 31, 1999 included a gain on sale of assets of $330,000 and the year ended December 31, 1998 included a gain on sale of loans of $674,000 which occurred when the Company sold $2.0 million in loans that were originally purchased at a discount in 1991 from the RTC. Excluding these gains, noninterest income was $892,000 greater in 1999 than in 1998, and $495,000 greater in 1998 than in 1997. This results in annual percentage increases of 41.4% and 29.8% for 1999 and 1998, respectively.

      The following table presents for the periods indicated the major categories of noninterest income:

                                                     YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998        1997
                                                 -------    -------     -------
                                                     (DOLLARS IN THOUSANDS)
Service charges .............................      1,901      1,336       1,097
Fee income ..................................        518        434         386
Securities gains, net .......................         11         81          19
Fiduciary income ............................         63         46          43
Earnings from key-man life insurance ........        192         89        --
Gain on sale of loans .......................       --          674        --
Gain (loss) on sale of assets ...............        330        (23)         (4)
Other noninterest income ....................        359        189         116
                                                 -------    -------     -------
           Total noninterest income .........    $ 3,374    $ 2,826     $ 1,657
                                                 =======    =======     =======

      After excluding the gain on the sale of assets in 1999 and on the sale of loans in 1998, the increase in noninterest income from 1998 to 1999 resulted primarily from service charges and fee income due to an increase in the number of deposit accounts, from both internal growth and the First American acquisition. Additionally, the Company's increased emphasis on fee-based services resulted in greater income from check cashing, ATM fees, appraisal fees and wire transfer fees.

NONINTEREST EXPENSE

      For the years ended December 31, 1999, 1998 and 1997, noninterest expense totaled $10.3 million, $8.5 million and $7.4 million, respectively. The 20.9% increase in 1999 was primarily the result of additional operating expenses incurred at the new Pittsburg, Texas location which opened in May 1999 and in connection with the addition of the Sulphur Springs and Commerce locations acquired from First American in September 1999. These new locations as well as customer growth in various other markets contributed to the increase in employee compensation and benefits as the Company's number of full-time equivalent employees grew from 135 at December 31, 1998 to 192 at December 31, 1999. In addition, bank premises and fixed asset expense increased from $1.2 million to $1.4 million, an increase of $200,000 or 16.5%. Legal and professional fees increased $107,000 or 27.3% due to independent loan review expenses and bankruptcy and litigation proceedings.

      The increase in total noninterest expense for 1998 over 1997 of $1.0 million or 14.0% was primarily the result of the opening of the initial opening of the Texarkana location in August 1997. The Company's efficiency ratios, calculated by dividing total noninterest expenses (excluding securities losses) by net interest income plus noninterest income, were 71.12% in 1999, 69.33% in 1998 and 71.09% in 1997.

      The following table presents for the periods indicated the major categories of noninterest expense:

                                                      YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                    1999       1998        1997
                                                   -------    -------    -------
                                                       (DOLLARS IN THOUSANDS)
Employee compensation and benefits ............    $ 5,666    $ 4,458    $ 3,717
Non-staff expenses:
  Net bank premises and fixed asset expense ...      1,405      1,206      1,125
  Office and computer supplies ................        309        280        291
  Legal and professional fees .................        499        392        335
  Advertising .................................        231        254        246
  Postage .....................................        140        132        119
  FDIC insurance ..............................         33         26         23
  Other .......................................      1,976      1,740      1,590
                                                   -------    -------    -------
          Total non-staff expenses ............      4,593      4,030      3,729
                                                   -------    -------    -------
          Total noninterest expense ...........    $10,259    $ 8,488    $ 7,446
                                                   =======    =======    =======

INCOME TAXES

      Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense. The Company utilized tax benefits on leveraged lease transactions in the amounts of $423,000, $430,000 and $530,000 in 1999, 1998 and 1997, respectively. The effective tax rates in 1999, 1998 and 1997 were 19.27%, 16.83% and 10.21%, respectively. Income taxes for financial purposes in the consolidated statements of earnings differ from the amount computed by applying the statutory income tax rate of 34% to earnings before income taxes. The difference in the statutory rate is primarily due to the tax benefits on the leveraged lease transactions and non-taxable income.

      Additionally, the State of Texas imposes a Texas franchise tax. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. Total franchise tax expense was $40,000 in 1999, $52,000 in 1998 and $34,000 in 1997. Such expense was included as a part of other noninterest expense.

IMPACT OF INFLATION

      The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "-Interest Rate Sensitivity and Liquidity" below.

FINANCIAL CONDITION

LOAN PORTFOLIO

      The Company provides a broad range of commercial, real estate and consumer loan products to small and medium-sized businesses and individuals. The Company aggressively pursues qualified lending customers in both the commercial and consumer sectors, providing customers with direct access to lending personnel and prompt, professional service. The 77.7% loan to deposit ratio as of December 31, 1999, reflects the Company's commitment as an active lender in the local business communities it serves. Total loans were $255.2 million at December 31, 1999, an increase of $69.3 million or 37.3% compared with $185.9 million at December 31, 1998. In 1998, total loans increased by $28.5 million or 18.1% to $185.9 million from $157.4 million at December 31, 1997. In 1997, total loans increased by $18.1 million or 13.0% from $139.3 million at December 31, 1996. The growth in loans reflects the improving local economy, an aggressive advertising campaign, the Company's pro-lending reputation and the solicitation of new companies and individuals entering the Company's market areas.

      The following table summarizes the loan portfolio of the Company by type of loan as of the dates indicated:

                                                                    DECEMBER 31,
                                        ----------------------------------------------------------------------
                                                1999                     1998                     1997
                                        --------------------     --------------------     --------------------
                                         AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
                                        --------    --------     --------    --------     --------    --------
                                                                (DOLLARS IN THOUSANDS)
Commercial and  industrial .........    $ 61,153       23.96%    $ 51,589       27.75%    $ 36,598       23.26%
Agriculture ........................       9,102        3.57        7,652        4.11        8,174        5.19
Real estate:
    Construction and land
         development ...............       7,926        3.11        3,130        1.68        3,072        1.95
    One to four family residential .      83,777       32.83       48,376       26.02       41,398       26.30
    Farmland .......................       7,976        3.13        7,258        3.90        6,492        4.12
    Non-residential and non-farmland      52,303       20.49       47,977       25.81       42,363       26.92
    Multi-family residential .......       6,239        2.44          844        0.45          360        0.23
Consumer ...........................      26,733       10.47       19,060       10.28       18,938       12.03
                                        --------    --------     --------    --------     --------    --------
         Total loans ...............    $255,209      100.00%    $185,886      100.00%    $157,395      100.00%
                                        ========    ========     ========    ========     ========    ========

                                                        DECEMBER 31,
                                        ---------------------------------------------
                                                1996                     1995
                                        --------------------     --------------------
                                         AMOUNT      PERCENT      AMOUNT     PERCENT
                                        --------    --------     --------    --------
                                                    (DOLLARS IN THOUSANDS)
Commercial and  industrial .........    $ 29,412       21.11%    $ 26,099       20.67%
Agriculture ........................       7,159        5.14        6,466        5.12
Real estate:
    Construction and land
         development ...............       2,292        1.65        2,948        2.33
    One to four family residential .      36,967       26.54       35,024       27.73
    Farmland .......................       6,685        4.80        5,865        4.64
    Non-residential and non-farmland      36,460       26.18       29,672       23.50
    Multi-family residential .......         535        0.38          388        0.31
Consumer ...........................      19,779       14.20       19,825       15.70
                                        --------    --------     --------    --------
         Total loans ...............    $139,289      100.00%    $126,287      100.00%
                                        ========    ========     ========    ========

      The primary lending focus of the Company is on loans to small and medium-sized businesses and one to four family residential mortgage loans. The Company's commercial lending products include business loans, commercial real estate loans, equipment loans, working capital loans, term loans, revolving lines of credit and letters of credit. Most commercial loans are collateralized and on payment programs. The purpose of a particular loan generally determines its structure. In almost all cases, the Company requires personal guarantees on commercial loans to help assure repayment.

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

      The Company rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loans above $500,000 are evaluated and acted upon by the Executive Committee, which meets weekly and are reported to the Board of Directors. The Company's strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis;
(ii) investing funds properly for the benefit of shareholders and the protection of depositors; (iii) serving the legitimate needs of the community and the Company's general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and (vi) ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. The Company's loan review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, the Company has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum. Management believes that this strict adherence to conservative loan policy guidelines has contributed to the Company's below average level of loan losses compared to its industry peer group over the past few years.

      The Company's loans collateralized by one to four family residential real estate generally are originated in amounts of no more than 90% of the lower of cost or appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Of the mortgages originated, the Company generally retains mortgage loans with short terms or variable rates and sells longer-term fixed-rate loans that do not meet the Company's credit underwriting standards. Prior to the acquisition of First American, the Company sold such loans to Texas Independent Bank Mortgage Company, however, since the First American acquisition, the Company sells these loans in the secondary market through Guaranty Mortgage Company.

      As of December 31, 1999, the Company's one to four family residential real estate loan portfolio was $83.8 million. Of this amount, $34.8 million is repriceable in one year or less and an additional $31.7 million is repriceable from one year to five years. These high percentages in short-term real estate loans reflect the Company's commitment to reducing interest rate risk.

      The Company provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of December 31, 1999, the Company had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. During the last two years, management has placed tighter controls on consumer credit due to record high personal bankruptcy filings nationwide. This concern also prompted management to sell its credit card portfolio at book value to Texas Independent Bank in March 1997.

      The contractual maturity ranges of the commercial, industrial and real estate construction loan portfolio and the amount of such loans with predetermined interest rates in each maturity range as of December 31, 1999, are summarized in the following table:

                                                              DECEMBER 31, 1999
                                            ----------------------------------------------------
                                                          AFTER ONE
                                             ONE YEAR      THROUGH        AFTER
                                             OR LESS      FIVE YEARS    FIVE YEARS      TOTAL
                                            ----------    ----------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
Commercial and industrial ..............    $   49,538    $   10,641    $      974    $   61,153
Real estate construction ...............         6,847         1,017            62         7,926
                                            ----------    ----------    ----------    ----------
          Total ........................    $   56,385    $   11,658    $    1,036    $   69,079
                                            ==========    ==========    ==========    ==========

Loans with a predetermined interest rate    $   29,001    $   13,481    $    2,945    $   45,427
Loans with a floating interest rate ....        11,507         9,584         2,561        23,652
                                            ----------    ----------    ----------    ----------
          Total ........................    $   40,508    $   23,065    $    5,506    $   69,079
                                            ==========    ==========    ==========    ==========

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

      The Company's conservative lending approach, as well as a healthy local economy, has resulted in strong asset quality. Nonperforming assets at December 31, 1999, decreased 12.5% to $1.1 million compared with $1.3 million at December 31, 1998. Nonperforming assets were $1.9 million at December 31, 1997. This resulted in ratios of nonperforming assets to total loans plus other real estate of 0.43%, 0.67% and 1.22% for the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual is recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring, however, the Company had no restructured loans at either December 31, 1999, December 31, 1998 or December 31, 1997. In addition to an internal loan review, the Company retains IBS for an annual external review to evaluate the loan portfolio.

      The Company maintains current appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses. The Company records other real estate at fair value at the time of acquisition, less estimated costs to sell.

      The following table presents information regarding nonperforming assets at the dates indicated:


                                                               DECEMBER 31,
                                           --------------------------------------------------
                                            1999       1998       1997       1996       1995
                                           ------     ------     ------     ------     ------
                                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans ......................    $  443     $  290     $  298     $  722     $  817
Accruing loans past due 90 days or more
                                              574        866        918        411        172
Restructured loans ....................      --         --         --         --           10
Other real estate .....................        79         97        714        953      1,016
                                           ------     ------     ------     ------     ------
          Total nonperforming assets ..    $1,096     $1,253     $1,930     $2,086     $2,015
                                           ======     ======     ======     ======     ======
Nonperforming assets to total loans and
    other real estate .................      0.43%      0.67%      1.22%      1.49%      1.58%

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

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses, which it believes, is adequate for estimated losses in the Company's loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of its loan portfolio through an annual external loan review conducted by IBS and the annual examination of the Company's financial statements by its independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

      The Company follows an internal loan review program to evaluate the credit risk in the loan portfolio. In addition, the Company contracts with IBS to annually perform an external loan review. Through the loan review process, the Company maintains an internally classified loan list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans internally classified as "substandard" or in the more severe categories of "doubtful" or "loss" are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. At December 31, 1999, the Company had $7.5 million of such loans compared with $2.8 million at December 31, 1998, a 167.9% increase. This increase is due primarily to the classification of approximately $2.5 million in loans as substandard during 1999. The classification was made due to cash flow deficiencies and the acquisition of approximately $2.2 million of internally classified substandard problem assets from First American.

           In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate "watch list" which further aids the Company in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses. At December 31, 1999, the Company had $3.0 million of such loans compared with $1.8 million at December 31, 1998, a 66.7% increase.

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

      For the twelve months ended December 31, 1999, net loan charge-offs totaled $177,000 or 0.08% of average loans outstanding for the period, compared with $157,000 in net loan charge-offs or 0.09% of average loans for the year ended December 31, 1998. During 1999, the Company recorded a provision for loan losses of $310,000 compared with $540,000 for 1998. The decrease in the provision for 1999 is due primarily to the $846,000 balance in the allowance for loan losses acquired from First American and the decrease of nonperforming loans during the year. The Company made a provision for loan losses of $355,000 for 1997. At December 31, 1999, the allowance for loan losses totaled $2.5 million, or 0.98% of total loans. At December 31, 1998, the allowance for loan losses totaled $1.5 million or 0.81% of total loans.

      The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                                           YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------
                                                       1999          1998           1997           1996           1995
                                                    ---------      ---------      ---------      ---------      ---------
                                                                               (DOLLARS IN THOUSANDS)
Average loans outstanding ......................    $ 213,737      $ 169,754      $ 146,061      $ 132,400      $ 124,209
                                                    =========      =========      =========      =========      =========
Gross loans outstanding at end of period .......    $ 255,209      $ 185,886      $ 157,395      $ 139,289      $ 126,287
                                                    =========      =========      =========      =========      =========
Allowance for loan losses at beginning
     of period .................................    $   1,512      $   1,129      $   1,055      $   1,005      $   1,012
Provision for loan losses ......................          310            540            355            206            149
Balance acquired with First American acquisition          846           --             --             --             --
Charge-offs:
     Commercial and industrial .................          (64)          (113)           (53)          (116)          (184)
     Real estate ...............................           (2)           (14)          (170)           (66)           (19)
     Consumer ..................................         (267)          (149)          (162)          (101)           (95)
Recoveries:
     Commercial and industrial .................           65             33             65             65             81
     Real estate ...............................           42             26             13             23             15
     Consumer ..................................           49             60             26             39             46
                                                    ---------      ---------      ---------      ---------      ---------
Net loan charge-offs ...........................         (177)          (157)          (281)          (156)          (156)
                                                    ---------      ---------      ---------      ---------      ---------
Allowance for loan losses at end of period .....    $   2,491      $   1,512      $   1,129      $   1,055      $   1,005
                                                    =========      =========      =========      =========      =========
Ratio of allowance to end of
     period loans ..............................         0.98%          0.81%          0.72%          0.76%          0.80%
Ratio of net loan charge-offs to
     average loans .............................         0.08%          0.09%          0.19%          0.12%          0.13%
Ratio of allowance to end of period
     nonperforming loans .......................       244.94%        130.80%         92.85%         93.12%        100.60%

      The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                           DECEMBER 31,
                                                       -----------------------------------------------------
                                                                 1999                         1998
                                                       ------------------------     ------------------------
                                                                     PERCENT OF                   PERCENT OF
                                                                       LOANS TO                    LOANS TO
                                                         AMOUNT      TOTAL LOANS      AMOUNT      TOTAL LOANS
                                                       ----------    ----------     ----------    ----------
                                                                               (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable to:
   Commercial, industrial and agriculture .........    $    1,543         27.53%    $      932         31.86%
   Real estate:
        Construction and land development .........          --            3.11           --            1.68
        One to four family residential ............           110         32.83             67         26.02
        Commercial mortgage .......................           176         20.49            145         25.81
        Farmland ..................................          --            3.13           --            3.90
        Multi-family ..............................          --            2.44           --            0.45
    Consumer ......................................           262         10.47            166         10.28
    Unallocated ...................................           400          --              202          --
                                                       ----------    ----------     ----------    ----------
            Total allowance for loan losses .......    $    2,491        100.00%    $    1,512        100.00%
                                                       ==========    ==========     ==========    ==========

                                                                                  DECEMBER 31,
                                               ----------------------------------------------------------------------------------
                                                         1997                         1996                        1995
                                               ------------------------     ------------------------     ------------------------
                                                             PERCENT OF                   PERCENT OF                   PERCENT OF
                                                               LOANS TO                    LOANS TO                     LOANS TO
                                                 AMOUNT      TOTAL LOANS      AMOUNT      TOTAL LOANS      AMOUNT      TOTAL LOANS
                                               ----------    ----------     ----------    ----------     ----------    ----------
                                                                             (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
Commercial, industrial and agriculture ....    $      554         28.45%    $      501         26.25%    $      320         25.79%
Real estate:
  Construction and land development .......          --            1.95           --            1.65           --            2.33
  One to four family residential ..........            58         26.30             86         26.54             95         27.73
  Commercial mortgage .....................           128         26.92             91         26.18             93         23.50
  Farmland ................................          --            4.12           --            4.80           --            4.64
  Multi-family ............................          --            0.23           --            0.38           --            0.31
Consumer ..................................           171         12.03            128         14.20            124         15.70
Unallocated ...............................           218          --              249          --              373          --
                                               ----------    ----------     ----------    ----------     ----------    ----------
        Total allowance for loan losses ...    $    1,129        100.00%    $    1,055        100.00%    $    1,005        100.00%
                                               ==========    ==========     ==========    ==========     ==========    ==========

SECURITIES

      The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. At December 31, 1999, investment securities totaled $79.8 million, an increase of $28.4 million from $51.4 million at December 31, 1998. The increase was primarily attributable to the investment of additional funds both internally generated and acquired with the First American acquisition. During 1998, securities decreased approximately $6.7 million from $58.1 million at December 31, 1997, to $51.4 million at December 31, 1998. The decrease was primarily attributable to the Company's strong loan demand that increased loans by approximately $28.5 million during 1998. At December 31, 1999, investment securities represented 21.5% of total assets compared to 18.8% of total assets at December 31, 1998. The yield on the investment portfolio for the year ended December 31, 1999, was 6.22% compared to a yield of 6.47% for the year ended December 31, 1998.

      During 1999, the Company invested in collateralized mortgage obligations ("CMOs") in its securities portfolio. A CMO is collateralized directly by mortgages or by mortgage-backed securities issued by government agencies. These investments were made in order to obtain higher yielding securities with more defined cash flows and shorter average lives.

      The following table summarizes the amortized cost of investment securities held by the Company as of the dates shown:

                                                            DECEMBER 31,
                                                   -----------------------------
                                                    1999        1998       1997
                                                   -------    -------    -------
                                                      (DOLLARS IN THOUSANDS)
U.S. Treasury securities ......................    $   993    $ 3,115    $14,372
U.S. Government  securities ...................     25,859     27,114     20,366
Mortgage-backed securities ....................     31,610     17,884     20,664
CMOs ..........................................     17,451       --         --
Equity securities .............................      1,420      1,092        992
State and municipal securities ................      3,602      1,825      1,379
                                                   -------    -------    -------
          Total securities ....................    $80,935    $51,030    $57,773
                                                   =======    =======    =======

      The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 1999:

                                                                          DECEMBER 31, 1999
                                    -----------------------------------------------------------------------------------------------
                                                          AFTER ONE         AFTER FIVE
                                         WITHIN        YEAR BUT WITHIN    YEARS BUT WITHIN
                                        ONE YEAR         FIVE YEARS          TEN YEARS         AFTER TEN YEARS         TOTAL
                                    ----------------  ----------------   ------------------   ------------------ ------------------
                                    AMOUNT    YIELD    AMOUNT   YIELD     AMOUNT     YIELD     AMOUNT   YIELD     AMOUNT     YIELD
                                    -------  -------  -------  -------   -------    -------   -------  -------   -------    -------
                                                                      (DOLLARS IN THOUSANDS)
U.S. Treasury securities .......    $  --         -%  $   993     5.57%  $  --           -%   $  --         -%   $   993       5.57%
U.S. Government securities .....      3,216     5.58   14,096     6.01     8,547       6.13      --       --      25,859       6.00
Mortgage-backed securities .....       --       --      4,275     6.78    10,112       6.39    17,223     6.50    31,610       6.50
CMOs ...........................       --       --        384     6.19     4,119       6.33    12,948     6.76    17,451       6.65
Equity securities ..............       --       --       --       --        --         --       1,420     5.07     1,420       5.07
State and municipal securities .         10     5.67       60     6.07     2,586       4.47       946     5.27     3,602       4.71
                                    -------  -------  -------  -------   -------    -------   -------  -------   -------    -------
        Totals .................    $ 3,226     5.58% $19,808     6.16%  $25,364       6.10%  $32,537     6.51%  $80,935       6.26%
                                    =======  =======  =======  =======   =======    =======   =======  =======   =======    =======

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

      The following table summarizes the carrying value and classification of securities as of the dates shown:

                                                        DECEMBER 31,
                                             -----------------------------------
                                              1999           1998          1997
                                             -------       -------       -------
                                                   (DOLLARS IN THOUSANDS)
Available-for-sale ...................       $79,761       $44,305       $42,906
Held-to-maturity .....................          --           7,062        15,233
                                             -------       -------       -------
          Total securities ...........       $79,761       $51,367       $58,139
                                             =======       =======       =======

      The following table summarizes the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

                                                           DECEMBER 31, 1999                             DECEMBER 31, 1998
                                                ----------------------------------------    ----------------------------------------
                                                            GROSS       GROSS                           GROSS      GROSS
                                               AMORTIZED  UNREALIZED UNREALIZED    FAIR    AMORTIZED  UNREALIZED UNREALIZED   FAIR
                                                 COST       GAIN       LOSS       VALUE      COST       GAIN       LOSS       VALUE
                                                -------    -------    -------    -------    -------    -------    -------    -------
                                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury securities ...................    $   993    $  --      $     6        987    $ 3,015    $    29    $  --      $ 3,044
U.S. Government securities .................     25,859          6        649     25,216     27,114        241          5     27,350
Mortgage-backed securities .................     31,610         35        388     31,257     12,747         77          5     12,819
CMOs .......................................     17,451         55        141     17,365       --         --         --         --
Equity securities ..........................      1,420       --         --        1,420      1,092       --         --        1,092
State and municipal securities .............      3,602         13         99      3,516       --         --         --         --
                                                -------    -------    -------    -------    -------    -------    -------    -------
      Total ................................    $80,935    $   109    $ 1,283    $79,761    $43,968    $   347    $    10    $44,305
                                                =======    =======    =======    =======    =======    =======    =======    =======

                                                  DECEMBER 31, 1997
                                    --------------------------------------------
                                                 GROSS       GROSS
                                    AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                      COST        GAIN       LOSS        VALUE
                                    --------    --------    --------    --------
                                             (DOLLARS IN THOUSANDS)

U.S. Treasury securities .......... $ 12,178    $    272    $   --      $ 12,450
U.S. Government securities ........   16,174          94        --        16,268
Mortgage-backed securities ........   13,196        --          --        13,196
CMOs ..............................     --          --          --          --
Equity securities .................      992        --          --           992
State and municipal securities ....     --          --          --          --
                                    --------    --------    --------    --------
       Total ...................... $ 42,540    $    366    $   --      $ 42,906
                                    ========    ========    ========    ========

      The following table summarizes the amortized cost of securities classified as held-to-maturity and their approximate fair values as of the dates shown:

                                                  DECEMBER 31, 1999                                 DECEMBER 31, 1998
                                      --------------------------------------------    --------------------------------------------
                                                   GROSS        GROSS                              GROSS        GROSS
                                      AMORTIZED  UNREALIZED   UNREALIZED    FAIR      AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                        COST        GAIN        LOSS        VALUE       COST        GAIN        LOSS       VALUE
                                      --------    --------    --------    --------    --------    --------    --------    --------
                                                                (DOLLARS IN THOUSANDS)
U.S. Treasury securities .........    $   --      $   --      $   --      $   --      $    100    $      1    $   --      $    101
U.S. Government securities .......        --          --          --          --          --          --          --          --
Mortgage-backed securities .......        --          --          --          --         5,137          74           2       5,209
CMOs .............................        --          --          --          --          --          --          --          --
State and municipal securities ...        --          --          --          --         1,825          65           4       1,886
                                      --------    --------    --------    --------    --------    --------    --------    --------
     Total .......................    $   --      $   --      $   --      $   --      $  7,062    $    140    $      6    $  7,196
                                      ========    ========    ========    ========    ========    ========    ========    ========

                                                 DECEMBER 31, 1997
                                    --------------------------------------------
                                                 GROSS        GROSS
                                    AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                      COST        GAIN        LOSS       VALUE
                                    --------    --------    --------    --------
                                               (DOLLARS IN THOUSANDS)
U.S. Treasury securities ........   $  2,194    $      8    $   --      $  2,202
U.S. Government securities ......      4,192         144        --         4,336
Mortgage-backed securities ......      7,468        --          --         7,468
CMOs ............................       --          --          --          --
State and municipal securities ..      1,379          96        --         1,475
                                    --------    --------    --------    --------
     Total ......................   $ 15,233    $    248    $   --      $ 15,481
                                    ========    ========    ========    ========

      Mortgage-backed securities are securities, which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings and minimum regular monthly cash flows of principal and interest, which are guaranteed by the issuing agencies. All the Company's mortgage-backed securities at December 31, 1999 were agency-issued collateral obligations.

      At December 31, 1999, 61.5% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Therefore, the average life, or the average amount of time until the Company receives the total amount invested, of the mortgage-backed security will be shorter than the contractual maturity. The Company estimates the remaining average life of the fixed-rate mortgage-backed security portfolio to be less than five years. Mortgage-backed securities, which are purchased at a premium, will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. Approximately $10.4 million of the Company's mortgage-backed securities and CMOs earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

PREMISES AND EQUIPMENT

      Premises and equipment totaled $11.7 million at December 31, 1999 and $7.0 million at December 31, 1998. The net change reflects an increase of $4.7 million or 65.8% in fixed assets. The increase is primarily due to the purchase of the land and building in Pittsburg, Texas for a new full-service location which opened in May 1999, the First American acquisition, which included full-service bank facilities in Sulphur Springs and Commerce, Texas, and the building of an operations center in Mount Pleasant, Texas to handle the additional staff required due to increased volumes and locations.

OTHER ASSETS

      On July 1, 1998, the Company invested $3.1 million in single insurance premium policies. Such policies insured the lives of certain key senior officers. As of December 1999, the net surrender values of these policies totaled $3.9 million.

DEPOSITS

      The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposit accounts consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have or accept any brokered deposits.

      Total deposits at December 31, 1999, increased to $328.6 million from $242.3 million at December 31, 1998, an increase of $86.3 million or 35.6%. The increase can be attributed to several factors. First, the Company's certificates of deposits increased from $130.7 million at December 31, 1998, to $181.2 million at December 31, 1999, a $50.5 million or 38.6% increase for the year. Second, public fund deposits were $37.4 million at December 31, 1999, an increase of $10.0 million or 36.6% from $27.4 million at December 31, 1998. One contract, Lamar County, was added in 1999 and no contracts were added in 1998. Third, the Company continues to expand its customer base with its free checking product and its Premier money market account. The number of checking accounts increased 26.6% to 18,454 while the number of Premier money market accounts increased 29.5% to 1,955 during 1999. The Paris and Texarkana locations, as well as the new Pittsburg, Sulphur Springs, and Commerce locations, increased their deposits by a combined $84.4 million during the year ended December 31, 1999. Management believes these locations will continue to gain market share as the Company becomes better known in these communities. In 1998, deposits rose to $242.3 million from $223.0 million in 1997, an increase of $19.4 million or 8.7%. This increase is primarily attributable to an increase in certificates of deposits of $11.1 million and an increase in public funds of $6.3 million. The Company's ratio of average noninterest-bearing demand deposits to average total deposits for years ended December 31, 1999, 1998 and 1997, were 18.0%, 18.1% and 17.8%, respectively.

      The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 1999, 1998 and 1997 are presented below:

                                                                YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------
                                                1999                     1998                     1997
                                        --------------------     --------------------     --------------------
                                         AMOUNT      RATE         AMOUNT       RATE        AMOUNT       RATE
                                        --------    --------     --------    --------     --------    --------
                                                                (DOLLARS IN THOUSANDS)
Regular savings ....................    $  8,427        2.50%    $  7,653        2.68%    $  7,555        2.74%
NOW accounts .......................      24,214        2.49       19,276        2.64       17,516        2.78
Money market checking ..............      42,228        4.15       32,347        4.02       31,565        4.12
Time deposits less than $100,000 ...      89,889        5.03       78,724        5.37       70,743        5.32
Time deposits $100,000 and over ....      62,065        5.16       48,748        5.50       43,853        5.53
                                        --------    --------     --------    --------     --------    --------
     Total interest-bearing deposits    $226,823        4.54%    $186,748        4.78%    $171,232        4.78%
Noninterest-bearing deposits .......      49,702        --         41,171        --         37,169        --
                                        --------    --------     --------    --------     --------    --------
          Total deposits ...........    $276,525        3.72%    $227,919        3.92%    $208,401        3.92%
                                        ========    ========     ========    ========     ========    ========

      The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                                             DECEMBER 31, 1999
                                                           ---------------------
                                                          (DOLLARS IN THOUSANDS)
3 months or less ........................................         $23,431
Over 3 months through 6 months ..........................          16,578
Over 6 months through 1 year ............................          24,547
Over 1 year .............................................           8,072
                                                                  -------
          Total .........................................         $72,628
                                                                  =======
OTHER BORROWINGS

      Federal Home Loan Bank ("FHLB") advances may be utilized from time to time as either a short-term funding source or a longer-term funding source. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for two borrowing programs through the FHLB. The first, called "Short Term Fixed," requires delivery of eligible securities for collateral. Maturities under this program range from 1-35 days. The Company does not currently have any borrowings under this program. As of December 31, 1999, the Company does not have any of its investment securities in safekeeping at the FHLB.

      The second borrowing program, the "Blanket Borrowing Program," is under a borrowing agreement, which does not require the delivery of specific collateral. Borrowings are limited to a maximum of 75% of the Company's one to four family residential mortgage loans. At December 31, 1999, the Company had approximately $10.7 million borrowed of a potential $62.8 million available under this program, leaving approximately $52.1 million in available borrowings.

INTEREST RATE SENSITIVITY AND LIQUIDITY

      The Company's Asset Liability and Funds Management Policy provides management with the necessary guidelines for effective funds management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

      Interest rate risk is managed by the Asset Liability Committee ("ALCO"), which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels in interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital based on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of the Company's Board of Directors, management has been given some latitude to increase the Company's interest rate sensitivity position within certain limits if, in management's judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company's financial performance in the future than they have had historically.

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

      The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 1999:

                                                                    VOLUMES SUBJECT TO REPRICING WITHIN
                                     -----------------------------------------------------------------------------------------------
                                        0-30      31-180       181-365        1-3         3-5        5-10     GREATER THAN
                                        DAYS       DAYS         DAYS         YEARS       YEARS       YEARS      10 YEARS     TOTAL
                                     ---------   ---------    ---------    ---------   ---------   ---------    ---------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Securities .....................$   6,155   $   6,329    $   9,945    $  14,881   $  20,420   $  19,076    $   2,955  $  79,761
     Loans ..........................   94,083      33,399       24,999       41,592      39,686      15,970        5,480    255,209
     Federal funds sold .............    1,140        --           --           --          --          --           --        1,140
     Due from banks .................       50        --           --           --          --          --           --           50
                                     ---------   ---------    ---------    ---------   ---------   ---------    ---------  ---------
          Total interest-earning
                assets ..............  101,428      39,728       39,944       56,473      60,106      35,046        8,435    341,160
                                     ---------   ---------    ---------    ---------   ---------   ---------    ---------  ---------
Interest-bearing liabilities:
     NOW, money market and
          savings deposits ..........   91,003        --           --           --          --          --           --       91,003
     Certificates of deposit and
          other time deposits .......   22,712      66,294       71,989       17,253       2,882        --            100    181,230
     Borrowed funds .................    7,024         122          150        3,403        --          --           --       10,699
                                     ---------   ---------    ---------    ---------   ---------   ---------    ---------  ---------
          Total interest-bearing
               liabilities ..........  120,739      66,416       72,139       20,656       2,882        --            100    282,932
                                     ---------   ---------    ---------    ---------   ---------   ---------    ---------  ---------
Period GAP ..........................$ (19,311)  $ (26,688)   $ (37,195)   $  35,817   $  57,224   $  35,046    $   8,335  $  53,228
Cumulative GAP ......................$ (19,311)  $ (45,999)   $ (83,194)   $ (47,377)  $   9,847   $  44,893    $  53,228
Period GAP to total assets ..........    (5.21)%     (7.20)%     (10.04)%       9.67%      15.45%       9.46%        2.25%
Cumulative GAP to total assets ......    (5.21)%    (12.42)%     (22.46)%     (12.79)%      2.66%      12.12%       14.37%
Cumulative interest-earning assets
     to cumulative interest-bearing
     liabilities ....................     84.01%      75.42%       67.92%      83.08%     103.48%     115.87%      118.81%

      The Company's one-year cumulative GAP position at December 31, 1999, was negative $83.2 million or 10.04% of assets. This is a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. The Company maintains a Rate Committee and the ALCO that reviews the Company's interest rate risk position on a weekly or monthly basis, respectively.

      Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's liquidity needs are met primarily by financing activities, which consisted mainly of growth in core deposits, supplemented by investment securities and earnings through operating activities. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external-funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

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

      Shareholders' equity increased to $28.5 million at December 31, 1999, from $23.8 million at December 31, 1998, an increase of $4.7 million or 19.8%. This increase was primarily the result of net income of $3.1 million, and net proceeds from the First American acquisition of $3.5 million, offset by the payment of Common Stock dividends of $768,000, the net change in unrealized loss on available for-sale securities of $997,000 and the purchase of treasury stock of $174,000. During 1998, shareholders' equity increased by $5.5 million or 30.4%, from $18.3 million at December 31, 1997. The increase was primarily the result of net income of $2.7 million and net proceeds from the Company's initial public offering of $4.4 million, offset by the payment of Common Stock and preferred stock dividends of $696,000 and $37,000, respectively, and the redemption of preferred stock of $827,000.

      The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1999 to the minimum and well-capitalized regulatory standards:

                                                                               TO BE WELL
                                                MINIMUM REQUIRED           CAPITALIZED UNDER
                                                   FOR CAPITAL             PROMPT CORRECTIVE       ACTUAL RATIO AT
                                                ADEQUACY PURPOSES          ACTION PROVISIONS      DECEMBER 31, 1999
                                                -----------------          -----------------      -----------------
THE COMPANY
  Leverage ratio ..........................          3.00% (1)                    N/A                   8.21%
  Tier 1 risk-based capital ratio .........           4.00%                       N/A                   9.86%
  Risk-based capital ratio ................           8.00%                       N/A                   10.83%
THE BANK
  Leverage ratio ..........................          3.00% (2)                   5.00%                  7.84%
  Tier 1 risk-based capital ratio .........           4.00%                      6.00%                  9.39%
  Risk-based capital ratio ................           8.00%                     10.00%                  10.36%

----------------------
(1) The Federal Reserve may require the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.
(2) The FDIC may require the Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

YEAR 2000 COMPLIANCE

      GENERAL. The Year 2000 risk involved computer programs and computer software that are not able to perform without interruption into and during the Year 2000. If computer systems did not correctly recognize the date change from December 31, 1999, to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payments or due dates or caused the temporary inability to process transactions, send invoices or engage in similar normal business activities. If the Company, its suppliers and its borrowers, failed to address these issues there could be a material adverse impact on the Company's financial condition or results of operations.


      STATE OF READINESS. The Company formally initiated its Year 2000 project and plan in August 1997 to insure that its operational and financial systems would not be adversely affected by Year 2000 problems. The Company formed a Year 2000 project team, and the Board of Directors and management supported all compliance efforts and allocated the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could have been affected by the Year 2000 date change was developed, verified and categorized as to their importance to the Company and an assessment of all mission critical IT and mission critical non-IT systems was completed. This assessment involved inputting test data which simulated the Year 2000 date change into such IT systems and reviewing the system output for accuracy. The Company's assessment of mission critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believed that none of its critical systems were date dependent. The software for the Company's systems is provided through service bureaus and software vendors. The Company contacted all of its third party vendors and software providers and required them to demonstrate and represent that the products provided were Year 2000 compliant and a program of testing compliance was planned. The Company's item processing software provider, which performs substantially all of the Company's data processing functions, stated that its software is Year 2000 compliant and pursuant to applicable regulatory guidelines the Company tested scenarios to verify this assertion. In addition, the FDIC reviewed the Company's compliance with Year 2000 issues on several occasions.

      RISKS RELATED TO THIRD PARTIES. The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar depositors (aggregate deposits over $100,000) and loan customers ($150,000 or more) and, based on information available to the Company, conducted evaluations to determine which of those customers were likely to be affected by Year 2000 issues. In addition, corporate borrowers were contacted and assessed by their respective lending officers and scored on a scale of one, two or three, with three being the least affected by Year 2000 issues. A corporate borrower, which received a rating of one or two, was subsequently contacted to assess Year 2000 readiness efforts. To the extent a problem was identified with respect to a customer, the Company monitored the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affected borrowers, the Company may be required to charge-off the loan to such borrowers. For a discussion of possible effects of such charge-offs, see "Contingency Plans" below. The Company is not aware of any material problem by any of its customers that would affect their repayment of any such loans. With respect to depositors, the Company had additional cash on hand to handle any excessive withdrawals. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company.

      TRANSITION INTO THE YEAR 2000. The Company suffered no failures in any system or product upon the date change from December 31, 1999 to January 1, 2000. In addition, management is not aware of any vendor or provider used by the Company for data processing or related services which experienced a material failure of its product or service due to a Year 2000 related problem. The Company is also subject to risks associated with Year 2000 noncompliance by its customers. Management is not aware of any customer which suffered losses related to a Year 2000 problem which would adversely affect that customer's financial condition or its ability to repay any outstanding loan it has with the Company.

      COST OF COMPLIANCE. The Company budgeted $50,000 to address Year 2000 issues. As of February 15, 2000, the Company's expenses did not exceed the amount budgeted. While the Company believes that it will incur no additional material expenses related to the Year 2000 issue, there can be no assurance that the Company will not be impacted by a Year 2000 related problem which occurs after the date hereof or by the failure of a third party to achieve proper Year 2000 compliance.

      ONGOING PLANS. Although many of the critical dates related to potential Year 2000 related problems have passed, experts predict that Year 2000 related failures could occur throughout the year, such as on February 29, 2000 and December 31, 2000. Accordingly, the Company's Year 2000 project team will continue to monitor the Company's IT and non-IT systems and attempt to identify any potential problems during the course of the year. In addition, the Company will continue to monitor the Year 2000 compliance of the third parties with which the Company transacts business.

      CONTINGENCY PLANS. The Company continues to maintain its contingency plans with respect to Year 2000 and believes that if its own systems should fail, the Company could convert to a manual entry system for a period of up to three months without significant losses. The Company believes that any mission critical system could be recovered and operating within three to five days. In the event that the Federal Reserve is unable to handle electronic funds transfers and check clearing, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative funds transfer and clearing source. As part of its contingency planning, the Company reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review and the fact that no material problems occurred at the date rollover, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses may still be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $100,000. Management does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for loan losses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Information on the change in accountant of the Company reported in a Current Report on Form 8-K/A filed February 25, 2000, is incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information under the captions "Election of Directors," "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation and Other Matters" in the 2000 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 2000 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Interests of Management and Others in Certain Transactions" in the 2000 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

      Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Financial Statements:

      Independent Auditor's Report
      Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Earnings for the Years Ended December 31, 1999, 1998 and 1997
      Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
      Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
      Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

      All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

      Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------
     2.1 Agreement and Plan of Reorganization dated as of April 23, 1999 between First American Financial Corporation and Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit
                  2.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-81881)).

     2.2 First Amendment to the Agreement and Plan of Reorganization between First American Financial Corporation and Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit
                  2.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-81881)).

     2.3 Second Amendment to the Agreement and Plan of Reorganization between First American Financial Corporation and Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit
                  2.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-81881)).

     3.1 Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48959) (the "Registration Statement")).

     3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

     4 Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

    10.1 Guaranty Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

    21 Subsidiaries of Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).

    23.1*         Consent of Arnold, Walker, Arnold & Co., P. C.

    27*           Financial Data Schedule.

REPORTS ON FORM 8-K

    The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1999.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Guaranty Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mount Pleasant and the State of Texas on March 10, 2000.


                                        GUARANTY BANCSHARES, INC.



                                        By: /s/ ARTHUR B. SCHARLACH, JR.
                                            ----------------------------
                                                Arthur B. Scharlach, Jr.
                                                PRESIDENT

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report or amendment thereto has been signed by the following persons in the indicated capacities on March 10, 2000.

                        SIGNATURE                                            POSITIONS
                        ---------                                            ---------
                  /S/  BILL G. JONES                            Chairman of the Board and Chief
     -----------------------------------------------            Executive Officer (principal
                       Bill G. Jones                            executive officer)


                  /S/ CLIFTON A. PAYNE                          Senior Vice President, Controller and
     -----------------------------------------------            Director (principal financial officer
                      Clifton A. Payne                          and principal accounting officer)


              /S/ ARTHUR B. SCHARLACH, JR.                      President and Director
     -----------------------------------------------
                Arthur B. Scharlach, Jr.

                   /S/ JOHN A. CONROY                           Director
     -----------------------------------------------
                     John A. Conroy

                    /S/ JONICE CRANE                            Director
     -----------------------------------------------
                      Jonice Crane

                 /S/ C. A. HINTON, SR.                          Director
     -----------------------------------------------
                   C. A. Hinton, Sr.

                   /S/ WELDON MILLER                            Director
     -----------------------------------------------
                     Weldon Miller

                 /S/ D. R. ZACHRY, JR.                          Director
     -----------------------------------------------
                   D. R. Zachry, Jr.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS





                                                                           PAGE
                                                                           ----
Independent Auditor's Report ...............................................F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998................F-3

Consolidated Statements of Earnings for the
 Years Ended December 31, 1999, 1998, and 1997..............................F-4

Consolidated Statements of Shareholders' Equity for the
 Years Ended December 31, 1999, 1998, and 1997..............................F-5

Consolidated Statements of Cash Flows for the
 Years Ended December 31, 1999, 1998, and 1997..............................F-6


Notes to Consolidated Financial Statements .................................F-7

                 [Arnold, Walker, Arnold & Co., P.C. Letterhead]

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Guaranty Bancshares, Inc.

      We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ Arnold, Walker, Arnold & Co.
    ARNOLD, WALKER, ARNOLD & CO., P.C.

Mt. Pleasant, Texas

January 26, 2000

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                                    DECEMBER 31,
                                                              -----------------------
                                                                1999          1998
                                                              ---------     ---------
Cash and cash equivalents
  Cash and due from banks ................................    $  13,102     $   9,691
  Interest bearing deposits in other banks ...............           50         2,030
                                                              ---------     ---------
          Total cash and cash equivalents ................       13,152        11,721
Federal funds sold .......................................        1,140        10,090
Securities
  Available-for-sale .....................................       79,761        44,305
  Held-to-maturity (approximate market value of $7,196
      at December 31, 1998) ..............................         --           7,062
                                                              ---------     ---------
          Total securities ...............................       79,761        51,367
Loans, net ...............................................      252,718       184,374
Premises and equipment, net ..............................       11,662         7,032
Other real estate ........................................           79            97
Accrued interest receivable ..............................        2,735         2,331
Other assets .............................................        9,191         5,894
                                                              ---------     ---------
                                                              $ 370,438     $ 272,906
                                                              =========     =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits
    Noninterest-bearing ..................................    $  56,404     $  47,360
    Interest-bearing deposits ............................      272,233       194,965
                                                              ---------     ---------
          Total deposits .................................      328,637       242,325
  Borrowed funds .........................................       10,699         3,980
  Accrued interest and other liabilities .................        2,606         2,805
                                                              ---------     ---------
          Total liabilities ..............................      341,942       249,110
Commitments and contingencies ............................         --            --
Shareholders' equity
  Common stock ...........................................        3,250         2,898
  Additional capital .....................................       12,659         9,494
  Retained earnings ......................................       13,535        11,181
  Accumulated other comprehensive income
    net unrealized appreciation on available-for-sale
    securities, net of tax of ($400) and $114 ............         (774)          223
                                                              ---------     ---------
                                                                 28,670        23,796
  Less common stock in treasury-at cost ..................          174          --
                                                              ---------     ---------
                                                                 28,496        23,796
                                                              ---------     ---------
                                                              $ 370,438     $ 272,906
                                                              =========     =========

  The accompanying notes are an integral part of these consolidated statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                    1999         1998        1997
                                                                  --------     --------    --------

Interest income
  Loans, including fees ......................................    $ 17,481     $ 14,544    $ 13,051
  Securities
    Taxable ..................................................       3,500        2,991       3,177
    Nontaxable ...............................................         126           64          70
  Federal funds sold and interest bearing deposits ...........         461          769         711
                                                                  --------     --------    --------
          Total interest income ..............................      21,568       18,368      17,009
Interest expense
    Deposits .................................................      10,292        8,926       8,179
    Other ....................................................         214           25          13
                                                                  --------     --------    --------
          Total interest expense .............................      10,506        8,951       8,192

          Net interest income ................................      11,062        9,417       8,817
Provision for loan losses ....................................         310          540         355
                                                                  --------     --------    --------
          Net interest income after provision for losses .....      10,752        8,877       8,462
Noninterest income
  Service charges ............................................       1,901        1,336       1,097
  Net realized gains on sales of available-for-sale securities          11           81          19
  Other income ...............................................       1,462        1,409         541
                                                                  --------     --------    --------
          Total noninterest income ...........................       3,374        2,826       1,657
Noninterest expense
  Employee compensation and benefits .........................       5,666        4,458       3,717
  Occupancy expenses .........................................       1,405        1,206       1,125
  Other operating expenses ...................................       3,188        2,824       2,604
                                                                  --------     --------    --------
           Total noninterest expenses ........................      10,259        8,488       7,446
                                                                  --------     --------    --------
           Earnings before income taxes ......................       3,867        3,215       2,673
Provision for income taxes
  Current ....................................................         977          541         228
  Deferred (benefit) .........................................        (232)        --            45
                                                                  --------     --------    --------
                                                                       745          541         273
                                                                  --------     --------    --------

           NET EARNINGS ......................................    $  3,122     $  2,674    $  2,400
                                                                  ========     ========    ========



Basic earnings per common share ..............................    $   1.03     $   0.95    $   0.91
                                                                  ========     ========    ========
Diluted earnings per common share ............................    $   1.03     $   0.95    $   0.91
                                                                  ========     ========    ========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     ACCUMULATED
                                                                                        OTHER
                                                                                    COMPREHENSIVE
                                                                                      INCOME-NET
                                                                                      UNREALIZED
                                                                                      GAIN (LOSS)
                                                                                     ON SECURITIES    COMMON       TOTAL
                                     PREFERRED      COMMON    ADDITIONAL   RETAINED    AVAILABLE-    STOCK IN   SHAREHOLDERS'
                                       STOCK        STOCK       CAPITAL    EARNINGS     FOR-SALE     TREASURY      EQUITY
                                      --------     --------    --------    --------     --------     --------     --------
Balance at January 1, 1997  ......    $    827     $  2,548    $  5,396    $  7,480     $     19     $    (20)    $ 16,250
                                      --------     --------    --------    --------     --------     --------     --------
Net earnings for the year 1997 ...        --           --          --         2,400         --           --          2,400
Accumulated other comprehensive
income-net change in unrealized
gain (loss) on available-for-sale
securities, net of tax of $114 ...        --           --          --          --            223         --            223
                                      --------     --------    --------    --------     --------     --------     --------
 Total comprehensive income ......        --           --          --         2,400          223         --          2,623
Sale of treasury stock ...........        --           --          --          --           --             20           20
Dividends
   Preferred - $0.45 per share ...        --           --          --           (74)        --           --            (74)
   Common - $0.22 per share ......        --           --          --          (566)        --           --           (566)
                                      --------     --------    --------    --------     --------     --------     --------
Balance at December 31, 1997 .....         827        2,548       5,396       9,240          242         --         18,253
                                      --------    --------    --------     --------     --------     --------     --------
Net earnings for the year 1998 ...        --           --          --         2,674         --           --          2,674
Accumulated other comprehensive
income- net change in unrealized
gain (loss) on available-for-sale
  securities, net of tax of $10 ..        --           --          --          --            (19)        --            (19)
                                      --------     --------    --------    --------     --------     --------     --------
Total comprehensive income .......        --           --          --         2,674          (19)        --          2,655
Purchase of treasury stock .......        --           --          --          --           --             (2)          (2)
Sale of treasury stock ...........        --           --          --          --           --              2            2
Redemption of Preferred stock ....        (827)        --          --          --           --           --           (827)
Sale of Common stock .............        --            350       4,098        --           --           --          4,448
Dividends
   Preferred-$0.225 per share ....        --           --          --           (37)        --           --            (37)
   Common-$0.24 per share ........        --           --          --          (696)        --           --           (696)
                                      --------     --------    --------    --------     --------     --------     --------
Balance at December 31, 1998  ....        --          2,898       9,494      11,181          223         --         23,796
                                      --------     --------    --------    --------     --------     --------     --------
Net earnings for the year 1999  ..        --           --          --         3,122         --           --          3,122
Accumulated other comprehensive
income- net change in unrealized
gain (loss) on available-for-sale
securities, net of tax of ($514) .        --           --          --          --           (997)        --           (997)
                                      --------     --------    --------    --------     --------     --------     --------
Total comprehensive income .......        --           --          --         3,122         (997)        --          2,125
Purchase of treasury stock .......        --           --          --          --           --           (174)        (174)
Stock issued to acquire
First American ...................        --            352       3,165        --           --           --          3,517
Dividends
   Common - $0.25 per share ......        --           --          --          (768)        --           --           (768)
                                      --------     --------    --------    --------     --------     --------     --------
Balance at December 31, 1999 .....    $   --       $  3,250    $ 12,659    $ 13,535     $   (774)    $   (174)    $ 28,496
                                      ========     ========    ========    ========     ========     ========     ========

  The accompanying notes are an integral part of these consolidated statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         1998         1997
                                                              --------     --------     --------

Cash flows from operating activities
      Net earnings .......................................    $  3,122     $  2,674     $  2,400
      Adjustments to reconcile net earnings to
          net cash provided by operating activities
        Depreciation .....................................         672          564          537
        Amortization of premiums, net of (accretion) of
          discounts on securities ........................         196          186           95
        Net realized gain on available-for-sale securities         (11)         (81)         (19)
        Gain on sale of loans ............................        --           (674)        --
        Provision for loan losses ........................         310          540          355
        Write-down of other real estate and
          repossessed assets .............................          13           25          150
        Proceeds from sale of loans ......................        --          1,967         --
        Gain on sale of premises, equipment and other
          real estate ....................................         (90)         (63)         (11)
        Decrease (increase) in accrued interest
          receivable and other assets ....................         843       (3,112)        (623)
        (Decrease) increase in accrued interest
          and other liabilities ..........................        (390)        (128)         287
                                                              --------     --------     --------
             Net cash provided by operating activities ...       4,665        1,898        3,171
Cash flows from investing activities
        Purchases of held-to-maturity securities .........        --           (688)      (7,179)
        Proceeds from sales and maturities of
          available-for-sale securities ..................      17,197       16,186        1,630
        Purchases of available-for-sale securities .......     (34,914)     (17,709)     (35,990)
        Proceeds from maturities and principal repayments
          of held-to-maturity securities .................       1,343        8,849       14,023
        Purchases of premises and equipment ..............      (4,219)      (1,237)      (1,368)
        Proceeds from sale of premises, equipment
          and other real estate ..........................         538          751          296
        Net increase in loans ............................     (31,639)     (29,941)     (18,387)
        Cash paid for acquisitions .......................      (3,380)        --           --
        Cash and cash equivalents from acquisitions ......       1,983         --           --
        Net decrease (increase) in federal funds sold ....      15,985       (2,370)      10,430
                                                              --------     --------     --------
            Net cash used in investing activities ........     (37,106)     (26,159)     (36,545)
Cash flows from financing activities
        Proceeds from borrowings .........................       7,000        4,000         --
        Repayment of borrowings ..........................        (281)         (20)        (171)
        Change in deposits, net ..........................      28,095       19,364       28,106
        Purchase of treasury stock .......................        (174)          (2)        --
        Sale of treasury stock ...........................        --              2           20
        Redemption of preferred stock ....................        --           (827)        --
        Sale of common stock .............................        --          4,448         --
        Dividends paid ...................................        (768)        (733)        (640)
                                                              --------     --------     --------
            Net cash provided by financing activities ....      33,872       26,232       27,315
                                                              --------     --------     --------
            Net (decrease) increase in cash and
              cash equiva1ents ...........................       1,431        1,971       (6,059)
Cash and cash equivalents at beginning of year ...........      11,721        9,750       15,809
                                                              --------     --------     --------
Cash and cash equivalents at end of year .................    $ 13,152     $ 11,721     $  9,750
                                                              ========     ========     ========


  The accompanying notes are an integral part of these consolidated statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. The policies conform to generally accepted accounting principles and to general practices within the banking industry.

1. GENERAL

      The Company operates ten locations in Northeast Texas. The Company's main sources of income are derived from granting loans primarily in Northeast Texas and investing in United States Treasury and Agency securities. A variety of financial products and services are provided to individual and corporate customers. The primary deposit products are checking accounts, money market accounts, and certificates of deposit. The primary lending products are real estate, commercial, and consumer loans. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' abilities to honor contracts is dependent on the economy of the area.

2. PRINCIPLES OF CONSOLIDATION AND INVESTMENT IN SUBSIDIARIES

      The consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (collectively referred to as the Company) and its wholly-owned subsidiary Guaranty Financial Corp., Inc. which wholly owns Guaranty Bank and one non-bank subsidiary Guaranty Company. Guaranty Bank has three non-bank subsidiaries, Guaranty Leasing Company, Guaranty Mortgage Company, and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

3. CASH AND CASH EQUIVALENTS

      For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Total cash and cash equivalents." Cash and cash equivalents includes due from bank accounts, teller and vault cash.

4. SECURITIES

      The Company accounts for securities according to Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to- maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

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

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

7. PREMISES AND EQUIPMENT

      Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight- line method over the estimated useful lives of the related assets. Maintenance, repairs and minor improvements are charged to noninterest expense as incurred.

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

9.  EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

      The excess cost over fair value of net assets acquired ("goodwill") in business combinations accounted for as purchases is amortized using the straight-line method over 20 years, the estimated period to be benefited. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

10. INVESTMENT IN LEVERAGED LEASES

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

11. INCOME TAXES

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

12. EARNINGS PER SHARE

      Effective March 24, 1998, the Company approved a seven for one common shares stock split. The effects of such split have been incorporated into the consolidated financial statements and notes thereto as if the split had been effective January 1, 1997.

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

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


13. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

      In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.


14. USE OF ESTIMATES

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

15.  RECENT ACCOUNTING STANDARDS

      As of January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which requires that all components of comprehensive income and total comprehensive income be reported on the financial statements. The Company is disclosing this information on its consolidated statements of shareholders' equity.


16. RECLASSIFICATIONS

      Certain reclassifications of 1998 and 1997 information have been made to conform to the 1999 presentation.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)





NOTE B -  BUSINESS COMBINATIONS

      Information relating to business combinations accounted for as a purchase for the three-year period ended December 31, 1999 is summarized below. Under the purchase method of accounting, the results of operations of the acquired institution is included in the Company's results of operations since the date of its acquisition.




                                                             COMMON
                                                          SHARES ISSUED
(DOLLARS IN MILLIONS,           MERGER          CASH    -----------------    GOODWILL   ASSETS
EXCEPT SHARE AMOUNTS)            DATE           PAID    SHARES    DOLLARS    CREATED   ACQUIRED
-----------------------------------------------------------------------------------------------

First American
Financial Corporation
Sulphur Springs, Texas     September 1, 1999    $3.4    351,736    $3.4       $3.1      $63.7
-----------------------------------------------------------------------------------------------




The following unaudited information presents pro forma results of operations of the Company for the years ended December 31, 1998 and 1997 assuming the acquisitions had taken place on January 1, 1998 and January 1, 1997, respectively:


(DOLLARS IN THOUSANDS,
EXCEPT PER SHARE DATA)                              1998              1997
------------------------------------------------------------------------------
Net interest income                               $11,585           $10,985
Net income                                          3,258             2,984
------------------------------------------------------------------------------
Earnings per share, basic                         $  1.04           $  1.03
Earnings per share, diluted                          1.04              1.03
------------------------------------------------------------------------------

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

NOTE C - SECURITIES

      The securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                                                                  GROSS     GROSS
                                                                     AMORTIZED UNREALIZED UNREALIZED    FAIR
                                                                        COST      GAINS     LOSSES      VALUE
                                                                      -------    -------    -------    -------
Available-for-sale securities:
 December 31, 1999:
     U. S. Treasury securities ...................................    $   993    $  --      $     6    $   987
     U. S. Government agency securities ..........................     25,859          6        649     25,216
     Mortgage-backed securities ..................................     31,610         35        388     31,257
     Collateralized mortgage obligations .........................     17,451         55        141     17,365
     Equity securities ...........................................      1,420       --         --        1,420
     Obligations of state and political subdivisions .............      3,602         13         99      3,516
                                                                      -------    -------    -------    -------
                                                                      $80,935    $   109    $ 1,283    $79,761
                                                                      =======    =======    =======    =======

  December 31, 1998:
     U. S. Treasury securities ...................................    $ 3,015    $    29    $  --      $ 3,044
     U. S. Government agency securities ..........................     27,114        241          5     27,350
     Mortgage-backed securities ..................................     12,747         77          5     12,819
     Collateralized mortgage obligations .........................       --         --         --         --
     Equity securities ...........................................      1,092       --         --        1,092
                                                                      -------    -------    -------    -------
                                                                      $43,968    $   347    $    10    $44,305
                                                                      =======    =======    =======    =======

HELD-TO-MATURITY SECURITIES:
 December 31, 1999:
     U.S. Treasury securities ....................................       --         --         --         --
     U.S. Government agency securities ...........................       --         --         --         --
     Mortgage-backed securities ..................................       --         --         --         --
     Obligations of state and political subdivisions .............       --         --         --         --
                                                                      -------    -------    -------    -------
                                                                         --         --         --         --
                                                                      =======    =======    =======    =======

  December 31, 1998:
     U.S. Treasury securities ....................................    $   100    $     1    $  --      $   101
     Mortgage-backed securities ..................................      5,137         74          2      5,209
     Obligations of state and political subdivisions .............      1,825         65          4      1,886
                                                                      -------    -------    -------    -------
                                                                      $ 7,062    $   140    $     6    $ 7,196
                                                                      =======    =======    =======    =======

      There were no gross realized losses on sales of available-for-sale securities for the years ended December 31, 1999, 1998, and 1997. Gross realized gains on sales of available-for-sale securities were $11, $81, and $19 for the years ended December 31, 1999, 1998, and 1997.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

 C - SECURITIES (CONTINUED)

The scheduled maturities of securities available-for-sale at December 31, 1999 were as follows:

                                    Available-for-sale securities
                                    -----------------------------
                                        Amortized
                                          Cost     Fair value
                                        ---------  ----------
Due in one year or less .............    $ 3,226    $ 3,204
Due from one year through five years      19,808     19,369
Due from five years through ten years     25,364     24,831
Due after ten years .................     31,117     30,937
Equity securities ...................      1,420      1,420
                                         -------    -------
                                         $80,935    $79,761
                                         =======    =======

      Mortgage-backed securities are presented based on contractual maturities. The actual average life of these securities may be different from the contractual maturity. Securities with a market value of approximately $40,893 and $32,041 at December 31, 1999, and 1998, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE D - LOANS

      Major classifications of loans are as follows at December 31:


                                          1999        1998
                                        --------    --------
Commercial .........................    $ 61,153    $ 51,589
Agriculture ........................       9,102       7,652
Real estate
  Construction .....................       7,926       3,130
  1-4 family residential ...........      83,777      48,376
  Farmland .........................       7,976       7,258
  Non-residential and non-farmland .      52,303      47,977
  Other ............................       6,239         844
Consumer ...........................      27,262      20,043
                                        --------    --------
                                         255,738     186,869
Less:
  Unearned discounts ...............         529         983
  Allowance for loan losses ........       2,491       1,512
                                        --------    --------
                                        $252,718    $184,374
                                        ========    ========

      Impaired loans were $443 and $290 at December 31, 1999 and 1998. The interest income associated with these impaired loans was insignificant and no valuation allowance for loan losses related to impaired loans has been established. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

      Outstanding loans to directors and executive officers of the Bank and to their related business interests aggregated approximately $10,713 and $9,611 at December 31, 1999 and 1998.

      Following is an analysis of activity with respect to such amounts:

                                          1999         1998
                                        --------     --------
          Balance at January 1 .....    $  9,611     $  6,130
              New loans and advances      11,097        6,261
              Repayments ...........      (9,995)      (2,780)
                                        --------     --------
          Balance at December 31 ...    $ 10,713     $  9,611
                                        ========     ========

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

NOTE E - ALLOWANCE FOR LOAN LOSSES

      Changes in the allowance for loan losses were as follows at December 31:


                                          1999        1998        1997
                                         -------     -------     -------
      Balance at January 1 ..........    $ 1,512     $ 1,129     $ 1,055
      Provision .....................        310         540         355
      Balance acquired First American        846        --          --
      Charge-offs ...................       (333)       (276)       (385)
      Recoveries ....................        156         119         104
                                         -------     -------     -------
      Balance at December 31 ........    $ 2,491     $ 1,512     $ 1,129
                                         =======     =======     =======

NOTE F - PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows at December 31:


                                                1999        1998
                                              --------    --------

       Land ..............................    $  2,405    $  1,627
       Building and improvements .........      10,133       6,402
       Furniture, fixtures and equipment .       3,195       2,810
       Automobiles .......................         291         292
                                              --------    --------
                                                16,024      11,131
       Less accumulated depreciation .....       4,362       4,099
                                              --------    --------
                                              $ 11,662    $  7,032
                                              ========    ========

NOTE G - INTEREST-BEARING DEPOSITS

      The types of accounts and their respective balances included in interest-bearing deposits are as follows at December 31:

                                                1999        1998
                                              --------    --------

       NOW accounts ......................    $ 30,748    $ 23,241
       Savings and money market accounts .      60,255      41,064
       Certificates of deposit ...........     181,230     130,660
                                              --------    --------
                                              $272,233    $194,965
                                              ========    ========


      The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000 was approximately $72,628 and $51,727 at December 31, 1999 and 1998. At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:


                   3 months or less ............    $ 47,288
                   Between 3 months and 6 months      38,230
                   Between 6 months and 1 year .      73,875
                   Over 1 year .................      21,837
                                                    --------
                                                    $181,230
                                                    ========

      Deposits of executive officers, significant shareholders and directors were $5,085 and $2,659 (including time deposits of $1,760 and $1,551) at December 31, 1999 and 1998.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE H - BORROWINGS

      During the year ended December 31, 1997, the Company retired the final installment of a note payable to Texas Independent Bank, Dallas, Texas. Company subsidiaries' stock securing the debt was released. Interest expense was $6 for the year ended December 31, 1997.

      During the years ended December 31, 1998 and 1999 the Company borrowed from the Federal Home Loan Bank of Dallas ("FHLB"). On September 25, 1998, the Company borrowed $1,000 at 5.06% with final maturity of October 1, 2008, and $1,000 at 5.18% with maturity of October 1, 2013. On November 9, 1998, the Company borrowed $2,000 at 5.34% with final maturity of October 1, 2013. On December 27, 1999, the Company borrowed $2,000 at 5.98% with final maturity of January 11, 2000, and $2,000 at 5.98% with final maturity of January 28, 2000. On December 30, 1999, the Company borrowed $3,000 at 5.50% with final maturity of January 10, 2000. Interest expense was $25 and $211 for the year ended December 31, 1998 and 1999. The following is a schedule of the next five years of principal and interest requirements.

      YEAR         PRINCIPAL   INTEREST    TOTAL
      ----         ---------   --------   -------
      2000 .....    $ 7,296    $   206    $ 7,502
      2001 .....        312        171        483
      2002 .....        328        154        482
      2003 .....        346        136        482
      2004 .....        365        118        483
      Thereafter      2,052        280      2,332
                    -------    -------    -------
                    $10,699    $ 1,065    $11,764
                    =======    =======    =======


      The Company secures such FHLB borrowings under a "Blanket Borrowing Program", with its 1-4 family residential mortgage loans.


NOTE I - PREFERRED AND COMMON STOCK

      The following summary of issued and outstanding shares of stock shows the effects of a seven for one common shares stock split, effective March 24, 1998.


                                     ISSUED AND       COMMON            COMMON
                                    OUTSTANDING       STOCK             STOCK           TREASURY
                                   PREFERRED STOCK    ISSUED         OUTSTANDING         STOCK
                                   ---------------   ---------       -----------       ---------
Balance at January 1, 1997 ....      165,456         2,548,280        2,545,067           (3,213)
  Sale of treasury stock ......         --                --              3,213            3,213
                                   ---------         ---------        ---------        ---------
Balance at December 31, 1997 ..      165,456         2,548,280        2,548,280             --
  Purchase of treasury stock ..         --                --               --             (1,867)
  Sale of common stock ........         --             350,000          350,000             --
  Sale of treasury stock ......         --                --               --              1,867
  Redemption of preferred stock     (165,456)             --               --               --
                                   ---------         ---------        ---------        ---------
Balance at December 31, 1998 ..         --           2,898,280        2,898,280             --
  Purchase of treasury stock ..         --                --               --            (11,600)
  Sale of common stock ........         --             351,736          351,736             --
                                   ---------         ---------        ---------        ---------
Balance at December 31, 1999 ..         --           3,250,016        3,250,016          (11,600)
                                   =========         =========        =========        =========

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE I - PREFERRED AND COMMON STOCK (CONTINUED)


      At December 31, 1997, the Company had 3,000,000 authorized shares of preferred stock of $5 par value. Effective March 24, 1998 a resolution was passed authorizing a total of 15,000,000 shares of preferred stock of $5 par value. At December 31, 1999, and 1998, the Company had 15,000,000 authorized shares of preferred stock at $5 par value.

      Preferred stock pays dividends semi-annually. Preferred stock is not cumulative or participating, has no voting rights and is not convertible. Preferred stock has liquidation preferences over common stock of the Company. Dividends on common stock of the Company may not be declared or paid unless dividends for the same period on preferred stock have been paid or declared.

      At December 31, 1997, the Company had 1,000,000 authorized shares of common stock of $1 par value. Effective March 24, 1998 a resolution was passed authorizing a total of 50,000,000 shares of common stock of $1 par value. At December 31, 1999 and 1998, the Company had 50,000,000 shares of common stock at $1 par value.

      In May 1998, the Company sold 350,000 shares of common stock at an aggregate offering amount of $4,897. Expenses related to the sale were approximately $540.

      In September 1999, the Company issued 351,736 shares of common stock related to the First American acquisition.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

NOTE J - INCOME TAXES

      Federal income tax currently receivable (payable), deferred tax asset and deferred tax liability, included in other assets and other liabilities, respectively, are as follows at December 31:


                                  1999        1998        1997
                                  ----        ----        ----
      Current ..............    $   104     $   150     $   (89)
      Deferred tax asset ...        707         155         256
      Deferred tax liability     (1,269)     (1,463)     (1,574)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are presented below:


                                            1999        1998        1997
                                           -------     -------     -------
      Deferred tax assets:
       Allowance for loan losses ......    $   237     $    65     $    74
       Unrealized loss on
         available-for-sale securities         400        --          --
       Difference in basis of other
         real estate ..................       --            90         113
       Other ..........................         70        --            69
                                           -------     -------     -------
                                           $   707     $   155     $   256
                                           =======     =======     =======
      Deferred tax liabilities:
        Unrealized gain on
          available-for-sale securities    $  --       $  (114)    $  (124)
        Depreciation ..................       (686)       (623)       (546)
        Leasing transactions ..........       (197)       (387)       (644)
        Deferred loan costs, net ......       (316)       (301)       (260)
        Other .........................        (70)        (38)       --
                                           -------     -------     -------
                                           $(1,269)    $(1,463)    $(1,574)
                                           =======     =======     =======

      The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate as of December 31 is as follows:


                                                  1999       1998       1997
                                                 -----      -----      -----
      Statutory federal income tax rate ..       34.00%     34.00%     34.00%
      Effect of utilization of graduated
        tax rate .........................       (0.30)     (0.37)     (0.44)
      Tax exempt income ..................       (1.94)     (1.86)     (0.90)
      Effect of utilization of tax credits         --         --       (0.90)
      Recognition of benefit on leveraged
      leases .............................      (10.95)    (11.99)    (19.93)
      Other, net .........................       (1.54)     (2.95)     (1.62)
                                                 -----      -----      -----
      Effective income tax rate ..........       19.27%     16.83%     10.21%
                                                 =====      =====      =====

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

NOTE K - COMMITMENTS AND CONTINGENCIES

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

      Outstanding commitments and letters of credit at December 31 are approximately as follows:


                                             Contract or
                                           Notional Amount
                                         ------------------
                                          1999       1998
                                         -------    -------
         Commitments to extend credit    $23,864    $12,831
         Letters of credit ..........        396        176

      Guaranty Leasing Company, a non-bank subsidiary of the Bank, is a partner in various equipment leasing transactions involving leveraged leases. The transactions were structured as "wrap leases" under which the partnerships are the lessees with respect to the owners of the equipment and are the sublessors under the sublease with the users.

      The following is a schedule by years of future gross minimum rental payments, without respect to related offsetting note receivable payments due the partnerships, under the leases as of December 31, 1999.


         DECEMBER 31,
        --------------
              2000 .........   $2,291
              2001 .........    1,407
              2002 .........     --
                               ------

            Total ..........   $3,698
                               ======

      The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

      The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees. The plan provides for a matching contribution of up to 4% of qualified compensation. Total contributions accrued or paid for December 31, 1999, 1998 and 1997 were approximately $294, $271 and $234.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      The Company established a non-qualified, non-contributory "Supplemental Retirement Plan" in 1992. The plan covers an executive officer to provide benefits equal to amounts payable under the Company's retirement plan and certain social security benefits to aggregate a predetermined percentage of the final five year average salary. The plan is non- funded. Amounts accrued or paid for the period ended December 31, 1999, 1998 and 1997 were approximately $17, $18 and $20.

      The Company established a non-qualified, non-contributory, "Salary Continuation Plan" in 1998. The plan covers an executive officer to provide benefits equal to an amount which represents 75% of projected compensation at retirement as adjusted for amounts payable under the Company's retirement plan and certain social security benefits. This plan is non- funded. As of December 31, 1999 and 1998, $91 and $30, respectively, was accrued in other liabilities and charged to expense.

      During 1998 the Company established a non-qualified, non-contributory, "Executive Incentive Retirement Plan." The plan covers a selected group of key personnel to provide benefits equal to amounts computed under an "award criteria" at various targeted salary levels as adjusted for annual earnings performance of the Company. As of December 31, 1999, and 1998, $23 and $18, respectively, was accrued in other liabilities and charged to expense.

      The Company has a bonus plan which provides guidelines whereby key employees can earn bonus compensation based on the profitability of the Company. The bonus amounts are determined based on achievement by the Company on certain percentages of return on equity targets. This plan is approved and adopted annually by the Board of Directors of the Company at the first board meeting of the year. Total expenses under this plan for the years ended December 31, 1999, 1998, and 1997 were $419, $387, and $306.

      The Company on March 24, 1998 adopted a Stock Incentive Plan (the "1998 Stock Incentive Plan") which is intended to provide employees with an opportunity to acquire a proprietary interest in the Company and provide additional incentive opportunities based on the growth of the Company. The 1998 Stock Incentive Plan provides that a committee of the Board of Directors (the "Compensation Committee") shall have the right to grant incentive stock options, non- qualified stock options, restricted stock awards, stock appreciation rights, performance awards, phantom stock awards and any combination thereof. The aggregate number of shares that may be issued under this plan is limited to 1,000,000 shares. The Plan has not been implemented, and, no stock options have been awarded to any employee of the Company.

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

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


NOTE L - REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.


      The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                          MINIMUM             TO BE WELL
                                                                          REQUIRED         CAPITALIZED UNDER
                                                                         FOR CAPITAL       PROMPT CORRECTIVE
                                                      ACTUAL          ADEQUACY PURPOSES    ACTION PROVISIONS
                                                      ------          -----------------    -----------------
                                                AMOUNT     RATIO      AMOUNT      RATIO    AMOUNT       RATIO
                                                ------     -----      ------      -----    ------       -----
As of December 31, 1999
  Total Capital (to Risk Weighted Assets):
     Guaranty Bancshares, Inc. ............    $27,868     10.83%     $20,586     8.00%            N/A
     Guaranty Bank ........................     26,620     10.36%      20,556     8.00%   $25,695       10.00%
  Tier 1 Capital (to Risk Weighted Assets):
     Guaranty Bancshares, Inc. ............     25,377      9.86%      10,295     4.00%            N/A
     Guaranty Bank ........................     24,129      9.39%      10,279     4.00%    15,418        6.00%
  Tier 1 Capital (to Average Assets):
     Guaranty Bancshares, Inc. ............     25,377      8.21%       9,273     3.00%            N/A
     Guaranty Bank ........................     24,129      7.84%       9,233     3.00%    15,388        5.00%
As of December 31, 1998
  Total Capital (to Risk Weighted Assets):
     Guaranty Bancshares, Inc. ............     25,089     13.08%      15,345     8.00%            N/A
     Guaranty Bank ........................     24,155     12.86%      14,991     8.00%    18,739       10.00%
  Tier 1 Capital (to Risk Weighted Assets):
     Guaranty Bancshares, Inc. ............     23,577     12.29%       7,673     4.00%            N/A
     Guaranty Bank ........................     22,643     12.05%       7,516     4.00%    11,275        6.00%
  Tier 1 Capital (to Average Assets):
     Guaranty Bancshares, Inc. ............     23,577      9.30%       7,605     3.00%            N/A
     Guaranty Bank ........................     22,643      8.97%       7,572     3.00%    12,622        5.00%

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


NOTE M - MERGER

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


NOTE N - SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

 The following is supplemental information with respect to the December 31 Consolidated Statements of Cash Flows:


                                                 1999       1998       1997
                                               -------    -------    -------
CASH PAID FOR:
    Interest ..............................    $10,365    $ 8,926    $ 8,030
    Income taxes ..........................        931        790        130
NON-CASH ACTIVITY:
     Loans transferred to other real estate
       or repossessed assets ..............        328        167        206

NOTE O - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

NOTE O - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

      o DEPOSITS

      The fair value of demand deposits, such as non-interest bearing demand deposits and interest-bearing transaction accounts such as savings, NOW and money market accounts are equal to the amount payable on demand as of December 31, 1999 and 1998 (i.e. their carrying amounts).

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

      The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.


                                        1999                     1998
                                 ------------------      ------------------
                                 CARRYING     FAIR       CARRYING     FAIR
                                  AMOUNT      VALUE       AMOUNT      VALUE
                                  ------      -----       ------      -----
Financial assets:
  Cash and cash equivalents     $ 13,152    $ 13,152    $ 11,721    $ 11,721
  Federal funds sold .......       1,140       1,140      10,090      10,090
  Securities
     Available-for-sale ....      79,761      79,761      44,305      44,305
     Held-to-maturity ......        --          --         7,062       7,196
  Loans, net ...............     252,718     249,783     184,374     183,782


Financial liabilities:
  Deposits
     Noninterest-bearing ...    $ 56,404    $ 56,404    $ 47,360    $ 47,360
     Interest-bearing
       transaction and money
       market accounts .....      91,003      91,003      64,305      64,305
     Certificates of deposit     181,230     181,504     130,660     131,292
  Borrowings ...............      10,699      10,699       3,980       3,980

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE P - EARNINGS PER SHARE

      The following data show the amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock. Computations reflect the effects of a seven for one common shares stock split, effective March 24, 1998.


                                          YEAR ENDED DECEMBER 31,
                                        --------------------------

                                         1999      1998      1997
                                        ------    ------    ------
Net earnings .......................    $3,122    $2,674    $2,400
Less: dividends on preferred stock .      --          37        74
                                        ------    ------    ------
Net earnings available to common
    shareholders used in basic and
    diluted EPS ....................    $3,122    $2,637    $2,326
                                        ======    ======    ======


Weighted average common shares
    in basic EPS ...................     3,045     2,782     2,547
Effect of dilutive securities ......      --        --        --
                                        ------    ------    ------
Weighted average common and
    potential dilutive common shares
    used in dilutive EPS ...........     3,045     2,782     2,547
                                        ======    ======    ======

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

NOTE Q - PARENT-ONLY FINANCIAL STATEMENTS


                            GUARANTY BANCSHARES, INC.
                                  (PARENT ONLY)

                                 BALANCE SHEETS
                                  DECEMBER 31,


                                     ASSETS
                                                                1999         1998
                                                              --------     --------
Cash and cash equivalents ................................    $    396     $     57
Investment in subsidiaries ...............................      27,253       22,867
Investments, insurance ...................................         744          701
Premises and equipment, net ..............................          20            9
Other assets .............................................         132          207
                                                              --------     --------
                                                              $ 28,545     $ 23,841
                                                              ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities ........................................          49           45
                                                              --------     --------
          Total liabilities ..............................          49           45
Commitments and contingencies ............................        --           --
  Common stock ...........................................       3,250        2,898
  Additional capital .....................................      12,659        9,494
  Retained earnings ......................................      13,535       11,181
  Net unrealized appreciation on available-for-sale
     securities, net of tax of ($400) and $114 ...........        (774)         223
                                                              --------     --------
                                                                28,670       23,796
  Less common stock in treasury - at cost ................         174         --
                                                              --------     --------
                                                                28,496       23,796
                                                              --------     --------
                                                              $ 28,545     $ 23,841
                                                              ========     ========

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

NOTE Q - PARENT-ONLY FINANCIAL STATEMENTS (CONTINUED)


                            GUARANTY BANCSHARES, INC.
                                  (PARENT ONLY)

                             STATEMENTS OF EARNINGS
                             YEAR ENDED DECEMBER 31,


                                                 1999        1998        1997
                                                -------     -------     -------
Interest income
  Interest bearing deposits .................   $  --       $  --       $  --
Life insurance proceeds gain ................      --          --          --
Other income ................................      --          --             2
                                                -------     -------     -------
                                                   --          --             2
Costs and expenses
  General and administrative ................       486         405         321
Income taxes
  Current ...................................      --          --           (77)
  Deferred ..................................      --          --          --
                                                -------     -------     -------
(Loss) earnings before equity in net earnings
  of subsidiaries ...........................      (486)       (405)       (242)
Equity in net earnings of subsidiaries ......     3,608       3,079       2,642
                                                -------     -------     -------
NET EARNINGS ................................   $ 3,122     $ 2,674     $ 2,400
                                                =======     =======     =======

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

NOTE Q - PARENT-ONLY FINANCIAL STATEMENTS (CONTINUED)


                            GUARANTY BANCSHARES, INC.
                                  (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31,


                                                                  1999        1998        1997
                                                                -------     -------     -------
Cash flows from operating activities
 Net earnings ..............................................    $ 3,122     $ 2,674     $ 2,400
  Adjustments to reconcile net earnings to net cash used in
     operating activities
  Earnings of subsidiaries .................................     (3,608)     (3,079)     (2,642)
  Depreciation .............................................         10          13          14
  Decrease (increase) in other assets ......................         32        (276)        (83)
  Increase (decrease) in other liabilities .................          4         (78)         94
                                                                -------     -------     -------
         Net cash used in operating activities .............       (440)       (746)       (217)
Cash flows from investing activities
  Dividends from subsidiaries ..............................      1,700       1,250         950
  Purchase of subsidiary stock .............................       --        (3,500)       --
  Purchases of premises and equipment ......................         21        --          --
                                                                -------     -------     -------
         Net cash provided by (used in) investing activities      1,721      (2,250)        950
Cash flows from financing activities
  Repayment of borrowings ..................................       --          --          (171)
  Purchase of treasury stock ...............................       (174)         (2)       --
  Sale of treasury stock ...................................       --             2          20
  Redemption of preferred stock ............................       --          (827)       --
  Sale of common stock .....................................       --         4,448        --
  Dividends paid ...........................................       (768)       (733)       (640)
                                                                -------     -------     -------
         Net cash (used in) provided by financing activities       (942)      2,888        (791)
                                                                -------     -------     -------
Net increase (decrease) in cash and cash equivalents .......        339        (108)        (58)
Cash and cash equivalents at beginning of year .............         57         165         223
                                                                -------     -------     -------
Cash and cash equivalents at end of year ...................    $   396     $    57     $   165
                                                                =======     =======     =======

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES

                          DECEMBER 31, 1999, 1998, 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following sets forth condensed quarterly results of operations for 1999 and 1998

                                                               QUARTER   ENDED  1999

                                                       Dec.31    Sept.30   June 30   March 31
                                                       ------    -------   -------   --------
Interest income ...................................    $6,485    $5,526    $4,794    $4,763
Interest expense ..................................     3,222     2,666     2,345     2,273
                                                       ------    ------    ------    ------
Net interest income ...............................     3,263     2,860     2,449     2,490
Provision for loan losses .........................        40        95        70       105
                                                       ------    ------    ------    ------
Net interest income after provision for loan losses     3,223     2,765     2,379     2,385
Noninterest income ................................     1,317       740       655       662
Noninterest expense ...............................     3,128     2,607     2,297     2,227
                                                       ------    ------    ------    ------
Earnings before taxes .............................     1,412       898       737       820
Provision for income tax expense ..................       210       190       180       165
                                                       ------    ------    ------    ------
                                                       $1,202    $  708    $  557    $  655
                                                       ======    ======    ======    ======

Earnings per share:
    Basic .........................................    $ 0.37    $ 0.23    $ 0.20    $ 0.23
     Diluted ......................................    $ 0.37    $ 0.23    $ 0.20    $ 0.23


                                                                QUARTER ENDED 1998

                                                       Dec.31    Sept.30   June 30   March 31
                                                       ------    -------   -------   --------
Interest income ...................................    $4,721    $4,605    $4,561    $4,481
Interest expense ..................................     2,227     2,255     2,237     2,232
                                                       ------    ------    ------    ------
Net interest income ...............................     2,494     2,350     2,324     2,249
Provision for loan losses .........................        50        60        60       370
                                                       ------    ------    ------    ------
Net interest income after provision for loan losses     2,444     2,290     2,264     1,879
Noninterest income ................................       587       611       466     1,162
Noninterest expense ...............................     2,146     2,128     2,188     2,026
                                                       ------    ------    ------    ------
Earnings before taxes .............................       885       773       542     1,015
Provision for income tax expense ..................       150        21        75       295
                                                       ------    ------    ------    ------
                                                       $  735    $  752    $  467    $  720
                                                       ======    ======    ======    ======

Earnings per share:
     Basic ........................................    $ 0.26    $ 0.26    $ 0.15    $ 0.28
     Diluted ......................................    $ 0.26    $ 0.26    $ 0.15    $ 0.28