Form 10-Q
period 2000-03-31
GUARANTY BANCSHARES INC /TX/
filed 2000-05-15
CIK 1058867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

As of May 15, 2000, there were 3,128,416 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                            GUARANTY BANCSHARES, INC.
                               INDEX TO FORM 10-Q

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
     Item 1.  Financial Statements
              Consolidated Balance Sheets...................................  2
              Consolidated Statements of Earnings...........................  3
              Condensed Consolidated Statements of Changes in
                Shareholders' Equity .......................................  3
              Condensed Consolidated Statements of Cash Flows...............  4
              Consolidated Statements of Comprehensive Income...............  5
              Notes to Interim Consolidated Financial Statements............  6
    Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations ..................................  8
    Item 3.   Quantitative and Qualitative Disclosures about Market Risk.... 18

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................. 18
    Item 2.  Changes in Securities and Use of Proceeds...................... 18
    Item 3.  Defaults upon Senior Securities ............................... 18
    Item 4.  Submission of Matters to a Vote of Security Holders............ 18
    Item 5.  Other Information.............................................. 18
    Item 6.  Exhibits and Reports on Form 8-K............................... 18
    Signatures.............................................................. 19

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                MARCH 31,        DECEMBER 31,
                                                                                                  2000               1999
                                                                                             ---------------    ---------------
                                                                                               (UNAUDITED)
                                  ASSETS

Cash and due from banks ...................................................................  $        12,468    $        13,102
Interest bearing deposits in other banks ..................................................               80                 50
                                                                                             ---------------    ---------------
      Total cash and cash equivalents .....................................................           12,548             13,152
Federal funds sold ........................................................................            9,155              1,140
Securities available-for-sale .............................................................           81,292             79,761
Loans, net of allowance for loan losses of $2,549 and $2,491 ..............................          256,559            252,718
Premises and equipment, net ...............................................................           13,041             11,662
Accrued interest receivable ...............................................................            2,840              2,735
Other assets ..............................................................................            9,976              9,270
                                                                                             ---------------    ---------------
      Total assets ........................................................................  $       385,411    $       370,438
                                                                                             ===============    ===============
                                             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits:
    Noninterest-bearing ...................................................................  $        59,130    $        56,404
    Interest-bearing ......................................................................          279,635            272,233
                                                                                             ---------------    ---------------
      Total deposits ......................................................................          338,765            328,637
                                                                                             ---------------    ---------------
FHLB advances .............................................................................            8,627             10,699
Long-term debt ............................................................................            7,000               --
Other liabilities .........................................................................            2,292              2,606
                                                                                             ---------------    ---------------
      Total liabilities ...................................................................          356,684            341,942
                                                                                             ---------------    ---------------
Shareholders' equity:
    Preferred stock, $5.00 par value, 15,000,000 shares authorized,
         none issued ......................................................................             --                 --
    Common stock, $1.00 par value, 50,000,000 shares authorized,
         3,250,016 issued .................................................................            3,250              3,250
   Additional capital .....................................................................           12,659             12,659
   Retained earnings ......................................................................           14,080             13,535
   Treasury stock, 17,600 shares at cost ..................................................             (174)              (174)
   Accumulated other comprehensive income .................................................           (1,088)              (774)
                                                                                             ---------------    ---------------
   Total shareholders' equity .............................................................           28,727             28,496
                                                                                             ---------------    ---------------
   Total liabilities and shareholders' equity .............................................  $       385,411    $       370,438
                                                                                             ===============    ===============

      See accompanying Notes to Interim Consolidated Financial Statements.

                            GUARANTY BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                 -----------------------------------
                                                                                                      2000                1999
                                                                                                 ---------------     ---------------
Interest income:
   Loans ....................................................................................    $         5,317     $         3,881
   Securities ...............................................................................              1,314                 772
   Federal funds sold and other temporary investments .......................................                 44                 110
                                                                                                 ---------------     ---------------
      Total interest income .................................................................              6,675               4,763
Interest expense:
    Deposits ................................................................................              3,434               2,221
    Other borrowed funds ....................................................................                139
                                                                                                 ---------------     ---------------
      Total interest expense ................................................................              3,573               2,273
                                                                                                 ---------------     ---------------
      Net interest income ...................................................................              3,102               2,490
Provision for loan losses ...................................................................                130                 105
                                                                                                 ---------------     ---------------
      Net interest income after provision for loan losses ...................................              2,972               2,385
Noninterest income:
   Service charges ..........................................................................                542                 405
   Other operating income ...................................................................                369                 252
   Realized (loss) gain on available-for-sale securities ....................................                (34)                  5
                                                                                                 ---------------     ---------------
      Total noninterest income ..............................................................                877                 662
                                                                                                 ---------------     ---------------
Noninterest expense:
   Employee compensation and benefits .......................................................              1,770               1,268
   Net bank premises expense ................................................................                417                 309
   Other operating expenses .................................................................                932                 650
                                                                                                 ---------------     ---------------
      Total noninterest expenses ............................................................              3,119               2,227
                                                                                                 ---------------     ---------------
      Earnings before income taxes ..........................................................                730                 820
Provision for income taxes ..................................................................                185                 165
                                                                                                 ---------------     ---------------
      Net earnings ..........................................................................    $           545     $           655
                                                                                                 ===============     ===============
      Basic earnings per common share .......................................................    $          0.17     $          0.23
                                                                                                 ===============     ===============
      Diluted earnings per common share .....................................................    $          0.17     $          0.23
                                                                                                 ===============     ===============

     See accompanying Notes to Interim Consolidated Financial Statements.

                            GUARANTY BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                 ----------------------------------
                                                                                                       2000               1999
                                                                                                 ---------------    ---------------
Balance at beginning of period ...............................................................   $        28,496    $        23,796
Net income ...................................................................................               545                655
Change in unrealized gain/loss on
    securities available for sale, net of tax ................................................              (314)              (166)
                                                                                                 ---------------    ---------------
Balance at end of period .....................................................................   $        28,727    $        24,285
                                                                                                 ===============    ===============

    See accompanying Notes to Interim Consolidated Financial Statements.

                         GUARANTY BANCSHARES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

                                                                                                           THREE MONTHS
                                                                                                          ENDED MARCH 31,
                                                                                                 ----------------------------------
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
Net cash provided by operating activities ....................................................               171                745

Cash flows from investing activities:
     Securities available for sale:
          Purchases ..........................................................................            (9,727)            (2,627)
          Sales ..............................................................................             5,314              1,006
          Maturities, calls, and principal repayments ........................................             2,387              3,439
     Securities held to maturity:
          Purchases ..........................................................................              --                 (708)
          Maturities, calls, and principal repayments ........................................              --                  593
          Net increase in loans ..............................................................            (4,283)           (11,219)
          Purchases of premises and equipment ................................................            (1,563)              (588)
          Proceeds from sale of premises, equipment and other real estate ....................                56                 31
          Net increase in federal funds sold .................................................            (8,015)            (3,615)
                                                                                                 ---------------    ---------------
               Net cash used by investing activities .........................................           (15,831)           (13,688)
                                                                                                 ---------------    ---------------
Cash flows from financing activities:
      Change in deposits .....................................................................            10,128             11,385
      Net change in short-term FHLB advances .................................................            (2,000)              --
      Repayment of long-term FHLB advances ...................................................               (72)               (69)
      Proceeds from issuance of long-term debt ...............................................             7,000               --
                                                                                                 ---------------    ---------------
            Net cash provided from financing activities ......................................            15,056             11,316
                                                                                                 ---------------    ---------------
            Net increase in cash and cash equivalents ........................................              (604)            (1,627)
Cash and cash equivalents at beginning of period .............................................            13,152             11,721
                                                                                                 ---------------    ---------------
Cash and cash equivalents at end of period ...................................................   $        12,548    $        10,094
                                                                                                 ===============    ===============

Supplemental disclosures:
     Cash paid for income taxes ..............................................................   $           170    $           115
     Cash paid for interest ..................................................................             3,504              2,255

Significant non-cash transactions:
     Transfers from loans to real estate owned ...............................................               132                 67

      See accompanying Notes to Interim Consolidated Financial Statements.

                           GUARANTY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                        THREE MONTHS
                                                                                                       ENDED MARCH 31,
                                                                                              ----------------------------------
                                                                                                    2000              1999
                                                                                              ---------------    ---------------
Net income ................................................................................               545                655
Other comprehensive income:
    Unrealized gain/(loss) on available for sale securities
        arising during the period .........................................................              (509)              (247)
    Reclassification adjustment for amounts realized on
        securities sales included in net income ...........................................                34                 (5)
                                                                                              ---------------    ---------------
            Net unrealized gain/(loss) ....................................................              (475)              (252)
            Tax effect ....................................................................               161                 86
                                                                                              ---------------    ---------------
                 Total other comprehensive income .........................................              (314)              (166)
                                                                                              ---------------    ---------------
Comprehensive income.......................................................................   $           231    $           489
                                                                                              ===============    ===============

                            GUARANTY BANCSHARES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1.      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries Guaranty (TX) Capital Trust I and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bank, and one non-bank subsidiary, Guaranty Company. Guaranty Bank has three wholly-owned non-bank subsidiaries, Guaranty Leasing Company, Guaranty Mortgage Company and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2000. The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q. Operating results for the first quarter ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided; future results could differ. The collectibility of loans, fair value of financial instruments and status of contingencies are particularly subject to change.

NOTE 2.      EARNINGS PER SHARE

         The following table illustrates the computation of earnings per share ("EPS") (dollars in thousands, except share data):

                                                                                                        THREE MONTHS
                                                                                                       ENDED MARCH 31,
                                                                                              ---------------------------------
                                                                                                   2000              1999
                                                                                              ---------------   ---------------
                                                                                                        (UNAUDITED)
Net earnings available to common shareholders .............................................   $           545   $           655
Weighted average common shares used in basic EPS ..........................................         3,232,416         2,898,280
Potential dilutive common shares ..........................................................              --                --
                                                                                              ---------------   ---------------
Weighted average common and potential dilutive
      common shares used in dilutive EPS ..................................................         3,232,416         2,898,280
                                                                                              ===============   ===============
Basic earnings per common share ...........................................................   $          0.17   $          0.23
                                                                                              ===============   ===============
Diluted earnings per common share .........................................................   $          0.17   $          0.23
                                                                                              ===============   ===============

NOTE 3. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEBENTURES


      On March 23, 2000, the Company, in a private placement, issued $7,000,000 (7,000 shares with a liquidation amount of $1,000 per security) of 10.875% Fixed Rate Capital Trust Pass-through Securities ("TruPS") through a newly formed, wholly-owned subsidiary, Guaranty (TX) Capital Trust I (the "Trust"). The Trust invested the total proceeds from the sale of the TruPS in 10.875% Junior Subordinated Deferrable Interest Debentures (the "Debentures") issued by the Company. The net proceeds from the sale of the Debentures will be used to buy back shares of the Company's stock, provide a $1.5 million additional capital contribution to Guaranty Bank and provide for additional working capital to support growth.

      With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. The terms of the Debentures are such that they qualify as Tier I capital under the Federal Reserve Board's regulatory capital guidelines applicable to bank holding companies. Interest on the Debentures is payable semi-annually on March 8 and September 8 of each year, commencing September 8, 2000. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity on March 8, 2030.

      On any March 8 or September 8 on or after March 8, 2010 and prior to maturity, the Debentures are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption.


                                             IF REDEEMED
IF REDEEMED DURING      PERCENTAGE OF          DURING          PERCENTAGE OF
12 MONTHS BEGINNING       PRINCIPAL      12 MONTHS BEGINNING     PRINCIPAL
     MARCH 8,              AMOUNT             MARCH 31,           AMOUNT
--------------------  ------------------  ------------------  ----------------

       2010               105.438%              2016             102.175%
       2011               104.894%              2017             101.631%
       2012               104.350%              2018             101.088%
       2013               103.806%              2019             100.544%
       2014               103.263%         2020 and after        100.000%
       2015               102.719%

      Upon the occurrence of certain special events, the Company will have the right to call the securities at par at any time with the permission of the Federal Reserve.

      These special events include, among other things:

          1. A change in the laws or regulations in the United States or any taxing authority to the effect that the Trust becomes subject to federal income tax and the interest paid by the Company is no longer tax deductible.

          2. A change in the law by any government agency that would make the Trust an investment company under the Investment Company Act of 1940.

          3. A change in the law by any government agency that would cause the Company to not be able to treat the liquidation amount of the debt security as Tier I Capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Management's Discussion and Analysis includes forward-looking statements. When used in this document, the words or phrases such as, "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's results for future periods to differ materially from any statements expressed with respect to future periods.

      The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL OVERVIEW

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

FINANCIAL OVERVIEW

      Net earnings available to common shareholders for the three months ended March 31, 2000 were $545,000 or $0.17 per share compared with $655,000 or $0.23 per share for the three months ended March 31, 1999, a decrease of $110,000 or 16.8%. The decrease in net earnings was due primarily to an increase in noninterest expense of $892,000 or 40.1%, and an increase in the provision for loan losses of $25,000 or 23.8%, offset by an increase in net interest income of $612,000 or 24.6% and an increase in noninterest income of $215,000 or 32.5%.

      The three-month period ended March 31, 2000 showed steady growth. Gross loans increased to $259.1 million at March 31, 2000, from $255.2 million at December 31, 1999, an increase of $3.9 million or 1.5%. Total assets were $385.4 million at March 31, 2000, compared with $370.4 million at December 31, 1999. The increase of $15.0 million in total assets resulted primarily from the investment of funds provided from an increase in deposits of $10.1 million and the issuance of the Debentures of $7.0 million - See Note 3 to the Interim Consolidated Financial Statements. Total deposits were $338.8 million at March 31, 2000 compared to $328.7 million at December 31, 1999, an increase of $10.1 million or 3.1%. There were no Debentures outstanding at December 31, 1999.

      Total shareholders' equity was $28.7 million at March 31, 2000, compared with $28.5 million at December 31, 1999, an increase of $231,000 or 0.81%. This increase was due to earnings for the period of $545,000 less a decrease in accumulated comprehensive income of $314,000.

RESULTS OF OPERATIONS

INTEREST INCOME

      Interest income for the three months ended March 31, 2000 was $6.7 million, an increase of $1.9 million or 40.1% compared with the three months ended March 31, 1999. The increase in interest income was due primarily to higher interest income on loans. Average loans were $257.9 million for the three months ended March 31, 2000, compared with $190.7 million for the three months ended March 31, 1999, an increase of $67.2 million or 35.2%. Average securities were $79.1 million for the three months ended March 31, 2000, compared with $51.2 million for the three months ended March 31, 1999, an increase of $27.9 million or 54.3%.

INTEREST EXPENSE

      Interest expense on deposits and other interest-bearing liabilities was $3.6 million for the three months ended March 31, 2000, compared with $2.3 million for the three months ended March 31, 1999, an increase of $1.3 million or 57.2%. The increase in interest expense was due primarily to a 42.0% increase in average interest-bearing liabilities to $292.1 million for the three months ended March 31, 2000, from $205.6 million for the three months ended March 31, 1999. The increase is also due to a rise in average interest rates from 4.48% for the three months ended March 31, 1999 to 4.92% for the first three months ended March 31, 2000.

NET INTEREST INCOME

      Net interest income was $3.1 million for the three months ended March 31, 2000 compared with $2.5 million for the three months ended March 31, 1999, an increase of $612,000 or 24.6%. The increase in net interest income resulted primarily from growth in average interest-earning assets to $340.2 million for the three months ended March 31, 2000, from $250.9 million for the three months ended March 31, 1999, an increase of $89.3 million or 35.6%.

      The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2000 and 1999, respectively. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                               THREE MONTHS ENDED MARCH 31,
                                                        -------------------------------------------------------------------------
                                                                        2000                                  1999
                                                        ------------------------------------    ---------------------------------
                                                         AVERAGE      INTEREST     AVERAGE       AVERAGE    INTEREST     AVERAGE
                                                       OUTSTANDING     EARNED/      YIELD/     OUTSTANDING   EARNED/      YIELD/
                                                         BALANCE        PAID         RATE        BALANCE      PAID         RATE
                                                        ---------     ---------    ---------    ---------   ---------   ---------
                                                                                   (DOLLARS IN THOUSANDS)
                                                                                         (UNAUDITED)
Assets
Interest-earning assets:
   Loans:
      Commercial and industrial .....................   $  67,823     $   1,393         8.26%   $  58,230   $   1,163        8.10%
      Agriculture ...................................       8,723           208         9.59         --          --          --
      Real estate-mortgage and
        construction ................................     153,937         3,084         8.06      111,495       2,206        8.02
      Installment and other .........................      27,447           629         9.22       20,989         501        9.68
      Fees on loans .................................                         3                                    11
      Securities ....................................      79,066         1,314         6.69       51,227         772        6.11
      Federal funds sold ............................       3,177            44         5.61        6,936          83        4.85
      Interest-bearing deposits in
        other financial institutions ................        --            --           --          1,980          27        5.53
                                                        ---------     ---------                 ---------   ---------
      Total interest-earning assets .................     340,173         6,675         7.89%     250,857       4,763        7.70%

 Less allowance for loan losses .....................      (2,479)                                 (1,525)
                                                        ---------                               ---------

     Total interest-earning
           assets, net of allowance .................     337,694                                 249,332
Non-earning assets:
     Cash and due from banks ........................      12,967                                   8,682
     Premises and equipment .........................      12,298                                   7,226
     Interest receivable and
           other assets .............................      13,714                                   9,321
     Other real estate owned ........................         150                                     135
                                                        ---------                               ---------

            Total assets ............................   $ 376,823                               $ 274,696
                                                        =========                               =========

LIABILITIES AND SHAREHOLDERS'
Interest-bearing liabilities:
      NOW, savings, and money
          market accounts ...........................   $  93,399     $     929         4.00%   $  65,569   $     512        3.17%
      Time deposits .................................     188,150         2,505         5.36      136,085       1,709        5.09
                                                        ---------     ---------                  ---------   ---------
         Total interest-bearing
             deposits ...............................     281,549         3,434         4.91      201,654       2,221        4.47
      FHLB advances .................................       9,877           120         4.89        3,995          52        5.28
      Long-term debt ................................         692            19        10.87         --          --          --
                                                        ---------     ---------                  ---------   ---------
         Total interest-bearing
             liabilities ............................     292,118     $   3,573         4.92%      205,649   $   2,273       4.48%
                                                                      ---------                              ---------

Noninterest-bearing liabilities:
      Demand deposits ...............................      54,162                                   42,249
      Accrued interest, taxes and
          other liabilities .........................       2,190                                    2,556
                                                        ---------                                ---------
          Total liabilities .........................     348,470                                  250,454
Shareholders' equity ................................      28,353                                   24,242
                                                        ---------                                ---------

         Total liabilities and
              shareholders' equity ..................   $ 376,823                                $ 274,696
                                                        =========                                =========
Net interest income .................................                 $   3,102                             $   2,490
                                                                      =========                             =========

Net interest spread .................................                                   2.97%                                3.22%
                                                                                   =========                            =========

Net interest margin .................................                                   3.67%                                4.03%
                                                                                   =========                            =========

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume that can be segregated have been allocated.

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------------------------------
                                                                          2000 VS. THREE MONTHS ENDED MARCH 31, 1999
                                                                    -----------------------------------------------------
                                                                            INCREASE (DECREASE)
                                                                                  DUE TO
                                                                         VOLUME             RATE               TOTAL
                                                                    ---------------    ---------------    ---------------
                                                                                    (DOLLARS IN THOUSANDS)
                                                                                          (UNAUDITED)
Interest-earning assets:
   Loans ........................................................   $         1,399    $            37    $         1,436
   Securities ...................................................               428                114                542
   Federal funds sold ...........................................               (45)                 6                (39)
   Interest-bearing deposits in other
      financial institutions ....................................               (27)              --                  (27)
                                                                    ---------------    ---------------    ---------------
Total increase (decrease) in interest
   income .......................................................             1,755                157              1,912
                                                                    ---------------    ---------------    ---------------


Interest-bearing liabilities:
   NOW, savings, and money market
      accounts ..................................................               221                196                417
   Time deposits ................................................               660                136                796
   FHLB advances ................................................                78                (10)                68
   Long-term debt ...............................................                19               --                   19
                                                                    ---------------    ---------------    ---------------
       Total increase (decrease) in interest
             expense ............................................               978                322              1,300
                                                                    ---------------    ---------------    ---------------


   Increase (decrease) in net interest income ...................   $           777    $          (165)   $           612
                                                                    ===============    ===============    ===============

PROVISION FOR LOAN LOSSES

      Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of the Company's loan portfolio by Independent Bank Services, L.C. and the annual examination of the Company's financial statements by its independent auditors. The provision for loan losses for the three months ended March 31, 2000, was $130,000 compared with $105,000 for the three months ended March 31, 1999, an increase of $25,000 or 23.8%. Management believes increasing the allowance for loan losses is prudent as total loans, particularly commercial, construction, and consumer loans, increase.

NONINTEREST INCOME

      The Company's primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Noninterest income for the three months ended March 31, 2000 increased to $877,000 from $662,000 for the three months ended March 31, 1999, an increase of $215,000 or 32.5%. The increase in noninterest income for the three months ended March 31, 2000, resulted primarily from an increase in service charges on deposit accounts due to an increase in the number of deposit accounts. Additionally, fee income increased from $117,000 for the three months ended March 31, 1999 to $192,000 for the three months ended March 31, 2000. The increase was primarily due to fee income from the Cash Flow Manager program initiated in September 1999 and additional legal fee income generated from the Company's internal legal counsel. Other noninterest income increased $34,000 during the same period due primarily to additional earnings generated from the key man life insurance policies that have been in place since July 1998.

      The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                ------------------------
                                                   2000          1999
                                                ----------    ----------
                                                       (UNAUDITED)

Service charges on deposit accounts .........   $      542    $      405
Fee income ..................................          192           117
Fiduciary income ............................           25            17
Other noninterest income ....................          152           118
Realized gain on securities .................          (34)            5
                                                ----------    ----------
      Total noninterest income ..............   $      877    $      662
                                                ==========    ==========

NONINTEREST EXPENSES

      Noninterest expenses totaled $3.1 million for the three months ended March 31, 2000 compared with $2.2 million for the three months ended March 31, 1999, an increase of $892,000 or 40.1%. The following table presents, for the periods indicated, the major categories of noninterest expenses (dollars in thousands):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    -----------------------
                                                       2000        1999
                                                    ----------   ----------
                                                          (UNAUDITED)

      Employee compensation and
        benefits ................................   $    1,770   $    1,268
                                                    ----------   ----------
      Non-staff expenses:
         Net bank premises expense ..............          417          309
         Office and computer supplies ...........          102           51
         Legal and professional fees ............           71          101
         Advertising ............................           69           42
         Postage ................................           39           34
         FDIC insurance .........................           16
         Other ..................................          635          415
                                                    ----------   ----------
            Total non-staff expenses ............        1,349          959
                                                    ----------   ----------
            Total noninterest
              expenses ..........................   $    3,119   $    2,227
                                                    ==========   ==========

      Employee compensation and benefits expense for the three months ended March 31, 2000 was $1.8 million, an increase of $502,000 or 39.6% compared with $1.3 million for the same period in 1999. The increase for the three-month period ended March 31, 2000 was due primarily to normal salary increases and additional staff placement in the Texarkana, Mt. Pleasant, and Paris locations to handle customer growth and the recently opened Pittsburg, Sulphur Springs, and Commerce locations. The number of full-time equivalent employees was 189.0 at March 31, 2000, compared with 135.5 at March 31, 1999, an increase of 39.5%.

      Non-staff expenses were $1.3 million for the three months ended March 31, 2000, compared with $959,000 for the same period in 1999, an increase of $390,000 or 40.7%. Net bank premises expense increased $108,000 or 35.0% during the same period to $417,000 due to construction and remodeling projects and the addition of the new Operations Center in Mt. Pleasant, Texas.

      Other non-staff expenses increased $220,000 or 53.0% to $635,000 as of March 31, 2000. The primary reason for this increase is the addition of new locations which, among other expenses, resulted in an increase of $18,000 in director fees, an increase of $36,000 in supplies expense, an increase of $23,000 in ATM and debit card expenses, and an increase of $37,000 in amortization of goodwill.

INCOME TAXES

         Income tax expense increased $20,000 to $185,000 for the three months ended March 31, 2000 from $165,000 for the same period in 1999. The increase is primarily a result of fewer tax deductions available from the Company's leveraged leasing activities. The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

LOAN PORTFOLIO

         Gross loans were $259.1 million at March 31, 2000, an increase of $3.9 million or 1.5% from $255.2 million at December 31, 1999. Loan growth occurred primarily in 1-4 family residential loans, non-residential and non-farmland loans, and construction and land development loans. Loans comprised 74.1% of total interest-earning assets at March 31, 2000 compared with 75.9% at December 31, 1999.

         The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2000 and December 31, 1999:

                                                                         (DOLLARS IN THOUSANDS)
                                                ----------------------------------------------------------------------
                                                          MARCH 31, 2000                      DECEMBER 31, 1999
                                                ---------------------------------    ---------------------------------
                                                    AMOUNT            PERCENT             AMOUNT           PERCENT
                                                ---------------   ---------------    ---------------   ---------------
                                                           (UNAUDITED)
Commercial and industrial ...................   $        57,890             22.34%   $        61,153             23.96%
Agriculture .................................             8,528              3.29              9,102              3.57
Real estate:
          Construction and land .............             9,188              3.55              7,926              3.11
          1-4 family residential ............            87,755             33.87             83,777             32.83
          Farmland ..........................             7,831              3.02              7,976              3.13
          Non-residential and non-farmland. .            56,387             21.76             52,303             20.49
          Multi-family residential ..........             4,525              1.75              6,239              2.44
Consumer ....................................            27,004             10.42             26,733             10.47
                                                ---------------   ---------------    ---------------   ---------------
                    Total loans .............   $       259,108            100.00%   $       255,209            100.00%
                                                ===============   ===============    ===============   ===============

ALLOWANCE FOR LOAN LOSSES

         In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio. Management determines the adequacy of the allowance through its evaluation of the loan portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. At March 31, 2000, and December 31, 1999, the allowance for loan losses totaled $2.5 million or 0.98% of gross loans. The allowance for loan losses as a percentage of nonperforming loans was 140.29% at March 31, 2000.

      Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

                                                                                               THREE MONTHS            YEAR
                                                                                                  ENDED               ENDED
                                                                                                 MARCH 31,          DECEMBER 31,
                                                                                                   2000                1999
                                                                                              ---------------     ---------------
                                                                                                (UNAUDITED)
Average loans outstanding .................................................................   $       257,930     $       213,737
                                                                                              ===============     ===============
Gross loans outstanding at end of period ..................................................   $       259,108     $       255,209
                                                                                              ===============     ===============
Allowance for loan losses at beginning of period ..........................................             2,491               1,512
Provision for loan losses .................................................................               130                 310
Balance acquired with First American Acquisition ..........................................                                   846
Charge-offs:
          Commercial and industrial .......................................................               (82)                (64)
          Real estate .....................................................................               (21)                 (2)
          Consumer ........................................................................               (25)               (267)
Recoveries:
          Commercial and industrial .......................................................                22                  65
          Real estate .....................................................................                 8                  42
          Consumer ........................................................................                26                  49
                                                                                              ---------------     ---------------
Net loan (charge-offs) recoveries .........................................................               (72)               (177)
                                                                                              ---------------     ---------------

Allowance for loan losses at end of period ................................................   $         2,549     $         2,491
                                                                                              ===============     ===============

Ratio of allowance to end of period loans .................................................              0.98%               0.98%
Ratio of net charge-offs to average loans .................................................              0.03%               0.08%
Ratio of allowance to end of period nonperforming loans ...................................            140.29%             244.94%

NONPERFORMING ASSETS

      Nonperforming assets were $2.0 million at March 31, 2000 compared with $1.1 million at December 31, 1999. Four lines of credit totaling $1.3 million were added to nonaccrual loans during the quarter ended March 31, 2000, while three lines of credit were removed totaling $560,000. Management anticipates minimal losses on the total of these new nonperforming assets.

      The ratio of nonperforming assets to total loans and other real estate was 0.76% and 0.43% at March 31, 2000, and December 31, 1999, respectively.

       The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

                                                 MARCH 31,        DECEMBER 31,
                                                   2000              1999
                                              ---------------   ---------------
                                                (UNAUDITED)

Nonaccrual loans ..........................   $         1,185   $           443
Accruing loans 90 or more days past due ...               632               574
                                              ---------------   ---------------
          Total nonperforming loans .......             1,817             1,017
Other real estate .........................               157                79
                                              ---------------   ---------------
          Total nonperforming assets ......   $         1,974   $         1,096
                                              ===============   ===============

SECURITIES

      Securities totaled $81.3 million at March 31, 2000, an increase of $1.5 million from $79.8 million at December 31, 1999. At March 31, 2000, securities represented 21.1% of total assets compared with 21.5% of total assets at December 31, 1999. The yield on average securities for the three months ended March 31, 2000, was 6.69% compared with 6.11% for the same period in 1999. At March 31, 2000, securities included $27.9 million in U.S. Government securities, $29.9 million in mortgage-backed securities, $16.6 million in collateralized mortgage obligations, $1.6 million in equity securities, and $5.3 million in municipal securities. The average life of the securities portfolio at March 31, 2000, was approximately five years.

PREMISES AND EQUIPMENT

      Premises and equipment totaled $13.0 million at March 31, 2000 and $11.7 million at December 31, 1999. The net change reflects an increase of $1.3 million or 11.8%, in fixed assets. The increase is primarily due to the capitalized construction cost incurred for the Mt. Pleasant Operations Center, the new full-service bank location in Pittsburg, Texas, and major remodeling projects in the Sulphur Springs, Commerce, and Mt. Pleasant, Texas locations.

OTHER ASSETS

      On July 1, 1998, the Company invested $3.1 million in single insurance premium policies, which insure the lives of certain senior officers of the Company. As of March 31, 2000, and December 31, 1999, the net surrender values of these policies totaled $3.9 million. Goodwill recorded in connection with the First American Acquisition in September 1999, the Deport Acquisition in 1992 and the Bogata Acquisition in 1993 totaled $3.1 million at March 31, 2000, and at December 31, 1999.

DEPOSITS

      At March 31, 2000, demand, money market and savings deposits accounted for approximately 45.0% of total deposits, while certificates of deposit made up 55.0% of total deposits. Noninterest-bearing demand deposits totaled $59.1 million or 17.5% of total deposits at March 31, 2000, compared with $56.4 million or 17.2% of total deposits at December 31, 1999. The average cost of deposits, including noninterest-bearing demand deposits, was 4.11% for the three months ended March 31, 2000 compared with 3.69% for the same period in 1999.

LIQUIDITY

      The Company's Asset/Liability Management Policy is intended to maintain adequate liquidity for the Company. Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not rely on these external-funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, has historically created an adequate liquidity position.

      The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As summarized in the Condensed Consolidated Statements of Cash Flow, the most significant transactions which affected the Company's level of cash and cash equivalents, cash flows, and liquidity during the first quarter of 2000 were the net increase in federal funds sold of $8.0 million, the net increase in loans of $4.3 million, securities purchases of $9.7 million, securities sales of $5.3 million, the net increase in deposits of $10.1 million, and proceeds from the issuance of long-term debt of $7.0 million.

CAPITAL RESOURCES

      Total shareholders' equity as of March 31, 2000, was $28.7 million, an increase of $231,000 or 0.81% compared with shareholders' equity of $28.5 million at December 31, 1999. This increase was due to earnings for the period of $545,000 less a decrease in accumulated comprehensive income of $314,000.

      Both the Board of Governors of the Federal Reserve System ("Federal Reserve"), with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of March 31, 2000, the Company's Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 12.38%, 13.34%, and 8.65%, respectively. As of March 31, 2000, the Bank's risk-based capital ratios remain above the levels required for the Bank to be designated as "well capitalized" by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 9.27%, 10.23%, and 6.52%, respectively.

YEAR 2000 PREPAREDNESS

      The Company successfully completed the Year 2000 changeover without any problems in its core business processes. The Company has confirmed normal business operations across all products and markets on a sustained basis.

      While management believes it is unlikely, problems associated with non-compliant third parties could still occur. Management will continue to monitor all business processes and relationships with third parties during 2000 to ensure that all processes continue to function properly.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes in the market risk information disclosed in the Company's Form 10-K for the year ended December 31, 1999. See Form 10-K, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Liquidity."

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  None

         (b)  None

         (c)  None

         (d)  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit - 11, Statement regarding computation of earnings per share. Exhibit - 27, Financial Data schedule.

         (b) Reports on Form 8-K

             Form 8-K was filed on January 25, 2000. Under Item 4, changes in Registrant's Certifying Accountant, the Company announced the dismissal of Arnold, Walker, Arnold & Co., P.C. as its independent auditors effective upon the completion of the audit of the Company's 1999 financial statements. Additionally, the Company announced the engagement of Fisk & Robinson, P.C. to serve as the Company's independent auditors for the 2000 financial statements.

             Form 8-K/A was filed on February 25, 2000. The Company amended the prior Form 8-K filed on January 25, 2000 to report February 23, 2000 as the effective date of dismissal of Arnold, Walker, Arnold & Co., P.C. as the Company's independent auditors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GUARANTY BANCSHARES, INC.
                                       (Registrant)

Date:  May 15, 2000                    By: /s/  ARTHUR B. SCHARLACH
                                       -------------------------------
                                       Arthur B. Scharlach, Jr.
                                       President
                                       (Principal Executive Officer)

Date:  May 15, 2000                    By: /s/  CLIFTON A. PAYNE
                                       -------------------------------
                                       Clifton A. Payne
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION                                    PAGE NUMBER
-------  -----------                                    -----------
10       Amended and Restated Declaration of Trust -
           Guaranty (TX) Trust I - Dated as of March
           23, 2000                                     23

11       Statement regarding computation                Reference is hereby made
           of earnings per share                        to Note 2 of Notes to
                                                        Interim Consolidated
                                                        Financial Statements on
                                                        page 6 hereof.


27       Financial Data Schedule                        21