Form 10-Q
period 2000-06-30
GUARANTY BANCSHARES INC /TX/
filed 2000-08-14
CIK 1058867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

As of August 14, 2000, there were 3,066,444 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                            GUARANTY BANCSHARES, INC.
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

                                                                            PAGE

     Item 1.  Financial Statements
              Consolidated Balance Sheets....................................  3
              Consolidated Statements of Earnings............................  4
              Condensed Consolidated Statements of Changes in
                Shareholders' Equity.........................................  5
              Condensed Consolidated Statements of Cash Flows................  6
              Consolidated Statements of Comprehensive Income................  7
              Notes to Interim Consolidated Financial Statements.............  8
    Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................... 10
    Item 3.   Quantitative and Qualitative Disclosures about Market Risk..... 22

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings............................................... 22
    Item 2.  Changes in Securities and Use of Proceeds....................... 22
    Item 3.  Defaults upon Senior Securities ................................ 22
    Item 4.  Submission of Matters to a Vote of Security Holders............. 22
    Item 5.  Other Information............................................... 22
    Item 6.  Exhibits and Reports on Form 8-K................................ 22
    Signatures............................................................... 23

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       June 30,    December 31,
                                                                         2000          1999
                                                                      ----------   ------------
                                                                      (UNAUDITED)
ASSETS

Cash and due from banks ............................................  $   13,527   $     13,102
Interest bearing deposits in other banks ...........................          92             50
                                                                      ----------   ------------
       Total cash and cash equivalents .............................      13,619         13,152
Federal funds sold .................................................        --            1,140
Securities available-for-sale ......................................      86,205         79,761
Loans, net of allowance for loan losses of $2,491 and $2,491 .......     260,884        252,718
Premises and equipment, net ........................................      13,510         11,662
Accrued interest receivable ........................................       3,361          2,735
Other assets .......................................................      12,493          9,270
                                                                      ----------   ------------
       Total assets ................................................  $  390,072   $    370,438
                                                                      ==========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits:
      Noninterest-bearing ..........................................  $   57,954   $     56,404
      Interest-bearing .............................................     280,942        272,233
                                                                      ----------   ------------
         Total deposits ............................................     338,896        328,637
                                                                      ----------   ------------
FHLB advances ......................................................      11,553         10,699
Long-term debt .....................................................       7,000           --
Fed funds purchased ................................................       2,045           --
Other liabilities ..................................................       2,990          2,606
                                                                      ----------   ------------
          Total liabilities ........................................     362,484        341,942
                                                                      ----------   ------------
Shareholders' equity:
     Preferred stock, $5.00 par value, 15,000,000 shares authorized,
         none issued ...............................................        --             --
     Common stock, $1.00 par value, 50,000,000 shares authorized,
         3,250,016 issued ..........................................       3,250          3,250
Additional capital .................................................      12,659         12,659
Retained earnings ..................................................      14,396         13,535
Treasury stock 160,272, and 17,600 shares at cost ..................      (1,723)          (174)
Accumulated other comprehensive income .............................        (994)          (774)
                                                                      ----------   ------------
Total shareholders' equity .........................................      27,588         28,496
                                                                      ----------   ------------
Total liabilities and shareholders' equity .........................  $  390,072   $    370,438
                                                                      ==========   ============

          See accompanying notes to consolidated financial statements.

                            GUARANTY BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                JUNE 30,            JUNE 30,
                                                           ------------------  -------------------
                                                             2000      1999      2000       1999
                                                           --------  --------  --------   --------
Interest income:
   Loans ................................................  $  5,596  $  3,933  $ 10,913   $  7,814
   Securities ...........................................     1,442       711     2,756      1,483
   Federal funds sold and other temporary investments ...        74       150       118        260
                                                           --------  --------  --------   --------
      Total interest income .............................     7,112     4,794    13,787      9,557
Interest expense:
   Deposits .............................................     3,633     2,293     7,067      4,514
   FHLB advances and federal funds purchased ............       155        52       275        104
   Long-term debt .......................................       192      --         211       --
                                                           --------  --------  --------   --------
      Total interest expense ............................     3,980     2,345     7,553      4,618
                                                           --------  --------  --------   --------
      Net interest income ...............................     3,132     2,449     6,234      4,939
Provision for loan losses ...............................       185        70       315        175
                                                           --------  --------  --------   --------
      Net interest income after provision for loan losses     2,947     2,379     5,919      4,764
Noninterest income:
   Service charges ......................................       597       435     1,139        840
   Other operating income ...............................       271       213       640        465
   Realized (loss) gain on available-for-sale securities       --           7       (34)        12
                                                           --------  --------  --------   --------
      Total noninterest income ..........................       868       655     1,745      1,317
                                                           --------  --------  --------   --------
Noninterest expense:
   Employee compensation and benefits ...................     1,639     1,226     3,409      2,494
   Net bank premises expense ............................       414       333       831        642
   Other operating expenses .............................       871       738     1,803      1,388
                                                           --------  --------  --------   --------
      Total noninterest expenses ........................     2,924     2,297     6,043      4,524
                                                           --------  --------  --------   --------
      Earnings before income taxes ......................       891       737     1,621      1,557
Provision for income taxes ..............................       203       180       388        345
                                                           --------  --------  --------   --------
      Net earnings ......................................  $    688  $    557  $  1,233   $  1,212
                                                           ========  ========  ========   ========
      Basic earnings per common share ...................  $   0.22  $   0.19  $   0.39   $   0.42
                                                           ========  ========  ========   ========
      Diluted earnings per common share .................  $   0.22  $   0.19  $   0.39   $   0.42
                                                           ========  ========  ========   ========

  See accompanying notes to consolidated financial statements.

                           GUARANTY BANCHSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       -------------------   -------------------
                                                             JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Balance at beginning of period ......................  $ 28,727   $ 24,285   $ 28,496   $ 23,796
Net income ..........................................       688        557      1,233      1,212
Less cash dividends declared on common stock ........      (372)      (346)      (372)      (346)
Less purchases of treasury stock ....................    (1,549)      (116)    (1,549)      (116)
Change in unrealized gain/loss on
    securities available for sale, net of tax .......        94       (262)      (220)      (428)
                                                       --------   --------   --------   --------
Balance at end of period ............................  $ 27,588   $ 24,118   $ 27,588   $ 24,118
                                                       ========   ========   ========   ========

   See accompanying Notes to Interim Consolidated Financial Statements.

                           GUARANTY BANCHSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                            -------------------
                                                                              2000       1999
                                                                            --------   --------
  Net cash provided by operating activities ..............................  $ (1,222)  $  1,348

Cash flows from investing activities:
    Securities available for sale:
      Purchases ..........................................................   (16,243)    (8,115)
      Sales ..............................................................     5,314      5,021
      Maturities, calls, and principal repayments ........................     4,170      4,607
    Securities held to maturity:
      Purchases ..........................................................      --       (1,253)
      Maturities, calls, and principal repayments ........................      --          994
      Net increase in loans ..............................................    (8,844)   (17,886)
      Purchases of premises and equipment ................................    (2,241)      (950)
      Proceeds from sale of premises, equipment and other real estate ....       156         71
      Net decrease (increase) in federal funds sold ......................     1,140       (320)
                                                                            --------   --------
            Net cash used by investing activities ........................   (16,548)   (17,831)
                                                                            --------   --------
Cash flows from financing activities:
      Change in deposits .................................................    10,259     18,864
      Net change in short-term FHLB advances .............................     1,000       --
      Repayment of long-term FHLB advances ...............................      (146)      (139)
      Proceeds from issuance of trust preferred securities ...............     7,000       --
      Increase in federal funds purchased ................................     2,045       --
      Purchase of treasury stock .........................................    (1,549)      (116)
      Dividends paid .....................................................      (372)      (346)
                                                                            --------   --------
            Net cash provided from financing activities ..................    18,237     18,263
                                                                            --------   --------
            Net increase in cash and cash equivalents ....................       467      1,780
Cash and cash equivalents at beginning of period .........................    13,152     11,721
                                                                            --------   --------
Cash and cash equivalents at end of period ...............................  $ 13,619   $ 13,501
                                                                            ========   ========
Supplemental disclosures:
     Cash paid for income taxes ..........................................  $    420   $    527
     Cash paid for interest ..............................................  $  7,193   $  4,596

Significant non-cash transactions:
     Transfers from loans to real estate owned ...........................  $    582   $     67

  See accompanying notes to consolidated financial statements.

                            GUARANTY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS         SIX MONTHS
                                                                     ENDED JUNE 30,        ENDED JUNE 30,
                                                                  -------------------   -------------------
                                                                    2000       1999       2000       1999
                                                                  --------   --------   --------   --------
Net income .....................................................  $    688   $    557   $  1,233   $  1,212
Other comprehensive income:
    Unrealized gain/(loss) on available for sale securities
        arising during the period ..............................       143       (389)      (366)      (636)
    Reclassification adjustment for amounts realized on
        securities sales included in net income ................      --           (7)        34        (12)
                                                                  --------   --------   --------   --------
            Net unrealized gain/(loss) .........................       143       (396)      (332)      (648)
            Tax effect .........................................       (49)       134        112        220
                                                                  --------   --------   --------   --------
                 Total other comprehensive income ..............        94       (262)      (220)      (428)
                                                                  --------   --------   --------   --------
Comprehensive income ...........................................  $    782   $    295   $  1,013   $    784
                                                                  ========   ========   ========   ========

                            GUARANTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1.      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries Guaranty (TX) Capital Trust I and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bank, and one non-bank subsidiary, Guaranty Company. Guaranty Bank has three wholly-owned non-bank subsidiaries, Guaranty Leasing Company, Guaranty Mortgage Company and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2000. The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      In preparation of the accompanying unaudited consolidated financial statements, management is required to make estimates and assumptions which are based on information available at the time such estimates and assumptions are made. These estimates and assumptions affect the amounts reported in the accompanying unaudited consolidated financial statements. Accordingly, future results may differ if the actual amounts and events are not the same as the estimates and assumptions of management. The collectibility of loans, fair value of financial instruments and status of contingencies are particularly subject to change.

NOTE 2.      EARNINGS PER SHARE

         The following table illustrates the computation of earnings per share ("EPS"):

                                                             THREE MONTHS            SIX MONTHS
                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                        ----------------------  ----------------------
                                                           2000        1999        2000        1999
                                                        ----------  ----------  ----------  ----------
Net earnings available to common shareholders ........  $      688  $      557  $    1,233  $    1,212
Weighted average common shares used in basic EPS .....   3,145,457   2,898,280   3,188,936   2,898,280
Potential dilutive common shares .....................        --          --          --          --
                                                        ----------  ----------  ----------  ----------
Weighted average common and potential dilutive
      common shares used in dilutive EPS .............   3,145,457   2,898,280   3,188,936   2,898,280
                                                        ==========  ==========  ==========  ==========
Basic earnings per common share ......................  $     0.22  $     0.19  $     0.39  $     0.42
                                                        ==========  ==========  ==========  ==========
Diluted earnings per common share ....................  $     0.22  $     0.19  $     0.39  $     0.42
                                                        ==========  ==========  ==========  ==========

NOTE  3.      GUARANTEED PREFERED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED
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


                                             IF REDEEMED
                                               DURING
IF REDEEMED DURING      PERCENTAGE OF         12 MONTHS        PERCENTAGE OF
12 MONTHS BEGINNING       PRINCIPAL           BEGINNING          PRINCIPAL
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

FINANCIAL OVERVIEW

      Net earnings available to common shareholders for the six months ended June 30, 2000 were $1.2 million or $0.39 per share compared with $1.2 million or $0.42 per share for the six months ended June 30, 1999, an increase of $21,000 or 1.7%. The increase is due primarily to an increase in net interest income of $1.3 million or 26.2% and an increase in noninterest income of $428,000 or 32.5% offset by an increase in noninterest expense of $1.5 million or 33.6%. These increases are due in part to the growth in loans, in deposits and in other liabilities. Net earnings for the three months ended June 30, 2000 were $688,000 or $0.22 per share compared with $557,000 or $0.19 per share for the three months ended June 30, 1999, an increase of $131,000 or 23.5%. The increase is primarily due to an increase in net interest income and noninterest income partly offset by an increase in noninterest expense.

      The first six months of year 2000 showed steady growth. Gross loans increased to $263.3 million at June 30, 2000, from $255.2 million at December 31, 1999, an increase of $8.1 million or 3.2%. Total assets increased to $390.1 million at June 30, 2000, compared with $370.4 million at December 31, 1999. The increase of $19.7 million in total assets resulted primarily from the investment of increased deposits of $10.3 million, an increase in federal funds purchased of $2.0 million and the issuance of the debentures of $7.0 million. Total deposits increased to $338.9 million at June 30, 2000 compared to $328.6 million at December 31, 1999, an increase of $10.3 million or 3.1%. There were no debentures outstanding at December 31, 1999.

      Total shareholders' equity was $27.6 million at June 30, 2000, compared with $28.5 million at December 31, 1999, a decrease of $908,000 or 3.2%. This decrease was due to earnings for the period of $1.2 million offset by the purchase of 142,672 shares of treasury stock at a cost of $1.5 million, the payment of dividends of $372,000 and a decrease in accumulated other comprehensive income of $220,000.

RESULTS OF OPERATIONS

INTEREST INCOME

      Interest income for the six months ended June 30, 2000 was $13.8 million, an increase of $4.2 million or 44.3% compared with the six months ended June 30, 1999. The increase in interest income was due primarily to higher interest income on loans and securities. Average loans were $259.0 million for the six months ended June 30, 2000, compared with $194.6 million for the six months ended June 30, 1999, an increase of $64.4 million or 33.1%. Average securities were $84.2 million for the six months ended June 30, 2000, compared with $49.4 million for the six months ended June 30, 1999, an increase of $34.8 million or 70.4%. Interest income for the three months ended June 30, 2000 was $7.1 million, an increase of $2.3 million or 48.4% compared with the three months ended June 30, 1999. Growth in the average volume of interest-earning assets was a result in part, of the acquisition of First American and an increase in the average yield earned on interest-earnings assets during the three and six-months period ended June 30, 2000.

INTEREST EXPENSE

      Interest expense on deposits and other interest-bearing liabilities was $7.6 million for the six months ended June 30, 2000, compared with $4.6 million for the six months ended June 30, 1999, an increase of $3.0 million or 63.6%. The increase in interest expense was due primarily to a 43.1% increase in average interest-bearing liabilities to $297.8 million for the six months ended June 30, 2000, from $208.1 million for the six months ended June 30, 1999. The increase is also due to a rise in average interest rate paid on interest-bearing liabilities from 4.50% for the six months ended June 30, 1999 to 5.10% for the six months ended June 30, 2000. Interest expense was $4.0 million for the three months ended June 30, 2000, compared with $2.3 million for the three months ended June 30, 1999, an increase of $1.7 million or 69.7%. The increase for the comparable three-month periods was also due to increases in average balances and average interest rates of interest-bearing liabilities.

NET INTEREST INCOME

      Net interest income was $6.2 million for the six months ended June 30, 2000 compared with $4.9 million for the six months ended June 30, 1999, an increase of $1.3 million or 26.2%. The increase in net interest income resulted primarily from growth in average interest-earning assets to $347.3 million for the six months ended June 30, 2000, from $254.7 million for the six months ended June 30, 1999, an increase of $92.6 million or 36.4%. Net interest income was $3.1 million for the three months ended June 30, 2000, compared with $2.4 million for the three months ended June 30, 1999, an increase of $683,000 or 27.9%. The net interest margin decreased from 3.83% to 3.57% for the three months ended June 30, 2000 and from 3.93% to 3.61% for the six months ended June 30, 2000 compared to the same three and six-month period ended June 30,1999. This decrease can be attributed to the fact that the percentage growth in average interest-bearing liabilities exceeded the percentage growth in average interest-earning assets causing the ratio of average interest-earning assets to average interest-bearing liabilities to decrease. Additionally, the average rate paid on interest-bearing liabilities increased at a faster rate than the average rate earned on interest-earning assets due to the Bank's negative gap position and the rising interest rate environment.

      The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2000 and 1999, respectively. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The net interest spread is the difference between the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities. The net interest margin is net interest income as a percentage of average interest-earning assets.

                                                                                        THREE MONTHS ENDED JUNE 30,
                                                                     --------------------------------------------------------------
                                                                                  2000                          1999
                                                                     ------------------------------  ------------------------------
                                                                       AVERAGE    INTEREST  AVERAGE    AVERAGE    INTEREST  AVERAGE
                                                                     OUTSTANDING  EARNED/   YIELD/   OUTSTANDING  EARNED/   YIELD/
                                                                       BALANCE      PAID     RATE      BALANCE     PAID      RATE
                                                                     -----------  --------  -------  -----------  --------  -------
                                                                                           (Dollars in thousands)
                                                                                                 (Unaudited)
Interest-earning assets:
   Loans:
      Commercial and industrial ...................................  $    65,998  $  1,422     8.67% $    62,209  $  1,215     7.92%
      Agriculture .................................................        8,293       202     9.80%        --                  --
      Real estate-mortgage and
        construction ..............................................      158,509     3,263     8.28%     115,540     2,220     7.79%
      Installment and other .......................................       27,285       657     9.68%      21,363       487     9.25%
      Fees on loans ...............................................         --          52                  --          11
      Securities ..................................................       87,601     1,442     6.62%      47,593       711     6.06%
      Federal funds sold ..........................................        5,081        73     5.78%      10,474       124     4.80%
     Interest-bearing deposits in
        other financial institutions ..............................           23         1     4.36%       2,006        26     5.26%
                                                                     -----------  --------           -----------  --------
      Total interest-earning assets ...............................      352,790     7,112     8.11%     259,185     4,794     7.50%

 Less allowance for loan losses ...................................       (2,476)                         (1,530)
                                                                     -----------                     -----------
     Total interest-earning
           assets,  net of allowance ..............................      350,314                         257,655
Non-earning assets:
     Cash and due from banks ......................................       11,543                           9,135
     Premises and equipment .......................................       13,316                           7,581
     Interest receivable and
           other assets ...........................................       14,117                           8,431
     Other real estate owned ......................................          312                             133
                                                                     -----------                     -----------
            Total assets ..........................................  $   389,602                     $   282,935
                                                                     ===========                     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     NOW, savings, and money
          market accounts .........................................  $    96,728  $    984     4.09% $    67,468  $    557     3.35%
      Time deposits ...............................................      188,442     2,649     5.65%     137,341     1,736     5.13%
                                                                     -----------  --------           -----------  --------
         Total interest-bearing
             deposits .............................................      285,170     3,633     5.12%     204,809     2,293     4.54%
      FHLB advances and federal funds purchased....................       11,236       155     5.55%       3,872        52     5.45%
      Long-term debt ..............................................        7,000       192    11.03%        --        --       --
                                                                     -----------  --------           -----------  --------
         Total interest-bearing
             liabilities ..........................................      303,406  $  3,980     5.28%     208,681  $  2,345     4.56%
                                                                                  --------                        --------
Noninterest-bearing liabilities:
      Demand deposits .............................................       56,101                          47,326
      Accrued expenses and other liabilities ......................        2,542                           2,674
                                                                     -----------                     -----------
          Total liabilities .......................................      362,049                         258,681
 Shareholders' equity .............................................       27,553                          24,254
                                                                     -----------                     -----------
         Total liabilities and
              shareholders' equity ................................  $   389,602                     $   282,935
                                                                     ===========                     ===========
Net interest income ...............................................               $  3,132                        $  2,449
                                                                                  ========                        ========
Net interest spread ...............................................                   2.83%                           2.94%
                                                                                  --------                        --------
Net interest margin ...............................................                   3.57%                           3.83%
                                                                                  --------                        --------

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                -------------------------------------------------------------------
                                                                               2000                               1999
                                                                ---------------------------------  --------------------------------
                                                                  AVERAGE     INTEREST    AVERAGE    AVERAGE     INTEREST   AVERAGE
                                                                OUTSTANDING   EARNED/     YIELD/   OUTSTANDING   EARNED/    YIELD/
                                                                  BALANCE       PAID       RATE      BALANCE      PAID       RATE
                                                                -----------   --------    -------  -----------   --------   -------
                                                                                      (Dollars in thousands)
                                                                                            (Unaudited)
ASSETS
Interest-earning assets:
   Loans:
      Commercial and industrial ..............................  $    66,912   $  2,815      8.46%  $    59,671   $  2,378      8.08%
      Agriculture ............................................        8,508        410      9.69%                              --
      Real estate-mortgage and
         construction ........................................      156,223      6,347      8.17%      113,813      4,426      7.89%
      Installment and other ..................................       27,367      1,286      9.45%       21,117        988      9.49%
      Fees on loans ..........................................         --           55                    --           22
      Securities .............................................       84,183      2,756      6.58%       49,396      1,483      6.09%
      Federal funds sold .....................................        4,129        117      5.70%        8,714        207      4.82%
      Interest-bearing deposits in
        other financial institutions .........................           19          1      4.36%        1,980         53      5.43%
                                                                -----------   --------             -----------   --------
      Total interest-earning assets ..........................      347,341     13,787      7.98%      254,691      9,557      7.61%

 Less allowance for loan losses ..............................       (2,477)                            (1,528)
                                                                -----------                        -----------
     Total interest-earning
           assets,  net of allowance .........................      344,864                            253,163
Non-earning assets:
     Cash and due from banks .................................       12,248                              8,940
     Premises and equipment ..................................       12,807                              7,568
     Interest receivable and
           other assets ......................................       13,062                              9,329
     Other real estate owned .................................          231                                134
                                                                -----------                        -----------
            Total assets .....................................  $   383,212                        $   279,134
                                                                ===========                        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     NOW, savings, and money
          market accounts ....................................  $    95,064   $  1,913      4.05%  $    66,932   $  1,069      3.24%
      Time deposits ..........................................      188,296      5,154      5.50%      137,217      3,445      5.09%
                                                                -----------   --------             -----------   --------
         Total interest-bearing
             deposits ........................................      283,360      7,067      5.02%      204,149      4,514      4.48%
        FHLB advances and federal funds purchased ............       10,556        275      5.24%        3,933        104      5.36%
         Long-term debt ......................................        3,846        211     11.03%         --         --        --
                                                                -----------   --------             -----------   --------
         Total interest-bearing
             liabilities .....................................      297,762   $  7,553      5.10%      208,082   $  4,618      4.50%
                                                                              --------                           --------
Noninterest-bearing liabilities:
      Demand deposits ........................................       55,131                             44,085
      Accrued expenses and
          other liabilities ..................................        2,367                              2,631
                                                                -----------                        -----------
          Total liabilities ..................................      355,260                            254,798
 Shareholders' equity ........................................       27,952                             24,336
                                                                -----------                        -----------
         Total liabilities and
              shareholders' equity ...........................  $   383,212                        $   279,134
                                                                ===========                        ===========
Net interest income ..........................................                $  6,234                           $  4,939
                                                                              ========                           ========
Net interest spread ..........................................                    2.88%                              3.11%
                                                                              --------                           --------
Net interest margin ..........................................                    3.61%                              3.93%
                                                                              --------                           --------

      The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of these tables, changes attributable to both rate and volume that can be segregated have been allocated (dollars in thousands):

                                                         THREE MONTHS ENDED JUNE 30,
                                                        ------------------------------
                                                                 2000 VS. 1999
                                                        ------------------------------
                                                        INCREASE (DECREASE)
                                                              DUE TO
                                                        -------------------
                                                         VOLUME      RATE      TOTAL
                                                        --------   --------  ---------
                                                                 (UNAUDITED)
Interest-earning assets:
   Loans .............................................  $  1,247   $    416  $   1,663
   Securities ........................................       609        122        731
   Federal funds sold ................................       (63)        12        (51)
   Interest-bearing deposits in other
      financial institutions .........................       (25)      --          (25)
                                                        --------   --------  ---------
        Total increase (decrease) in interest income .     1,768        550      2,318
                                                        --------   --------  ---------

Interest-bearing liabilities:
   NOW, savings, and money market
      accounts .......................................       248        179        427
   Time deposits .....................................       666        247        913
   FHLB advances and federal funds purchased .........       100          3        103
   Long-term debt ....................................       192       --          192
                                                        --------   --------  ---------
       Total increase (decrease) in interest expense .     1,206        429      1,635
                                                        --------   --------  ---------
        Increase (decrease) in net interest income ...  $    562   $    121  $     683
                                                        ========   ========  =========

                                                   SIX MONTHS ENDED JUNE 30,
                                               --------------------------------
                                                        2000 VS. 1999
                                               --------------------------------
                                               INCREASE (DECREASE)
                                                      DUE TO
                                               -------------------
                                                VOLUME      RATE       TOTAL
                                               --------   --------   ---------
                                                        (UNAUDITED)

   Loans ....................................  $  2,673   $    426   $   3,099
   Securities ...............................     1,065        208       1,273
   Federal funds sold .......................      (108)        18         (90)
   Interest-bearing deposits in other
      financial institutions ................       (52)      --           (52)
                                               --------   --------   ---------
Total increase (decrease) in interest
   income ...................................     3,578        652       4,230
                                               --------   --------   ---------

Interest-bearing liabilities:
   NOW, savings, and money market
      accounts ..............................       462        382         844
   Time deposits ............................     1,322        387       1,709
   FHLB advances and federal funds purchased.       177         (6)        171
   Long-term debt ...........................       211       --           211
                                               --------   --------   ---------
       Total increase (decrease) in interest
             expense ........................     2,172        763       2,935
                                               --------   --------   ---------
   Increase (decrease) in net interest income  $  1,406   $   (111)  $   1,295
                                               ========   ========   =========

PROVISION FOR LOAN LOSSES

      Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of the Company's loan portfolio by Independent Bank Services, L.C. and the annual examination of the Company's financial statements by its independent auditors. The provision for loan losses for the six months ended June 30, 2000, was $315,000 compared with $175,000 for the six months ended June 30, 1999, an increase of $140,000 or 80.0%. The provision for loan losses for the three months ended June 30, 2000, was $185,000 compared with $70,000 for the three months ended June 30, 1999, an increase of $115,000 or 164.3%. The increases were due to the increases in average loans of 30.6% and 33.1% over the comparable three- and six-month periods. Management believes increasing the allowance for loan losses is prudent as total loans, particularly higher-risk commercial, construction, and consumer loans, increase.

NONINTEREST INCOME

      The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30,           JUNE 30,
                                             ------------------  -------------------
                                               2000      1999      2000       1999
                                             --------  --------  --------   --------
                                                          (UNAUDITED)
Service charges on deposit accounts .......  $    597  $    435  $  1,139   $    840
Fee income ................................       134       114       326        231
Fiduciary income ..........................        18        13        43         30
Other noninterest income ..................       119        86       271        204
Realized gain (loss) on securities ........      --           7       (34)        12
                                             --------  --------  --------   --------
      Total noninterest income ............  $    868  $    655  $  1,745   $  1,317
                                             ========  ========  ========   ========

      The Company's primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Noninterest income for the three and six-months period ended June 30, 2000 increased $213,000, or 32.5%, and $428,000 or 32.5%, respectively, over the same periods ended June 30, 1999. The increase in noninterest income for the three and six-months ended June 30, 2000 was primarily due to an increase in service charges on deposit accounts created by an increase in the number of deposit accounts. Additionally, fee income increased $20,000 or 17.5%, and $95,000 or 41.1% for the three and six-months ended June 30, 2000, over the three and six-months ended June 30, 1999. The increase was primarily due to fee income from the Cash Flow Manager program initiated in September 1999 and additional legal fee income generated from the Company's internal legal counsel. Other noninterest income increased $33,000 or 38.4% and $67,000 or 32.8% during the same periods due primarily to additional earnings generated from the key man life insurance policies that the Company owns.

NONINTEREST EXPENSES

      The following table presents, for the periods indicated, the major categories of noninterest expenses (dollars in thousands):

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                          ------------------  ------------------
                                            2000      1999      2000      1999
                                          --------  --------  --------  --------
                                                        (UNAUDITED)

Employee compensation and benefits .....  $  1,639  $  1,226  $  3,409  $  2,494
                                          --------  --------  --------  --------
Non-staff expenses:
   Net bank premises expense ...........       414       333       831       642
   Office and computer supplies ........        72        94       174       145
   Legal and professional fees .........       176       126       247       227
   Advertising .........................        93        47       162        89
   Postage .............................        35        33        74        67
   FDIC insurance ......................        17         6        33        13
   Other ...............................       478       432     1,113       847
                                          --------  --------  --------  --------
      Total non-staff expenses .........     1,285     1,071     2,634     2,030
                                          --------  --------  --------  --------
      Total noninterest expenses .......  $  2,924  $  2,297  $  6,043  $  4,524
                                          ========  ========  ========  ========

      Employee compensation and benefits expense increased $413,000, or 33.7%, and $915,000, or 36.7%, for the three and six months ended June 30, 2000 compared to the same periods in 1999. The increase for both the three and six-month periods ended June 30, 2000 was due primarily to normal salary increases and additional staff placement in the Texarkana, Mt. Pleasant, and Paris locations to handle customer growth and the recently opened Sulphur Springs, and Commerce locations. The number of full-time equivalent employees was 185 at June 30, 2000, compared with 146 at June 30, 1999, an increase of 26.7%.

      Non-staff expenses increased $214,000 or 20.0%, and $604,000 or 29.8%, for the three and six months ended June 30, 2000, compared with the same periods in 1999. Advertising expense increased $46,000 or 97.8% and $73,000 or 82.0% for the three and six-month periods ended June 30, 2000 due to the hiring of an advertising agency and stronger emphasis on Company recognition in its newer markets. Net bank premises expense increased $81,000, or 24.3%, and $189,000, or 29.4%, over the comparable periods due to construction and remodeling projects and the addition of the new Operations Center in Mt. Pleasant, Texas.

      Other non-staff expenses increased $46,000, or 10.6% and $266,000, or 31.4%, over the comparable three and six-month periods due to the addition of new locations which, among other expenses, resulted in increases in director fees, supplies expense, ATM and debit card expenses, and amortization of goodwill.

INCOME TAXES

         Income tax expense increased $43,000 to $388,000 for the six months ended June 30, 2000 from $345,000 for the same period in 1999. Income tax expense was $203,000 for the three months ended June 30, 2000 compared with $180,000 for the three months ended June 30, 1999, an increase of $23,000. The change in income tax expense is primarily attributable to the change in income before income taxes. The increase is also a result of fewer tax deductions available from the Company's leveraged leasing activities. The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

LOAN PORTFOLIO

         Gross loans were $263.4 million at June 30, 2000, an increase of $8.2 million or 3.2% from $255.2 million at December 31, 1999. Loan growth occurred primarily in 1- 4 family residential loans and construction and land development loans due to the Company's emphasis to have a higher concentration of real estate based loans. Loans comprised 75.3% of total interest-earning assets at June 30, 2000 compared with 75.9% at December 31, 1999.

         The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2000 and December 31, 1999 (dollars in thousands):

                                               JUNE 30, 2000     DECEMBER 31, 1999
                                             -----------------   -----------------
                                              AMOUNT   PERCENT    AMOUNT   PERCENT
                                             --------  -------   --------  -------
                                                          (UNAUDITED)
Commercial and industrial .................  $ 61,557    23.37%  $ 61,153    23.96%
Agriculture ...............................     9,610     3.65      9,102     3.57
Real estate:
          Construction and land development     8,926     3.39      7,926     3.11
          1-4 family residential ..........    92,956    35.30     83,777    32.83
          Farmland ........................     7,845     2.98      7,976     3.13
          Non-residential and non-farmland     52,209    19.82     52,303    20.49
          Multi-family residential ........     4,278     1.62      6,239     2.44
Consumer ..................................    25,994     9.87     26,733    10.47
                                             --------  -------   --------  -------
                    Total loans ...........  $263,375   100.00%  $255,209   100.00%
                                             ========  =======   ========  =======

ALLOWANCE FOR LOAN LOSSES

         In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio. Management determines the adequacy of the allowance through its evaluation of the loan portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. Loans charged-off during the six-month period ended June 30, 2000 increased $252,000 or 164.7% over the same period ended June 30, 1999. This increase is due primarily to the Company's recognition of loan losses associated with loans acquired in the First American acquisition. At June 30, 2000, and June 30, 1999, the allowance for loan losses totaled $2.5 million or 0.95% of gross loans and $1.6 million or 0.77% of gross loans respectively. The allowance for loan losses as a percentage of nonperforming loans was 154.24% at June 30, 2000.

      Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

                                                         SIX MONTHS    SIX MONTHS
                                                           ENDED         ENDED
                                                          JUNE 30,      JUNE 30,
                                                            2000          1999
                                                         ----------    ----------
                                                                (UNAUDITED)
Average loans outstanding .............................  $  259,010    $  194,601
                                                         ==========    ==========
Gross loans outstanding at end of period ..............  $  263,375    $  203,652
                                                         ==========    ==========
Allowance for loan losses at beginning of period ......       2,491         1,512
Provision for loan losses .............................         315           175
Charge-offs:
          Commercial and industrial ...................        (238)          (29)
          Real estate .................................         (65)         --
          Consumer ....................................        (102)         (124)
Recoveries:
          Commercial and industrial ...................          29            13
          Real estate .................................           7             2
          Consumer ....................................          54            18
                                                         ----------    ----------
Net loan (charge-offs) recoveries .....................        (315)         (120)
                                                         ----------    ----------
Allowance for loan losses at beginning of period ......  $    2,491    $    1,567
                                                         ==========    ==========

Ratio of allowance to end of period loans .............        0.95%         0.77%
Ratio of net charge-offs to average loans .............        0.12%         0.06%
Ratio of allowance to end of period nonperforming loans      154.24%       106.31%

NONPERFORMING ASSETS

      Nonperforming assets were $2.1 million at June 30, 2000 compared with $1.1 million at December 31, 1999. Nonaccrual loans increased $672,000 from $443,000 at December 31, 1999 to $1.1 million at June 30, 2000. This increase was due primarily to the addition of one line of credit totaling $703,000 to nonaccrual status during the period. Other real estate increased $434,000 during the same period. This increase is primarily the result of four loans that were foreclosed during the period totaling $470,000. Management anticipates minimal losses on the total of these new nonperforming assets.

      The ratio of nonperforming assets to total loans and other real estate was 0.81% and 0.43% at June 30, 2000, and December 31, 1999, respectively.

       The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

                                                          JUNE 30,  DECEMBER 31,
                                                            2000       1999
                                                          --------  ------------
                                                               (UNAUDITED)

Nonaccrual loans .......................................  $  1,115  $        443
Accruing loans 90 or more days past due ................       500           574
                                                          --------  ------------
          Total nonperforming loans ....................     1,615         1,017
Other real estate ......................................       513            79
                                                          --------  ------------
          Total nonperforming assets ...................  $  2,128  $      1,096
                                                          ========  ============

SECURITIES

      Securities totaled $86.2 million at June 30, 2000, an increase of $6.4 million from $79.8 million at December 31, 1999. At June 30, 2000, securities represented 22.1% of total assets compared with 21.5% of total assets at December 31, 1999. The yield on average securities for the six months ended June 30, 2000, was 6.58% compared with 6.09% for the same period in 1999. At June 30, 2000, securities included $28.6 million in U.S. Government securities, $28.6 million in mortgage-backed securities, $18.7 million in collateralized mortgage obligations, $1.6 million in equity securities, and $8.7 million in municipal securities. The average life of the securities portfolio at June 30, 2000, was approximately four years, however, all of the Company's securities are classified as available-for-sale.

PREMISES AND EQUIPMENT

      Premises and equipment totaled $13.5 million at June 30, 2000 and $11.7 million at December 31, 1999 reflecting an increase of $1.8 million, or 15.4%. The increase is primarily due to the capitalized construction cost incurred for the Mt. Pleasant Operations Center, the new full-service bank location in Pittsburg, Texas, and major remodeling projects in the Sulphur Springs, Commerce, and Mt. Pleasant, Texas locations.

OTHER ASSETS

        On July 1, 1998, the Company invested $3.1 million in single insurance premium policies, which insure the lives of certain senior officers of the Company. As of June 30, 2000, and December 31, 1999, the net surrender values of these policies totaled $4.0 million and $3.9 million respectively. Goodwill recorded in connection with the First American acquisition in September 1999, the Deport acquisition in 1992 and the Bogata acquisition in 1993 totaled $3.1 million at June 30, 2000, and at December 31, 1999. The Company's investment in Guaranty Leasing Company, a wholly-owned non-bank subsidiary of Guaranty Bank increased from $382,000 at December 31, 1999 to $2.8 million at

June 30, 2000. This increase is the result of acquiring a 2.5% ownership in an Aircraft Finance Trust, a special-purpose business trust formed to acquire, finance, refinance, own, lease, sublease, sell, and maintain aircraft.

DEPOSITS

      At June 30, 2000, demand, money market and savings deposits accounted for approximately 45.2% of total deposits, while certificates of deposit made up 54.8% of total deposits. Total deposits increased $10.3 million or 3.1% from December 31, 1999 to June 30, 2000. This increase came primarily from an increase in money market accounts of $6.0 million or 11.8% due to an attractive yield on the Company's Premier Money Market account, and an increase in certificates of deposits of $4.3 million or 2.4% due to the offering of competitive yields on these deposits. Noninterest-bearing demand deposits totaled $58.0 million or 17.1% of total deposits at June 30, 2000, compared with $56.4 million or 17.2% of total deposits at December 31, 1999. The average cost of deposits, including noninterest-bearing demand deposits, was 4.20% for the six months ended June 30, 2000 compared with 3.65% for the same period in 1999.

LIQUIDITY

      The Company's asset/liability management policy is intended to maintain adequate liquidity for the Company. Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on a continuing basis. The Company's liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not continually rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, has historically created an adequate liquidity position.

      The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company's level of cash and cash equivalents, cash flows, and liquidity during the first six months of 2000 were the net increase in loans of $8.8 million, securities purchases of $16.2 million, securities sales of $5.3 million, securities calls, maturities, and principal repayments of $4.2 million, the net increase in deposits of $10.3 million, and proceeds from the issuance of long-term debt of $7.0 million.

CAPITAL RESOURCES

      Total shareholders' equity as of June 30, 2000, was $27.6 million, a decrease of $908,000 or 3.2% compared with shareholders' equity of $28.5 million at December 31, 1999. This decrease was due to earnings for the period of $1.2 million offset by the purchase of 142,672 shares of treasury stock at a cost of $1.5 million, the payment of dividends of $372,000 and a decrease in accumulated other comprehensive income of $220,000.

      Both the Board of Governors of the Federal Reserve System ("Federal Reserve"), with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of June 30, 2000, the Company's Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.65%, 12.57%, and 8.22%, respectively. As of June 30, 2000, the Bank's risk-based capital ratios remain above the levels required for the Bank to be designated as "well capitalized" by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 10.05%, 10.97%, and 7.09%, respectively.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Quarterly Report on Form 10Q:

           (1) Exhibits - The following exhibits are filed as a part of this Quarterly Report on Form 10Q:

                     11  Statement regarding computation of earnings per share

                     27  Financial Data Schedule.

         (b) Reports on Form 8-K

                     No report on Form 8-K was filed by Guaranty Bancshares, Inc., during the three months June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GUARANTY BANCSHARES, INC.
                                                       (Registrant)

Date:  August 14, 2000                        By:
                                                 /S/  ARTHUR B. SCHARLACH
                                                 Arthur B. Scharlach, Jr.
                                                 President
                                                 (Principal Executive Officer)






Date:  August 14, 2000                        By:
                                                 /S/  CLIFTON A. PAYNE
                                                 Clifton A. Payne
                                                 Senior Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION                          PAGE NUMBER
------------            -----------                          -----------


11               Statement regarding computation        Reference is hereby made
                     of earnings per share              to Note 2 of Notes to
                                                        unaudited Consolidated
                                                        Financial Statements on
                                                        page 8 hereof.

27               Financial Data Schedule                25