Form 10-Q
period 2000-09-30
GUARANTY BANCSHARES INC /TX/
filed 2000-11-13
CIK 1058867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

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

As of November 14, 2000, there were 3,053,733 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                            GUARANTY BANCSHARES, INC.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1.  Financial Statements
              Consolidated Balance Sheets......................................3
              Consolidated Statements of Earnings..............................4
              Condensed Consolidated Statements of Changes in
                Shareholders' Equity...........................................5
              Condensed Consolidated Statements of Cash Flows..................6
              Consolidated Statements of Comprehensive Income..................7
              Notes to Interim Consolidated Financial Statements...............8
    Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................11
    Item 3.   Quantitative and Qualitative Disclosures about Market Risk......23


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings................................................24
    Item 2.  Changes in Securities and Use of Proceeds........................24
    Item 3.  Defaults upon Senior Securities .................................24
    Item 4.  Submission of Matters to a Vote of Security Holders..............24
    Item 5.  Other Information................................................24
    Item 6.  Exhibits and Reports on Form 8-K.................................24
    Signatures................................................................25

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                            GUARANTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2000             1999
                                                                       -------------    -------------
                                                                        (UNAUDITED)
ASSETS

Cash and due from banks ............................................   $      10,101    $      13,102
Interest bearing deposits in other banks ...........................             133               50
                                                                       -------------    -------------
       Total cash and cash equivalents .............................          10,234           13,152
Federal funds sold .................................................           6,275            1,140
Securities available-for-sale ......................................          85,125           79,761
Loans, net of allowance for loan losses of $2,619 and $2,491 .......         279,804          252,718
Premises and equipment, net ........................................          13,531           11,662
Accrued interest receivable ........................................           3,557            2,735
Other assets .......................................................          12,442            9,270
                                                                       -------------    -------------
       Total assets ................................................   $     410,968    $     370,438
                                                                       =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits:
      Noninterest-bearing ..........................................   $      53,596    $      56,404
      Interest-bearing .............................................         300,972          272,233
                                                                       -------------    -------------
         Total deposits ............................................         354,568          328,637
                                                                       -------------    -------------
FHLB advances ......................................................          17,479           10,699
Long-term debt .....................................................           7,000             --
Other liabilities ..................................................           3,470            2,606
                                                                       -------------    -------------
          Total liabilities ........................................         382,517          341,942
                                                                       -------------    -------------
Shareholders' equity:
     Preferred stock, $5.00 par value, 15,000,000 shares authorized,
         none issued ...............................................            --               --
     Common stock, $1.00 par value, 50,000,000 shares authorized,
         3,250,016 issued ..........................................           3,250            3,250
Additional capital .................................................          12,659           12,659
Retained earnings ..................................................          14,937           13,535
Treasury stock, 183,572, and 17,600 shares at cost .................          (1,989)            (174)
Accumulated other comprehensive income .............................            (406)            (774)
                                                                       -------------    -------------
Total shareholders' equity .........................................          28,451           28,496
                                                                       -------------    -------------
Total liabilities and shareholders' equity .........................   $     410,968    $     370,438
                                                                       =============    =============

          See accompanying notes to consolidated financial statements.

                            GUARANTY BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                                             -----------------------        ------------------------
                                                                               2000           1999            2000            1999
                                                                             --------       --------        --------        --------
Interest income:
   Loans .............................................................       $  5,925       $  4,474        $ 16,838        $ 12,288
   Securities ........................................................          1,443            966           4,199           2,449
   Federal funds sold and other temporary investments ................             36             86             154             346
                                                                             --------       --------        --------        --------
      Total interest income ..........................................          7,404          5,526          21,191          15,083
Interest expense:
   Deposits ..........................................................          3,981          2,607          11,048           7,121
   FHLB advances and federal funds purchased .........................            323             59             598             163
   Long-term debt ....................................................            194           --               405            --
                                                                             --------       --------        --------        --------
      Total interest expense .........................................          4,498          2,666          12,051           7,284
                                                                             --------       --------        --------        --------
      Net interest income ............................................          2,906          2,860           9,140           7,799
Provision for loan losses ............................................            130             95             445             270
                                                                             --------       --------        --------        --------
      Net interest income after provision for loan losses ............          2,776          2,765           8,695           7,529
Noninterest income:
   Service charges ...................................................            616            493           1,755           1,333
   Other operating income ............................................            377            248           1,017             713
   Realized (loss) gain on available-for-sale securities .............           --               (1)            (34)             11
                                                                             --------       --------        --------        --------
      Total noninterest income .......................................            993            740           2,738           2,057
                                                                             --------       --------        --------        --------
Noninterest expense:
   Employee compensation and benefits ................................          1,688          1,440           5,097           3,934
   Net bank premises expense .........................................            447            360           1,278           1,002
   Other operating expenses ..........................................            898            807           2,701           2,195
                                                                             --------       --------        --------        --------
      Total noninterest expenses .....................................          3,033          2,607           9,076           7,131
                                                                             --------       --------        --------        --------
      Earnings before income taxes ...................................            736            898           2,357           2,455
Provision for income taxes ...........................................            195            190             583             535
                                                                             --------       --------        --------        --------
      Net earnings ...................................................       $    541       $    708        $  1,774        $  1,920
                                                                             ========       ========        ========        ========
      Basic earnings per common share ................................       $   0.18       $   0.23        $   0.56        $   0.65
                                                                             ========       ========        ========        ========
      Diluted earnings per common share ..............................       $   0.18       $   0.23        $   0.56        $   0.65
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

                           GUARANTY BANCHSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                        -------------------------         -------------------------
                                                                          2000             1999             2000             1999
                                                                        --------         --------         --------         --------
Balance at beginning of period .................................        $ 27,588         $ 24,118         $ 28,496         $ 23,796
Net earnings ...................................................             541              708            1,774            1,920
Less cash dividends declared on common stock ...................            --               --               (372)            (346)
Less purchases of treasury stock ...............................            (266)            --             (1,815)            (116)
Stock issued to acquire First American .........................            --              3,517             --              3,517
Change in unrealized gain/loss on
    securities available for sale, net of tax ..................             588             (159)             368             (587)
                                                                        --------         --------         --------         --------
Balance at end of period .......................................        $ 28,451         $ 28,184         $ 28,451         $ 28,184
                                                                        ========         ========         ========         ========

          See accompanying notes to consolidated financial statements.

                            GUARANTY BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                NINE MONTHS
                                                                                                            ENDED SEPTEMBER 30,
                                                                                                         --------------------------
                                                                                                            2000            1999
                                                                                                         ----------      ----------
Net cash provided by operating activities ..........................................................     $     (338)     $    2,923

Cash flows from investing activities:
Securities available for sale:
      Purchases ....................................................................................        (16,392)        (21,824)
      Sales ........................................................................................          5,314           6,594
      Maturities, calls, and principal repayments ..................................................          6,195           7,856
    Securities held to maturity:
      Purchases ....................................................................................           --            (1,253)
      Maturities, calls, and principal repayments ..................................................           --             1,343
      Net increase in loans ........................................................................        (28,073)        (20,218)
      Purchases of premises and equipment ..........................................................         (2,491)         (2,252)
      Proceeds from sale of premises, equipment and other real estate ..............................            478             223
      Cash paid for acquisitions ...................................................................           --            (3,380)
      Cash and cash equivalents from acquisitions ..................................................           --             1,983
      Net decrease (increase) in federal funds sold ................................................         (5,135)         16,815
                                                                                                         ----------      ----------
            Net cash used by investing activities ..................................................        (40,104)        (14,113)
                                                                                                         ----------      ----------
Cash flows from financing activities:
      Change in deposits ...........................................................................         25,931          12,492
      Net change in short-term FHLB advances .......................................................          7,000            --
      Repayment of long-term FHLB advances .........................................................           (220)           (209)
      Proceeds from issuance of trust preferred securities .........................................          7,000            --
      Purchase of treasury stock ...................................................................         (1,815)           (116)
      Dividends paid ...............................................................................           (372)           (346)
                                                                                                         ----------      ----------
            Net cash provided from financing activities ............................................         37,524          11,821
                                                                                                         ----------      ----------
            Net (decrease) increase in cash and cash equivalents ...................................         (2,918)            631
Cash and cash equivalents at beginning of period ...................................................         13,152          11,721
                                                                                                         ----------      ----------
Cash and cash equivalents at end of period .........................................................     $   10,234      $   12,352
                                                                                                         ==========      ==========
Supplemental disclosures:
     Cash paid for income taxes ....................................................................     $      420      $      726
     Cash paid for interest ........................................................................     $   11,711      $    7,067

Significant non-cash transactions:
     Transfers from loans to real estate owned .....................................................     $      694      $      331

         See accompanying notes to consolidated financial statements.

                            GUARANTY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       THREE MONTHS                NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                                    ---------------------     ---------------------
                                                                                      2000         1999         2000         1999
                                                                                    --------     --------     --------     --------
Net earnings ...................................................................    $    541     $    708     $  1,774     $  1,920
Other comprehensive income:
    Unrealized gain/(loss) on available for sale securities
        arising during the period ..............................................         890         (242)         524         (878)
    Reclassification adjustment for amounts realized on
        securities sales included in net income ................................        --              1           34          (11)
                                                                                    --------     --------     --------     --------
            Net unrealized gain/(loss) .........................................         890         (241)         558         (889)
            Tax effect .........................................................        (302)          82         (190)         302
                                                                                    --------     --------     --------     --------
                 Total other comprehensive income ..............................         588         (159)         368         (587)
                                                                                    --------     --------     --------     --------
Comprehensive income ...........................................................    $  1,129     $    549     $  2,142     $  1,333
                                                                                    ========     ========     ========     ========

          See accompanying notes to consolidated financial statements.

                            GUARANTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries Guaranty (TX) Capital Trust I and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bank, and one non-bank subsidiary, Guaranty Company. Guaranty Bank has three wholly owned non-bank subsidiaries, Guaranty Leasing Company, Guaranty Mortgage Company and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2000. The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      In preparation of the accompanying unaudited consolidated financial statements, management is required to make estimates and assumptions, which are, based on information available at the time such estimates and assumptions are made. These estimates and assumptions affect the amounts reported in the accompanying unaudited consolidated financial statements. Accordingly, future results may differ if the actual amounts and events are not the same as the estimates and assumptions of management. The collectability of loans, fair value of financial instruments and status of contingencies are particularly subject to change.

      Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of Statement of Financial Accounting Standards No. 123 to measure expense for options granted, using an option pricing model to estimate fair value.



NOTE 2. EARNINGS PER SHARE

      Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, which requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. Basic EPS is based on net earnings divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of stock options granted using the treasury stock method.

      Earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                         THREE MONTHS            NINE MONTHS
                                                      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                    ----------------------  ----------------------
                                                                      (UNAUDITED)
                                                       2000        1999        2000        1999
                                                    ----------  ----------  ----------  ----------
Weighted-average shares outstanding - Basic ......   3,072,021   3,132,771   3,149,680   2,976,444
Effect of stock options ..........................       7,957        --         4,222        --
                                                    ----------  ----------  ----------  ----------
Weighted-average shares outstanding - Diluted ....   3,079,978   3,132,771   3,153,902   2,976,444
                                                    ==========  ==========  ==========  ==========

NOTE 3. STOCK OPTIONS

      In 2000, the Company granted nonqualified stock options to certain executive officers of the Company and Guaranty Bank under the Company's 1998 Stock Incentive Plan. The grants consist of eight-year options to purchase 94,500 shares at an exercise price of $9.30 per share, which was the market price of the Company's stock on the date the options were granted. The options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter. At September 30, 2000, none of the options are exercisable and 905,500 options remain available for future grant under the 1998 Stock Incentive Plan.

      The weighted-average fair value per share of options granted during 2000 is $2.03. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Dividend yield of 2.59%; expected volatility of 7.67%; risk-free interest rate of 6.42%, and an expected life of 8.00 years.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," requires pro forma disclosures for companies not adopting its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share for the three and nine months ended September 30, 2000 had the Standard's fair value method been used to measure compensation cost for stock option plans. No compensation expense related to stock options is actually recognized.

                                              THREE MONTHS   NINE MONTHS
                                                 ENDED          ENDED
                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                  2000           2000
                                              -------------  -------------
      Net earnings:                                     (UNAUDITED)
        As reported ........................        541,000      1,774,000
        Pro forma ..........................        535,000      1,761,000

      Earnings per share:
        As reported
          Basic ............................           0.18           0.56
          Diluted ..........................           0.18           0.56
        Pro forma
          Basic ............................           0.17           0.56
          Diluted ..........................           0.17           0.56

The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts. The pro forma effect may increase in the future if more options are granted.

NOTE 4. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEBENTURES

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


  IF REDEEMED DURING      PERCENTAGE OF      IF REDEEMED DURING    PERCENTAGE OF
  12 MONTHS BEGINNING       PRINCIPAL       12 MONTHS BEGINNING      PRINCIPAL
       MARCH 8,               AMOUNT             MARCH 31,            AMOUNT
  -------------------     -------------     -------------------    -------------

         2010                105.438%               2016             102.175%
         2011                104.894%               2017             101.631%
         2012                104.350%               2018             101.088%
         2013                103.806%               2019             100.544%
         2014                103.263%          2020 and after        100.000%
         2015                102.719%


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

GENERAL OVERVIEW

      Guaranty Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bank (the "Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through ten banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Commerce, Deport, Paris, Pittsburg, Sulphur Springs, Talco and Texarkana. The Company opened a loan production office in Fort Stockton, Texas in September 2000 to facilitate the process of securing loans in that market.

FINANCIAL OVERVIEW

      Net earnings available to common shareholders for the nine months ended September 30, 2000 were $1.8 million or $0.56 per share compared with $1.9 million or $0.65 per share for the nine months ended September 30, 1999, a decrease of $146,000 or 7.6%. The decrease is due primarily to an increase in noninterest expenses, offset by increases in net interest income and noninterest income. Net interest income increased $1.3 million or 17.2% and noninterest income increased $681,000 or 33.1%. These increases are due in part to the growth in loans, deposits, and in other liabilities. Noninterest expense increased $1.9 million or 27.3% primarily due to increases in employee compensation and benefits due to increased staff to handle larger customer activity and an increase in bank premises due to expansion and remodeling efforts. Net earnings for the three months ended September 30, 2000 were $541,000 or $0.18 per share compared with $708,000 or $0.23 per share for the three months ended September 30, 1999, a decrease of $167,000 or 23.6%. The decrease is primarily due to a tighter net interest margin that decreased from 4.03% for the three months ended September 30, 1999 to 3.22% for the three months ended September 30, 2000.

      The first nine months of year 2000 showed steady growth. Gross loans increased to $282.4 million at September 30, 2000, from $255.2 million at December 31, 1999, an increase of $27.2 million or 10.7%. Total assets increased to $411.0 million at September 30, 2000, compared with $370.4 million at December 31, 1999. The increase of $40.6 million in total assets is primarily in net loans, securities, and Federal Funds sold which increased $27.1 million, $5.4 million, and $5.1 million, respectively. These increases result from an increase in deposits of $26.0 million, an increase of $6.8 million in FHLB advances, and the issuance of the debentures of $7.0 million. Total deposits increased to $354.6 million at September 30, 2000 compared to $328.6 million at December 31, 1999, an increase of $26.0 million or 7.9%. Total FHLB advances increased from $10.7 million to $17.5 million to help fund the growth in loans. There were no debentures outstanding at December 31, 1999.

      Total shareholders' equity was $28.5 million at September 30, 2000, representing a decrease of $45,000 or 0.2% from December 31, 1999. This decrease is due to the purchase of 165,972 shares of treasury stock at a cost of $1.8 million, the payment of dividends of $372,000 offset by earnings for the period of $1.8 million and an increase in accumulated other comprehensive income of $368,000.

RESULTS OF OPERATIONS

INTEREST INCOME
      Interest income for the nine months ended September 30, 2000 was $21.2 million, an increase of $6.1 million or 40.5% compared with the nine months ended September 30, 1999. The increase in interest income is due primarily to higher interest income on loans and securities. Average loans were $262.6 million for the nine months ended September 30, 2000, compared with $202.6 million for the nine months ended September 30, 1999, an increase of $60.0 million or 29.6%. Average securities are $85.1 million for the nine months ended September 30, 2000, compared with $53.6 million for the nine months ended September 30, 1999, an increase of $31.5 million or 58.8%. Interest income for the three months ended September 30, 2000 is $7.4 million, an increase of $1.9 million or 34.0% compared with the three months ended September 30, 1999. Growth in the average volume of interest-earning assets is a result in part, of the acquisition of First American. The increases in interest income are also due to an increase in the average yield earned on interest-earning assets during the three and nine-month periods ended September 30, 2000.

INTEREST EXPENSE
      Interest expense on deposits and other interest-bearing liabilities was $12.1 million for the nine months ended September 30, 2000, compared with $7.3 million for the nine months ended September 30, 1999, an increase of $4.8 million or 65.4%. The increase in interest expense is due primarily to a 40.0% increase in average interest-bearing liabilities to $303.3 million for the nine months ended September 30, 2000, from $216.8 million for the nine months ended September 30, 1999. The increase is also due to a rise in average interest rate paid on interest-bearing liabilities from 4.49% for the nine months ended September 30, 1999 to 5.31% for the nine months ended September 30, 2000. Interest expense was $4.5 million for the three months ended September 30, 2000, compared with $2.7 million for the three months ended September 30, 1999, an increase of $1.8 million or 68.7%. The increase in interest expense for the comparable three-month periods is also due to increases in average balances and average interest rates of interest-bearing liabilities.

NET INTEREST INCOME
      Net interest income is $9.1 million for the nine months ended September 30, 2000 compared with $7.8 million for the nine months ended September 30, 1999, an increase of $1.3 million or 17.2%. The increase in net interest income resulted primarily from growth in average interest-earning assets to $351.1 million for the nine months ended September 30, 2000, from $265.8 million for the nine months ended September 30, 1999, an increase of $85.3 million or 32.1%. Net interest income is $2.9 million for the three months ended September 30, 2000, compared with $2.9 million for the three months ended September 30, 1999, an increase of $46,000 or 1.6%. The net interest margin decreased from 4.03% to 3.22% for the three months ended September 30, 2000 and from 3.92% to 3.48% for the nine months ended September 30, 2000 compared to the same three and nine-month period ended September 30, 1999. These decreases can be attributed to the fact that the percentage growth in average interest-bearing liabilities exceeded the percentage growth in average interest-earning assets causing the ratio of average interest-earning assets to average interest-bearing liabilities to decrease. Additionally, the average rate paid on interest-bearing liabilities increased at a faster rate than the average rate earned on interest-earning assets due to the Guaranty Bank's negative gap position and the rising interest rate environment.

      The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2000 and 1999, respectively. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The net interest spread is the difference between the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities. The net interest margin is net interest income as a percentage of average interest-earning assets.

                                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                 -----------------------------------------------------------------
                                                                              2000                              1999
                                                                 -------------------------------   -------------------------------
                                                                   AVERAGE     INTEREST  AVERAGE     AVERAGE     INTEREST  AVERAGE
                                                                 OUTSTANDING    EARNED/   YIELD/   OUTSTANDING    EARNED/   YIELD/
                                                                   BALANCE       PAID     RATE       BALANCE       PAID     RATE
                                                                 -----------   --------  -------   -----------   --------  -------
                                                                                         (DOLLARS IN THOUSANDS)
                                                                                             (UNAUDITED)
      ASSETS
      Interest-earning assets:
         Loans ................................................  $   270,183   $  5,925     8.72%  $   218,630   $  4,474     8.30%
         Securities ...........................................       86,902      1,443     6.61%       62,130        966     6.31%
         Federal funds sold ...................................        2,084         35     6.68%        5,458         68     5.05%
         Interest-bearing deposits in
             other financial institutions .....................           29          1     4.61%        1,750         18     4.17%
                                                                 -----------   --------            -----------   --------
           Total interest-earning assets ......................      359,198      7,404     8.20%      287,968      5,526     7.78%

       Less allowance for loan losses .........................       (2,535)                           (1,926)
                                                                 -----------                       -----------
           Total interest-earning
                 assets, net of allowance .....................      356,663                           286,042
      Non-earning assets:
           Cash and due from banks ............................       12,056                             9,914
           Premises and equipment .............................       13,573                             8,600
           Interest receivable and
                 other assets .................................       16,379                            11,126
           Other real estate owned ............................          347                               159
                                                                 -----------                       -----------
                  Total assets ................................  $   399,018                       $   315,841
                                                                 ===========                       ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Interest-bearing liabilities:
            NOW, savings, and money
                market accounts ...............................  $    98,058   $  1,040     4.22%  $    76,518   $    664     3.52%
            Time deposits .....................................      193,884      2,941     6.03%      153,444      1,943     5.14%
                                                                 -----------   --------            -----------   --------
               Total interest-bearing
                   deposits ...................................      291,942      3,981     5.42%      229,962      2,607     4.60%
            FHLB advances and federal funds purchased .........       15,474        323     8.30%        4,174         59     5.73%
            Long-term debt ....................................        7,000        194    11.03%         --         --       --
                                                                 -----------   --------            -----------   --------
               Total interest-bearing
                   liabilities ................................      314,416   $  4,498     5.69%      234,136   $  2,666     4.62%
                                                                               --------                          --------
      Noninterest-bearing liabilities:
            Demand deposits ...................................       53,452                            52,336
            Accrued interest, taxes and
                other liabilities .............................        3,143                             2,619
                                                                 -----------                       -----------
                Total liabilities .............................      371,011                           289,091
      Shareholders' equity ....................................       28,007                            26,750
                                                                 -----------                       -----------
               Total liabilities and
                    shareholders' equity ......................  $   399,018                       $   315,841
                                                                 ===========                       ===========
      Net interest income .....................................                $  2,906                          $  2,860
                                                                               ========                          ========
      Net interest spread .....................................                             2.51%                             3.16%
                                                                                         -------                           -------
      Net interest margin .....................................                             3.22%                             4.03%
                                                                                         -------                           -------

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -----------------------------------------------------------------
                                                                              2000                              1999
                                                                 -------------------------------   -------------------------------
                                                                   AVERAGE     INTEREST  AVERAGE     AVERAGE     INTEREST  AVERAGE
                                                                 OUTSTANDING    EARNED/   YIELD/   OUTSTANDING    EARNED/   YIELD/
                                                                   BALANCE       PAID     RATE       BALANCE       PAID     RATE
                                                                 -----------   --------  -------   -----------   --------  -------
                                                                                         (DOLLARS IN THOUSANDS)
                                                                                             (UNAUDITED)
      ASSETS
      Interest-earning assets:
         Loans ...............................................  $   262,579   $ 16,838     8.57%  $   202,610   $ 12,288     8.11%
         Securities ..........................................       85,089      4,199     6.59%       53,641      2,449     6.10%
         Federal funds sold ..................................        3,447        153     5.93%        7,628        275     4.82%
         Interest-bearing deposits in
             other financial institutions ....................           23          1     4.62%        1,904         71     4.99%
                                                                -----------   --------            -----------   --------
            Total interest-earning assets ....................      351,138     21,191     8.06%      265,783     15,083     7.59%

       Less allowance for loan losses ........................       (2,497)                           (1,661)
                                                                -----------                       -----------

            Total interest-earning
                 assets, net of allowance ....................      348,641                           264,122
      Non-earning assets:
           Cash and due from banks ...........................       12,184                             9,265
           Premises and equipment ............................       13,062                             7,912
           Interest receivable and
                 other assets ................................       14,325                             9,928
           Other real estate owned ...........................          270                               142
                                                                -----------                       -----------
                  Total assets ...............................  $   388,482                       $   291,369
                                                                ===========                       ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Interest-bearing liabilities:
            NOW, savings, and money
                market accounts ..............................  $    96,062   $  2,953     4.11%  $    70,128   $  1,733     3.30%
            Time deposits ....................................      190,158      8,095     5.69%      142,626      5,388     5.05%
                                                                -----------   --------            -----------   --------
               Total interest-bearing
                   deposits ..................................      286,220     11,048     5.16%      212,754      7,121     4.48%
            FHLB advances and federal funds purchased ........       12,196        598     6.55%        4,013        163     5.43%
            Long-term debt ...................................        4,897        405    11.05%         --         --       --
                                                                -----------   --------            -----------   --------
                 Total interest-bearing
                   liabilities ...............................      303,313   $ 12,051     5.31%      216,767   $  7,284     4.49%
                                                                              --------            -----------   --------
      Noninterest-bearing liabilities:
            Demand deposits ..................................       54,572                            46,835
            Accrued expenses and
                other liabilities ............................        2,626                             2,627
                                                                -----------                       -----------
                Total liabilities ............................      360,511                           266,229
      Shareholders' equity ...................................       27,971                            25,140
                                                                -----------                       -----------
               Total liabilities and
                    shareholders' equity .....................  $   388,482                       $   291,369
                                                                ===========                       ===========
      Net interest income ....................................                $  9,140                          $  7,799
                                                                              ========                          ========
      Net interest spread ....................................                             2.75%                             3.10%
                                                                                        -------                           -------
      Net interest margin ....................................                             3.48%                             3.92%
                                                                                        -------                           -------

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


                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------------------
                                                                            2000 VS. 1999
                                                               ------------------------------------------
                                                                   INCREASE (DECREASE)
                                                                        DUE TO
                                                               ---------------------------
                                                                  VOLUME          RATE          TOTAL
                                                               ------------   ------------   ------------
                                                                               (UNAUDITED)
      Interest-earning assets:
         Loans ..............................................  $      1,162   $        289   $      1,451
         Securities .........................................           411             66            477
         Federal funds sold .................................           (42)             9            (33)
         Interest-bearing deposits in other
            financial institutions ..........................           (17)          --              (17)
                                                               ------------   ------------   ------------
              Total increase in interest income .............         1,514            364          1,878
                                                               ------------   ------------   ------------
      Interest-bearing liabilities:
         NOW, savings, and money market
            accounts ........................................           203            173            376
         Time deposits ......................................           560            438            998
         FHLB advances and federal funds purchased ..........           164            100            264
         Long term debt .....................................           194           --              194
                                                               ------------   ------------   ------------
             Total increase in interest expense .............         1,121            711          1,832
                                                               ------------   ------------   ------------
             Increase (decrease) in net interest income .....  $        393   $       (347)  $         46
                                                               ============   ============   ============
                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------------------
                                                                            2000 VS. 1999
                                                               ------------------------------------------
                                                                   INCREASE (DECREASE)
                                                                        DUE TO
                                                               ---------------------------
                                                                  VOLUME          RATE          TOTAL
                                                               ------------   ------------   ------------
      Interest-earning assets:
         Loans ..............................................  $      3,652   $        898   $      4,550
         Securities .........................................         1,439            311          1,750
         Federal funds sold .................................          (151)            29           (122)
         Interest-bearing deposits in other
            financial institutions ..........................           (70)          --              (70)
                                                               ------------   ------------   ------------
      Total increase in interest
         income .............................................         4,870          1,238          6,108
                                                               ------------   ------------   ------------

      Interest-bearing liabilities:
         NOW, savings, and money market
            accounts ........................................           643            577          1,220
         Time deposits ......................................         1,802            905          2,707
         FHLB advances and federal funds purchased ..........           333            102            435
         Long term debt .....................................           405           --              405
                                                               ------------   ------------   ------------
             Total increase in interest expense .............         3,183          1,584          4,767
                                                               ------------   ------------   ------------
         Increase (decrease) in net interest income .........  $      1,687   $       (346)  $      1,341
                                                               ============   ============   ============

PROVISION FOR LOAN LOSSES

      Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of the Company's loan portfolio by Independent Bank Services, L.C. and the annual examination of the Company's financial statements by its independent auditors. The provision for loan losses for the nine months ended September 30, 2000, is $445,000 compared with $270,000 for the nine months ended September 30, 1999, an increase of $175,000 or 64.8%. The provision for loan losses for the three months ended September 30, 2000, is $130,000 compared with $95,000 for the three months ended September 30, 1999, an increase of $35,000 or 36.8%. The increases are due to the increases in average loans of 23.6% and 29.6% over the comparable three and nine-month periods. Management believes increasing the allowance for loan losses is prudent as total loans, particularly higher-risk commercial, construction, and consumer loans, increase.

NONINTEREST INCOME

      The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    ------------------   -------------------
                                                      2000      1999       2000       1999
                                                    --------  --------   --------   --------
                                                                 (UNAUDITED)
      Service charges on deposit accounts ........  $    616  $    493   $  1,755   $  1,333
      Fee income .................................       213       128        539        359
      Fiduciary income ...........................        35        17         78         47
      Other noninterest income ...................       129       103        400        307
      Realized gain (loss) on securities .........      --          (1)       (34)        11
                                                    --------  --------   --------   --------
            Total noninterest income .............  $    993  $    740   $  2,738   $  2,057
                                                    ========  ========   ========   ========

      The Company's primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Noninterest income for the three and nine-month periods ended September 30, 2000 increased $253,000, or 34.2%, and $681,000 or 33.1%, respectively, over the same periods ended September 30, 1999. The increase in noninterest income for the three and nine-month periods ending September 30, 2000 is primarily due to an increase in service charges on deposit accounts created by an increase in the number of deposit accounts. Additionally, fee income increased $85,000 or 66.4%, and $180,000 or 50.1% for the three and nine-month periods ending September 30, 2000, over the three and nine-month periods ending September 30, 1999. This increase is primarily due to fee income from the Cash Flow Manager program initiated in September 1999, increased income from the Guaranty Bank's mortgage company subsidiary, and additional legal fee income generated from the Company's internal legal counsel. Other noninterest income increased $26,000 or 25.2% and $93,000 or 30.3% during the same periods due primarily to additional earnings generated from the key man life insurance policies that the Company owns.

NONINTEREST EXPENSES

      The following table presents, for the periods indicated, the major categories of noninterest expenses (dollars in thousands):

                                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                                         SEPTEMBER 30,      SEPTEMBER 30,
                                                      ------------------  ------------------
                                                        2000      1999      2000      1999
                                                      --------  --------  --------  --------
                                                                    (UNAUDITED)
      Employee compensation and benefits ...........  $  1,688  $  1,440  $  5,097  $  3,934
                                                      --------  --------  --------  --------
      Non-staff expenses:
         Net bank premises expense .................       447       360     1,278     1,002
         Office and computer supplies ..............        86        84       260       229
         Legal and professional fees ...............       160       122       407       349
         Advertising ...............................        79        46       241       135
         Postage ...................................        39        33       113       100
         FDIC insurance ............................        21         9        54        22
         Other .....................................       513       513     1,626     1,360
                                                      --------  --------  --------  --------
            Total non-staff expenses ...............     1,345     1,167     3,979     3,197
                                                      --------  --------  --------  --------
            Total noninterest expenses .............  $  3,033  $  2,607  $  9,076  $  7,131
                                                      ========  ========  ========  ========

      Employee compensation and benefits expense increased $248,000, or 17.2%, and $1.2 million, or 29.6%, for the three and nine-month periods ending September 30, 2000 compared to the same periods in 1999. The increase for both the three and nine-month periods ending September 30, 2000 is due primarily to normal salary increases and additional staff placement in the Texarkana, Mt. Pleasant, and Paris locations to handle customer growth and the recently opened Sulphur Springs, and Commerce locations, and the new loan production office opened in September 2000 in Fort Stockton, Texas. The number of full-time equivalent employees is 196 at September 30, 2000, compared with 178 at September 30, 1999, an increase of 10.1%.

      Non-staff expenses increased $178,000 or 15.3%, and $782,000 or 24.5%, for the three and nine-month periods ending September 30, 2000, compared with the same periods in 1999. Advertising expense increased $33,000 or 71.7% and $106,000 or 78.5% for the three and nine-month periods ending September 30, 2000 due to the hiring of an advertising agency and stronger emphasis on Company recognition in its newer markets. Net bank premises expense increased $87,000, or 24.2%, and $276,000, or 27.5%, over the comparable periods due to construction and remodeling projects and the addition of the new operations center in Mt. Pleasant, Texas.

      Other non-staff expenses stayed the same for the three-month period ending September 30, 2000, and increased $266,000, or 19.6%, for the nine-month period due to the addition of new locations which, among other expenses, resulted in increases in director fees, supplies expense, ATM and debit card expenses, and amortization of goodwill.

INCOME TAXES

         Income tax expense increased $48,000 to $583,000 for the nine months ended September 30, 2000 from $535,000 for the same period in 1999. Income tax expense is $195,000 for the three months ended September 30, 2000 compared with $190,000 for the three months ended September 30, 1999, an increase of $5,000. The increase is a result of fewer tax deductions available from the Company's leveraged leasing activities. The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

LOAN PORTFOLIO

         Gross loans are $282.4 million at September 30, 2000, an increase of $27.2 million or 10.7% from $255.2 million at December 31, 1999. Loan growth occurred primarily in 1- 4 family residential loans and commercial and industrial loans due to continued strong loan demand in the various markets that the company serves. Loans comprised 75.5% of total interest-earning assets at September 30, 2000 compared with 75.9% at December 31, 1999.

         The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2000 and December 31, 1999 (dollars in thousands):


                                                           SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                          -------------------   -------------------
                                                           AMOUNT    PERCENT     AMOUNT    PERCENT
                                                          --------  ---------   --------  ---------
                                                              (UNAUDITED)
      Commercial and industrial ........................  $ 69,290      24.53%  $ 61,153      23.96%
      Agriculture ......................................     9,550       3.38      9,102       3.57
      Real estate:
                Construction and land development ......     8,236       2.92      7,926       3.11
                1-4 family residential .................    96,484      34.17     83,777      32.83
                Farmland ...............................     7,248       2.57      7,976       3.13
                Non-residential and non-farmland .......    58,860      20.84     52,303      20.49
                Multi-family residential ...............     4,957       1.76      6,239       2.44
      Consumer .........................................    27,798       9.83     26,733      10.47
                                                          --------  ---------   --------  ---------
                          Total loans ..................  $282,423     100.00%  $255,209     100.00%
                                                          ========  =========   ========  =========

ALLOWANCE FOR LOAN LOSSES

         In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio. Management determines the adequacy of the allowance through its evaluation of the loan portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. Loans charged-off, net of recoveries, during the nine-month period ending September 30, 2000 increased $172,000 or 118.6% over the same period ending September 30, 1999. This increase is due primarily to the Company's recognition of loan losses associated with loans acquired in the First American acquisition. At September 30, 2000, and September 30, 1999, the allowance for loan losses totaled $2.6 million or 0.93% of gross loans and $2.5 million or 1.02% of gross loans respectively. The allowance for loan losses as a percentage of nonperforming loans was 62.75% at September 30, 2000.

      Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

                                                                     NINE MONTHS     NINE MONTHS
                                                                        ENDED           ENDED
                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                        2000             1999
                                                                    -------------    -------------
                                                                              (UNAUDITED)
      Average loans outstanding ..................................  $     262,579    $     202,610
                                                                    =============    =============
      Gross loans outstanding at end of period ...................  $     282,423    $     243,820
                                                                    =============    =============
      Allowance for loan losses at beginning of period ...........          2,491            1,512
      Provision for loan losses ..................................            445              270
      Balance acquired with First American Acquisition ...........                             846
      Charge-offs:
                Commercial and industrial ........................           (245)             (54)
                Real estate ......................................            (79)              (2)
                Consumer .........................................           (136)            (184)
      Recoveries:
                Commercial and industrial ........................             75               41
                Real estate ......................................              7               25
                Consumer .........................................             61               29
                                                                    -------------    -------------
      Net loan (charge-offs) recoveries ..........................           (317)            (145)
                                                                    -------------    -------------
      Allowance for loan losses at end of period .................  $       2,619    $       2,483
                                                                    =============    =============

      Ratio of allowance to end of period loans ..................           0.93%            1.02%
      Ratio of net charge-offs to average loans ..................           0.12%            0.07%
      Ratio of allowance to end of period nonperforming loans ....          62.75%          130.55%

NONPERFORMING ASSETS

       Nonperforming assets were $4.5 million at September 30, 2000 compared with $1.1 million at December 31, 1999. Nonaccrual loans increased $1.1 million from $443,000 at December 31, 1999 to $1.5 million at September 30, 2000. This increase is due primarily to one large commercial line added to non-accrual status totaling $800,000. This line is currently in a liquidation mode. It has collateral values, which exceed the total debt, and no loss is anticipated. Accruing loans 90 or more days past due increased $2.1 million, from $574,000 at December 31, 1999 to $2.7 million at September 30, 2000. This increase is due primarily to two commercial lines totaling $1.7 million that are experiencing cash flow deficiencies and are currently past due. Both lines are deemed to be well collateralized and no significant loss is anticipated from either line. Other real estate increased $226,000 during the same period. This increase is primarily the result of loans that are foreclosed during the period totaling $694,000, net of sales of properties with a carrying value of $468,000. Management anticipates minimal losses on the total of these new nonperforming assets.

      The ratio of nonperforming assets to total loans and other real estate was 1.58% and 0.43% at September 30, 2000, and December 31, 1999, respectively.

       The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000           1999
                                                              -------------  -------------
                                                               (UNAUDITED)

      Nonaccrual loans .....................................  $       1,487  $         443
      Accruing loans 90 or more days past due ..............          2,687            574
                                                              -------------  -------------
                Total nonperforming loans ..................          4,174          1,017
      Other real estate ....................................            305             79
                                                              -------------  -------------
                Total nonperforming assets .................  $       4,479  $       1,096
                                                              =============  =============

SECURITIES

      Securities totaled $85.1 million at September 30, 2000, an increase of $5.3 million from $79.8 million at December 31, 1999. At September 30, 2000, securities represented 20.7% of total assets compared with 21.5% of total assets at December 31, 1999. The yield on average securities for the nine-months ended September 30, 2000, is 6.59% compared with 6.10% for the same period in 1999. At September 30, 2000, securities included $29.0 million in U.S. Government securities, $27.4 million in mortgage-backed securities, $18.2 million in collateralized mortgage obligations, $1.7 million in equity securities, and $8.8 million in municipal securities. The average life of the securities portfolio at September 30, 2000, is approximately four years, however, all of the Company's securities are classified as available-for-sale.

PREMISES AND EQUIPMENT

      Premises and equipment totaled $13.5 million at September 30, 2000 and $11.7 million at December 31, 1999 reflecting an increase of $1.8 million, or 15.4%. The increase is primarily due to the capitalized construction cost incurred for the Mt. Pleasant operations center, the new full-service bank location in Pittsburg, Texas, and major remodeling projects in the Sulphur Springs, Commerce, and Mt. Pleasant, Texas locations.

OTHER ASSETS

        On July 1, 1998, the Company invested $3.1 million in single insurance premium policies, which insure the lives of certain senior officers of the Company. As of September 30, 2000, and December 31, 1999, the net surrender values of these policies totaled $4.0 million and $3.9 million respectively. Goodwill recorded in connection with the First American acquisition in September 1999, the Deport acquisition in 1992 and the Bogata acquisition in 1993 totaled $3.1 million at September 30, 2000, and at December 31, 1999. The Company's investment in Guaranty Leasing Company, a wholly-owned non-bank subsidiary of Guaranty Bank increased from $382,000 at December 31, 1999 to $2.9 million at September 30, 2000. This increase is the result of acquiring a 2.5% ownership in an Aircraft Finance Trust, a special-purpose business trust formed to acquire, finance, refinance, own, lease, sublease, sell, and maintain aircraft.

DEPOSITS

      At September 30, 2000, demand, money market and savings deposits account for approximately 43.0% of total deposits, while certificates of deposit make up 57.0% of total deposits. Total deposits increased $25.9 million or 7.9% from December 31, 1999 to September 30, 2000. This increase comes primarily from an increase in certificates of deposits of $20.9 million or 11.5% due to the offering of competitive yields on these deposits, and an increase in money market accounts of $6.9 million or 13.5% due to an attractive yield on the Company's Premier Money Market account. Noninterest-bearing demand deposits totaled $53.6 million or 15.1% of total deposits at September 30, 2000, compared with $56.4 million or 17.2% of total deposits at December 31, 1999. The average cost of deposits, including noninterest-bearing demand deposits, is 4.33% for the nine months ended September 30, 2000 compared with 3.71% for the same period in 1999.

LIQUIDITY

      The Company's asset/liability management policy is intended to maintain adequate liquidity for the Company. Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on a continuing basis. The Company's liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not continually rely on these external-funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, has historically created an adequate liquidity position.

      The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company's level of cash and cash equivalents, cash flows, and liquidity during the first nine months of 2000 are the net increase in loans of $28.1 million, securities purchases of $16.4 million, securities sales of $5.3 million, securities calls, maturities, and principal repayments of $6.2 million, the net increase in federal funds sold of $5.1 million, the net increase in deposits of $25.9 million, proceeds from the issuance of long-term debt of $7.0 million, and the net increase in short-term debt of $7.0 million.

CAPITAL RESOURCES

      Total shareholders' equity as of September 30, 2000, is $28.5 million, a decrease of $45,000 or 0.2% compared with shareholders' equity of $28.5 million at December 31, 1999. This decrease is due to earnings for the period of $1.8 million offset by the purchase of 165,972 shares of treasury stock at a cost of $1.8 million, the payment of dividends of $372,000, offset by earnings for the period of $1.8 million, and an increase in accumulated other comprehensive income of $368,000.

      Both the Board of Governors of the Federal Reserve System ("Federal Reserve"), with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to Guaranty Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of September 30, 2000, the Company's Tier 1 risk-based capital, total risk-based capital and leverage capital ratios are 11.22%, 12.13%, and 8.34%, respectively. As of September 30, 2000, Guaranty Bank's risk-based capital ratios remain above the levels required for Guaranty Bank to be designated as "well capitalized" by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 9.92%, 10.83%, and 7.37%, respectively.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Quarterly Report on Form 10Q:

           (1) Exhibits - The following exhibits are filed as a part of this Quarterly Report on Form 10Q:

                 11  Statement regarding computation of earnings per share

                 27  Financial Data Schedule.

(b)   Reports on Form 8-K

            No report on Form 8-K was filed by Guaranty Bancshares, Inc., during the three months ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GUARANTY BANCSHARES, INC.
                                       (Registrant)

Date:  November 13, 2000               By: /S/  ARTHUR B. SCHARLACH
                                                Arthur B. Scharlach, Jr.
                                                President
                                                (Principal Executive Officer)






Date:  November 13, 2000               By: /S/  CLIFTON A. PAYNE
                                                Clifton A. Payne
                                                Senior Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer)

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

27             Financial Data Schedule               27