Form 10-K
period 2000-12-31
GUARANTY BANCSHARES INC /TX/
filed 2001-03-15
CIK 1058867

FINANCIAL INFORMATION 2000 Annual Report on Form 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission File Number 0-23113 GUARANTY BANCSHARES, INC. (Exact name of registrant as specified in its charter)
Texas (State or other jurisdiction of Identification Number)	75-1656431 (I.R.S.Employer incorporation or organization)

100 West Arkansas Mount Pleasant, Texas (Address of principal executive offices)	75455 (Zip Code)

Registrant’s telephone number, including area code:
(903) 572-9881

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value
$1.00 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No     .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K. [ ]

     As of February 16, 2001, the number of outstanding shares of Common Stock was 3,037,632. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $32.3 million.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2000, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING INFORMATION

     Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•	changes in local economic and business conditions which adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the timing, impact and other uncertainties of the Company’s potential future acquisitions, including the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	changes in the Company’s ability to pay dividends on its Common Stock;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	the effects of the Internal Revenue Service’s examination regarding the Company’s leveraged leasing transactions; and

•	changes in statutes and government regulations or their interpretations applicable to bank holding companies and the Company’s present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

-3-

     All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Item 1. Business

General

     Guaranty Bancshares, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas in 1980 to serve as a holding company for Guaranty Bank (the “Bank”), which was chartered in 1913, and for Talco State Bank, which was chartered in 1912 and merged into the Bank in 1997. The Company’s headquarters are located at 100 West Arkansas, Mount Pleasant, Texas 75455, and its telephone number is (903) 572-9881.

     The Company has grown through a combination of internal growth, the acquisition of community banks and the opening of new community banking offices. In 1992, the Company established its Deport, Texas location by acquiring certain assets and liabilities of the First National Bank of Deport (the “Deport Bank”). The Deport Bank also had a branch in Paris, Texas, which the Company acquired. To enhance its expansion into the Paris community, in 1994 the Company constructed a new facility to serve as its Paris location. In 2000, the Paris facility was expanded from approximately 5,400 square feet to approximately 9,700 square feet, again to service the expanded customer base. In 1993, the Company purchased a commercial bank in Bogata, Texas and in 1996 opened a second retail-service banking facility in Mount Pleasant. In 1997, the Company merged Talco State Bank into the Bank and opened a full-service location in Texarkana. Texarkana is the center of a trade area encompassing approximately 123,000 people. Management of the Company believes that this trade area provides opportunity for strong continued growth in loans and deposits. Texas Highway 59 (scheduled to become Interstate 69), which serves as the primary “NAFTA Highway” linking the interior United States and Mexico, is a main artery to Texarkana. The increased traffic along this NAFTA Highway is expected to enhance economic activity in this area and create more opportunities for growth. In 1998, the Company completed a new facility in Texarkana to enhance its expansion in the Texarkana market. In 1999, the Company opened a full-service location in Pittsburg, Texas, a community of approximately 4,500 people located 12 miles from Mount Pleasant. Also in 1999, the Company acquired the First American Financial Corporation, (“First American”), with locations in Sulphur Springs and Commerce, Texas. The Company also acquired First American’s wholly owned mortgage company. In 2000, the operations of the mortgage subsidiary, which were being continued by the Company under the name Guaranty Mortgage Company, were merged into the Bank. Also in August 2000, the Company was granted approval by the Texas Department of Banking to open a loan production office in Fort Stockton, Texas. In December of 2000, the Company was granted approval by the Department to operate this facility as a full service bank location.

     The Company has developed a community-banking network, with most of its offices located in separate communities. Lending and investment activities are funded from a strong core deposit base consisting of more than 37,000 deposit accounts. Each of the Company’s offices has the authority and flexibility to make pricing decisions within overall ranges developed by the Company as a form of quality control. Management of the Company believes that its responsiveness to local customers and ability to adjust deposit rates and price loans at each location gives it a distinct competitive advantage. Employees are committed to personal service and developing long-term customer relationships, and adequate staffing is provided at each location to ensure that customer’s needs are well addressed. The Company provides economic incentives to its officers to develop additional business for the Company and to cross-sell additional products and services to existing customers.

     The Company continues to look for additional expansion opportunities, either through acquisitions of existing financial institutions or by establishing de novo offices. The Company intends to consider various strategic acquisitions of banks, banking assets or financial service entities related to banking in those areas that management believes would complement and help grow the Company’s existing business. The Company is particularly optimistic about the growth potential in the Texarkana, Sulphur Springs, Paris, and Mount Pleasant market area.

-4-

     The Bank owns interests in four entities which complement the Company’s business: (i) Guaranty Leasing Company (“Guaranty Leasing”), which finances equipment leases and has engaged in certain transactions which have resulted in the recognition of federal income tax losses deductible by the Company, (ii) GB Com, Inc., a nominee company, (iii) BSC Securities, L.C. (“BSC”), which provides brokerage services and (iv) Independent Bank Services, L.C. (“IBS”), which performs compliance, loan review, internal audit and electronic data processing audit functions.

Business

     The Company’s guiding strategy is to increase shareholder value by providing customers with individualized, responsive, quality service and to augment its existing market share. The Company’s main objective is to increase loans and deposits through additional expansion opportunities in Texas, while stressing efficiency and maximizing profitability. In furtherance of this objective, the Company has employed the following operating strategies:

      Focus On Community Banking. The Company has developed a reputation of being a premier provider of financial services to small and medium-sized businesses, professionals and individuals in Northeast Texas. Management believes the Company’s reputation for providing personal, professional and dependable service is well established in communities located in this area. Each of the Company’s full-service branch locations is administered by a local President with knowledge of the community and lending expertise in the specific industries found in the community, whether it is agriculture, manufacturing and commerce or professional services. Decisions regarding loans are made at each location in a timely manner. Indicative of the Company’s community banking expertise, the Small Business Administration honored the Company as the top rated small business lender in the State of Texas in 1995, 1996, 1997, and 1998 even though the Company did not participate in the Small Business Administration guaranteed loan program.

     Continue Strong Core Growth. In recent years, the Company has increased its market share in each of the communities in which it maintains a full-service banking facility. In its principal location of Mount Pleasant, the Company’s market share of financial institution deposits represent approximately 45.0% for the year ended December 31, 2000. Deposits at the Paris location grew 27.9% in 1999 and 24.1% in 2000. Deposits at the Texarkana location, which opened in August of 1997, grew 95.9% in 1999, and 9.6% in 2000. Deposits at the Pittsburg location, which opened in May 1999, grew $4.5 million in 1999 and $9.5 million in 2000 representing 8.2% of the market share in Camp County. Deposits at the Sulphur Springs location represent an approximate market share of 13.4%. The Company is well known in its geographic area as a result of its longevity and reputation for service. The Company intends to grow by continuing to seek strategic acquisitions and branching opportunities.

      Enhance Technology. The Company has embraced technological change as a way to remain competitive, manage operational costs associated with growth and offer superior products to its customers. Recent technological implementations include end-user Internet Banking, electronic bill and note payment, check imaging, credit file imaging, optical report archival and an automated voice response system. Currently, the Company is evaluating several additional enhancements that will improve its ability to deliver information internally to improve productivity and externally to provide convenience and timeliness to its growing customer base. Such enhancements include high-speed wireless communications between all locations combining data and voice traffic, and on-line account reconciliation and internal transfers. The Company has made significant investments in technology, and has become a technological leader in its market.

     Offer Competitive Products. The Company recognizes its competition is not solely banks, but brokerage houses, insurance companies, credit unions and various other competitors, and that in order to thrive it must be competitive in the products that it offers. The Company offers a full range of commercial loan products, including term loans, lines of credit, fixed asset loans and working capital loans. The Company also offers consumers a full range of personal loan products including automobile loans, home improvement loans, consumer loans and mortgage loans. The Company also has a wide variety of deposit products, including a Premier Money Market Account that pays a rate competitive with most brokerage investment accounts and has been very attractive to customers. This product, coupled with certificates of deposit, NOW accounts, savings accounts, Internet banking, free checking, debit cards and overdraft protection, gives the customer a full compliment of deposit products at competitive rates.

     Expand Revenue Sources. In order to provide service to its customers and to augment revenues, the Company offers brokerage and trust services. BSC is a full-service brokerage company that offers a complete array of investment options including stocks, bonds, mutual funds, financial and retirement planning, tax advantaged investments and asset allocations. BSC offers securities through Southwest Securities; a Texas based independent clearing firm. BSC is licensed and regulated through the National Association of Securities Dealers, the Securities and Exchange Commission and various state and federal banking authorities. The Company’s Trust Department offers complete trust services, including estate administration, custody, trust and asset management services. Management believes that an aging affluent population will foster an increase in the need for professional estate administration services. The maturing of the baby boomer generation is creating a market for asset management services. The Trust Department is in a unique position since there is little competition for trust services in the Company’s markets. Because of the Company’s strong presence in its markets, management believes that banking relationships can be leveraged into growth for the Trust Department. Growth in trust assets and corresponding management fees will result from expanding estate administration, traditional trust services, asset management services and custodial services in the Company’s markets.

     Improve Operating Efficiencies. In order to control overhead expenses, the Company seeks to provide a full range of services as effectively as possible. Through BSC, the Company is able to provide its customers with full brokerage services without having to carry the entire cost itself due to a shared cost agreement with other banks. Similarly, the Company enjoys the compliance, loan review, internal audit and electronic data processing audit functions provided by IBS on a shared cost basis with a group of other banks participating in this arrangement. The Company has spent the last nine years and considerable revenue expanding its market and improving the delivery of its financial products, which has resulted in a higher than desired efficiency ratio. Beginning with the acquisition of the Deport Bank in 1992, the Company has added nine locations. As a result, it has taken longer for the Company to achieve the desired economies of scale, but with its growth rate, those economies are beginning to be realized and the efficiency ratio is expected to show declining trends in the future. The Company has the support staff and related fixed asset investments to accommodate additional growth and enjoy additional economies of scale.

Recent Acquisition

     In August 2000, the Bank was granted approval by the Texas Department of Banking to open a loan production office in Fort Stockton, Texas. In December 2000 the Department approved operating this facility as a full service bank location.

Competition

     The banking business is highly competitive, and the profitability of the Company depends principally on the Company’s ability to compete in the market areas in which its banking operations are located. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. Competition from both financial and non-financial institutions is expected to continue.

     Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See “-Supervision and Regulation – The Company”. The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Leveraged Lease Transactions

     In a series of transactions in 1992, 1994 and 1995, Guaranty Leasing acquired limited partnership interests in certain partnerships (collectively, the “Partnerships“or individually, a “Partnership”) engaged in the equipment leasing business. The investments were structured by TransCapital Corporation (“TransCapital”) through various subsidiaries and controlled partnerships.

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

     The Partnership incurs a tax loss while the master lease/sublease structure is in place; primarily because deductions for rentals paid under the master lease exceed taxable interest income under the purchase money note. Consequently, Guaranty Leasing has reported tax losses as a result of its investments in the Partnerships, which were deductible by the Company. In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by a Partnership during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed. The Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. The Partnership plans to appeal the Service’s determination with the Service’s Appellate Division. If the appeal is unsuccessful, the Partnership plans to litigate the matter in Tax Court. Any final determination with respect to the Partnership will be binding on the Company. If the Service is ultimately successful in redetermining the Partnership’s tax liability, the Company’s tax deductions taken in 1994, 1995 and 1996 may be disallowed and its tax liability may be adjusted, which may have a material adverse affect on the Company. The Partnership is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position.

     Also, there can be no assurance that the Service will not contest, and ultimately disallow, similar types of deductions and losses taken during these and other open tax years by this Partnership or other similar Partnerships (as discussed above) in which Guaranty Leasing has ownership. If the Service were to be successful, the potential tax liability to the Company could be material to its consolidated financial statements.

     During the year ended December 31, 2000, Guaranty Leasing acquired for approximately $2.8 million, a 2.5% ownership in an Aircraft Finance Trust (“AFT”), a special purpose business trust formed to acquire, finance, refinance, own, lease, sublease, sell and maintain aircraft. AFT was created by General Electric Capital Corporation, and is a financing transaction through which airlines lease aircraft. AFT is a business trust formed in 1999 under the laws of the state of Delaware, and it leases aircraft to airlines around the world. The senior notes issued to AFT are rated AA by Standard and Poors and the notes are secured by the cash flow from the aircraft leases. The notes mature in 2024. The AFT has no material impact on the financials.

Employees

     As of December 31, 2000, the Company had 198 full-time equivalent employees, 77 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time employees. The Company considers its relations with employees to be excellent.

Supervision and Regulation

     The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

     The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

     The Company. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and it is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

     Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

     In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

     Financial Modernization.Under the BHC Act, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto.

     However, on November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act that eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The Gramm-Leach-Bliley Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activity’s that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

     Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking.

     While the Federal Reserve will serve as the “umbrella” regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

     Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

     Anti-Tying Restrictions.Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

     Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2000, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 11.79% and its ratio of total capital to total risk-weighted assets was 12.69%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2000, the Company’s leverage ratio was 8.60%.

     The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

     The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

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

     Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

     In addition, any company is required to obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a “controlling influence” over the Company.

     The Bank. The Bank is a Texas-chartered banking association, the deposits of which are insured by the Bank Insurance Fund (“BIF”) of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking (“TDB”). Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the TDB. Because the Federal Reserve regulates the bank holding company parent of the Bank, the Federal Reserve also has supervisory authority, which directly affects the Bank.

     Equivalence to National Bank Powers. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the FDICIA has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

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

     The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

     Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

     Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

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

     Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

     Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

     The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2000, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 10.93% and its ratio of total capital to total risk-weighted assets was 11.84%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy, which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 2000, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 7.88%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk based capital ratio of 10.0% or higher; a Tier 1 risk based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk based capital ratio of 8.0% or higher; a Tier 1 risk based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. The Bank is classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

     As an institution’s capital decreases, the FDIC’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

     Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

     Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2000. The Bank’s capital ratios exceeded the minimum requirements for “well capitalized” institutions under the regulatory framework for prompt corrective action at December 31, 2000. As a result, the Company does not believe that FDICIA’s prompt corrective action regulations will have any material effect on the activities or operations of the Bank. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

     Deposit Insurance Assessments. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits.

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

     On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalize the Savings Association Insurance Fund (“SAIF”) and assure the payment of the Financing Corporation’s (“FICO”) bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The FDIC also applies an assessment against BIF-assessable deposits to be paid to the Financing Corporation (“FICO”) to assist in paying interest of FICO bonds, which financed the resolution of the thrift industry crisis. The FICO assessment is approximately 1.22 basis points, on an annual basis, on BIF-insured deposits.

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

     Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

     Community Reinvestment Act. The CRA and the regulations issued there under are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

     Instability of Regulatory Structure. Various legislation, such as the Gramm-Leach-Bliley Act, which expanded the powers of banking institutions and bank holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that the Gramm-Leach-Bliley Act will have or the effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or its subsidiaries.

     Expanding Enforcement Authority. One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution, which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

Item 2. Properties

     The Company conducts business at eleven banking locations, two of which are located in Mount Pleasant, eight are located in the Northeast Texas communities of Bogata, Commerce, Deport, Paris, Pittsburg, Sulphur Springs, Talco, Texarkana and one location in the West Texas community of Fort Stockton. The Company’s headquarters are located at 100 West Arkansas in Mount Pleasant in a two-story office building. The Company owns all of its locations except its Fort Stockton facility. The following table sets forth specific information on each of the Company’s locations:

Location	Address	Deposits at December 31, 2000
		(Dollars in thousands)

Bogata	110 Halesboro St., Bogata, Texas 75417	$14,576

Commerce	1108 Park St., Commerce, Texas 75429	17,100

Deport	111 Main St., Deport, Texas 75435	10,243

Fort Stockton	# 1 Spring Drive, Fort Stockton, Texas 79735	0 (1)

Mount Pleasant-Downtown	100 W. Arkansas, Mount Pleasant, Texas 75455	155,953

Mount Pleasant-South	2317 S. Jefferson, Mount Pleasant, Texas 75455	3,551

Paris	3250 Lamar Ave., Paris, Texas 75460	57,937

Pittsburg	116 S. Greer Blvd., Pittsburg, Texas 75686	14,068

Sulphur Springs	919 Gilmer St., Sulphur Springs, Texas 75482	52,372

Talco	104 Broad St., Talco, Texas 75487	13,219

Texarkana	2202 St. Michael Dr., Texarkana, Texas 75503	19,246

     (1) Opened for business as a loan production office in August 2000. Approved for branching in December 2000.

Item 3. Legal Proceedings

     Neither the Company nor the Bank is currently a party to any material legal proceeding. However, the Bank is involved in routine litigation in the normal course of its business, which, in the opinion of management, will not have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     The Common Stock began trading on May 21, 1998 and is listed on the Nasdaq National Market System (“Nasdaq NMS”) under the symbol “GNTY”. Prior to that date, the Company’s Common Stock was privately held and not listed on any public exchange or actively traded. The Company had a total of 3,250,016 shares outstanding at December 31, 2000. As of December 31, 2000, there were 418 registered shareholders of record. The number of beneficial shareholders is unknown to the Company at this time.

     The following table presents the high and low Common Stock prices reported on the Nasdaq NMS by quarter during the two years ended December 31, 2000:

	2000		1999

	High	Low	High	Low

Fourth quarter	$11.13	$10.00	$11.00	$7.75

Third quarter	11.63	9.50	11.63	7.25

Second quarter	12.63	10.00	11.13	9.38

First quarter	10.25	8.75	10.63	8.75

     Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefore. While the Company has declared dividends on its Common Stock since 1980, and paid semi-annual dividends aggregating $0.25 per share per annum in 2000, there is no assurance that the Company will continue to pay dividends in the future.

     The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank’s capital stock. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Supervision and Regulation – “The Bank”.

     The cash dividends paid per share by quarter were as follows:

	2000	1999

Fourth quarter	$0.13	$0.13
Third quarter	—	—
Second quarter	0.12	0.12
First quarter	—	—

-16-

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of and for the five years ended December 31, 2000 are derived from the Company’s Consolidated Financial Statements, which have been audited by independent certified public accountants.

	As of and for the Years Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share data)
Income Statement Data:

Interest income	$ 29,017	$ 21,568	$ 18,368	$ 17,009	$ 14,851

Interest expense	16,742	10,506	8,951	8,192	6,919

Net interest income	12,275	11,062	9,417	8,817	7,932

Provision for loan losses	595	310	540	355	206

Net interest income after provision for loan
losses	11,680	10,752	8,877	8,462	7,726

Noninterest income	3,723	3,374	2,826	1,657	2,390

Noninterest expense	12,140	10,259	8,488	7,446	7,073

Earnings before taxes	3,263	3,867	3,215	2,673	3,043
Provision for income tax expense	755	745	541	273	165

Net earnings	2,508	3,122	2,674	2,400	2,878
Preferred stock dividend	—	—	37	74	74

Net earnings available to common shareholders.	$ 2,508	$ 3,122	$ 2,637	$ 2,326	$ 2,804

Common Share Data: (1)

Net earnings (basic and diluted) (2)	$ 0.80	$ 1.03	$ 0.95	$ 0.91	$ 1.08

Book value	9.67	8.77	8.21	6.84	6.06

Tangible book value	8.85	7.81	8.14	6.74	5.95

Cash dividends	0.25	0.25	0.24	0.22	0.21

Dividend payout ratio	30.70%	24.58%	26.38%	24.24%	18.81%

Weighted average common shares outstanding

(in thousands)	3,126	3,045	2,782	2,547	2,592

Period end shares outstanding (in thousands)	3,044	3,232	2,898	2,548	2,545

Balance Sheet Data:

Total assets	$411,031	$370,438	$272,906	$244,157	$213,932

Securities	81,620	79,761	51,367	58,139	30,382

Loans	287,335	255,209	185,886	157,395	139,289

Allowance for loan losses	2,578	2,491	1,512	1,129	1,055

Total deposits	358,265	328,637	242,325	222,961	194,855

Total common shareholders’ equity	29,425	28,496	23,796	17,426	15,423

(Table continues on next page.) -17-

	As of and for the Years Ended December 31
	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share data)
Average Balance Sheet Data:

Total assets	$394,496	$309,247	$253,633	$228,782	$203,056

Securities	84,933	58,308	47,972	50,089	29,520

Loans	267,996	213,737	169,754	146,061	132,400

Allowance for loan losses	2,519	1,876	1,397	1,070	1,029

Total deposits	345,342	276,525	227,919	208,401	183,896

Total common shareholders’ equity	28,266	25,989	21,363	16,508	15,164

Performance Ratios:

Return on average assets	0.64%	1.01%	1.05%	1.05%	1.42%

Return on average common equity	8.87%	12.01%	12.34%	14.09%	18.49%

Net interest margin	3.44%	3.93%	4.07%	4.24%	4.32%

Efficiency ratio (3)	75.72%	71.12%	69.33%	71.09%	68.52%

Asset Quality Ratios (4):

Nonperforming assets to total loans and other real estate	1.73%	0.43%	0.67%	1.22%	1.49%

Net loan charge-offs to average loans	0.19	0.08	0.09	0.19	0.12

Allowance for loan losses to total loans	0.90	0.98	0.81	0.72	0.76

Allowance for loan losses to nonperforming loans (5)	54.83	244.94	130.80	92.85	93.12

Capital Ratios (4):

Leverage ratio	8.60%	8.21%	9.30%	7.87%	7.87%

Average shareholders’ equity to average total assets	7.17	8.40	8.59	7.58	7.88

Tier 1 risk-based capital ratio	11.79	9.86	12.29	11.16	11.07

Total risk-based capital ratio	12.69	10.83	13.08	11.86	11.80

(1)	Adjusted for a seven for one stock split effective March 24, 1998.

(2)	Net earnings per share are based upon the weighted average number of common shares outstanding during the period.

(3)	Calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding securities losses or gains.

(4)	At period end, except net loan charge-offs to average loans, and average shareholders’equity to average total assets.

(5)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

-18-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the factors listed above and those described in this discussion and analysis. See “Special Cautionary Notice Regarding Forward Looking Information.” Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of earnings. This section should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K.

Overview

     Net earnings available to common shareholders were $2.5 million, $3.1 million and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively, and net earnings per common share were $0.80, $1.03 and $0.95 for these same periods. The decrease in earnings from 1999 to 2000 resulted primarily from an increase in interest expense caused by higher cost of funds and a growth in interest bearing liabilities and an increase in noninterest expenses offset by an increase in noninterest income. Average costing liabilities increased $77.9 million from $230.8 million in 1999 to $308.8 million in 2000. Average cost of funds were 4.55% for the twelve months ended December 31, 1999 compared to 5.42% for the same period in 2000, an increase of 19.1%. Noninterest income increased $349,000 or 10.3% from $3.4 million for the twelve months ended December 31, 1999 to $3.7 million for the same period in 2000. This increase was generated primarily from an increase in service charge income of $495,000 or 26.0% offset by a decrease in gain on sale of assets from $330,000 in 1999 to $38,000 in 2000. The increase in earnings from 1998 to 1999 resulted primarily from higher net interest income generated by a significant growth in average earning assets during the year. Average earning assets increased $50.0 million from $231.2 million in 1998 to $281.2 million in 1999. Noninterest income increased $548,000 in 1999 compared with 1998. Additional income was generated in 1999 by the sale of assets of $353,000 and an increase in service charge income of $565,000. The Company posted returns on average assets of 0.64%, 1.01% and 1.05% and returns on average common equity of 8.87%, 12.01% and 12.34% for the years ended December 31, 2000, 1999 and 1998, respectively.

     Total assets at December 31, 2000, 1999 and 1998 were $411.0 million, $370.4 million and $272.9 million, respectively. Total deposits at December 31, 2000, 1999 and 1998 were $358.3 million, $328.6 million and $242.3 million, respectively. Deposits increased by $29.7 million or 9.0% in 2000 compared with fiscal 1999 and by $86.3 million or 35.6 % in 1999 compared with fiscal 1998. These increases were primarily attributable to the First American acquisition in September 1999 and the growth in public funds deposit monies, certificates of deposits, and the Premier Money Market Account. At December 31, 2000, 1999 and 1998, investment securities totaled $81.6 million, $79.8 million and $51.4 million, respectively. The increase of investment securities in 2000 was primarily attributable to the increase in unrealized gain on securities available for sale of $1.9 million from December 31, 1999 to December 31, 2000. The increase in 1999 compared with 1998 was primarily attributable to the investment of additional deposit funds and the deposits and investment securities acquired from First American. Common shareholders’ equity was $29.4 million, $28.5 million and $23.8 million at December 31, 2000, 1999 and 1998, respectively. The increase in common shareholder’s equity for the year ended December 31, 2000 reflects earnings retention and an increase in the unrealized gain on securities available for sale offset by the purchase of treasury stock and payment of dividends.

Results of Operation

Net Interest Income

     Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company’s earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

     2000 versus 1999. Net interest income increased from $11.1 million in 1999 to $12.3 million in 2000, an increase of $1.2 million or 11.0%, primarily due to a growth in interest income of $7.4 million, or 34.5%, offset by an increase in interest expense of $6.2 million, or 59.4%. This resulted in net interest margins of 3.44% and 3.93% and net interest spreads of 2.72% and 3.12% for the years ended December 31, 2000 and 1999, respectively.

     The increase in net interest income for 2000 was primarily due to growth in average loans of $54.3 million or 25.4% and growth in average investment securities of $26.6 million or 45.7%, which contributed $5.7 million and $2.0 million, respectively, to the increase in total interest income. Net interest income was negatively affected by lower yields on both loans and securities. The increase in interest expense was due primarily to an increase in average interest-bearing deposits of $64.0 million or 28.2%, along with an increase in cost of funds from 4.55% in 1999 to 5.42% in 2000. For the year ended December 31, 2000 the Company also had an increase in average other borrowed funds and long-term debt of $8.5 million and $5.4 million respectively.

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

     The increase in net interest income for 1999 was primarily due to growth in average loans of $44.0 million or 25.9% and growth in average investment securities of $10.3 million or 21.5%, which contributed $2.9 million and $522,000, respectively, to the increase in total interest income. Net interest income was negatively affected by lower yields on both loans and securities. The Company also decreased federal funds from an average $12.9 million in 1998 to $7.7 million in 1999, causing a decrease in federal funds interest income of $304,000.

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

	Years Ended December 31,
	2000			1999			1998
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$267,996	$ 23,218	8.66%	$213,737	$ 17,481	8.18%	$169,754	$ 14,544	8.57%
Securities	84,933	5,589	6.58	58,308	3,626	6.22	47,972	3,104	6.47
Federal funds sold	3,434	209	6.09	7,725	385	4.98	12,867	689	5.35
Interest-bearing deposits in
other financial institutions	23	1	4.35	1,428	76	5.32	572	31	5.42

Total interest-earning assets	356,386	29,017	8.14%	281,198	21,568	7.67%	231,165	18,368	7.95%

Less allowance for loan losses	(2,519)			(1,876)			(1,397)

Total interest-earning
assets, net of allowance	353,867			279,322			229,768
Non-earning assets:
Cash and due from banks	12,083			9,926			8,579
Premises and equipment	13,187			8,617			6,687
Interest receivable and
other assets	15,066			11,230			8,209
Other real estate owned	293			152			390

Total assets	$394,496			$309,247			$253,633

Liabilities and shareholders’ equity Interest-bearing liabilities:
NOW, savings, and money
market accounts	$ 97,328	$ 4,039	4.15%	$ 74,898	$ 2,569	3.43%	$ 59,276	$ 2,013	3.40%
Time deposits	193,475	11,291	5.84	151,924	7,723	5.08	127,472	6,913	5.42

Total interest-bearing
deposits	290,803	15,330	5.27	226,822	10,292	4.54	186,748	8,926	4.78
FHLB advances and federal
funds purchased	12,529	812	6.48	4,027	214	5.31	809	25	3.09
Long-term debt	5,423	600	11.06			0.00		0.00

Total interest-bearing
liabilities	308,755	16,742	5.42%	230,849	10,506	4.55%	187,557	8,951	4.77%

Noninterest-bearing liabilities:
Demand deposits	54,539			49,702			41,171
Accrued interest, taxes and
other liabilities	2,936			2,707			3,129

Total liabilities	366,230			283,258			231,857
Shareholders’ equity	28,266			25,989			21,776

Total liabilities and
shareholders’ equity	$394,496			$309,247			$253,633

Net interest income		$ 12,275			$ 11,062			$ 9,417

Net interest spread			2.72%			3.12%			3.18%

Net interest margin			3.44%			3.93%			4.07%

-21-

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

	Years Ended December 31,
	2000 vs. 1999			1999 vs. 1998
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earnings assets:
Loans	$ 4,438	$1,299	$ 5,737	$ 3,768	$ (831)	$ 2,937
Securities	1,656	307	1,963	669	(147)	522
Federal funds sold	(214)	38	(176)	(275)	(29)	(304)
Interest-bearing deposits in other financial
institutions	(75)	—	(75)	46	(1)	45

Total increase (decrease) in
interest income	5,805	1,644	7,449	4,208	(1,008)	3,200
Interest-bearing liabilities:

NOW, savings and money market accounts	769	701	1,470	534	22	556
Time deposits	2,112	1,456	3,568	1,326	(516)	810
Other borrowed funds	452	146	598	99	90	189
Long-term debt	600	—	600	—	—	—

Total increase (decrease) in
interest expense	3,933	2,303	6,236	1,959	(404)	1,555

Increase (decrease) in net interest income	$1,872	$ (659)	$1,213	$ 2,249	$ (604)	$ 1,645

Provision for Loan Losses

     The Company’s provision for loan losses is established through charges to operating income in the form of the provision in order to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Company’s portfolio.

     The Company’s provision for loan losses during the twelve months ended December 31, 2000 was $595,000 compared with $310,000 during the twelve months ended December 31, 1999, an increase of $285,000. The increase in the provision was due in part to the growth in average loans outstanding from $213.7 million for 1999 to $268.0 million for 2000, an increase of $54.3 million or 25.4%. Good asset quality is still reflected as net charge-offs remain at manageable levels totaling $508,000, or 0.19% of average loans in 2000 compared with $177,000, or 0.08% of average loans in 1999. The Company’s provision for loan losses decreased from $540,000 in 1998 to $310,000 in 1999 as a result of strong asset quality and low net charge-offs for the year.

Noninterest Income

     Noninterest income is an important source of revenue for financial institutions. The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income for the year ended December 31, 2000 was $3.7 million, an increase of $349,000 from $3.4 million in 1999 and up from $2.8 million in 1998. The year ended December 31, 2000 reflected an increase in service charge income of $495,000 over the same period 1999 and $1.1 million over the same period 1998, representing a 26.0% and a 79.3% increase respectively. This results in annual percentage increases of 10.3% and 31.7% for the years ended December 31, 2000 and 1999, respectively.

The following table presents for the periods indicated the major categories of noninterest income:

	Years Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Service charges	$ 2,396	$1,901	$ 1,336
Fee income	663	518	434
Net realized (loss) gain on securities
transactions	(34)	11	81
Fiduciary income	109	63	46
Earnings from key-man life insurance	234	192	89
Gain on sale of loans	—	—	674
Gain (loss) on sale of assets	38	330	(23)
Other noninterest income	317	359	189

Total noninterest income	$ 3,723	$3,374	$ 2,826

     The increase in noninterest income from 1999 to 2000 resulted primarily from service charges and fee income due to an increase in the number of deposit accounts. Additionally, the Company’s increased emphasis on fee-based services resulted in greater income from check cashing, ATM fees, appraisal fees and wire transfer fees.

Noninterest Expense

     For the years ended December 31, 2000, 1999 and 1998, noninterest expense totaled $12.1 million, $10.3 million and $8.5 million, respectively. The $1.9 million, or 18.3% increase in 2000 was primarily the result of additional operating expenses incurred in connection with the addition of the Sulphur Springs and Commerce locations acquired from First American in September 1999. These new locations as well as customer growth in various other markets contributed to the increase in employee compensation and benefits as the Company’s average full-time equivalent employees grew from 158 at December 31, 1999 to 192 at December 31, 2000. Employee compensation and benefits increased from $5.7 million in 1999 to $6.8 million in 2000, an increase of $1.1 million or 19.9%. In addition, bank premises and fixed asset expense increased from $1.4 million to $1.8 million, an increase of $353,000 or 25.1%. Advertising expense increased from $231,000 in 1999 to $357,000 in 2000, an increase of $126,000 or 54.5% primarily due to the Company retaining an ad agency to enhance advertising campaigns. Legal and professional fees increased $59,000 or 11.8% due to independent loan review expenses and additional bankruptcy and litigation proceedings relating to loan customers.

     The increase in total noninterest expense for 1999 over 1998 of $1.8 million or 20.9% was primarily the result of the additional operating expenses incurred at the new Pittsburg, Texas location, which opened in May 1999 and in connection with the addition of the Sulphur Springs, and Commerce locations acquired from First American in September 1999. The Company’s efficiency ratios, calculated by dividing total noninterest expenses (excluding securities losses) by net interest income plus noninterest income, were 75.72% in 2000, 71.12% in 1999 and 69.33% in 1998.

The following table presents for the periods indicated the major categories of noninterest expense:

	Years Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Employee compensation and benefits	$ 6,791	$ 5,666	$ 4,458
Non-staff expenses:
Net bank premises and fixed asset expense	1,758	1,405	1,206
Office and computer supplies	357	309	280
Legal and professional fees	558	499	392
Advertising	357	231	254
Postage	156	140	132
FDIC insurance	67	33	26
Other	2,096	1,976	1,740

Total non-staff expenses	5,349	4,593	4,030

Total noninterest expense	$12,140	$10,259	$ 8,488

Income Taxes

     Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense. The Company utilized tax benefits on leveraged lease transactions in the amounts of $650,000, $423,000 and $430,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The effective tax rates for the years ended December 31, 2000, 1999 and 1998 were 23.14%, 19.27% and 16.83%, respectively. Income taxes for financial purposes in the consolidated statements of earnings differ from the amount computed by applying the statutory income tax rate of 34% to earnings before income taxes. The difference in the statutory rate is primarily due to the tax benefits on the leveraged lease transactions and non-taxable income.

     Additionally, the State of Texas imposes a Texas franchise tax. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities. Total franchise tax expense was $56,000 in 2000, $40,000 in 1999 and $52,000 in 1998 for each of the twelve month periods ended December 31. Such expense was included as a part of other noninterest expense.

Impact of Inflation

     The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “Quantitative and Qualitative Disclosures About Market Risk” below.

Financial Condition

Loan Portfolio

     The Company provides a broad range of commercial, real estate and consumer loan products to small and medium-sized businesses and individuals. The Company aggressively pursues qualified lending customers in both the commercial and consumer sectors, providing customers with direct access to lending personnel and prompt, professional service. The 80.2% loan to deposit ratio as of December 31, 2000, reflects the Company’s commitment as an active lender in the local business communities it serves. Total loans were $287.3 million at December 31, 2000, an increase of $32.1 million or 12.6% compared with $255.2 million at December 31, 1999. In 1999, total loans increased by $69.3 million or 37.3% to $255.2 million from $185.9 million at December 31, 1998. In 1998, total loans increased by $28.5 million or 18.1% from $157.4 million at December 31, 1997. The growth in loans reflects the improving local economy, an aggressive advertising campaign, the Company’s pro-lending reputation and the solicitation of new companies and individuals entering the Company’s market areas.

     The following table summarizes the loan portfolio of the Company by type of loan as of the dates indicated:

	December 31,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$ 66,616	23.18%	$ 61,153	23.96%	$ 51,589	27.75%	$ 36,598	23.26%	$ 29,412	21.11%
Agriculture	8,318	2.89	9,102	3.57	7,652	4.11	8,174	5.19	7,159	5.14
Real estate:
Construction and land
development	7,316	2.55	7,926	3.11	3,130	1.68	3,072	1.95	2,292	1.65
1-4 family residential	102,614	35.71	83,777	32.83	48,376	26.02	41,398	26.30	36,967	26.54
Farmland	7,716	2.69	7,976	3.13	7,258	3.90	6,492	4.12	6,685	4.80
Non-residential and non- farmland	61,224	21.31	52,303	20.49	47,977	25.81	42,363	26.92	36,460	26.18
Multi-family residential	4,946	1.72	6,239	2.44	844	0.45	360	0.23	535	0.38
Consumer	28,585	9.95	26,733	10.47	19,060	10.28	18,938	12.03	19,779	14.20

Total loans	$287,335	100.00%	$255,209	100.00%	$185,886	100.00%	$157,395	100.00%	$139,289	100.00%

     The primary lending focus of the Company is on loans to small and medium-sized businesses and one to four family residential mortgage loans. The Company’s commercial lending products include business loans, commercial real estate loans, equipment loans, working capital loans, term loans, revolving lines of credit and letters of credit. Most commercial loans are collateralized and on payment programs. The purpose of a particular loan generally determines its structure. In almost all cases, the Company requires personal guarantees on commercial loans to help assure repayment.

     The Company’s commercial mortgage loans are generally secured by first liens on real estate, typically have fixed interest rates and amortize over a 10 to 15 year period with balloon payments due at the end of one to five years. In underwriting commercial mortgage loans, consideration is given to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower.

     The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. In keeping with the community-oriented nature of its customer base, the Company provides construction and permanent financing for churches located within its market area.

     The Company rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loans above $600,000 are evaluated and acted upon by the Executive Committee, which meets weekly and are reported to the Board of Directors. The Company’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis; (ii) investing funds properly for the benefit of shareholders and the protection of depositors; (iii) serving the legitimate needs of the community and the Company’s general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and (vi) ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. The Company’s loan review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, the Company has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum. Management believes that this strict adherence to conservative loan policy guidelines has contributed to the Company’s below average level of loan losses compared to its industry peer group over the past few years.

     The Company’s loans collateralized by one to four family residential real estate generally are originated in amounts of no more than 90% of the lower of cost or appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Of the mortgages originated, the Company generally retains mortgage loans with short terms or variable rates and sells longer-term fixed-rate loans that do not meet the Company’s credit underwriting standards. Prior to the acquisition of First American, the Company sold such loans to Texas Independent Bank Mortgage Company, however, since the First American acquisition, the Company sells these loans directly into the secondary market.

     As of December 31, 2000, the Company’s one to four family residential real estate loan portfolio was $102.6 million. Of this amount, $37.9 million is repriceable in one year or less and an additional $46.8 million is repriceable from one year to five years. These high percentages in short-term real estate loans reflect the Company’s commitment to reducing interest rate risk.

     The Company provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of December 31, 2000, the Company had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. During the last two years, management has placed tighter controls on consumer credit due to record high personal bankruptcy filings nationwide.

     The contractual maturity ranges of the commercial, industrial and real estate construction loan portfolio and the amount of such loans with predetermined interest rates in each maturity range as of December 31, 2000, are summarized in the following table:

December 31, 2000
	One Year or Less	After One Through Five Years	After Five Years	Total
(Dollars in thousands)
Commercial and industrial	$ 40,201	$ 27,168	$ 6,312	$ 73,681
Real estate construction	6,681	635	—	7,316

Total	$ 46,882	$ 27,803	$ 6,312	$ 80,997

Loans with a predetermined interest rate	$ 42,497	$ 13,995	$ 462	$ 56,954
Loans with a floating interest rate	24,043	—	—	24,043

Total	$ 66,540	$ 13,995	$ 462	$ 80,997

-26-

Nonperforming Assets

     The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers and also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

     Nonperforming assets at December 31, 2000, increased 354.0% to $5.0 million compared with $1.1 million at December 31, 1999. This increase was primarily due to the addition of six credits to nonperforming assets in the fourth quarter of 2000. Minimal losses are anticipated on these credits due to strong collateral values. Nonperforming assets were $1.3 million at December 31, 1998. This resulted in ratios of nonperforming assets to total loans plus other real estate of 1.73%, 0.43% and 0.67% for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual is recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring, however, the Company had no restructured loans at either December 31, 2000, December 31, 1999 or December 31, 1998. In addition to an internal loan review, the Company retains IBS for an annual external review to evaluate the loan portfolio.

     The Company maintains current appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses. The Company records other real estate at fair value at the time of acquisition, less estimated costs to sell.

     The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Nonaccrual loans	$ 1,214	$ 443	$ 290	$ 298	$ 722
Accruing loans past due 90 days or more	3,488	574	866	918	411
Other real estate	274	79	97	714	953

Total nonperforming assets	$ 4,976	$ 1,096	$ 1,253	$ 1,930	$ 2,086

Nonperforming assets to total loans and
other real estate	1.73%	0.43%	0.67%	1.22%	1.49%

     The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting for Creditors for Impairment of a Loan- Income Recognition and Disclosures. Under SFAS No. 114, as amended, a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral-dependent. The implementation of SFAS No. 114 did not have a material adverse affect on the Company’s financial statements.

Allowance for Loan Losses

     The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses, which it believes, is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of its loan portfolio through an annual external loan review conducted by IBS and the annual examination of the Company’s financial statements by its independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

     The Company follows an internal loan review program to evaluate the credit risk in the loan portfolio. In addition, the Company contracts with IBS to annually perform an external loan review. Through the loan review process, the Company maintains an internally classified loan list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. At December 31, 2000, the Company had $9.6 million of such loans compared with $7.5 million at December 31, 1999, a 28.0% increase. This increase is due primarily to the classification of two credits of approximately $1.6 million in loans as substandard during the fourth quarter 2000. These classifications were made due to cash flow deficiencies in these lines of credits and are not expected to remain classified as substandard for an extended period of time.

     In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate “watch list” which further aids the Company in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses. At December 31, 2000, the Company had $2.2 million of such loans compared with $3.0 million at December 31, 1999, a 26.7% decrease.

     In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. A general reserve allocation is also established primarily based on the Company’s historical charge-off experience. The Company then charges to operations a provision for loan losses to maintain the allowance for loan losses at an adequate level determined by the foregoing methodology.

     Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

     For the twelve months ended December 31, 2000, net loan charge-offs totaled $508,000 or 0.19% of average loans outstanding for the period, compared with $177,000 in net loan charge-offs or 0.08% of average loans for the year ended December 31, 1999. During 2000, the Company recorded a provision for loan losses of $595,000 compared with $310,000 for 1999. The increase in the provision for 2000 is due primarily to the additional net charge-off loans for the year of $331,000 and the increase in nonperforming loans during the year from $1.1 million at December 31, 1999 to $5.0 million at December 31, 2000. The Company made a provision for loan losses of $540,000 for 1998. At December 31, 2000, the allowance for loan losses totaled $2.6 million, or 0.90% of total loans. At December 31, 1999, the allowance for loan losses totaled $2.5 million or 0.98% of total loans.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)

Average loans outstanding	$ 267,996	$ 213,737	$ 169,754	$ 146,061	$ 132,400

Gross loans outstanding at end of period	$ 287,335	$ 255,209	$ 185,886	$ 157,395	$ 139,289

Allowance for loan losses at beginning
of period	$ 2,491	$ 1,512	$ 1,129	$ 1,055	$ 1,005
Provision for loan losses	595	310	540	355	206
Balance acquired with First American
acquisition	—	846	—	—	—
Charge-offs:
Commercial and industrial	(360)	(64)	(113)	(53)	(116)
Real estate	(146)	(2)	(14)	(170)	(66)
Consumer	(172)	(267)	(149)	(162)	(101)
Recoveries:
Commercial and industrial	80	65	33	65	65
Real estate	11	42	26	13	23
Consumer	79	49	60	26	39

Net loan charge-offs	(508)	(177)	(157)	(281)	(156)

Allowance for loan losses at end of period	$ 2,578	$ 2,491	$ 1,512	$ 1,129	$ 1,055

Ratio of allowance to end of
period loans	0.90%	0.98%	0.81%	0.72%	0.76%
Ratio of net loan charge-offs to
average loans	0.19%	0.08%	0.09%	0.19%	0.12%
Ratio of allowance to end of period
nonperforming loans	54.83%	244.94%	130.80%	92.85%	93.12%

     The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	December 31,
	2000		1999
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial, industrial and agriculture	$ 1,430	26.07%	$ 1,543	27.53%
Real estate:
Construction and land development	—	2.55	—	3.11
1-4 family residential	139	35.71	110	32.83
Commercial mortgage	193	21.31	176	20.49
Farmland	—	2.69	—	3.13
Multi-family	—	1.72	—	2.44
Consumer	289	9.95	262	10.47
General reserve allocation	527	—	400	—

Total allowance for loan losses	$ 2,578	100.00%	$ 2,491	100.00%

	December 31,
	1998		1997		1996
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for
loan losses applicable to:
Commercial, industrial and
agriculture	$ 932	31.86%	$ 554	28.45%	$ 501	26.25%
Real estate:
Construction and
land development	—	1.68	—	1.95	—	1.65
1-4 family residential	67	26.02	58	26.30	86	26.54
Commercial mortgage	145	25.81	128	26.92	91	26.18
Farmland	—	3.90	—	4.12	—	4.80
Multi-family	—	0.45	—	0.23	—	0.38
Consumer	166	10.28	171	12.03	128	14.20
General reserve allocation	202	—	218	—	249	—

Total allowance for loan	$ 1,512	100.00%	$ 1,129	100.00%	$ 1,055	100.00%

Securities

     The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. At December 31, 2000, investment securities totaled $81.6 million, an increase of $1.9 million from $79.8 million at December 31, 1999. The increase was primarily attributable to the change in unrealized gain or loss on securities available for sale. The December 31, 1999 unrealized loss was $1.2 million compared to the December 31, 2000 unrealized gain of $700,000. During 1999, securities increased approximately $28.4 million from $51.4 million at December 31, 1998 to $79.8 million at December 31, 1999. The increase was primarily attributable to the investment of additional funds both internally generated and acquired with the First American acquisition. At December 31, 2000, investment securities represented 19.9% of total assets compared to 21.5% of total assets at December 31, 1999. The yield on the investment portfolio for the year ended December 31, 2000, was 6.58% compared to a yield of 6.22% for the year ended December 31, 1999.

     During 2000, the securities portfolio mix remained steady with the exception of a decrease in mortgage-backed securities from $31.6 million at December 31, 1999 to $26.5 million at December 31, 2000 and an increase in state and municipal securities of $5.3 million during the same time period. The Company continues to hold collateralized mortgage obligations (“CMOs”) in its securities portfolio. A CMO is collateralized directly by mortgages or by mortgage-backed securities issued by government agencies. These changes in the securities portfolio were made in order to obtain higher yielding securities with more defined cash flows and shorter average lives.

     The following table summarizes the amortized cost of investment securities held by the Company as of the dates shown:

	December 31,
	2000	1999	1998
	(Dollars in thousands)
U.S. Treasury securities	$ —	$ 993	$ 3,115
U.S. Government securities	25,900	25,859	27,114
Mortgage-backed securities	26,482	31,610	17,884
CMOs	17,973	17,451	—
Equity securities	1,705	1,420	1,092
State and municipal securities	8,860	3,602	1,825

Total securities	$ 80,920	$ 80,935	$ 51,030

The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2000:

	December 31, 2000
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities	$ —	—%	$ —	—%	$ —	—%	$ —	—%	$ —	—%
U.S. Government securities	—	—	22,892	6.41	3,008	6.81	—	—	25,900	6.46
Mortgage-backed securities	10	8.27	6,393	6.23	5,833	6.67	14,246	6.97	26,482	6.72
CMOs	—	—	—	—	4,060	6.64	13,913	6.74	17,973	6.72
Equity securities	—	—	—	—	—	—	1,705	6.02	1,705	6.02
State and municipal
securities	40	7.72	605	7.40	3,836	6.86	4,379	7.79	8,860	7.36

Totals	$ 50	7.83%	$ 29,890	6.39%	$ 16,737	6.73%	$ 34,243	6.93%	$ 80,920	6.70%

     The Company accounts for securities according to SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.

     The following table summarizes the carrying value and classification of securities as of the dates shown:

	December 31,
	2000	1999	1998
	(Dollars in thousands)
Available-for-sale	$ 81,620	$ 79,761	$ 44,305
Held-to-maturity	—	—	7,062

Total securities	$ 81,620	$ 79,761	$ 51,367

The following tables summarizes the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

	December 31, 2000				December 31, 1999
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities	$ —	$ —	$ —	$ —	$ 993	$ —	$ 6	$ 987
U.S. Government securities	25,900	370	86	26,184	25,859	6	649	25,216
Mortgage-backed securities	26,482	200	80	26,602	31,610	35	388	31,257
CMOs	17,973	83	14	18,042	17,451	55	141	17,365
Equity securities	1,705	—	—	1,705	1,420	—	—	1,420
State and municipal securities	8,860	251	24	9,087	3,602	13	99	3,516

Total	$ 80,920	$ 904	$ 204	$ 81,620	$ 80,935	$ 109	$ 1,283	$ 79,761

	December 31, 1998
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
U.S. Treasury securities	$ 3,015	$ 29	$ —	$ 3,044
U.S. Government securities	27,114	241	5	27,350
Mortgage-backed securities	12,747	77	5	12,819
CMOs	—	—	—	—
Equity securities	1,092	—	—	1,092
State and municipal securities	—	—	—	—

Total	$ 43,968	$ 347	$ 10	$ 44,305

The following tables summarizes the amortized cost of securities classified as held-to-maturity and their approximate fair values as of the dates shown:

	December 31, 2000				December 31, 1999
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
(Dollars in thousands)
U.S. Treasury securities	—	—	—	—	—	—	—	—
U.S. Government securities.	—	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
CMOs	—	—	—	—	—	—	—	—
State and municipal securities	—	—	—	—	—	—	—	—

Total	—	—	—	—	—	—	—	—

Note: All securities were available for sale at December 31, 2000 and 1999.

December 31, 1998
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
(Dollars in thousands)
U.S. Treasury securities	$ 100	$ 1	$ 0	$ 101
U.S. Government securities	—	—	—	—
Mortgage-backed securities	5,137	74	2	5,209
CMOs	—	—	—	—
State and municipal securities	1,825	65	4	1,886

Total	$ 7,062	$ 140	$ 6	$ 7,196

     Mortgage-backed securities are securities, which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings and minimum regular monthly cash flows of principal and interest, which are guaranteed by the issuing agencies. All the Company’s mortgage-backed securities at December 31, 2000 were agency-issued collateral obligations.

     At December 31, 2000, 63.3% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Therefore, the average life, or the average amount of time until the Company receives the total amount invested, of the mortgage-backed security will be shorter than the contractual maturity. The Company estimates the remaining average life of the fixed-rate mortgage-backed security portfolio to be less than five years. Mortgage-backed securities, which are purchased at a premium, will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. Approximately $8.4 million of the Company’s mortgage-backed securities and CMOs earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

Premises and Equipment

     Premises and equipment totaled $13.5 million at December 31, 2000 and $11.7 million at December 31, 1999. The net change reflects an increase of $1.8 million or 16.0% in fixed assets. The increase is primarily due to major remodeling of the Mt. Pleasant and Sulphur Springs full-service locations, the completion of the Pittsburg and Paris full-service bank facilities, and the purchase of additional ATM’s and computer equipment.

Other Assets

     On July 1, 1998, the Company invested $3.1 million in single insurance premium policies. Such policies insured the lives of certain key senior officers. As of December 31, 2000, the net surrender values of these policies totaled $4.1 million.

Deposits

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposit accounts consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have or accept any brokered deposits.

     Total deposits at December 31, 2000, increased to $358.3 million from $328.6 million at December 31, 1999, an increase of $29.6 million or 9.0%. The increase can be primarily attributed to several factors. First, the Company’s certificates of deposits increased from $181.2 million at December 31, 1999, to $201.5 million at December 31, 2000, a $20.3 million or 11.2% increase for the year. Second, public fund deposits were $42.4 million at December 31, 2000, an increase of $5.0 million or 13.3% from $37.4 million at December 31, 1999. One contract, Texas A&M University-Commerce and Texarkana, was added in 2000 and one contract, Lamar County, was added in 1999. Third, the Company continues to expand its customer base with its free checking product and its Premier Money Market Account. The number of checking accounts increased 3.6% to 19,120 while the number of Premier Money Market Accounts increased 9.9% to 2,149 during 2000. The Paris, Pittsburg, and Commerce locations increased their deposits by a combined $30.4 million during the year ended December 31, 2000. Management believes these locations as well as the Texarkana location will continue to gain market share, as the Company becomes better known in these communities. In 1999, deposits rose to $328.6 million from $242.3 million in 1998, an increase of $86.3 million or 35.6%. This increase is primarily attributable to an increase in certificates of deposits of $50.5 million and an increase in public funds of $10.0 million. The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for years ended December 31, 2000, 1999 and 1998, were 15.8%, 18.0% and 18.1%, respectively.

     The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2000, 1999 and 1998 are presented below:

	Years Ended December 31,
	2000		1999		1998
	Amount	Rate	Amount	Rate	Amount	Rate
Regular savings	$9,497	2.50%	$8,427	2.50%	$7,653	2.68%
NOW accounts	31,678	2.96	24,214	2.49	19,276	2.64
Money market checking	56,153	5.10	42,228	4.15	32,347	4.02
Time deposits less than $100,000	115,198	5.74	89,889	5.03	78,724	5.37
Time deposits $100,000 and over	78,277	5.98	62,065	5.16	48,748	5.50

Total interest-bearing deposits	$290,803	5.27%	$226,823	4.54%	$186,748	4.78%
Noninterest-bearing deposits	54,539	—	49,702	—	41,171	—

Total deposits	$345,342	4.44%	$276,525	3.72%	$227,919	3.92%

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2000
(Dollars in thousands)
3 months or less	$ 21,310
Over 3 months through 6 months	14,669
Over 6 months through 1 year	37,788
Over 1 year	8,935

Total	$ 82,702

Other Borrowings

     Federal Home Loan Bank (“FHLB”) advances may be utilized from time to time as either a short-term funding source or a longer-term funding source. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for two borrowing programs through the FHLB. The first, called “Short Term Fixed,” requires delivery of eligible securities for collateral. Maturities under this program range from 1-35 days. The Company does not currently have any borrowings under this program. As of December 31, 2000, the Company does not have any of its investment securities in safekeeping at the FHLB.

     The second borrowing program, the “Blanket Borrowing Program,” is under a borrowing agreement, which does not require the delivery of specific collateral. Borrowings are limited to a maximum of 75% of the Company’s one to four family residential mortgage loans. At December 31, 2000, the Company had approximately $12.4 million borrowed of a potential $79.4 million available under this program, leaving approximately $67.0 million in available borrowings.

     On March 23, 2000, the Company, in a private placement, issued $7.0 million (7,000 shares with a liquidation amount of $1,000 per security) of 10.875% Fixed Rate Capital Trust Pass-through Securities (“TruPS”) through a newly formed, wholly-owned subsidiary, Guaranty (TX) Capital Trust I (the “Trust”). The Trust invested the total proceeds from the sale of the TruPS in 10.875% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company. The net proceeds from the sale of the Debentures will be used to buy back shares of the Company’s stock, provide a $1.5 million additional capital contribution to Guaranty Bank and provide for additional working capital to support growth.

     With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. The terms of the Debentures are such that they qualify as Tier I capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies. Interest on the Debentures is payable semi-annually on March 8 and September 8 of each year, commencing September 8, 2000. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity on March 8, 2030.

     On any March 8 or September 8 on or after March 8, 2010 and prior to maturity, the Debentures are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption.

If Redeemed During 12 Months Beginning March 8,	Percentage of Principal Amount	If Redeemed During 12 Months Beginning March 31,	Percentage of Principal Amount
2010	105.438%	2016	102.175%
2011	104.894%	2017	101.631%
2012	104.350%	2018	101.088%
2013	103.806%	2019	100.544%
2014	103.263%	2020 and after	100.000%
2015	102.719%

Upon the occurrence of certain special events, the Company will have the right to call the securities at par at any time with the permission of the Federal Reserve. -35-

Fair Values of Financial Instruments The estimated fair value approximates carrying value for financial instruments except those described below:

Securities: Fair values for securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

Loans: The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

Deposits: The fair value of deposit liabilities with defined maturities and long-term debt is estimated by discounting future cash flows using the interest rates currently offered for deposits or similar borrowings of similar remaining maturities.

Off-Balance-Sheet Instruments: The fair values of these items are not material and are therefore not included on the following schedule.

     The estimated year-end fair values of financial instruments are detailed in the following table. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	2000		1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:	(Dollars in thousands)

Cash and cash equivalents	$ 10,212	$ 10,212	$ 13,152	$ 13,152
Federal funds sold	4,995	4,995	1,140	1,140
Securities available for sale	81,620	81,620	79,761	79,761
Loans, net	284,757	290,182	252,718	249,783
Accrued interest receivable	3,742	3,742	2,735	2,735
Cash surrender value of life insurance	4,946	4,946	4,695	4,695

Financial liabilities:

Deposits	$ 358,265	$ 358,916	$ 328,637	$ 328,911
FHLB advances	12,403	12,403	10,699	10,699
Long-term debt	7,000	7,000	—	—
Accrued interest payable	1,752	1,752	1,148	1,148

     While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2000 and 1999, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2000 and 1999 should not necessarily be considered to apply at subsequent dates.

     In addition, other assets, such as property and equipment, and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earning power of core deposit accounts, the trained work force, customer goodwill and similar items.

Capital Resources and Liquidity

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

     The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have “Tier 1 capital” of at least 4.0% and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital”.

     The Federal Reserve has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets (“leverage ratio”) of 3.0% for certain institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

     Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. See “Supervision and Regulation __ The Company” and “ __ The Bank”.

     Shareholders’ equity increased to $29.4 million at December 31, 2000, from $28.5 million at December 31, 1999, an increase of $929,000 or 3.3%. This increase was primarily the result of net income of $2.5 million and the net change in unrealized gain on available for sale securities of $1.2 million, offset by the payment of Common Stock dividends of $769,000 and the purchase of treasury stock of $2.0 million. During 1999, shareholders’ equity increased by $4.7 million or 19.8%, from $23.8 million at December 31, 1998. The increase was primarily the result of net income of $3.1 million and net proceeds from the First American acquisition of $3.5 million, offset by the payment of Common Stock dividends of $768,000, and the purchase of treasury stock of $174,000.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2000 to the minimum and well-capitalized regulatory standards:

	Minimum Required		To Be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2000
The Company
Leverage ratio	4.00%	(1)	N/A	8.60%
Tier 1 risk-based capital ratio	4.00%		N/A	11.79%
Risk-based capital ratio	8.00%		N/A	12.69%
The Bank
Leverage ratio	4.00%	(2)	5.00%	7.88%
Tier 1 risk-based capital ratio	4.00%		6.00%	10.93%
Risk-based capital ratio	8.00%		10.00%	11.84%

(1)The Federal Reserve may require the Company to maintain a leverage ratio of up to 100 basis points above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio of up to 100 basis points above the required minimum.

     Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company’s liquidity needs are met primarily by financing activities, which consisted mainly of growth in core deposits, supplemented by investment securities and earnings through operating activities. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external-funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

     The Company’s capital ratios are greater than the minimums required by regulatory guidelines. The Company intends to maintain an optimal capital and leverage mix. At December 31, 2000, the Company and the Bank had the requisite capital levels to qualify as well capitalized.

     The Company’s liquidity management objective is to meet maturing debt obligations, fund loan commitments and deposit withdrawals, and manage operations on a cost effective basis. Management believes that sufficient resources are available to meet the Company’s liquidity objective through its debt maturity structure, holdings of liquid assets, and access to the capital markets through a variety of funding vehicles. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers.

     The Bank’s traditional funding sources consist primarily of core deposits, established federal funds lines with major banks, proceeds from matured investments, contracts to repurchase investment securities and principal and interest repayments on loans.

     Management is not aware of any events that are reasonably likely to have a material negative effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material negative effect on the Company.

Industry Segments

     Internal financial information is primarily reported and aggregated solely in the line of business of banking.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, (“Statement 131”) “Disclosures about Segments of an Enterprise and Related Information.” Statement 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The Company did not identify any reportable operating segments based on the requirements of Statement 131.

     Beginning January 1, 2001, a new accounting standard, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This standard is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

Year 2000 Compliance

     The Company was well prepared for the year 2000 changeover and experienced no material problems with its internal systems or in products and services purchased from third parties. The Company is not aware of any problems with its technology-based equipment utilized in the ordinary course of its business. However, there can be no assurance that the Company will not experience future problems with respect to the year 2000 compliance issue. As required, the Company expensed as incurred, all costs associated with year 2000 issues. The costs did not have a material effect on the Company’s financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s Asset Liability and Funds Management Policy provides management with the necessary guidelines for effective funds management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

     Interest rate risk is managed by the Asset Liability Committee (“ALCO”), which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors. The ALCO formulates strategies based on appropriate levels in interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital based on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of the Company’s Board of Directors, management has been given some latitude to increase the Company’s interest rate sensitivity position within certain limits if, in management’s judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company’s financial performance in the future than they have had historically.

     To effectively measure and manage interest rate risk, the Company uses an interest rate shock simulation model to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by the Company’s Board of Directors on an ongoing basis. The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company does not currently enter into instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk.

     An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (“GAP”) and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. However, it is management’s intent to achieve a proper balance so that incorrect rate forecasts should not have a significant impact on earnings.

     The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2000:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	1-3 years	3-5 years	Greater than 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities	$3,478	$9,904	$8,471	$5,807	$13,639	$40,321	$81,620
Loans	54,667	56,149	46,580	58,042	58,304	13,593	287,335
Federal funds sold	4,995	—	—	—	—	—	4,995
Due from banks	103	—	—	—	—	—	103

Total interest-earning assets	63,243	66,053	55,051	63,849	71,943	53,914	374,053

Interest-bearing liabilities:
NOW, money market and
savings deposits	101,509	—	—	—	—	—	101,509
Certificates of deposit and
other time deposits	17,774	60,941	99,164	21,455	2,148	—	201,482
Borrowed funds	25	5,129	4,157	620	355	9,117	19,403

Total interest-bearing
liabilities	119,308	66,070	103,321	22,075	2,503	9,117	322,394

Period GAP	$(56,065)	$(17)	$(48,270)	$41,774	$69,440	$44,797	$51,659
Cumulative GAP	$(56,065)	$(56,082)	$(104,352)	$(62,578)	$6,862	$51,659
Period GAP to total assets	(13.64)%	0.00%	(11.74)%	10.16%	16.89%	10.90%
Cumulative GAP to total assets	(13.64)%	(13.64)%	(25.38)%	(15.22)%	1.67%	12.57%
Cumulative interest-earning assets
to cumulative interest-bearing
liabilities	53.01%	69.75%	63.85%	79.86%	102.19%	116.02%

-40-

     The Company’s one-year cumulative GAP position at December 31, 2000, was negative $104.4 million or 11.74% of assets. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. The Company maintains a Rate Committee and the ALCO that reviews the Company’s interest rate risk position on a weekly or monthly basis, respectively.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders (the “2001 Proxy Statement”) is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

     The information under the caption “Executive Compensation and Other Matters” in the 2001 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2001 Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

     The information under the caption “Interests of Management and Others in Certain Transactions” in the 2001 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Consolidated Financial Statements and Schedules

     Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Financial Statements:

Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2000 and 1999
Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

Financial Statement Schedules

     All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

     Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of April 23, 1999 between First American Financial Corporation and Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-81881)).

2.2	First Amendment to the Agreement and Plan of Reorganization between First American Financial Corporation and Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-81881)).

2.3	Second Amendment to the Agreement and Plan of Reorganization between First American Financial Corporation and Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-81881)).

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-48959) (the “Registration Statement”)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

-42-

10	Amended and Restated Declaration of Trust – Guaranty (TX) Trust I – Dated as of March 23, 2000 (incorporated herein by reference to Exhibit 10 to the Company’s quarterly report Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000).

10.1	Guaranty Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

21	Subsidiaries of Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).

23.1*	Consent of Fisk & Robinson, P. C.

23.2*	Consent of Arnold, Walker, Arnold & Co., P.C.

27*	Financial Data Schedule

* Filed herewith

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2000. -43-

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Guaranty Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mount Pleasant and the State of Texas on March 9, 2001.

GUARANTY BANCSHARES, INC. By: /s/ ARTHUR B. SCHARLACH, JR. —————————————— Arthur B. Scharlach, Jr. President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report or amendment thereto has been signed by the following persons in the indicated capacities on March 9, 2001.

Signature	Positions

/s/ BILL G. JONES
——————————————
Bill G. Jones	Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ CLIFTON A. PAYNE
——————————————
Clifton A. Payne	Senior Vice President, Controller and Director (principal financial officer and principal accounting officer)

/s/ ARTHUR B. SCHARLACH, JR.
——————————————
Arthur B. Scharlach, Jr.	President and Director

/s/ JOHN A. CONROY
——————————————
John A. Conroy	Director

/s/ JONICE CRANE
——————————————
Jonice Crane	Director

/s/ C. A. HINTON, SR.
——————————————
C. A. Hinton, Sr.	Director

/s/ WELDON MILLER
——————————————
Weldon Miller	Director

/s/ D. R. ZACHRY, JR.
——————————————
D. R. Zachry, Jr.	Director

-44-

GUARANTY BANCSHARES, INC.

Consolidated Financial Statements December 31, 2000

Table of Content

F-1

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 1999 as listed in the index appearing under Item 14 of the Form 10-K Annual Report. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements for any period subsequent to December 31, 1999.

/s/ ARNOLD, WALKER, ARNOLD & CO., P.C.
ARNOLD, WALKER, ARNOLD & CO., P.C.
Mt. Pleasant, Texas
January 26, 2000

REPORT OF INDEPENDENT AUDITORS
——————————————————

The Board of Directors and Stockholders
Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of Guaranty Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended as listed in the Index appearing under Item 14 of the Form 10-K Annual Report. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Fisk & Robinson, P.C.
Fisk & Robinson, P.C.
Dallas, Texas
February 9, 2001

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS December 31, 2000 and 1999 (Dollars in thousands)

	2000	1999
Assets
Cash and due from banks	$10,109	$13,102
Interest bearing deposits in other banks	103	50

Total cash and cash equivalents	10,212	13,152
Federal funds sold	4,995	1,140
Securities available-for-sale	81,620	79,761
Loans, net of allowance for loan losses of $2,578 and $2,491	284,757	252,718
Premises and equipment, net	13,532	11,662
Other real estate	274	79
Accrued interest receivable	3,742	2,735
Other assets	11,899	9,191

	$411,031	$370,438

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$55,274	$56,404
Interest-bearing deposits	302,991	272,233

Total deposits	358,265	328,637
Federal Home Loan Bank advances	12,403	10,699
Long-term debt	7,000	—
Accrued interest and other liabilities	3,938	2,606
Total liabilities	$381,606	$341,942

Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized,
no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized,
3,250,016 shares issued	3,250	3,250
Additional capital	12,659	12,659
Retained earnings	15,274	13,535
Treasury stock, 205,983 and 17,600 shares at cost	(2,220)	(174)
Accumulated other comprehensive income	462	(774)

Total shareholders’ equity	29,425	28,496

	$411,031	$370,438

See accompanying notes to consolidated financial statements. F-4

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF EARNINGS Years Ended December 31, 2000, 1999 and 1998 (Dollars in thousands, except per share amounts)

	2000	1999	1998
Interest income
Loans, including fees	$23,218	$17,481	$14,544
Securities
Taxable	5,218	3,500	2,991
Nontaxable	371	126	64
Federal funds sold and interest-bearing deposits	210	461	769

Total interest income	29,017	21,568	18,368
Interest expense
Deposits	15,330	10,292	8,926
FHLB advances and federal funds purchased	812	214	25
Long-term debt	600	—	—

Total interest expense	16,742	10,506	8,951

Net interest income	12,275	11,062	9,417
Provision for loan losses	595	310	540

Net interest income after provision for loan losses	11,680	10,752	8,877

Noninterest income
Service charges	2,396	1,901	1,336
Net realized (loss) gain on securities transactions	(34)	11	81
Other operating income	1,361	1,462	1,409

Total noninterest income	3,723	3,374	2,826

Noninterest expense
Employee compensation and benefits	6,791	5,666	4,458
Occupancy expenses	1,758	1,405	1,206
Other operating expenses	3,591	3,188	2,824

Total noninterest expenses	12,140	10,259	8,488

Earnings before income taxes	3,263	3,867	3,215
Provision for income taxes
Current	423	977	541
Deferred (benefit)	332	(232)	—

Total provision for income taxes	755	745	541

Net Earnings	$2,508	$3,122	$2,674

Basic earnings per common share	$0.80	$1.03	$0.95

Diluted earnings per common share	$0.80	$1.03	$0.95

See accompanying notes to consolidated financial statements. F-5

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY Years Ended December 31, 2000, 1999, and 1998 (Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 1998	$827	$2,548	$5,396	$9,240	$242	$ —	$18,253

Comprehensive Income:
Net earnings	—	—	—	2,674	—	—	2,674
Change in net unrealized gain (loss) on
securities available for sale, net of
reclassification and tax effects	—	—	—	—	(19)	—	(19)

Total comprehensive income	—	—	—	—	—	—	2,655
Purchase of treasury stock	—	—	—	—	—	(2)	(2)
Sale of treasury stock	—	—	—	—	—	2	2
Redemption of preferred stock	(827)	—	—	—	—	—	(827)
Sale of common stock	—	350	4,098	—	—	—	4,448
Dividends:
Preferred - $0.225 per share	—	—	—	(37)	—	—	(37)
Common - $0.24 per share	—	—	—	(696)	—	—	(696)

Balance at December 31, 1998	—	2,898	9,494	11,181	223	—	23,796

Comprehensive Income:
Net earnings	—	—	—	3,122	—	—	3,122
Change in net unrealized gain (loss) on
securities available for sale, net of
reclassification and tax effects	—	—	—	—	(997)	—	(997)

Total comprehensive income	—	—	—	—	—	—	2,125
Purchase of treasury stock	—	—	—	—	—	(174)	(174)
Stock issued for acquisition	—	352	3,165	—	—	—	3,517
Dividends:
Common - $0.25 per share	—	—	—	(768)	—	—	(768)

Balance at December 31, 1999	—	3,250	12,659	13,535	(774)	(174)	28,496

Comprehensive Income:
Net earnings	—	—	—	2,508	—	—	2,508
Change in net unrealized gain (loss) on
securities available for sale, net of
reclassification and tax effects	—	—	—	—	1,236	—	1,236

Total comprehensive income	—	—	—	—	—	—	3,744
Purchase of treasury stock	—	—	—	—	—	(2,046)	(2,046)
Dividends:
Common - $0.25 per share	—	—	—	(769)	—	—	(769)

Balances at December 31, 2000	$ —	$3,250	$12,659	$15,274	$462	$(2,220)	$29,425

See accompanying notes to consolidated financial statements. F-6

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2000, 1999 and 1998 (Dollars in thousands)

	2000	1999	1998
Cash flows from operating activities
Net earnings	$2,508	$3,122	$2,674
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	854	672	564
Net securities (accretion) amortization	(42)	196	186
Net realized loss (gain) on securities transactions	34	(11)	(81)
Gain on sale of loans	—	—	(674)
Provision for loan losses	595	310	540
Write-down of other real estate and repossessed assets	—	13	25
Proceeds from sale of loans	—	—	1,967
Gain on sale of premises, equipment and other real estate	(59)	(90)	(63)
Net change in accrued interest receivable and other assets	(3,768)	843	(3,112)
Net change in accrued interest and other liabilities	695	(390)	(128)

Net cash provided by operating activities	817	4,665	1,898

Cash flows from investing activities
Securities available for sale:
Purchases	(16,416)	(34,914)	(17,709)
Proceeds from sales and principal repayments	16,491	17,197	16,186
Securities held to maturity:
Purchases	—	—	(688)
Proceeds from principal repayments	—	1,343	8,849
Purchases of premises and equipment	(2,745)	(4,219)	(1,237)
Proceeds from sale of premises, equipment and other real estate	152	538	751
Net increase in loans	(32,901)	(31,639)	(29,941)
Cash paid for acquisitions	—	(3,380)	—
Cash and cash equivalents from acquisitions	—	1,983	—
Net (increase) decrease in federal funds sold	(3,855)	15,985	(2,370)

Net cash provided (used) in investing activities	(39,274)	(37,106)	(26,159)

Cash flows from financing activities
Net change in deposits	29,628	28,095	19,364
Proceeds from borrowings	2,000	7,000	4,000
Repayment of borrowings	(296)	(281)	(20)
Proceeds from long-term debt borrowing	7,000	—	—
Purchase of treasury stock	(2,046)	(174)	(2)
Sale of treasury stock	—	—	2
Redemption of preferred stock	—	—	(827)
Sale of common stock	—	—	4,448
Cash dividends paid	(769)	(768)	(733)

Net cash provided by financing activities	35,517	33,872	26,232

Net change in cash and cash equivalents	(2,940)	1,431	1,971
Cash and cash equivalents at beginning of year	13,152	11,721	9,750

Cash and cash equivalents at end of year	$10,212	$13,152	$11,721

See accompanying notes to consolidated financial statements. F-7

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. The policies conform to generally accepted accounting principles and to general practices within the banking industry.

Principles of Consolidation

     The consolidated financial statements include the accounts of Guaranty Bancshares, Inc and its wholly-owned subsidiaries Guaranty (TX) Capital Trust I and Guaranty Financial Corp., Inc. which wholly owns Guaranty Bank (Bank) and one non-bank subsidiary, Guaranty Company. Guaranty Bank has two wholly-owned non-bank subsidiaries, Guaranty Leasing Company, and GB Com, Inc. All entities combined are collectively referred to as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

     The Company operates ten locations in Northeast Texas and one location in Fort Stockton, Texas. The Company’s main sources of income are derived from granting loans primarily in Northeast Texas and investing in securities issued by the U.S. Treasury, U.S. government agencies and states and political subdivisions. A variety of financial products and services are provided to individual and corporate customers. The primary deposit products are checking accounts, money market accounts, and certificates of deposit. The primary lending products are real estate, commercial, and consumer loans. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor contracts is dependent on the economy of the area.

Use of Estimates

     To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

Cash Equivalents and Supplemental Cash Flow Information

     Cash and cash equivalents include cash, due from banks and interest-bearing deposits with other banks under 90 days. Net cash flows are reported for loan and deposit transactions, and short-term borrowings with maturities of 90 days or less.

     In 2000, 1999 and 1998, cash paid for interest totaled $15,929, $10,365 and $8,926 and cash paid for income taxes totaled $250, $931 and $790. Significant noncash transactions included transfers from loans to other real estate and repossessed assets of $903, $328 and $167 in 2000, 1999 and 1998.

Securities

     Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Other securities including stock in the Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank are carried at cost.

     Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

     Loans are reported at the principal amount outstanding, net of charge-offs, unearned discounts, purchase discounts and an allowance for loan losses. Unearned discounts on installment loans are recognized using a method that approximates a level yield over the term of the loans. Interest on other loans is reported on the level-yield interest method and includes amortization of net deferred loan fees and costs over the loan term.

     Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due 90 days or more. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses

     The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the bank’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications.

     Management estimates the allowance balance required, in part, by review of the loan portfolio to evaluate potential problem loans. Potential problem loans are classified and separately monitored by management. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged off.

     Loan impairment is reported when full payment under the loan terms is not expected. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when analysis of a borrower’s operating results and financial condition indicates the borrower’s underlying cash flows are not adequate to meet debt service requirements and it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

     In addition to allocations made for specific classified loans, general reserve allocations are made after consideration of such factors as past loan loss experience, general prevailing economic conditions, the nature, composition and volume of the loan portfolio, and other qualitative factors based on management’s judgment.

     While portions of allowance may be allocated for specific credits, the entire allowance is available for any credit that, in management’s judgment, should be charged-off.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Leveraged Leases

     Leveraged lease investments are reported in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.” Under SFAS 13, investments in leveraged leases are recorded net of nonrecourse debt. The investments in leveraged leases less deferred taxes arising from differences between pretax accounting income and taxable income represents the lessor’s net investment in leveraged leases for purposes of computing periodic net income from the leases. Net investment in leveraged leases is adjusted annually by the difference in net cash flow and the amount of income recognized. If at any time during the lease term the projected net cash receipts over the term of the lease are less than the initial investment, a loss is recognized for the deficiency. Estimated residual values and other important assumptions affecting total net income from the leases are reviewed annually. The net investment balance is adjusted considering all values and assumptions.

     During the initial years of the leases, the Company receives benefits for income tax purposes of deductions for depreciation on the equipment and interest on the debt that in the aggregate exceed the rental income from the related equipment. During the later years, rental income will exceed related deductions. Provision has been made for deferred income taxes that arise from these differences. The Company deducts, for tax purposes, rent payments paid to lessors under a master lease. For leases originated during 1995 and earlier years, a prior sale of user lease receivables created a difference between tax and book basis that will not reverse.

Premises and Equipment

     Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Maintenance, repairs and minor improvements are charged to noninterest expense as incurred.

Foreclosed Assets

     Assets acquired through or instead of foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and include real estate owned and other repossessed assets.

Goodwill

     Net assets acquired in purchase transactions are recorded at their fair value at the date of acquisition. Goodwill, the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis, generally over a 20-year period.

Long-term Assets

     Premises and equipment, goodwill and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Income Taxes

     Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation

     Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of compensation cost of stock-based awards have been determined using the fair value method which considers the time value of the option considering the volatility of the Company’s stock and the risk-free interest rate over the expected life of the option using a Black-Scholes valuation model.

Fair Values of Financial Instruments

     Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

Loss Contingencies

     Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction

     Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Regulatory capital requirements are more fully disclosed in a separate note.

Restrictions on Cash

     The Company was required to have $368 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2000. Deposits with the Federal Reserve Bank do not earn interest.

Stock Split

     Effective March 24, 1998, the Company approved a seven for one common shares stock split. All prior earnings and dividends per share and weighted-average shares outstanding disclosures have been restated to reflect the stock split.

Earnings Per Common Share

     Earnings per common share is computed in accordance with SFAS No. 128, which requires dual presentation of basic and diluted earnings per share (“EPS”) for entities with complex capital structures. Basic EPS is based on net earnings divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of stock options granted using the treasury stock method.

     Earnings per common share is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the year. The earnings available to common shareholders and the weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2000, 1999 and 1998 (Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2000	1999	1998
Net earnings	$2,508	$3,122	$2,674
Dividends on preferred stock	—	—	(37)

Net earnings available to common shareholders
used in basic and diluted EPS	$2,508	$3,122	$2,637

Weighted-average shares outstanding – Basic	3,125,656	3,045,000	2,782,000
Effect of stock options	6,864	—	—

Weighted-average shares outstanding – Diluted	3,132,520	3,045,000	2,782,000

Comprehensive Income

     Comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income components and related taxes were as follows.

	2000	1999	1998
Unrealized gain (loss) on available for sale securities
arising during the period	$1,839	$(1,500)	$52
Reclassification adjustment for amounts realized on
securities sales included in net earnings	34	(11)	(81)

Net unrealized gain (loss)	1,873	(1,511)	(29)
Tax effect	(637)	514	10

Total other comprehensive income	$1,236	$(997)	$(19)

Industry Segments

     Internal financial information is primarily reported and aggregated solely in the line of business of banking.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, (“Statement 131”) “Disclosures about Segments of an Enterprise and Related Information.” Statement 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The Company did not identify any reportable operating segments based on the requirements of Statement 131.

     Beginning January 1, 2001, a new accounting standard, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This standard is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this standard to have a material effect on the Company’s financial statements.

Reclassifications

     Some items in prior financial statements have been reclassified to conform with the current presentation.

NOTE 2 - BUSINESS COMBINATIONS

     Information relating to business combinations accounted for as a purchase for the three-year period ended December 31, 2000 is summarized below. Under the purchase method of accounting, the results of operations of the acquired institution is included in the Company’s results of operations since the date of its acquisition.

			Common shares issued
(Dollars in millions, except share amounts)	Merger Date	Cash Paid	Shares	Dollars	Goodwill Created	Assets Acquired

First American
Financial Corporation
Sulphur Springs, Texas	September 1, 1999	$3.4	351,736	$3.4	$3.1	$63.7

The following unaudited information presents pro forma results of operations of the Company for the year ended December 31, 1998 and 1999 assuming the acquisition had taken place on January 1, 1998.

(Dollars in thousands, except per share data)	1999	1998

Net interest income	$11,971	$11,585
Net income	3,482	3,258

Earnings per share, basic	$1.06	$1.04
Earnings per share, diluted	1.06	1.04

F-13

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2000, 1999 and 1998 (Dollars in thousands)

NOTE 3 - SECURITIES

Year-end securities available for sale were as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2000:
U. S. government agency securities	$25,900	$370	$86	$26,184
Mortgage-backed securities	44,455	283	94	44,644
Equity securities	1,705	—	—	1,705
Obligations of state and political subdivisions	8,860	251	24	9,087

	$80,920	$904	$204	$81,620

December 31, 1999:
U. S. Treasury securities	$993	$ —	$6	$987
U. S. government agency securities	25,859	6	649	25,216
Mortgage-backed securities	49,061	90	529	48,622
Equity securities	1,420	—	—	1,420
Obligations of state and political subdivisions	3,602	13	99	3,516

	$80,935	$109	$1,283	$79,761

     Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and the Government National Mortgage Corporation (GNMA). Equity securities include stock holdings in Independent Bankers Financial Corporation and the Federal Home Loan Bank.

     The amortized cost and estimated fair value of securities at year-end 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Due within one year	$40	$40
Due after one year through five years	23,497	23,725
Due after five years through ten years	6,844	6,968
Due after ten years	4,379	4,538
Mortgage-backed securities	44,455	44,644
Equity securities	1,705	1,705

	$80,920	$81,620

F-14

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 3 - SECURITIES (Continued)

     Sales of securities available for sale were as follows:

	2000	1999	1998
Proceeds from the sale of securities	$5,314	$8,694	$3,041
Gross Gains	1	11	81
Gross Losses	35	—	—

     At year-end 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

     Securities with a market value of approximately $49,270 and $40,893 at December 31, 2000, and 1999, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     Year-end loans were as follows:

	2000	1999
Commercial	$66,616	$61,153
Agriculture	8,318	9,102
Real estate
Construction	7,316	7,926
1-4 family residential	102,614	83,777
Farmland	7,716	7,976
Non-residential and non-farmland .	61,224	52,303
Other	4,946	6,239
Consumer	28,749	27,262

Total gross loans	287,499	255,738
Less:
Unearned discounts	164	529
Allowance for loan losses	2,578	2,491

Total net loans	$284,757	$252,718

Loans to executive officers, directors, principal shareholders and their affiliates in 2000 were as follows:

Beginning balance	$10,713
New loans	11,390
Repayments
(9,604)

Ending balance	$12,499

F-15

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

     Changes in the allowance for loan losses were as follows:

	2000	1999	1998
Beginning balance	$2,491	$1,512	$1,129
Provision	595	310	540
Balance acquired with First American	—	846	—
Charge-offs	(678)	(333)	(276)
Recoveries	170	156	119

Ending balance	$2,578	$2,491	$1,512

     Impaired loans were as follows:

	2000	1999
Year-end loans with allowance allocated	$1,214	$ —
Year-end loans with no allowance allocated	—	443

Impaired Loans	1,214	443

Amount of the allowance allocated	$332	$ —

     No interest income was recognized on these impaired loans during 2000 and 1999.
     There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.
     The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2000	1999
	(Dollars in thousands)
Nonaccrual loans	$1,214	$443
Accruing loans past due 90 days or more	3,488	574
Other real estate	274	79

Total nonperforming assets	$4,976	$1,096

Nonperforming assets to total loans and
other real estate	1.73%	0.43%

NOTE 5 - PREMISES AND EQUIPMENT

     Year-end premises and equipment were as follows:

	2000	1999
Land	$2,369	$2,405
Building and improvements	11,973	10,133
Furniture, fixtures and equipment	3,752	3,195
Automobiles	228	291

	18,322	16,024
Less accumulated depreciation	4,790	4,362

	$13,532	$11,662

F-16

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 6 - INTEREST-BEARING DEPOSITS

     Year-end interest-bearing deposits were as follows:

	2000	1999
NOW accounts	$33,314	$30,748
Savings and money market accounts	68,195	60,255
Certificates of deposit less than $100,000	118,780	108,602
Certificates of deposit of $100,000 or more	82,702	72,628

	$302,991	$272,233

     At year-end 2000 the scheduled maturities of certificates of deposit were as follows:

Three months or less	$46,066
Three months through one year	131,813
One year through three years	21,455
Over three years	2,148

$201,482

Deposits of executive officers, directors and significant shareholders totaled $9,641 and $5,085 at December 31, 2000 and 1999. F-17

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

     Federal Home Loan Bank (FHLB) advances were as follows:

	Current Weighted Average Rate	2000	1999
Fixed-rate advances, with monthly interest payments, principle due in:

2000	5.77%	$ —	$ 7,000
2001	6.85%	9,000	—

		$ 9,000	$ 7,000

Fixed-rate advances, with monthly principal and
interest payments, principle due in:

2000	5.23%	$ —	$ 296
2001	5.23%	312	312
2002	5.23%	328	328
2003	5.23%	346	346
2004	5.23%	365	365
2005	5.23%	742	742
Thereafter	5.23%	1,310	1,310

		3,403	3,699

		$ 12,403	$ 10,699

     The maximum month-end balance of FHLB advances outstanding was $19,504 and $10,699 in 2000 and 1999. Average balances of borrowings outstanding during 2000 and 1999 were $12,147 and $4,056. As a member of the FHLB system, the Bank has the ability to obtain borrowings up to a maximum total of $79,400 subject to the level of qualified, pledgable 1-4 family residential real estate loans and FHLB stock owned. The advances are collateralized by a blanket pledge of the Bank’s residential mortgage loan portfolio and FHLB stock.

F-18

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands, except share amounts)

NOTE 8 - LONG TERM DEBT

     On March 23, 2000, the Company, in a private placement, issued 7,000 (seven thousand shares with a liquidation amount of one thousand dollars per security) of 10.875% Fixed Rate Capital Trust Pass-through Securities (“TruPS”) through a newly formed, wholly-owned subsidiary, Guaranty (TX) Capital Trust I (the “Trust”). The Trust invested the total proceeds from the sale of the TruPS in 10.875% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company. The net proceeds from the sale of the Debentures will be used to buy back shares of the Company’s stock, provide a $1.5 million additional capital contribution to Guaranty Bank and provide for additional working capital to support growth.

     With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. The terms of the Debentures are such that they qualify as Tier I capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies. Interest on the Debentures is payable semi-annually on March 8 and September 8 of each year, commencing September 8, 2000. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity on March 8, 2030.

     On any March 8 or September 8 on or after March 8, 2010 and prior to maturity, the Debentures are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption.

If Redeemed During 12 Months Beginning March 8,	Percentage of Principal Amount	If Redeemed During 12 Months Beginning March 31,	Percentage of Principal Amount
2010	105.438%	2016	102.175%
2011	104.894%	2017	101.631%
2012	104.350%	2018	101.088%
2013	103.806%	2019	100.544%
2014	103.263%	2020 and after	100.000%
2015	102.719%

Upon the occurrence of certain special events, the Company will have the right to call the securities at par at any time with the permission of the Federal Reserve. F-19

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands, except share amounts)

NOTE 9 - PREFERRED AND COMMON STOCK

     A summary of issued and outstanding shares of stock, adjusted for the effects of a seven for one common shares stock split on March 24, 1998, is as follows:

	Issued and Outstanding Preferred Stock	Common Stock Issued	Common Stock Outstanding	Treasury Stock
Balance at January 1, 1998	165,456	2,548,280	2,548,280	—
Purchase of treasury stock	—	—	—	(1,867)
Sale of common stock	—	350,000	350,000	—
Sale of treasury stock	—	—	—	1,867
Redemption of preferred stock	(165,456)	—	—	—

Balance at December 31, 1998	—	2,898,280	2,898,280	—
Purchase of treasury stock	—	—	—	(17,600)
Sale of common stock	—	351,736	351,736	—

Balance at December 31, 1999	—	3,250,016	3,250,016	(17,600)
Purchase of treasury stock	—	—	—	(188,383)
Sale of common stock	—	—	—	—

Balance at December 31, 2000	—	3,250,016	3,250,016	(205,983)

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

NOTE 10 - STOCK OPTIONS

     In 2000, the Company granted nonqualified stock options to certain executive officers of the Company and Guaranty Bank under the Company’s 1998 Stock Incentive Plan. The grants consist of eight-year options to purchase 89,500 shares at an exercise price of $9.30 per share, which was the market price of the Company’s stock on the date the options were granted. The options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter. At December 31, 2000, none of the options are exercisable and 910,500 options remain available for future grant under the plan.

     The weighted-average fair value per share of options granted during 2000 is $2.03. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Dividend yield of 2.59%; expected volatility of 7.67%; risk-free interest rate of 6.42%, and an expected life of 8.00 years.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands, except share amounts)

NOTE 10 - STOCK OPTIONS (Continued)

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” requires pro forma disclosures for companies not adopting its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net earnings and earnings per share for 2000 had the Standard’s fair value method been used to measure compensation cost for stock option plans. No compensation expense related to stock options is actually recognized.

2000
Net earnings:
As reported	$2,508
Pro forma	$2,491

Earnings per share:
As reported
Basic	$0.80
Diluted	$0.80
Pro forma
Basic	$0.80
Diluted	$0.80

     The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts. The pro forma effect may increase in the future if more options are granted.

NOTE 11 - EMPLOYEE BENEFITS

     The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees. The plan provides for a matching contribution of up to 4% of qualified compensation. Total contributions accrued or paid for 2000, 1999 and 1998 totaled $280, $294 and $271.

     The Company maintains a non-qualified, non-contributory “Supplemental Retirement Plan.” The plan covers an executive officer to provide benefits equal to amounts payable under the Company’s retirement plan and certain social security benefits to aggregate a predetermined percentage of the final five-year average salary. The plan is non-funded. Amounts accrued or paid for 2000, 1999 and 1998 totaled $15, $17 and $18.

     The Company established a non-qualified, non-contributory, “Salary Continuation Plan” in 1998. The plan covers an executive officer to provide benefits equal to an amount which represents 75% of projected compensation at retirement as adjusted for amounts payable under the Company’s retirement plan and certain social security benefits. This plan is non-funded. As of December 31, 2000 and 1999 $100 and $90 was accrued in other liabilities and charged to expense.

     During 1998 the Company established a non-qualified, non-contributory, “Executive Incentive Retirement Plan.” The plan covers a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. As of December 31, 2000 and 1999, $29 and $23 was accrued in other liabilities and charged to expense.

     The Company has a bonus plan that provides guidelines whereby key employees can earn bonus compensation based on the profitability of the Company. The bonus amounts are determined based on the Company’s achievement of certain percentages of return on equity targets. This plan is approved and adopted annually by the Board of Directors of the Company at the first board meeting of the year. The bonus pool under this plan for 2000, 1999 and 1998 was $266, $419 and $387.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 12 - INCOME TAXES

     The sources of year-end gross deferred income tax assets and liabilities were as follows:

	2000	1999
Deferred tax assets:
Allowance for loan losses	$ 616	$ 237
Deferred Compensation	152	—
Net Operating Loss Carry Forward	121	—
Unrealized loss on available-for-sale securities .	—	400
Securities basis	134	—
Difference in basis of other real estate	—	—
Other	22	70

	$ 1,045	$ 707

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	$ (238)	$ -
Depreciation	(993)	(686)
Leasing transactions	(526)	(197)
Deferred loan costs, net	(407)	(316)
Other	(40)	(70)

	$(2,204)	$(1,269)

A reconciliation of the Company’s effective income tax rate and the statutory federal income tax rate for each reported period is as follows:
	2000	1999	1998
Statutory federal income tax rate	34.00%	34.00%	34.00%
Effect of utilization of graduated tax rates	(0.30)	(0.30)	(0.37)
Tax exempt income	(4.58)	(1.94)	(1.86)
Recognition of benefit on leveraged leases	(13.82)	(10.95)	(11.99)
Other, net	7.84	(1.54)	(2.95)

Effective income tax rate	23.14%	19.27%	16.83%

     Guaranty Leasing Company is a substantial partner in various complex equipment leasing transactions primarily originated in 1992, 1994 and 1995 involving leveraged leases. During 1998, Guaranty Leasing was informed by the Internal Revenue Service (the Service) that certain losses taken by one of the Partnerships during 1994 through 1996 amounting to approximately $1.2 million would be disallowed. The Partnership plans to appeal the Service’s determination and to actively contest the Service’s position. However, if the Service is ultimately successful in redetermining the amount of the Partnership’s taxable loss, the Company’s tax liability would be adjusted. Such adjustment may have a material adverse effect on the Company’s consolidated financial statements.

     Also, there can be no assurance that the Service will not contest, and ultimately disallow similar types of deductions and losses taken during 1994 through 1996 (as discussed above), as well as other open tax years by the Partnerships in which Guaranty Leasing has ownership. If the Service were to be successful, the potential additional tax liability to the Company may have a material adverse effect on its consolidated financial statements.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 13 - NONINTEREST INCOME AND NONINTEREST EXPENSE

     Other noninterest operating income consisted of the following:

	Years Ended December 31,
	2000	1999	1998
Fee income	$663	$518	$434
Fiduciary income	109	63	46
Earnings from key-man life insurance	234	192	89
Gain on sale of loans	—	—	674
Gain (loss) on sale of assets	38	330	(23)
Other noninterest income	317	359	189

	$1,361	$1,462	$1,409

     Other noninterest operating expense consisted of the following:

	Years Ended December 31,
	2000	1999	1998
Office and computer supplies	$357	$309	$280
Legal and professional fees	558	499	392
Advertising	357	231	254
Postage	156	140	132
FDIC insurance	67	33	26
Other	2,096	1,976	1,740

	$3,591	$3,188	$2,824

F-23

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in the consolidated balance sheets. These transactions are referred to as “off-balance sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

     The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and the ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses.

     Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

     Outstanding commitments and letters of credit at December 31 are approximately as follows:

	Contract or Notional Amount
	2000	1999
Commitments to extend credit	$23,161	$23,864
Letters of credit	1,023	396

     The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

     Guaranty Leasing Company, a non-bank subsidiary of the Bank, is a partner in various equipment leasing transactions involving leveraged leases. The transactions were structured as “wrap leases” under which the partnerships are the lessees with respect to the owners of the equipment and are the sublessors under the sublease with the users.

     During 2000, the Company sold its remaining interest in the wrap leases.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 15 - REGULATORY MATTERS

     Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. Failure to meet minimum capital requirements can initiate regulatory action. Management believes, as of December 31, 2000 and 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The following table sets forth the consolidated and bank only actual capital levels in addition to the requirements under prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2000
Total capital to risk weighted assets:
Consolidated	$36,515	12.69%	$23,022	8.00%		N/A
Bank	33,575	11.84%	22,682	8.00%	$28,353	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	33,937	11.79%	11,511	4.00%		N/A
Bank	30,997	10.93%	11,341	4.00%	17,012	6.00%
Tier 1 capital to average assets
Consolidated	33,937	8.60%	15,780	4.00%		N/A
Bank	30,997	7.88%	15,732	4.00%	19,664	5.00%
As of December 31, 1999
Total capital to risk weighted assets:
Consolidated	$27,868	10.83%	$20,586	8.00%		N/A
Bank	26,620	10.36%	20,556	8.00%	$25,695	10.00%
Tier 1 capital to risk weighted assets):
Consolidated	25,377	9.86%	10,295	4.00%		N/A
Bank	24,129	9.39%	10,279	4.00%	15,418	6.00%
Tier 1 capital to average assets
Consolidated	25,377	8.21%	12,370	4.00%		N/A
Bank	24,129	7.84%	12,312	4.00%	15,388	5.00%

     As of December 31, 2000 and 1999, the Company and the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to December 31, 2000 that would change the Company’s or the Bank’s Capital category.

     The Bank is a state-charted banking association and therefore is subject to regulation, supervision and examination by the Texas Department of Banking. The Bank is also a member of the Federal Deposit Insurance Corporation (“FDIC”). Because the Federal Reserve Bank (“FRB”) regulates the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured bank, such as the Bank, the FDIC may begin proceedings to terminate a bank’s federal deposit insurance.

     Dividends paid by the Company are mainly provided by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of its bank subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. These guidelines do not currently restrict the Bank from paying normal dividends to the Company.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair value approximates carrying value for financial instruments except those described below:

Securities: Fair values for securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

Loans: The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

Deposits: The fair value of deposit liabilities with defined maturities and long-term debt is estimated by discounting future cash flows using the interest rates currently offered for deposits or similar borrowings of similar remaining maturities.

Off-Balance-Sheet Instruments: The fair values of these items are not material and are therefore not included on the following schedule.

     The estimated year-end fair values of financial instruments are detailed in the following table. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	2000		1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$ 10,212	$ 10,212	$ 13,152	$ 13,152
Federal funds sold	4,995	4,995	1,140	1,140
Securities available for sale	81,620	81,620	79,761	79,761
Loans, net	284,757	290,182	252,718	249,783
Accrued interest receivable	3,742	3,742	2,735	2,735
Cash surrender value of life insurance	4,946	4,946	4,695	4,695
Financial liabilities:
Deposits	$358,265	$358,916	$328,637	$328,911
FHLB advances	12,403	12,403	10,699	10,699
Long-term debt	7,000	7,000	—	—
Accrued interest payable	1,752	1,752	1,148	1,148

     While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2000 and 1999, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2000 and 1999 should not necessarily be considered to apply at subsequent dates.

     In addition, other assets, such as property and equipment, and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earning power of core deposit accounts, the trained work force, customer goodwill and similar items.

F-26

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of the Company is as follows:

Condensed Balance Sheets

December 31, 2000 and 1999

	2000	1999
Assets
Cash and cash equivalents	$ 2,157	$ 396
Investment in subsidiaries	33,489	27,253
Cash surrender value of life insurance	790	744
Premises and equipment, net	11	20
Other assets	474	132

	$36,921	$28,545

Liabilities and Shareholders’ Equity
Other liabilities	$ 496	$ 49
Long-term debt	7,000	—
Shareholders’ equity	29,425	28,496

	$36,921	$28,545

Condensed Statements of Earnings Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Operating income
Dividends from subsidiaries	$ —	$1,700	$1,250
Interest on interest-bearing deposits	4	—	—

	4	1,700	1,250
Costs and expenses
General and administrative	994	486	405
Provision for income taxes
Current	—	—	—
Deferred	—	—	—

Earnings before equity in undistributed earnings of subsidiaries	(990)	1,214	845
Equity in undistributed earnings of subsidiaries	3,498	1,908	1,829

Net earnings	$ 2,508	$3,122	$2,674

F-27

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands)

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows

Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities
Net earnings	$ 2,508	$ 3,122	$ 2,674
Adjustments to reconcile net earnings to net cash used in
operating activities:
Equity in undistributed earnings of subsidiaries	(3,498)	(1,908)	(1,829)
Depreciation and amortization	9	10	13
Net change in other assets	(387)	32	(276)
Net change in other liabilities	447	4	(78)

Net cash provided by operating activities	(921)	1,260	504

Cash flows from investing activities
Purchase of subsidiary stock	(1,502)	—	(3,500)
Purchases of premises and equipment	—	21	—

Net cash (used in) provided by investing activities	(1,502)	21	(3,500)

Cash flows from financing activities
Purchase of treasury stock	(2,046)	(174)	(2)
Sale of treasury stock	—	—	2
Proceeds from issuance of trust preferred securities	7,000	—	—
Redemption of preferred stock	—	—	(827)
Sale of common stock	—	—	4,448
Cash dividends paid	(770)	(768)	(733)

Net cash provided (used in) by financing activities	4,184	(942)	2,888

Net change in cash and cash equivalents	1,761	339	(108)
Cash and cash equivalents at beginning of year	396	57	165

Cash and cash equivalents at end of year	$ 2,157	$ 396	$ 57

F-28

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Dollars in thousands, except per share amounts)

NOTE 18 - QUARTERLY FINANCIAL DATA — UNAUDITED

     Condensed quarterly results of operations for the years ended December 31, 2000 and 1999 were as follows:

Year ended December 31, 2000

	Dec. 31	Sept. 30	June 30	March 31
Interest income	$7,826	$7,404	$7,112	$6,675
Interest expense	4,691	4,498	3,980	3,573

Net interest income	3,135	2,906	3,132	3,102
Provision for loan losses	150	130	185	130

Net interest income after provision for loan losses	2,985	2,776	2,947	2,972
Noninterest income	985	993	868	877
Noninterest expense	3,064	3,033	2,924	3,119

Earnings before taxes	906	736	891	730
Provision for income tax expense	172	195	203	185

Net earnings	$ 734	$ 541	$ 688	$ 545

Earnings per common share:
Basic	$ 0.23	$ 0.18	$ 0.22	$ 0.17
Diluted	$ 0.23	$ 0.18	$ 0.22	$ 0.17

Year ended December 31, 1999

	Dec.31	Sept. 30	June 30	March 31
Interest income	$6,485	$5,526	$4,794	$4,763
Interest expense	3,222	2,666	2,345	2,273

Net interest income	3,263	2,860	2,449	2,490
Provision for loan losses	40	95	70	105

Net interest income after provision for loan losses	3,223	2,765	2,379	2,385
Noninterest income	1,317	740	655	662
Noninterest expense	3,128	2,607	2,297	2,227

Earnings before taxes	1,412	898	737	820
Provision for income tax expense	210	190	180	165

Net earnings	$1,202	$ 708	$ 557	$ 655

Earnings per common share:
Basic	$ 0.37	$ 0.23	$ 0.20	$ 0.23
Diluted	$ 0.37	$ 0.23	$ 0.20	$ 0.23