Form 10-Q
period 2001-03-31
GUARANTY BANCSHARES INC /TX/
filed 2001-05-14
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________

COMMISSION FILE NUMBER: 000-24235

GUARANTY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	75-16516431 (I.R.S. Employer Identification No.)

100 W. ARKANSAS
MT. PLEASANT, TEXAS 75455
(Address of principal executive offices, including zip code)

903-572-9881
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [   ] No

As of May 14, 2001, there were 3,025,332 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC.

INDEX TO FORM 10-Q

2

Part I - Financial Information

Item 1. Financial Statements

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Cash and due from banks	$ 10,707	$ 10,109
Interest bearing deposits in other banks	74	103

Total cash and cash equivalents	10,781	10,212
Federal funds sold	29,035	4,995
Securities available-for-sale	62,423	81,620
Loans, net of allowance for loan losses of $2,799 and $2,578	289,946	284,757
Premises and equipment, net	13,476	13,532
Accrued interest receivable	3,127	3,742
Other assets	12,480	12,173

Total assets	$ 421,268	$ 411,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$ 54,186	$ 55,274
Interest-bearing	318,282	302,991

Total deposits	372,468	358,265
FHLB advances	7,327	12,403
Long-term debt	7,000	7,000
Other liabilities	4,016	3,938

Total liabilities	390,811	381,606

Shareholders’ equity:
Preferred stock, $5.00 par value, 15,000,000 shares authorized,
no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized,
3,250,016 issued	3,250	3,250
Additional capital	12,659	12,659
Retained earnings	16,012	15,274
Treasury stock, 221,284 and 205,983 shares at cost	(2,385)	(2,220)
Accumulated other comprehensive income	921	462

Total shareholders’ equity	30,457	29,425

Total liabilities and shareholders’ equity	$ 421,268	$ 411,031

See accompanying Notes to Consolidated Financial Statements. 3

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Interest income:
Loans	$6,210	$ 5,317
Securities	1,137	1,314
Federal funds sold and other temporary investments	269	44

Total interest income	7,616	6,675
Interest expense:
Deposits	4,137	3,434
FHLB advances and other borrowed funds	363	139

Total interest expense	4,500	3,573

Net interest income	3,116	3,102
Provision for loan losses	155	130

Net interest income after provision for loan losses	2,961	2,972
Noninterest income:
Service charges	618	542
Other operating income	374	369
Realized gain (loss) on available-for-sale securities	266	(34)

Total noninterest income	1,258	877

Noninterest expense:
Employee compensation and benefits	1,920	1,770
Occupancy expenses	464	417
Other operating expenses	881	932

Total noninterest expenses	3,265	3,119

Earnings before income taxes	954	730
Provision for income taxes	216	185

Net earnings	$ 738	$ 545

Basic earnings per common share	$ 0.24	$ 0.17

Diluted earnings per common share	$ 0.24	$ 0.17

See accompanying Notes to Consolidated Financial Statements. 4

GUARANTY BANCHSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Balance at beginning of period	$ 29,425	$ 28,496
Net income	738	545
Cash dividends declared on common stock	—	—
Purchases of treasury stock	(165)	—
Change in unrealized gain (loss) on
securities available for sale, net of tax	459	(314)

Balance at end of period	$ 30,457	$ 28,727

See accompanying Notes to Consolidated Financial Statements. 5

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Net cash provided by operating activities	$ 590	$ 171

Cash flows from investing activities:
Securities available for sale:
Purchases	(26)	(9,727)
Sales	11,236	5,314
Maturities, calls, and principal repayments	9,003	2,387
Net increase in loans	(5,072)	(4,283)
Purchases of premises and equipment	(185)	(1,563)
Proceeds from sale of premises, equipment and other real estate	101	56
Net increase in federal funds sold	(24,040)	(8,015)

Net cash used by investing activities	(8,983)	(15,831)

Cash flows from financing activities:
Net change in deposits	14,203	10,128
Net change in short-term FHLB advances	(5,000)	(2,000)
Repayment of long-term FHLB advances	(76)	(72)
Proceeds from issuance of trust preferred securities	—	7,000
Purchase of treasury stock	(165)	—

Net cash provided from financing activities	8,962	15,056

Net increase in cash and cash equivalents	569	(604)
Cash and cash equivalents at beginning of period	10,212	13,152

Cash and cash equivalents at end of period	$ 10,781	$ 12,548

Supplemental disclosures:
Cash paid for income taxes	$ —	$ 170
Cash paid for interest	4,512	3,504

Significant non-cash transactions:
Transfers from loans to real estate owned	$ 321	$ 132

See accompanying Notes to Consolidated Financial Statements. 6

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Net earnings	$ 738	$ 545
Other comprehensive income:
Unrealized gain (loss) on available for sale securities
arising during the period	962	(509)
Reclassification adjustment for amounts realized on
securities sales included in net earnings	(266)	34

Net unrealized gain (loss)	696	(475)
Tax effect	(237)	161

Total other comprehensive income	459	(314)

Comprehensive income	$ 1,197	$ 231

See accompanying Notes to Consolidated Financial Statements 7

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries Guaranty (TX) Capital Trust I and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bank, and one non-bank subsidiary, Guaranty Company. Guaranty Bank has two wholly owned non-bank subsidiaries, Guaranty Leasing Company and GB Com, Inc. and one 51% owned non-bank subsidiary, Guaranty Technology, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2001. The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     In preparation of the accompanying unaudited consolidated financial statements, management is required to make estimates and assumptions, which are based on information available at the time such estimates and assumptions are made. These estimates and assumptions affect the amounts reported in the accompanying unaudited consolidated financial statements. Accordingly, future results may differ if the actual amounts and events are not the same as the estimates and assumptions of management. The collectability of loans, fair value of financial instruments and status of contingencies are particularly subject to change.

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

The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Weighted average common shares used in basic EPS	3,039,211	3,232,416
Potential dilutive common shares	7,734	—

Weighted average common and potential dilutive
common shares used in dilutive EPS	3,046,945	3,232,416

NOTE 3. STOCK OPTIONS

     In 2000, the Company granted nonqualified stock options to certain executive officers of the Company and Guaranty Bank under the Company’s 1998 Stock Incentive Plan. The grants consisted of eight-year options to purchase 89,500 shares at an exercise price of $9.30 per share, which was the market price of the Company’s stock on the date the options were granted. The options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter. At March 31, 2001, none of the options are exercisable and 910,500 options remain available for future grant under the 1998 Stock Incentive Plan.

     The weighted-average fair value per share of options granted during 2000 was $2.03. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Dividend yield of 2.59%; expected volatility of 7.67%; risk-free interest rate of 6.42%, and an expected life of 8.00 years.

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” requires pro forma disclosures for companies not adopting its fair value accounting method for stock-based employee compensation. No compensation expense related to stock options is actually recognized. Accordingly, the following pro forma information presents net income and earnings per share for the three months ended March 31, 2001 and 2000 had the SFAS No. 123 fair value method been used to measure compensation cost for stock option plans (dollars in thousands, except per share amounts):

Three Months Ended March 31,
	2001	2000
(Unaudited)
Net earnings:
As reported	$ 738	$ 545

Pro forma	$ 732	$ 545

Earnings per share:
As reported
Basic	$ 0.24	$ 0.17

Diluted	$ 0.24	$ 0.17

Pro forma
Basic	$ 0.24	$ 0.17

Diluted	$ 0.24	$ 0.17

9

     The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts. The pro forma effect may increase in the future if more options are granted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Quarterly Report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe Harbor” created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data process system failures or fraud; asset/liability, matching risks and liquidity risks; and changes in the securities markets.

     The following discussion addresses information pertaining to the financial condition and results of operations of Guaranty Bancshares, Inc. and subsidiaries that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements, as well as with the other information presented throughout the report. In additional to historical information, this discussion and other sections contained in the Quarterly Report include certain forward-looking statements regarding events and trends, which may affect the company’s future results. Such statements are subject to risk and uncertainties that could cause the Company’s actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis and the factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

GENERAL OVERVIEW

     Guaranty Bancshares, Inc. (the “Company”) is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bank (the “Bank”). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through ten banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Commerce, Deport, Paris, Pittsburg, Sulphur Springs, Talco and Texarkana. The Company also maintains a loan production office in Fort Stockton, Texas to facilitate the process of securing loans in that market.

FINANCIAL OVERVIEW

     Net earnings available to common shareholders for the three months ended March 31, 2001 were $738,000 or $0.24 per share compared with $545,000 or $0.17 per share for the three months ended March 31, 2000, an increase of $193,000 or 35.4%. The increase is due primarily to a gain on sale of mortgage-backed securities during the first quarter 2001, net of tax, of $212,000, and a loss on sale of mortgage-backed securities during the first quarter 2000, net of tax, of $41,000. Net interest income increased $14,000 or 0.4% and noninterest income, other than the sales of securities, increased $81,000 or 8.9%. This increase is due in part to additional income generated from a growth in service charges. Noninterest expense increased by $146,000 or 4.7% primarily due to increases in employee compensation and benefits due to increased staff to handle larger customer activity. There was no significant change in non-staff expenses for the two comparative periods.

     Gross loans increased to $292.7 million at March 31, 2001, from $287.3 million at December 31, 2000, an increase of $5.4 million or 1.9%. Total assets increased to $421.3 million at March 31, 2001, compared with $411.0 million at December 31, 2000. The increase of $10.3 million in total assets is primarily in net loans and Federal Funds sold which increased $5.2 million, and $24.0 million, respectively. These increases result from an increase in deposits of $14.2 million, a decrease of $5.1 million in FHLB advances, and a decrease in securities available for sale of $19.2 million. Total deposits increased to $372.5 million at March 31, 2001 compared to $358.3 million at December 31, 2000, an increase of $14.2 million or 4.0%. Total FHLB advances decreased from $12.4 million to $7.3 million and the securities decreased from $81.6 million to $62.4 million or 23.5%. The securities decrease resulted primarily from the sale of securities of $11.2 million, securities that were called, and ordinary pay downs of mortgage-backed securities during the quarter ending March 31, 2001.

     Total shareholders’ equity was $30.5 million at March 31, 2001, representing an increase of $1.0 million or 3.5% from December 31, 2000. This increase is due to the earnings for the period of $738,000 and an increase in accumulated other comprehensive income of $459,000, offset by the purchase of 15,301 shares of treasury stock at a cost of $165,000.

RESULTS OF OPERATIONS

Interest Income

     Interest income for the three months ended March 31, 2001 was $7.6 million, an increase of $941,000 or 14.1% compared with the three months ended March 31, 2000. The increase in interest income is due primarily to higher interest income on loans and federal funds sold. Average loans were $289.4 million for the three months ended March 31, 2001, compared with $257.9 million for the three months ended March 31, 2000, an increase of $31.5 million or 12.2%. Average securities were $67.0 million for the three months ended March 31, 2001, compared with $80.8 million for the three months ended March 31, 2000, a decrease of $13.8 million or 17.1%. Average federal funds sold were $19.9 million for the three months ended March 31, 2001, compared with $3.2 million for the three months ended March 31, 2000, an increase of $16.8 million or 527.7%. Growth in the average volume of interest-earning assets is primarily due to the internal growth in deposits for the period. The increases in interest income are also due to an increase in the average yield earned on interest-earning assets during the three-month period ended March 31, 2001.

Interest Expense

     Interest expense on deposits and other interest-bearing liabilities was $4.5 million for the three months ended March 31, 2001, compared with $3.6 million for the three months ended March 31, 2000, an increase of $927,000 or 25.9%. The increase in interest expense is due primarily to a 13.4% increase in average interest-bearing liabilities to $331.2 million for the three months ended March 31, 2001, from $292.1 million for the three months ended March 31, 2000. The increase is also due to a rise in average interest rate paid on interest-bearing liabilities from 4.92% for the three months ended March 31, 2000 to 5.51% for the three months ended March 31, 2001.

Net Interest Income

     Net interest income increased by $14,000 or 0.4%. The increase in net interest income resulted primarily from growth in average interest-earning assets to $373.7 million for the three months ended March 31, 2001, from $339.4 million for the three months ended March 31, 2000, an increase of $34.3 million or 10.1%, offset by an increase in total interest-bearing liabilities to $331.2 million for the three months ended March 31, 2001, from $292.1 million for the three months ended March 31, 2000, an increase of $39.1 million or 13.4%. The net interest margin decreased from 3.65% to 3.36% for the three months ended March 31, 2001 compared to the same three-month period ended March 31, 2000. These decreases can be attributed to the fact that the percentage growth in average interest-bearing liabilities exceeded the percentage growth in average interest-earning assets causing the ratio of average interest-earning assets to average interest-bearing liabilities to decrease. Additionally, the average rate paid on interest-bearing liabilities increased at a slower rate than the average rate earned on interest-earning assets due to Guaranty Bank’s negative gap position and the falling interest rate environment.

     The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2001 and 2000, respectively. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The net interest spread is the difference between the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities. The net interest margin is net interest income as a percentage of average interest-earning assets.

	Three Months Ended March 31,
	2001			2000
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Loans	$ 289,398	$6,210	8.70%	$ 257,930	$5,317	8.29%
Securities	66,950	1,137	6.89%	80,765	1,314	6.54%
Federal funds sold	19,943	269	5.47%	3,177	44	5.61%
Interest-bearing deposits in
other financial institutions	25	—	3.90%	—	—	—

Total interest-earning assets	376,316	7,616	8.21%	341,872	6,675	7.85%

Less allowance for loan losses	(2,653)			(2,479)

Total interest-earning
assets, net of allowance	373,663			339,393
Non-earning assets:
Cash and due from banks	11,879			12,967
Premises and equipment	13,559			12,298
Interest receivable and
other assets	17,867			12,015
Other real estate owned	337			150

Total assets	$ 417,305			$ 376,823

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money
market accounts	$ 103,548	$896	3.51%	$ 93,399	$929	4.00%
Time deposits	209,688	3,241	6.27%	188,150	2,505	5.36%

Total interest-bearing
deposits	313,236	4,137	5.36%	281,549	3,434	4.91%
FHLB advances and federal funds purchased	10,974	173	6.39%	9,877	120	4.89%
Long-term debt	7,000	190	11.01%	692	19	10.87%

Total interest-bearing
liabilities	331,210	$4,500	5.51%	292,118	$3,573	4.92%

Noninterest-bearing liabilities:
Demand deposits	51,987			54,162
Accrued interest, taxes and
other liabilities	3,876			2,190

Total liabilities	387,073			348,470
Shareholders’ equity	30,232			28,353

Total liabilities and
shareholders’ equity	$ 417,305			$ 376,823

Net interest income		$3,116			$3,102

Net interest spread			2.70%			2.93%

Net interest margin			3.36%			3.65%

13

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

	Three Months Ended March 31,
	2001 vs. 2000
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Unaudited)
Interest-earning assets:
Loans	$ 599	$ 294	$ 893
Securities	(234)	57	(177)
Federal funds sold	232	(7)	225
Interest-bearing deposits in other
financial institutions	—	—	—

Total increase in interest income	597	344	941

Interest-bearing liabilities:
NOW, savings, and money market
accounts	92	(125)	(33)
Time deposits	264	472	736
Other borrowed funds	12	41	53
Trust preferred	169	2	171

Total increase in interest expense	537	390	927

Increase (decrease) in net interest income	$ 60	$(46)	$ 14

Provision for Loan Losses

     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of the Company’s loan portfolio by Independent Bank Services, L.C. and the annual examination of the Company’s financial statements by its independent auditors. The provision for loan losses for the three months ended March 31, 2001, is $155,000 compared with $130,000 for the three months ended March 31, 2000, an increase of $25,000 or 19.2%. The increase is due to the increase in average loans of 12.2% over the comparable three-month period. Management believes increasing the allowance for loan losses is prudent as total loans, particularly higher-risk commercial, construction, and consumer loans, increase.

Noninterest Income

The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

	Three months ended March 31,
	2001	2000
	(Unaudited)

Service charges on deposit accounts	$ 618	$ 542
Fee income	179	192
Fiduciary income	33	25
Other noninterest income	162	152
Realized gain (loss) on securities	266	(34)

Total noninterest income	$1,258	$ 877

     The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Noninterest income for the three-month period ended March 31, 2001 increased $381,000, or 43.4% over the same period ended March 31, 2000. The increase in noninterest income for the three-month period ending March 31, 2001 is primarily due to the gain on sale of securities and an increase in service charges on deposit accounts created by an increase in the number of deposit accounts. In the three months ended March 31, 2001, the Company realized a gain on sale of mortgage-backed securities of $266,000 from the sale of $11.2 million of securities compared to a loss on the sale of mortgage-backed securities of $34,000 during the three months ended March 31, 2000. Other noninterest income increased $10,000 or 6.6% during the same period due primarily to additional earnings generated from the key man life insurance policies that the Company owns.

Noninterest Expenses

     The following table presents, for the periods indicated, the major categories of noninterest expenses (dollars in thousands):

	Three months ended March 31,
	2001	2000
	(Unaudited)

Employee compensation and benefits	$1,920	$1,770

Non-staff expenses:
Net bank premises expense	464	417
Office and computer supplies	82	102
Legal and professional fees	70	71
Advertising	72	69
Postage	43	39
FDIC insurance	17	16
Other	597	635

Total non-staff expenses	1,345	1,349

Total noninterest expenses	$3,265	$3,119

15

     Employee compensation and benefits expense increased $150,000, or 8.5% for the three-month period ending March 31, 2001 compared to the same period in 2000. The increase for the three-month period ending March 31, 2001 is due primarily to normal salary increases and additional staff placement in the Texarkana, Mt. Pleasant, and Paris locations to handle customer growth, and the new loan production office opened in September 2000 in Fort Stockton, Texas. The number of full-time equivalent employees is 191 at March 31, 2001, compared with 189 at March 31, 2000, an increase of 1.1%.

     Non-staff expenses decreased $4,000 or 0.3%, for the three-month period ending March 31, 2001, compared with the same period in 2000. Net bank premises expense increased $47,000, or 11.3%, over the comparable period due to construction and remodeling projects completed in 2000. Other non-staff expenses decreased $38,000 for the three-month period ending March 31, 2001, compared to the same period in 2000.

Income Taxes

     Income tax expense increased $31,000 to $216,000 for the three months ended March 31, 2001 from $185,000 for the same period in 2000. The increase is a result of increased earnings before income tax and fewer tax deductions available from the Company’s leveraged leasing activities. The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

Loan Portfolio

     Gross loans are $292.7 million at March 31, 2001, an increase of $5.4 million or 1.9% from $287.3 million at December 31, 2000. Loan growth occurred primarily in 1– 4 family residential loans and multi-family residential loans due to continued good loan demand in the various markets that the Company serves. Loans comprised 76.9% of total average interest-earning assets at March 31, 2001 compared with 75.4% at March 31, 2000.

     The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2001 and December 31, 2000 (dollars in thousands):

	March 31, 2001		December 31, 2000
	Amount	Percent	Amount	Percent
	(Unaudited)

Commercial and industrial	$ 66,184	22.61%	$ 66,616	23.18%
Agriculture	9,206	3.14	8,318	2.89
Real estate:
Construction and land development	7,088	2.42	7,316	2.55
1-4 family residential	106,881	36.51	102,614	35.71
Farmland	8,322	2.84	7,716	2.69
Non-residential and non-farmland	59,296	20.26	61,224	21.31
Multi-family residential	6,598	2.25	4,946	1.72
Consumer	29,170	9.97	28,585	9.95

Total loans	$292,745	100.00%	$287,335	100.00%

16

Allowance for Loan Losses

     In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio. Management determines the adequacy of the allowance through its evaluation of the loan portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. Loan recoveries, net of charge-offs, during the three-month period ending March 31, 2001 increased $138,000 or 191.7% over the same period ending March 31, 2000. This increase is due primarily to the Company’s collection efforts in pursuing loans previously charged off. At March 31, 2001 and March 31, 2000, the allowance for loan losses totaled $2.8 million or 0.96% of gross loans and $2.5 million or 0.98% of gross loans respectively. The allowance for loan losses as a percentage of nonperforming loans was 55.9% at March 31, 2001.

     Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended March 31, 2001	Three months ended March 31, 2000
	(Unaudited)

Average loans outstanding	$ 289,398	$ 257,930

Gross loans outstanding at end of period	$ 292,745	$ 259,108

Allowance for loan losses at beginning of period	$ 2,578	$ 2,491
Provision for loan losses	155	130
Charge-offs:
Commercial and industrial	(10)	(82)
Real estate	(26)	(21)
Consumer	(44)	(25)
Recoveries:
Commercial and industrial	14	22
Real estate	116	8
Consumer	16	26

Net loan recoveries (charge-offs)	66	(72)

Allowance for loan losses at end of period	$ 2,799	$ 2,549

Ratio of allowance to end of period loans	0.96%	0.98%
Ratio of net charge-offs to average loans	(0.02%)	0.03%
Ratio of allowance to end of period nonperforming loans	55.90%	140.29%

17

NONPERFORMING ASSETS

     Nonperforming assets were $5.5 million at March 31, 2001 compared with $5.0 million at December 31, 2000. Nonaccrual loans increased $1.8 million from $1.2 million at December 31, 2000 to $3.0 million at March 31, 2001. This increase is due primarily to two large commercial lines added to non-accrual status totaling $1.7 million. These lines are currently in a liquidation mode. They have collateral values, which exceed the total debt, and no loss is anticipated. Accruing loans 90 or more days past due decreased $1.5 million, from $3.5 million at December 31, 2000 to $2.0 million at March 31, 2001. This decrease is due primarily to collection efforts of previously past due credits. Other real estate increased $227,000 during the same period. This increase is primarily the result of loans that are foreclosed during the period totaling $321,000, net of sales of properties with a carrying value of $94,000. Management anticipates minimal losses on the total of these new nonperforming assets.

     The ratio of nonperforming assets to total loans and other real estate was 1.88% and 1.73% at March 31, 2001, and December 31, 2000, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	March 31, 2001	December 31, 2000
	(Unaudited)

Nonaccrual loans	$3,027	$1,214
Accruing loans 90 or more days past due	1,980	3,488

Total nonperforming loans	5,007	4,702
Other real estate	501	274

Total nonperforming assets	$5,508	$4,976

SECURITIES

     Securities totaled $62.4 million at March 31, 2001, a decrease of $19.2 million from $81.6 million at December 31, 2000. At March 31, 2001, securities represented 14.8% of total assets compared with 19.9% of total assets at December 31, 2000. The yield on average securities for the three-months ended March 31, 2001, is 6.89% compared with 6.54% for the same period in 2000. At March 31, 2001, securities included $8.5 million in U.S. Government securities, $25.3 million in mortgage-backed securities, $17.7 million in collateralized mortgage obligations, $1.7 million in equity securities, and $9.2 million in municipal securities. The average life of the securities portfolio at March 31, 2001, is approximately 3.7 years, however, all of the Company’s securities are classified as available-for-sale.

PREMISES AND EQUIPMENT

     Premises and equipment reflected a decrease of $56,000 or 0.4% during the three months ended March 31, 2001. This decrease is primarily due to depreciation for the period of $241,000 offset by the capitalization of furniture and equipment of $185,000.

OTHER ASSETS

     The Company’s investment in Guaranty Leasing Company, a wholly owned non-bank subsidiary of Guaranty Bank increased from $2.9 million at December 31, 2000 to $3.0 million at March 31, 2001. This increase is the result of income recorded during the three-month period from its ownership in the Aircraft Finance Trust.

DEPOSITS

     At March 31, 2001, demand, money market and savings deposits account for approximately 42.6% of total deposits, while certificates of deposit make up 57.4% of total deposits. Total deposits increased $14.2 million or 4.0% from December 31, 2000 to March 31, 2001. This increase comes primarily from an increase in certificates of deposits of $12.2 million or 6.0% due to the offering of competitive yields on these deposits, and an increase in money market accounts of $2.8 million or 4.8% due to an attractive yield on the Company’s Premier Money Market account. Noninterest-bearing demand deposits totaled $54.2 million or 14.5% of total deposits at March 31, 2001, compared with $55.3 million or 15.4% of total deposits at December 31, 2000. The average cost of deposits, including noninterest-bearing demand deposits, is 5.36% for the three months ended March 31, 2001 compared with 4.91% for the same period in 2000.

LIQUIDITY

     The Company’s asset/liability management policy is intended to maintain adequate liquidity for the Company. Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on a continuing basis. The Company’s liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not continually rely on these external-funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, has historically created an adequate liquidity position.

     The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first three months of 2001 are the net increase in federal funds sold of $24.0 million, securities sales of $11.2 million, securities, maturities, calls, and principal repayments of $9.0 million, the net increase in deposits of $14.2 million, and the net decrease in short-term debt of $5.0 million.

CAPITAL RESOURCES

     Total shareholders’ equity as of March 31, 2001, is $30.5 million, an increase of $1.0 million or 3.5% compared with shareholders’ equity of $29.4 million at December 31, 2000. This increase is due to earnings for the period of $738,000, and an increase in accumulated other comprehensive income of $459,000, offset by the purchase of 15,301 shares of treasury stock at a cost of $165,000.

     Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to Guaranty Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of March 31, 2001, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios are 11.99%, 12.95%, and 8.39%, respectively. As of March 31, 2001, Guaranty Bank’s risk-based capital ratios remain above the levels required for Guaranty Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 11.28%, 12.25%, and 7.81%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes in the market risk information disclosed in the Company’s Form 10-K for the year ended December 31, 2000. See Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company faces ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material adverse effect upon the business, results of operations or financial condition of the Company.

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

No report on Form 8-K was filed by Guaranty Bancshares, Inc., during the three months ended March 31, 2001.

21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC. (Registrant)
Date: May 14, 2001	By: ———————————————— Arthur B. Scharlach, Jr. President (Principal Executive Officer)
Date: May 14, 2001	By: ———————————————— Clifton A. Payne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

22

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
11	Statement regarding computation of earnings per share	Reference is hereby made to Note 2 of Notes to Consolidated Financial Statements on page 8 hereof.

23