Form 10-Q
period 2001-06-30
GUARANTY BANCSHARES INC /TX/
filed 2001-08-14
CIK 1058867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [_] No

As of August 10, 2001, there were 3,004,428 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                            GUARANTY BANCSHARES, INC.
                               INDEX TO FORM 10-Q

================================================================================

PART I - FINANCIAL INFORMATION                                              Page

    Item 1. Financial Statements
            Consolidated Balance Sheets........................................3
            Consolidated Statements of Earnings................................4
            Condensed Consolidated Statements of Changes in Shareholders'
            Equity.............................................................5
            Condensed Consolidated Statements of Cash Flows....................6
            Consolidated Statements of Comprehensive Income....................7
            Notes to Consolidated Financial Statements.........................8
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................10
    Item 3. Quantitative and Qualitative Disclosures about Market Risk........20


PART II - OTHER INFORMATION

    Item 1. Legal Proceedings.................................................21
    Item 2. Changes in Securities and Use of Proceeds.........................21
    Item 3. Defaults upon Senior Securities ..................................21
    Item 4. Submission of Matters to a Vote of Security Holders...............21
    Item 5. Other Information.................................................21
    Item 6. Exhibits and Reports on Form 8-K..................................21
    Signatures................................................................22

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         June 30,          December 31,
                                                                           2001                2000
                                                                         ---------          ---------
                                                                        (Unaudited)
                                     ASSETS

Cash and due from banks                                                  $   9,209          $  10,109
Interest bearing deposits in other banks                                        62                103
                                                                         ---------          ---------
      Total cash and cash equivalents                                        9,271             10,212
Federal funds sold                                                          19,470              4,995
Securities available-for-sale                                               72,369             81,620
Loans, net of allowance for loan losses of $2,794 and $2,578               297,528            284,757
Premises and equipment, net                                                 13,584             13,532
Accrued interest receivable                                                  3,291              3,742
Other assets                                                                12,630             12,173
                                                                         ---------          ---------
      Total assets                                                       $ 428,143          $ 411,031
                                                                         =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits:
      Noninterest-bearing                                                $  58,484          $  55,274
      Interest-bearing                                                     322,415            302,991
                                                                         ---------          ---------
        Total deposits                                                     380,899            358,265
FHLB advances                                                                5,249             12,403
Long-term debt                                                               7,000              7,000
Other liabilities                                                            4,493              3,938
                                                                         ---------          ---------
        Total liabilities                                                  397,641            381,606
                                                                         ---------          ---------
Shareholders' equity:
   Preferred stock, $5.00 par value, 15,000,000 shares authorized,
         no shares issued                                                     --                 --
   Common stock, $1.00 par value, 50,000,000 shares authorized,
         3,250,016 issued                                                    3,250              3,250
   Additional capital                                                       12,659             12,659
   Retained earnings                                                        16,344             15,274
   Treasury stock, 243,684 and 205,983 shares at cost                       (2,631)            (2,220)
   Accumulated other comprehensive income                                      880                462
                                                                         ---------          ---------
   Total shareholders' equity                                               30,502             29,425
                                                                         ---------          ---------
   Total liabilities and shareholders' equity                            $ 428,143          $ 411,031
                                                                         =========          =========

          See accompanying Notes to Consolidated Financial Statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                                   2001            2000            2001            2000
                                                                 --------        --------        --------        --------
Interest income:
   Loans                                                         $  6,129        $  5,596        $ 12,339        $ 10,913
   Securities                                                       1,130           1,442           2,267           2,756
   Federal funds sold and other temporary investments                 234              74             503             118
                                                                 --------        --------        --------        --------
      Total interest income                                         7,493           7,112          15,109          13,787
Interest expense:
   Deposits                                                         3,983           3,633           8,120           7,067
   FHLB advances and other borrowed funds                             290             347             653             486
                                                                 --------        --------        --------        --------
      Total interest expense                                        4,273           3,980           8,773           7,553
                                                                 --------        --------        --------        --------
      Net interest income                                           3,220           3,132           6,336           6,234
Provision for loan losses                                             185             185             340             315
                                                                 --------        --------        --------        --------
      Net interest income after provision for loan losses           3,035           2,947           5,996           5,919
Noninterest income:
   Service charges                                                    687             597           1,305           1,139
   Other operating income                                             354             271             728             640
   Realized gain (loss) on available-for-sale securities               51            --               317             (34)
                                                                 --------        --------        --------        --------
      Total noninterest income                                      1,092             868           2,350           1,745
                                                                 --------        --------        --------        --------
Noninterest expense:
   Employee compensation and benefits                               1,790           1,639           3,710           3,409
   Occupancy expenses                                                 460             414             924             831
   Other operating expenses                                           957             871           1,838           1,803
                                                                 --------        --------        --------        --------
      Total noninterest expenses                                    3,207           2,924           6,472           6,043
                                                                 --------        --------        --------        --------
      Earnings before income taxes                                    920             891           1,874           1,621
Provision for income taxes                                            197             203             413             388
                                                                 --------        --------        --------        --------
      Net earnings                                               $    723        $    688        $  1,461        $  1,233
                                                                 ========        ========        ========        ========
      Basic earnings per common share                            $   0.24        $   0.22        $   0.48        $   0.39
                                                                 ========        ========        ========        ========
      Diluted earnings per common share                          $   0.24        $   0.22        $   0.48        $   0.39
                                                                 ========        ========        ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                           GUARANTY BANCHSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,
                                                        --------------------------          --------------------------
                                                          2001              2000              2001              2000
                                                        --------          --------          --------          --------
Balance at beginning of period                          $ 30,457          $ 28,727          $ 29,425          $ 28,496
Net income                                                   723               688             1,461             1,233
Cash dividends declared on common stock                     (391)             (372)             (391)             (372)
Purchases of treasury stock                                 (246)           (1,549)             (411)           (1,549)
Change in unrealized gain (loss) on
    securities available for sale, net of tax                (41)               94               418              (220)
                                                        --------          --------          --------          --------
Balance at end of period                                $ 30,502          $ 27,588          $ 30,502          $ 27,588
                                                        ========          ========          ========          ========

          See accompanying Notes to Consolidated Financial Statements.

                   GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Six Months
                                                                         Ended June 30,
                                                                     -----------------------
                                                                       2001           2000
                                                                     --------       --------
Net cash provided by (used by) operating activities                  $  2,428       $ (1,222)
                                                                     --------       --------

Cash flows from investing activities:
      Securities available for sale:
           Purchases                                                  (22,229)       (16,243)
           Sales                                                       18,368          5,314
           Maturities, calls, and principal repayments                 14,135          4,170
      Net increase in loans                                           (13,685)        (8,844)
      Purchases of premises and equipment                                (537)        (2,241)
      Proceeds from sale of other real estate                             376            156
      Net (decrease) increase in federal funds sold                   (14,475)         1,140
                                                                     --------       --------
            Net cash used by investing activities                     (18,047)       (16,548)
                                                                     --------       --------
Cash flows from financing activities:
      Net change in deposits                                           22,634         10,259
      Net change in short-term FHLB advances                           (7,000)         1,000
      Repayment of long-term FHLB advances                               (154)          (146)
      Proceeds from issuance of trust preferred securities               --            7,000
      Increase in federal funds purchased                                --            2,045
      Purchase of treasury stock                                         (411)        (1,549)
      Dividends paid                                                     (391)          (372)
                                                                     --------       --------
            Net cash provided from financing activities                14,678         18,237
                                                                     --------       --------
            Net (decrease) increase in cash and cash equivalents         (941)           467
Cash and cash equivalents at beginning of period                       10,212         13,152
                                                                     --------       --------
Cash and cash equivalents at end of period                           $  9,271       $ 13,619
                                                                     ========       ========

Supplemental disclosures:
     Cash paid for income taxes                                      $     58       $    420
     Cash paid for interest                                             8,448          7,193

Significant non-cash transactions:
     Transfers from loans to real estate owned                       $    574       $    582

          See accompanying Notes to Consolidated Financial Statements.

                            GUARANTY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        Three Months                      Six Months
                                                                       Ended June 30,                   Ended June 30,
                                                                  -----------------------         -----------------------
                                                                    2001            2000            2001            2000
                                                                  -------         -------         -------         -------
Net earnings                                                      $   723         $   688         $ 1,461         $ 1,233
Other comprehensive income:
  Unrealized gain (loss) on available for sale securities
    arising during the period                                         (11)            143             951            (366)
  Reclassification adjustment for amounts realized on
    securities sales included in net earnings                         (51)             --            (317)             34
                                                                  -------         -------         -------         -------
      Net unrealized gain (loss)                                      (62)            143             634            (332)
      Tax effect                                                       21             (49)           (216)            112
                                                                  -------         -------         -------         -------
         Total other comprehensive income                             (41)             94             418            (220)
                                                                  -------         -------         -------         -------
Comprehensive income                                              $   682         $   782         $ 1,879         $ 1,013
                                                                  =======         =======         =======         =======

           See accompanying Notes to Consolidated Financial Statements

                            GUARANTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2001. The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

     The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

                                                                 Three Months                       Six Months
                                                                Ended June 30,                    Ended June 30,
                                                             2001             2000             2001             2000
                                                          ---------        ---------        ---------        ---------
                                                                  (Unaudited)                       (Unaudited)
Weighted average common shares used in basic EPS          3,017,755        3,145,457        3,028,424        3,188,936
Potential dilutive common shares                              8,832               --            8,322               --
                                                          ---------        ---------        ---------        ---------
Weighted average common and potential dilutive
      common shares used in dilutive EPS                  3,026,587        3,145,457        3,036,746        3,188,936
                                                          =========        =========        =========        =========

NOTE 3. STOCK OPTIONS

     In 2000, the Company granted nonqualified stock options to certain executive officers of the Company and Guaranty Bank under the Company's 1998 Stock Incentive Plan. The grants consisted of eight-year options to purchase 89,500 shares at an exercise price of $9.30 per share, which was the market price of the Company's stock on the date the options were granted. The options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter. At June 30, 2001, none of the options are exercisable and 910,500 options remain available for future grant under the 1998 Stock Incentive Plan.

     The weighted-average fair value per share of options granted during 2000 was $2.03. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Dividend yield of 2.59%; expected volatility of 7.67%; risk-free interest rate of 6.42%, and an expected life of 8.00 years.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," requires pro forma disclosures for companies not adopting its fair value accounting method for stock-based employee compensation. No compensation expense related to stock options is actually recognized.
Accordingly, the following pro forma information presents net income and earnings per share for the three months ended June 30, 2001 and 2000 had the SFAS No. 123 fair value method been used to measure compensation cost for stock option plans (dollars in thousands, except per share amounts):

                                       Three Months                       Six Months
                                      Ended June 30,                    Ended June 30,
                                   2001             2000             2001             2000
                                ---------        ---------        ---------        ---------
                                        (Unaudited)                       (Unaudited)
     Net earnings:
       As reported              $     723        $     688        $   1,461        $   1,233
                                =========        =========        =========        =========
       Pro forma                $     717        $     682        $   1,449        $   1,226
                                =========        =========        =========        =========

     Earnings per share:
       As reported
         Basic                  $    0.24        $    0.22        $    0.48        $    0.39
                                =========        =========        =========        =========
         Diluted                $    0.24        $    0.22        $    0.48        $    0.39
                                =========        =========        =========        =========
       Pro forma
         Basic                  $    0.24        $    0.22        $    0.48        $    0.39
                                =========        =========        =========        =========
         Diluted                $    0.24        $    0.22        $    0.48        $    0.39
                                =========        =========        =========        =========

     The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts. The pro forma effect may increase in the future if more options are granted.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses information pertaining to the financial condition and results of operations of Guaranty Bancshares, Inc. and
subsidiaries  that  may  not  be  otherwise   apparent  from  a  review  of  the
consolidated financial statements and related footnotes. It should be read in conjunction with those statements, as well as with the other information presented throughout the report. Certain statements in this Quarterly Report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability, matching risks and liquidity risks; and changes in the securities markets and the factors contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

FINANCIAL OVERVIEW

     Net earnings available to common shareholders for the six months ended June 30, 2001 were $1.5 million or $0.48 per share compared with $1.2 million or $0.39 per share for the six months ended June 30, 2000, an increase of $228,000 or 18.5%. The increase is due primarily to an increase in net interest income of $102,000 or 1.6% and an increase in noninterest income of $605,000 or 34.7% offset by an increase in noninterest expense of $429,000 or 7.1%. These increases are due in part to the growth in loans, in deposits and in other liabilities. Net earnings for the three months ended June 30, 2001 were $723,000 or $0.24 per share compared with $688,000 or $0.22 per share for the three months ended June 30, 2000, an increase of $35,000 or 5.1%. The increase is primarily due to an increase in net interest income and noninterest income partly offset by an increase in noninterest expense.

     The first six months of year 2001 showed steady growth. Gross loans increased to $300.3 million at June 30, 2001, from $287.3 million at December 31, 2000, an increase of $13.0 million or 4.5%. Total assets increased to $428.1 million at June 30, 2001, compared with $411.0 million at December 31, 2000. The increase of $17.1 million in total assets resulted primarily from the investment of increased deposits of $22.6 million, offset by a reduction in FHLB advances of $7.2 million. Total deposits increased to $380.9 million at June 30, 2001 compared to $358.3 million at December 31, 2000, an increase of $22.6 million or 6.3%.

     Total shareholders' equity was $30.5 million at June 30, 2001, compared with $29.4 million at December 31, 2000, an increase of $1.1 million or 3.7%. This increase was due to earnings for the period of $1.5 million and an increase in accumulated other comprehensive income of $418,000 offset by the purchase of 37,701 shares of treasury stock at cost of $411,000, and the payment of dividends of $391,000.

RESULTS OF OPERATIONS

Interest Income

     Interest income for the six months ended June 30, 2001 was $15.1 million, an increase of $1.3 million or 9.6% compared with the six months ended June 30, 2000. The increase in interest income was due primarily to higher interest income on loans offset by decreased income on securities. Average loans were $290.6 million for the six months ended June 30, 2001, compared with $259.0 million for the six months ended June 30, 2000, an increase of $31.6 million or 12.2%. Average securities were $68.5 million for the six months ended June 30, 2001, compared with $84.2 million for the six months ended June 30, 2000, a decrease of $15.7 million or 18.6%. Interest income for the three months ended June 30, 2001 was $7.5 million, an increase of $381,000 or 5.4% compared with the three months ended June 30, 2000. Growth in the average volume of interest-earning assets was a result in part, due to the growth in loans during the three and six months periods ended June 30, 2001. The increase in interest income is also due to an increase in the average yield earned on interest-earnings assets during the six months period ended June 30, 2001.

Interest Expense

     Interest expense on deposits and other interest-bearing liabilities was $8.8 million for the six months ended June 30, 2001, compared with $7.6 million for the six months ended June 30, 2000, an increase of $1.2 million or 16.2%. The increase in interest expense was due primarily to an increase of $35.4 million or 11.9% in average interest-bearing liabilities to $333.2 million for the six months ended June 30, 2001, from $297.8 million for the six months ended June 30, 2000. The increase is also due to a rise in average interest rate paid on interest-bearing liabilities from 5.10% for the six months ended June 30, 2000 to 5.31% for the six months ended June 30, 2001. Interest expense was $4.3 million for the three months ended June 30, 2001, compared with $4.0 million for the three months ended June 30, 2000, an increase of $293,000 or 7.4%. The increase for the comparable three -month periods was also due to increases in average balances offset by a decrease in average interest rates of interest-bearing liabilities.

Net Interest Income

     Net interest income was $6.3 million for the six months ended June 30, 2001 compared with $6.2 million for the six months ended June 30, 2000, an increase of $102,000 or 1.6%. The increase in net interest income resulted primarily from growth in average interest-earning assets to $379.7 million for the six months ended June 30, 2001, from $347.3 million for the six months ended June 30, 2000, an increase of $32.4 million or 9.3% offset by growth in average interest-bearing liabilities to $333.2 million for the six months ended June 30, 2001, from $297.8 million for the six months ended June 30, 2000, an increase of $35.4 million or 11.9%. Net interest income was $3.2 million for the three months ended June 30, 2001, compared with $3.1 million for the three months ended June 30, 2000, an increase of $88,000 or 2.8%. The net interest margin decreased from 3.57% to 3.37% for the three months ended June 30, 2001 and from 3.61% to 3.36% for the six months ended June 30, 2001 compared to the same three and six-month periods ended June 30, 2000. This decrease can be attributed to the fact that the percentage growth in average interest-bearing liabilities exceeded the percentage growth in average interest-earning assets causing the ratio of average interest-earning assets to average interest-bearing liabilities to decrease. Additionally, the average rate paid on interest-bearing liabilities increased at a faster rate than the average rate earned on interest-earning assets due to the Bank's negative gap position.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2001 and 2000, respectively. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The net interest spread is the difference between the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities. The net interest margin is net interest income as a percentage of average interest-earning assets (dollars in thousand):

                                                                                Three Months Ended June 30,
                                                       --------------------------------------------------------------------------
                                                                          2001                                 2000
                                                       --------------------------------------------------------------------------
                                                          Average      Interest     Average     Average      Interest    Average
                                                       Outstanding      Earned/     Yield/    Outstanding     Earned/     Yield/
                                                          Balance        Paid        Rate       Balance        Paid       Rate
                                                         ---------    ---------   ---------    ---------    ---------   ---------
                                                                                   (Dollars in thousands)
                                                                                         (Unaudited)
Assets
Interest-earning assets:
   Loans .............................................   $ 291,814    $   6,129        8.42%   $ 260,085    $   5,596        8.65%
   Securities ........................................      70,112        1,130        6.46%      87,601        1,442        6.62%
   Federal funds sold ................................      21,135          234        4.44%       5,081           73        5.78%
   Interest-bearing deposits in
        other financial institutions .................         106           --        3.90%          23            1        4.36%
                                                         ---------    ---------   ---------    ---------    ---------   ---------
      Total interest-earning assets ..................     383,167        7,493        7.84%     352,790        7,112        8.11%

 Less allowance for loan losses ......................      (2,778)                               (2,476)
                                                         ---------                             ---------

     Total interest-earning
           assets, net of allowance ..................     380,389                               350,314
Non-earning assets:
     Cash and due from banks .........................      11,803                                11,543
     Premises and equipment ..........................      13,561                                13,316
     Interest receivable and
           other assets ..............................      18,023                                14,117
     Other real estate owned .........................         511                                   312
                                                         ---------                             ---------

            Total assets .............................   $ 424,287                             $ 389,602
                                                         =========                             =========


Liabilities and shareholders'
Interest-bearing liabilities:
     NOW, savings, and money
          market accounts ............................   $ 105,759    $     719        2.73%   $  96,728    $     984        4.09%
      Time deposits ..................................     216,020        3,264        6.06%     188,442        2,649        5.65%
                                                         ---------    ---------                ---------    ---------
         Total interest-bearing
             deposits ................................     321,779        3,983        4.96%     285,170        3,633        5.12%
      FHLB advances and federal funds purchased ......       6,418           97        6.06%      11,236          155        5.55%
      Long-term debt .................................       7,000          193       11.06%       7,000          192       11.03%
                                                         ---------    ---------   ---------    ---------    ---------   ---------
         Total interest-bearing
             liabilities .............................     335,197    $   4,273        5.11%     303,406    $   3,980        5.28%
                                                                      ---------                             ---------


Noninterest-bearing liabilities:
      Demand deposits ................................      54,295                                56,101
      Accrued interest, taxes and
          other liabilities ..........................       4,283                                 2,542
                                                         ---------                             ---------
          Total liabilities ..........................     393,775                               362,049
 Shareholders' equity ................................      30,512                                27,553
                                                         ---------                             ---------

         Total liabilities and
              shareholders' equity ...................   $ 424,287                             $ 389,602
                                                         =========                             =========

 Net interest income .................................                $   3,220                             $   3,132
                                                                      =========                             =========

 Net interest spread .................................                                 2.73%                                 2.83%
                                                                                       ====                                  ====

 Net interest margin .................................                                 3.37%                                 3.57%
                                                                                       ====                                  ====

                                                                             Six Months Ended June 30,
                                                       -------------------------------------------------------------------------
                                                                       2001                                   2000
                                                       -----------------------------------   -----------------------------------
                                                         Average     Interest     Average      Average      Interest    Average
                                                       Outstanding    Earned/      Yield/    Outstanding     Earned/     Yield/
                                                         Balance       Paid         Rate       Balance        Paid        Rate
                                                        ---------    ---------   ---------    ---------    ---------   ---------
                                                                                 (Dollars in thousands)
                                                                                       (Unaudited)
Assets
Interest-earning assets:
   Loans ............................................   $ 290,607    $  12,339        8.56%   $ 259,010    $  10,913        8.47%
   Securities .......................................      68,531        2,267        6.67%      84,183        2,756        6.58%
   Federal funds sold ...............................      20,539          503        4.94%       4,129          117        5.70%
   Interest-bearing deposits in
        other financial institutions ................          66           --        3.90%          19            1        4.36%
                                                        ---------    ---------   ---------    ---------    ---------   ---------
      Total interest-earning assets .................     379,743       15,109        8.02%     347,341       13,787        7.98%

 Less allowance for loan losses .....................      (2,716)                               (2,477)
                                                        ---------                             ---------

     Total interest-earning
           assets, net of allowance .................     377,027                               344,864
Non-earning assets:
     Cash and due from banks ........................      11,840                                12,248
     Premises and equipment .........................      13,560                                12,807
     Interest receivable and
           other assets .............................      17,875                                13,062
     Other real estate owned ........................         424                                   231
                                                        ---------                             ---------

            Total assets ............................   $ 420,726                             $ 383,212
                                                        =========                             =========


Liabilities and shareholders'
Interest-bearing liabilities:
     NOW, savings, and money
          market accounts ...........................   $ 104,654    $   1,615        3.11%   $  95,064    $   1,913        4.05%
      Time deposits .................................     212,853        6,505        6.16%     188,296        5,154        5.50%
                                                        ---------    ---------                ---------    ---------
         Total interest-bearing
             deposits ...............................     317,507        8,120        5.16%     283,360        7,067        5.02%
      FHLB advances and federal funds purchased .....       8,697          270        6.26%      10,556          275        5.24%
      Long-term debt ................................       7,000          383       11.03%       3,846          211       11.03%
                                                        ---------    ---------    --------    ---------    ---------
         Total interest-bearing
             liabilities ............................     333,204    $   8,773        5.31%     297,762    $   7,553        5.10%
                                                                     ---------                             ---------

Noninterest-bearing liabilities:
      Demand deposits ...............................      53,141                                55,131
      Accrued interest, taxes and
          other liabilities .........................       4,009                                 2,367
                                                        ---------                             ---------
          Total liabilities .........................     390,354                               355,260
 Shareholders' equity ...............................      30,372                                27,952
                                                        ---------                             ---------

         Total liabilities and
              shareholders' equity ..................   $ 420,726                             $ 383,212
                                                        =========                             =========

 Net interest income ................................                $   6,336                             $   6,234
                                                                     =========                             =========

 Net interest spread ................................                                 2.71%                                 2.88%
                                                                                      ====                                  ====

 Net interest margin ................................                                 3.36%                                 3.61%
                                                                                      ====                                  ====

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

                                                                     Three Months Ended June 30,
                                                               ----------------------------------------
                                                                             2001 vs. 2000
                                                               ----------------------------------------
                                                                 Increase (Decrease)
                                                                       Due to
                                                               ------------------------
                                                                Volume           Rate            Total
                                                               --------        --------        --------
                                                                              (Unaudited)
Interest-earning assets:
   Loans                                                       $    700        $   (167)       $    533
   Securities                                                      (285)            (27)           (312)
   Federal funds sold                                               231             (70)            161
   Interest-bearing deposits in other
      financial institutions                                       --                (1)             (1)
                                                               --------        --------        --------
         Total increase in interest income                          646            (265)            381
                                                               --------        --------        --------

Interest-bearing liabilities:
   NOW, savings, and money market
      accounts                                                       95            (360)           (265)
   Time deposits                                                    396             219             615
   FHLB advances                                                    (66)              8             (58)
   Long-term debt                                                     1            --                 1
                                                               --------        --------        --------
         Total increase in interest expense                         426            (133)            293
                                                               --------        --------        --------
   Increase (decrease) in net interest income                  $    220        $   (132)       $     88
                                                               ========        ========        ========

                                                                     Six Months Ended June 30,
                                                           ----------------------------------------------
                                                                           2001 vs. 2000
                                                           ----------------------------------------------
                                                               Increase (Decrease)
                                                                      Due to
                                                           ----------------------------
                                                             Volume             Rate              Total
                                                           ----------        ----------        ----------
                                                                             (Unaudited)
Interest-earning assets:
   Loans                                                   $    1,297        $      129        $    1,426
   Securities                                                    (519)               30              (489)
   Federal funds sold                                             463               (77)              386
   Interest-bearing deposits in other
      financial institutions                                     --                  (1)               (1)
                                                           ----------        ----------        ----------
         Total increase in interest income                      1,241                81             1,322
                                                           ----------        ----------        ----------

Interest-bearing liabilities:
   NOW, savings, and money market
      accounts                                                    187              (485)             (298)
   Time deposits                                                  656               695             1,351
   FHLB advances                                                  (49)               44                (5)
   Long-term debt                                                 172              --                 172
                                                           ----------        ----------        ----------
         Total increase in interest expense                       966               254             1,220
                                                           ----------        ----------        ----------
   Increase (decrease) in net interest income              $      275        $     (173)       $      102
                                                           ==========        ==========        ==========

Provision for Loan Losses

     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of the Company's loan portfolio by Independent Bank Services, L.C. and the annual examination of the Company's financial statements by its independent auditors. The provision for loan losses for the six months ended June 30, 2001, was $340,000 compared with $315,000 for the six months ended June 30, 2000, an increase of $25,000 or 7.9%. The provision for loan losses for both the three months ended June 30, 2001 and 2000, were $185,000. The increase for the six-month period was due to the increase in average loans of 12.2% over the period. Management believes increasing the allowance for loan losses is prudent as total loans, particularly higher-risk commercial, construction, and consumer loans, increased.

Noninterest Income

     The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

                                                   Three months ended              Six months ended
                                                         June 30,                       June 30,
                                                ---------------------------------------------------------
                                                   2001            2000            2001             2000
                                                ---------       ---------       ---------       ---------
                                                       (Unaudited)                     (Unaudited)
Service charges on deposit accounts             $     687       $     597       $   1,305       $   1,139
Fee income                                            157             134             336             326
Fiduciary income                                       30              18              63              43
Other noninterest income                              167             119             329             271
Realized gain (loss) on securities                     51              --             317             (34)
                                                ---------       ---------       ---------       ---------
      Total noninterest income                  $   1,092       $     868       $   2,350       $   1,745
                                                =========       =========       =========       =========

     The Company's primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Noninterest income for the three and six-months period ended June 30, 2001 increased $224,000, or 25.8% and $605,000 or 34.7%, respectively, over the same periods ended June 30, 2000. The increase in noninterest income for the three and six-months ended June 30, 2001 was primarily due to an increase in service charges on deposit accounts created by an increase in the number of deposit accounts. Additionally, fee income increased $23,000 or 17.2%, and $10,000 or 3.1% for the three and six-months ended June 30, 2001, over the three and six-months ended June 30, 2000. The increase was primarily due to increases in credit life commission income and debit card fee income. Other noninterest income increased $48,000 or 40.3% and $58,000 or 21.4% during the same periods due primarily to the gain on sale of loans sold into the secondary market and additional income generated by the bank's subsidiary, Guaranty Leasing. The Company had net gains on sales of securities for the three and six-months period ended June 30, 2001 of $51,000 and $317,000 respectively.

Noninterest Expenses

     The following table presents, for the periods indicated, the major categories of noninterest expenses (dollars in thousands):

                                                Three months ended               Six months ended
                                                     June 30,                        June 30,
                                             ---------------------------------------------------------
                                                2001            2000            2001            2000
                                             ---------       ---------       ---------       ---------
                                                    (Unaudited)                     (Unaudited)
Employee compensation and benefits           $   1,790       $   1,639       $   3,710       $   3,409
                                             ---------       ---------       ---------       ---------
Non-staff expenses:
   Net bank premises expense                       460             414             924             831
   Office and computer supplies                     63              72             145             174
   Legal and professional fees                     121             176             191             247
   Advertising                                      69              93             141             162
   Postage                                          53              35              96              74
   FDIC insurance                                   21              17              38              33
   Other                                           630             478           1,227           1,113
                                             ---------       ---------       ---------       ---------
      Total non-staff expenses                   1,417           1,285           2,762           2,634
                                             ---------       ---------       ---------       ---------
      Total noninterest expenses             $   3,207       $   2,924       $   6,472       $   6,043
                                             =========       =========       =========       =========

     Employee compensation and benefits expense increased $151,000, or 9.2%, and $301,000, or 8.8%, for the three and six-months ended June 30, 2001 compared to the same periods in 2000. The increase for both the three and six-month periods ended June 30, 2001 was due primarily to normal salary increases and additional staff placement in the Texarkana, Sulphur Springs, Commerce, and Paris locations to handle customer growth. The number of full-time equivalent employees was 195 at June 30, 2001, compared with 185 at June 30, 2000, an increase of 5.4%.

     Non-staff expenses increased $132,000 or 10.3%, and $128,000 or 4.9%, for the three and six-months ended June 30, 2001, compared with the same periods in 2000. Net bank premises expense increased $46,000, or 11.1% and $93,000, or 11.2%, over the comparable periods due to the additions to fixed assets from the construction and remodeling projects completed in 2000.

     Other non-staff expenses increased $152,000, or 31.8% and $114,000, or 10.2%, over the comparable three and six-month periods due to the addition of new locations which, among other expenses, resulted in increases in director fees, supplies expense, ATM and debit card expenses, and amortization of goodwill.

Income Taxes

     Income tax expense increased $25,000 to $413,000 for the six months ended June 30, 2001 from $388,000 for the same period in 2000. Income tax expense was $197,000 for the three months ended June 30, 2001 compared with $203,000 for the three months ended June 30, 2000, a decrease of $6,000. The change in income tax expense is primarily attributable to the change in income before income taxes. The increase for the six-month period is also a result of fewer tax deductions available from the Company's leveraged leasing activities. The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

Loan Portfolio

     Gross loans were $300.3 million at June 30, 2001, an increase of $13.0 million or 4.5% from $287.3 million at December 31, 2000. Loan growth occurred primarily in 1- 4 family residential loans and multi-family residential loans due to the Company's emphasis to have a higher concentration of real estate based loans. Loans comprised 76.6% of total interest-earning assets at June 30, 2001 compared with 76.8% at December 31, 2000.

     The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2001 and December 31, 2000 (dollars in thousands):

                                                       June 30, 2001                  December 31, 2000
                                                 -------------------------        -------------------------
                                                   Amount         Percent           Amount         Percent
                                                 ---------       ---------        ---------       ---------
                                                        (Unaudited)
Commercial and industrial                        $  62,300           20.74%       $  66,616           23.18%
Agriculture                                          9,415            3.13            8,318            2.89
Real estate:
    Construction and land development                6,916            2.30            7,316            2.55
    1-4 family residential                         110,884           36.92          102,614           35.71
    Farmland                                         9,671            3.22            7,716            2.69
    Non-residential and non-farmland                63,806           21.25           61,224           21.31
    Multi-family residential                         7,431            2.47            4,946            1.72
Consumer                                            29,899            9.97           28,585            9.95
                                                 ---------       ---------        ---------       ---------
            Total loans                          $ 300,322          100.00%       $ 287,335          100.00%
                                                 =========       =========        =========       =========

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

Management determines the adequacy of the allowance through its evaluation of the loan portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. Loans charged-off during the six-month period ended June 30, 2001 decreased $103,000 or 25.4% over the same period ended June 30, 2000. At June 30, 2001, and June 30, 2000, the allowance for loan losses totaled $2.8 million or 0.93% of gross loans and $2.5 million or 0.95% of gross loans respectively. The allowance for loan losses as a percentage of nonperforming loans was 57.89% at June 30, 2001.

     Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

                                                               Six months          Six months
                                                                 ended                ended
                                                                June 30,            June 30,
                                                                  2001                2000
                                                              -----------         -----------
                                                                        (Unaudited)
Average loans outstanding                                     $   290,607         $   259,010
                                                              ===========         ===========
Gross loans outstanding at end of period                      $   300,322         $   263,375
                                                              ===========         ===========
Allowance for loan losses at beginning of period              $     2,578         $     2,491
Provision for loan losses                                             340                 315
Charge-offs:
     Commercial and industrial                                       (117)               (238)
     Real estate                                                      (44)                (65)
     Consumer                                                        (141)               (102)
Recoveries:
     Commercial and industrial                                         24                  29
     Real estate                                                      118                   7
     Consumer                                                          36                  54
                                                              -----------         -----------
Net loan recoveries (charge-offs)                                    (124)               (315)
                                                              -----------         -----------
Allowance for loan losses at end of period                    $     2,794         $     2,491
                                                              ===========         ===========

Ratio of allowance to end of period loans                            0.93%               0.95%
Ratio of net charge-offs to average loans                            0.04%               0.12%
Ratio of allowance to end of period nonperforming loans             57.89%             154.24%

NONPERFORMING ASSETS

     Nonperforming assets were $5.3 million at June 30, 2001 compared with $5.0 million at December 31, 2000. Nonaccrual loans increased $1.6 million from $1.2 million at December 31, 2000 to $2.8 million at June 30, 2001. This increase is due primarily to two large commercial lines added to non-accrual status totaling $1.7 million. These lines are currently in a liquidation mode. They have collateral values, which exceed the total debt, and no loss is anticipated. Accruing loans 90 or more days past due decreased $1.5 million, from $3.5 million at December 31, 2000 to $2.0 million at June 30, 2001. This decrease is due primarily to collection efforts of previously past due credits. Other real estate increased $212,000 during the same period. This increase is primarily the result of loans that were foreclosed on during the period totaling $585,000, net of sales of properties with a carrying value of $373,000. Management anticipates minimal losses on the total of these new nonperforming assets. The ratio of nonperforming assets to total loans and other real estate was 1.83% and 1.73% at June 30, 2001, and December 31, 2000, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

                                                 June 30,        December 31,
                                                   2001              2000
                                                ---------         ---------
                                                (Unaudited)

Nonaccrual loans                                $   2,810         $   1,214
Accruing loans 90 or more days past due             2,016             3,488
                                                ---------         ---------
     Total nonperforming loans                      4,826             4,702
Other real estate                                     486               274
                                                ---------         ---------
     Total nonperforming assets                 $   5,312         $   4,976
                                                =========         =========

SECURITIES

     Securities totaled $72.4 million at June 30, 2001, a decrease of $9.3 million from $81.6 million at December 31, 2000. At June 30, 2001, securities represented 16.9% of total assets compared with 19.9% of total assets at December 31, 2000. The yield on average securities for the six-months ended June 30, 2001, was 6.67% compared with 6.58% for the same period in 2000. At June 30, 2001, securities included $7.5 million in U.S. Government securities, $18.4 million in mortgage-backed securities, $35.0 million in collateralized mortgage obligations, $1.8 million in equity securities, and $9.7 million in municipal securities. The average life of the securities portfolio at June 30, 2001, is approximately 3.9 years, however, all of the Company's securities are classified as available-for-sale.

DEPOSITS

     At June 30, 2001, demand, money market and savings deposits account for approximately 43.8% of total deposits, while certificates of deposit made up 56.2% of total deposits. Total deposits increased $22.6 million or 6.3% from December 31, 2000 to June 30, 2001. This increase comes primarily from an increase in certificate of deposits of $12.4 million or 6.2%, due to the offering of competitive yields on these deposits, and an increase in money market accounts of $6.0 million or 10.2% due to an attractive yield on the Company's Premier Money Market account. Noninterest-bearing demand deposits totaled $58.5 million or 15.4% of total deposits at June 30, 2001, compared with $55.3 million or 15.4% of total deposits at December 31, 2000. The average cost of deposits, including noninterest-bearing demand deposits, is 5.36% for the three months ended June 30, 2001 compared with 4.91% for the same period in 2000.

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

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company's level of cash and cash equivalents, cash flows, and liquidity during the first six months of 2001 were the net increase in loans of $13.7 million, securities purchases of $22.2 million, securities sales of $18.4 million, securities calls, maturities, and principal repayments of $14.1 million, the net increase in deposits of $22.6 million, and the net increase in federal funds sold of $14.5 million.

CAPITAL RESOURCES

     Both the Board of Governors of the Federal Reserve System ("Federal Reserve"), with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to Guaranty Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of June 30, 2001, the Company's Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.71%, 12.64%, and 8.34%, respectively. As of June 30, 2001, the Bank's risk-based capital ratios remain above the levels required for the Bank to be designated as "well capitalized" by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 11.30%, 12.24%, and 7.98%, respectively.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes in the market risk information disclosed in the Company's Form 10-K for the year ended December 31, 2000. See Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company faces ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material adverse effect upon the business, results of operations or financial condition of the Company.

     In March 2000, the Company filed an action in the District Court of Titus County, Texas against Guaranty Federal Bank, F.S.B., a thrift institution, after the Company discovered that Guaranty Federal Bank, F.S.B. was using the name, "Guaranty Bank", in its business dealings. The case seeks a declaratory judgement that the Company has the sole right to the name "Guaranty Bank". As this action involves a determination of intellectual property rights, management does not believe the case will have any material effect on the financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of shareholders was held on April 17, 2001. The following matters were submitted for approval to the shareholders:

     1. The election of three Class I directors, John Conroy, Clifton A. Payne, and D.R. Zachry, Jr. 2,339,637 votes for and no votes against.

     2. To ratify the appointment of Fisk & Robinson, P.C. as independent auditors, 2,339,637 votes for and no votes against.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Quarterly Report on Form 10Q:

          (1) Exhibits - The following exhibits are filed as a part of this Quarterly Report on Form 10Q:

               11   Statement regarding computation of earnings per share

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed by Guaranty Bancshares, Inc., during the three months ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GUARANTY BANCSHARES, INC.
                                          (Registrant)

Date:  August 14, 2001                    By: /s/ ARTHUR B. SCHARLACH, JR.
                                              --------------------------------
                                          Arthur B. Scharlach, Jr.
                                          President
                                          (Principal Executive Officer)



Date:  August 14, 2001                    By: /s/ CLIFTON A. PAYNE
                                              --------------------------------
                                          Clifton A. Payne
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number       Description                            Page Number
------       -----------                            -----------

11           Statement regarding computation        Reference is hereby made
               of earnings per share                to Note 2 of Notes to
                                                    Consolidated Financial
                                                    Statements on page 8 hereof.