Form 10-Q
period 2001-09-30
GUARANTY BANCSHARES INC /TX/
filed 2001-11-13
CIK 1058867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

COMMISSION FILE NUMBER: 000-24235 GUARANTY BANCSHARES, INC. (Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	75-16516431 (I.R.S. Employer Identification No.)

100 W. ARKANSAS
MT. PLEASANT, TEXAS 75455
(Address of principal executive offices, including zip code)

903-572-9881
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

As of November 9, 2001, there were 3,004,428 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC. INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION	Page

PART II — OTHER INFORMATION

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS GUARANTY BANCSHARES, INC. AND SUBSIDIARES CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	September 30, 2001	December 31, 2000

	(Unaudited)
ASSETS
Cash and due from banks	$ 9,661	$ 10,109
Interest bearing deposits in other banks	127	103

Total cash and cash equivalents	9,788	10,212
Federal funds sold	—	4,995
Securities available-for-sale	89,464	81,620
Loans, net of allowance for loan losses of $2,796 and $2,578	315,536	284,757
Premises and equipment, net	13,543	13,532
Accrued interest receivable	3,322	3,742
Other assets	13,300	12,173

Total assets	$ 444,953	$ 411,031

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$ 65,685	$ 55,274
Interest-bearing	310,308	302,991

Total deposits	375,993	358,265
FHLB advances	23,171	12,403
Long-term debt	7,000	7,000
Other liabilities	7,085	3,938

Total liabilities	413,249	381,606

Shareholders' equity:
Preferred stock, $5.00 par value, 15,000,000 shares authorized,
no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized,
3,250,016 issued	3,250	3,250
Additional capital	12,659	12,659
Retained earnings	17,164	15,274
Treasury stock, 245,588 and 205,983 shares at cost	(2,652)	(2,220)
Accumulated other comprehensive income	1,283	462

Total shareholders' equity	31,704	29,425

Total liabilities and shareholders' equity	$ 444,953	$ 411,031

See accompanying Notes to Consolidated Financial Statements. 3

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Interest income:
Loans	$6,263	$5,925	$18,602	$ 16,838
Securities	1,209	1,443	3,476	4,199
Federal funds sold and other temporary investments	50	36	553	154

Total interest income	7,522	7,404	22,631	21,191
Interest expense:
Deposits	3,688	3,981	11,808	11,048
FHLB advances and other borrowed funds	336	517	989	1,003

Total interest expense	4,024	4,498	12,797	12,051

Net interest income	3,498	2,906	9,834	9,140
Provision for loan losses	341	130	681	445

Net interest income after provision for loan losses	3,157	2,776	9,153	8,695
Noninterest income:
Service charges	682	616	1,986	1,755
Other operating income	471	377	1,199	1,017
Realized gain (loss) on available-for-sale securities	94	—	411	(34)

Total noninterest income	1,247	993	3,596	2,738

Noninterest expense:
Employee compensation and benefits	1,933	1,688	5,643	5,097
Occupancy expenses	479	447	1,402	1,278
Other operating expenses	934	898	2,772	2,701

Total noninterest expenses	3,346	3,033	9,817	9,076

Earnings before income taxes	1,058	736	2,932	2,357
Provision for income taxes	239	195	652	583

Net earnings	$ 819	$ 541	$ 2,280	$ 1,774

Basic earnings per common share	$ 0.27	$ 0.18	$ 0.76	$ 0.56

Diluted earnings per common share	$ 0.27	$ 0.18	$ 0.76	$ 0.56

See accompanying Notes to Consolidated Financial Statements. 4

GUARANTY BANCHSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Balance at beginning of period	$ 30,502	$ 27,588	$ 29,425	$ 28,496
Net income	819	541	2,280	1,774
Cash dividends declared on common stock	—	—	(391)	(372)
Purchases of treasury stock	(20)	(266)	(431)	(1,815)
Change in unrealized gain (loss) on
securities available for sale, net of tax	403	588	821	368

Balance at end of period	$ 31,704	$ 28,451	$ 31,704	$ 28,451

See accompanying Notes to Consolidated Financial Statements. 5

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2001	2000
Net cash provided by (used by) operating activities	$ 2,614	$ (338)

Cash flows from investing activities:
Securities available for sale:
Purchases	(47,981)	(16,392)
Sales	23,325	5,314
Maturities, calls, and principal repayments	18,556	6,195
Net (increase) in loans	(32,052)	(28,073)
Purchases of premises and equipment	(746)	(2,491)
Proceeds from sale of other real estate	651	478
Net decrease (increase) in federal funds sold	4,995	(5,135)

Net cash used by investing activities	(33,252)	(40,104)

Cash flows from financing activities:
Net change in deposits	17,728	25,931
Net change in short-term FHLB advances	(9,000)	7,000
Net change of long-term FHLB advances	19,768	(220)
Proceeds from issuance of trust preferred securities	—	7,000
Increase in federal funds purchased	2,540	—
Purchase of treasury stock	(431)	(1,815)
Dividends paid	(391)	(372)

Net cash provided from financing activities	30,214	37,524

Net (decrease) in cash and cash equivalents	(424)	(2,918)
Cash and cash equivalents at beginning of period	10,212	13,152

Cash and cash equivalents at end of period	$ 9,788	$ 10,234

Supplemental disclosures:
Cash paid for income taxes	$ —	$ 420
Cash paid for interest	13,043	11,711
Significant non-cash transactions:
Transfers from loans to real estate owned	$ 1,078	$ 694
See accompanying Notes to Consolidated Financial Statements. 6

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net earnings	$ 819	$ 541	$ 2,280	$ 1,774
Other comprehensive income:
Unrealized gain on available for sale securities
arising during the period	705	890	1,655	524
Reclassification adjustment for amounts realized on
securities sales included in net earnings	(94)	—	(411)	34

Net unrealized gain	611	890	1,244	558
Tax effect	(208)	(302)	(423)	(190)

Total other comprehensive income	403	588	821	368

Comprehensive income	$ 1,222	$ 1,129	$ 3,101	$ 2,142

See accompanying Notes to Consolidated Financial Statements 7

ITEM 1. FINANCIAL STATEMENTS
GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries Guaranty (TX) Capital Trust I and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bank, and one non-bank subsidiary, Guaranty Company. Guaranty Bank has two wholly owned non-bank subsidiaries, Guaranty Leasing Company, GB Com, Inc. and one 51% owned non-bank subsidiary, Guaranty Technology, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2001. The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     Earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Weighted average common shares used in basic EPS	3,004,738	3,072,021	3,020,442	3,149,680
Potential dilutive common shares	13,138	7,957	9,889	4,222

Weighted average common and potential dilutive
common shares used in dilutive EPS	3,017,876	3,079,978	3,030,331	3,153,902

NOTE 3. STOCK OPTIONS

     In 2000, the Company granted nonqualified stock options to certain executive officers of the Company and Guaranty Bank under the Company’s 1998 Stock Incentive Plan. The grants consist of eight-year options to purchase 89,500 shares at an exercise price of $9.30 per share, which was the market price of the Company’s stock on the date the options were granted. The options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter. At September 30, 2001, none of the options are exercisable and 910,500 options remain available for future grant under the 1998 Stock Incentive Plan.

     The weighted-average fair value per share of options granted during 2000 is $2.03. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Dividend yield of 2.59%, expected volatility of 7.67%; risk-free interest rate of 6.42%, and an expected life of 8.00 years.

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” requires pro forma disclosures for companies not adopting its fair value accounting method for stock-based employee compensation. No compensation expense related to stock options is actually recognized. Accordingly, the following pro forma information presents net income and earnings per share for the three and nine months ended September 30, 2001 and 2000 had the SFAS No. 123 fair value method been used to measure compensation cost for stock option plans. (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net earnings:
As reported	$819	$541	$2,280	$ 1,774

Pro forma	$813	$535	$2,262	$ 1,761

Earnings per share:
As reported
Basic	$0.27	$0.18	$0.76	$ 0.56

Diluted	$0.27	$0.18	$0.76	$ 0.56

Pro forma
Basic	$0.27	$0.17	$0.75	$ 0.56

Diluted	$0.27	$0.17	$0.75	$ 0.56

9

The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts. The pro forma effect may increase in the future if more options are granted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses information pertaining to the financial condition and results of operations of Guaranty Bancshares, Inc. and subsidiaries that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements, as well as with the other information presented throughout the report. Certain statements in this Quarterly Report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “Safe Harbor” created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability, matching risks and liquidity risks; and changes in the securities markets and the factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

GENERAL OVERVIEW

     Guaranty Bancshares, Inc. (the “Company”) is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bank (the “Bank”). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through ten banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Commerce, Deport, Paris, Pittsburg, Sulphur Springs, Talco, and Texarkana. The Company also maintains a loan production office in Fort Stockton, Texas to facilitate the process of securing loans in that market.

FINANCIAL OVERVIEW

     Net earnings available to common shareholders for the nine months ended September 30, 2001 was $2.3 million or $0.76 per share compared with $1.8 million or $0.56 per share for the nine months ended September 30, 2000, an increase of $506,000 or 28.5%. The increase is due primarily to an increase in net interest income of $694,000 or 7.6% and an increase in noninterest income of $858,000 or 31.3% offset by an increase in noninterest expense of $741,000 or 8.2%. These increases are due in part to the growth in loans, in deposits and in other liabilities. Net earnings for the three months ended September 30, 2001 were $819,000 or $0.27 per share compared with $541,000 or $0.18 per share for the three months ended September 30, 2000, an increase of $278,000 or 51.4%. The increase is primarily due to an increase in net interest income and noninterest income partly offset by an increase in noninterest expense.

     The first nine months of year 2001 showed steady growth. Gross loans increased to $318.3 million at September 30, 2001, from $287.3 million at December 31, 2000, an increase of $31.0 million or 10.8%. Total assets increased to $445.0 million at September 30, 2001, compared with $411.0 million at December 31, 2000. The increase of $34.0 million or 8.3% in total assets resulted primarily from the investment of increased deposits of $17.7 million, and an increase in FHLB advances of $10.8 million. Total deposits increased to $376.0 million at September 30, 2001 compared to $358.3 million at December 31, 2000, an increase of $17.7 million or 4.9%. Total FHLB advances increased from $12.4 million to $23.2 million to help fund the growth in loans.

     Total shareholders’ equity was $31.7 million at September 30, 2001, representing an increase of $2.3 million or 7.7% from December 31, 2000. This increase is due to earnings for the period of $2.3 million and an increase in accumulated other comprehensive income of $821,000 offset by the purchase of 39,605 shares of treasury stock at a cost of $431,000, and the payment of dividends of $391,000.

RESULTS OF OPERATIONS

Interest Income

     Interest income for the nine months ended September 30, 2001 was $22.6 million, an increase of $1.4 million or 6.8% compared with the nine months ended September 30, 2000. The increase in interest income is due primarily to higher interest income on loans. Average loans were $296.3 million for the nine months ended September 30, 2001, compared with $262.6 million for the nine months ended September 30, 2000, an increase of $33.7 million or 12.8%. Average securities are $71.2 million for the nine months ended September 30, 2001, compared with $85.1 million for the nine months ended September 30, 2000, a decrease of $13.9 million or 16.3%. Interest income for the three months ended September 30, 2001 is $7.5 million, an increase of $118,000 or 1.6% compared with the three months ended September 30, 2000. The increase in the average volume of interest-earning assets is primarily the result of growth in loans. The increases in interest income are offset by a decrease in the average yield earned on interest-earning assets during the three and nine months periods ended September 30, 2001.

Interest Expense

     Interest expense on deposits and other interest-bearing liabilities was $12.8 million for the nine months ended September 30, 2001, compared with $12.1 million for the nine months ended September 30, 2000, an increase of $746,000 or 6.2%. The increase in interest expense is due primarily to a $32.2 million or 10.6% increase in average interest-bearing liabilities to $335.5 million for the nine months ended September 30, 2001, from $303.3 million for the nine months ended September 30, 2000. The increase is partially offset by a decrease in average interest rate paid on interest-bearing liabilities from 5.31% for the nine months ended September 30, 2000 to 5.10% for the nine months ended September 30, 2001. Interest expense was $4.0 million for the three months ended September 30, 2001, compared with $4.5 million for the three months ended September 30, 2000, a decrease of $474,000 or 10.5%. The decrease in interest expense for the comparable three month periods is also due to decreases in average interest rates of interest-bearing liabilities partially offset by increases in average balances.

Net Interest Income

     Net interest income is $9.8 million for the nine months ended September 30, 2001 compared with $9.1 million for the nine months ended September 30, 2000, an increase of $694,000 or 7.6%. The increase in net interest income resulted primarily from growth in average interest-earnings assets to $383.1 million for the nine months ended September 30, 2001, from $351.1 million for the nine months ended September 30, 2000, an increase of $32.0 million or 9.1%. Net interest income is $3.5 million for the three months ended September 30, 2001, compared with $2.9 million for the three months ended September 30, 2000, an increase of $592,000 or 20.4%. The net interest margin increased from 3.22% to 3.56% for the three months ended September 30, 2001 and decreased from 3.48% to 3.43% for the nine months ended September 30, 2001 compared to the same three and nine month period ended September 30, 2000. These decreases for the nine months ended September 30, 2001 can be attributed to the fact that the percentage growth in average interest-bearing liabilities exceeded the percentage growth in average interest-earning assets causing the ratio of average interest-earning assets to average interest-bearing liabilities to decrease. Additionally, the average rate paid on interest-bearing liabilities increased at a faster rate than the average rate earned on interest-earning assets for the comparable nine months periods. The increase for the three month period ended September 30, 2001 compared to the same period ended September 30, 2000, can be attributed to the fact that the average rate paid on interest-bearing liabilities decreased at a faster rate than the average rate earned on interest-earning assets.

     The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2001 and 2000, respectively. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The net interest spread is the difference between the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities. The net interest margin is net interest income as a percentage of average interest-earning assets.

	Three Months Ended September 30,

	2001			2000

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)

Assets
Interest-earning assets:
Loans	$ 307,725	$ 6,263	8.07%	$ 270,183	$ 5,925	8.72%
Securities	76,543	1,209	6.27%	86,902	1,443	6.61%
Federal funds sold	5,060	50	3.92%	2,084	35	6.68%
Interest-bearing deposits in
other financial institutions	356	—	0.00%	29	1	4.61%

Total interest-earning assets	389,684	7,522	7.66%	359,198	7,404	8.20%

Less allowance for loan losses	(2,716)			(2,535)

Total interest-earning
assets, net of allowance	386,968			356,663
Non-earning assets:
Cash and due from banks	13,411			12,056
Premises and equipment	13,576			13,573
Interest receivable and
other assets	18,706			16,379
Other real estate owned	651			347

Total assets	$ 433,312			$ 399,018

Liabilities and shareholders’
Interest-bearing liabilities:
NOW, savings, and money
market accounts	$ 105,029	$ 660	2.49%	$ 98,058	$ 1,040	4.22%
Time deposits	216,017	3,028	5.56%	193,884	2,941	6.03%

Total interest-bearing
deposits	321,046	3,688	4.56%	291,942	3,981	5.42%
FHLB advances and federal funds purchased	11,937	142	4.72%	15,474	323	8.30%
Long-term debt	7,000	194	11.00%	7,000	194	11.03%

Total interest-bearing
liabilities	339,983	$ 4,024	4.70%	314,416	$ 4,498	5.69%

Noninterest-bearing liabilities:
Demand deposits	57,997			53,452
Accrued interest, taxes and
other liabilities	4,189			3,143

Total liabilities	402,169			371,011

Shareholders’ equity	31,143			28,007

Total liabilities and
shareholders’ equity	$ 433,312			$ 399,018

Net interest income		$ 3,498			$ 2,906

Net interest spread			2.96%			2.51%

Net interest margin			3.56%			3.22%

13

	Nine Months Ended September 30,
	2001			2000
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Loans	$ 296,312	$18,602	8.39%	$ 262,579	$16,838	8.57%
Securities	71,202	3,476	6.53%	85,089	4,199	6.59%
Federal funds sold	15,379	553	4.81%	3,447	153	5.93%
Interest-bearing deposits in
other financial institutions	162	—	0.00%	23	1	4.62%

Total interest-earning assets	383,055	22,631	7.90%	351,138	21,191	8.06%

Less allowance for loan losses	(2,716)			(2,497)

Total interest-earning
assets, net of allowance	380,339			348,641

Non-earning assets:
Cash and due from banks	12,365			12,184
Premises and equipment	13,565			13,062
Interest receivable and
other assets	18,131			14,325
Other real estate owned	499			270

Total assets	$ 424,899			$ 388,482

Liabilities and shareholders’
Interest-bearing liabilities:
NOW, savings, and money
market accounts	$ 104,778	$ 2,275	2.90%	$ 96,062	$ 2,953	4.11%
Time deposits	213,908	9,533	5.96%	190,158	8,095	5.69%

Total interest-bearing
deposits	318,686	11,808	4.95%	286,220	11,048	5.16%
FHLB advances and federal funds purchased	9,777	412	5.63%	12,196	598	6.55%
Long-term debt	7,000	577	11.02%	4,897	405	11.05%

Total interest-bearing
liabilities	335,463	$12,797	5.10%	303,313	$12,051	5.31%

Noninterest-bearing liabilities:
Demand deposits	54,760			54,572
Accrued interest, taxes and
other liabilities	4,047			2,626

Total liabilities	394,270			360,511

Shareholders’ equity	30,629			27,971

Total liabilities and
shareholders’ equity	$ 424,899			$ 388,482

Net interest income		$ 9,834			$ 9,140

Net interest spread			2.80%			2.75%

Net interest margin			3.43%			3.48%

14

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

	Three Months Ended September 30,
	2001 vs. 2000
	Increase (Decrease) Due to
	Volume (Unaudited)	Rate	Total
Interest-earning assets:
Loans	$ 842	$(504)	$ 338
Securities	(168)	(66)	(234)
Federal funds sold	50	(35)	15
Interest-bearing deposits in other
financial institutions	—	(1)	(1)

Total increase (decrease) in interest income	724	(606)	118

Interest-bearing liabilities:
NOW, savings, and money market
accounts	77	(457)	(380)
Time deposits	342	(255)	87
FHLB advances	(73)	(108)	(181)
Long-term debt	1	(1)	—

Total increase (decrease) in interest expense	347	(821)	(474)

Increase in net interest income	$ 377	$ 215	$ 592

	Nine Months Ended September 30,
	2001 vs. 2000
	Increase (Decrease) Due to
	Volume (Unaudited)	Rate	Total
Interest-earning assets:
Loans	$ 2,146	$(382)	$ 1,764
Securities	(688)	(35)	(723)
Federal funds sold	529	(129)	400
Interest-bearing deposits in other
financial institutions	—	(1)	(1)

Total increase (decrease) in interest income	1,987	(547)	1,440

Interest-bearing liabilities:
NOW, savings, and money market
accounts	268	(946)	(678)
Time deposits	1,003	435	1,438
FHLB advances	(119)	(67)	(186)
Long-term debt	172	—	172

Total increase (decrease) in interest expense	1,324	(578)	746

Increase in net interest income	$ 663	$ 31	$ 694

15

Provision for Loan Losses

     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of the Company’s loan portfolio by Independent Bank Services, L.C. and the annual examination of the Company’s financial statements by its independent auditors. The provision for loan losses for the nine months ended September 30, 2001, is $681,000 compared with $445,000 for the nine months ended September 30, 2000, an increase of $236,000 or 53.0%. The provision for loan losses for the three months ended September 30, 2001, is $341,000 compared with $130,000 for the three months ended September 30, 2000, an increase of $211,000 or 162.3%. The increases are due to the increases in average loans of 13.9% and 12.8% over the comparable three and nine month periods. Management believes increasing the allowance for loan losses is prudent as total loans, particularly higher-risk commercial, construction, and consumer loans, increase.

Noninterest Income

The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Service charges on deposit accounts	$ 682	$616	$1,986	$ 1,755
Fee income	176	213	513	539
Fiduciary income	37	35	100	78
Other noninterest income	258	129	586	400
Realized gain (loss) on securities	94	—	411	(34)

Total noninterest income	$1,247	$993	$3,596	$ 2,738

     The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Noninterest income for the three and nine month periods ended September 30, 2001 increased $254,000 or 25.6%, and $858,000 or 31.3%, respectively, over the same periods ended September 30, 2000. The increase in noninterest income for the three and nine month periods ended September 30, 2001 is primarily due to an increase in service charges on deposit accounts created by an increase in the number of deposit accounts offset by a decrease in fee income of $37,000 or 17.4%, and $26,000 or 4.8% for the three and nine month periods ended September 30, 2001, over the three and nine month periods ended September 30, 2000. Other noninterest income increased $129,000 or 100.0% and $186,000 or 46.5% during the same periods due primarily to increased gains on sale of other real estate of $112,000 and sale of loans of $59,000 for the nine month comparative periods. The Company also had net gains (losses) on sale of securities for the three and nine month periods ended September 30, 2001 of $94,000 and $411,000 compared to $0 and ($34,000) for the same periods in 2000.

Noninterest Expenses

The following table presents, for the periods indicated, the major categories of noninterest expenses (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Employee compensation and benefits	$1,933	$1,688	$5,643	$5,097

Non-staff expenses:
Net bank premises expense	479	447	1,402	1,278
Office and computer supplies	54	86	213	260
Legal and professional fees	214	160	418	407
Advertising	39	79	200	241
Postage	65	39	137	113
FDIC insurance	27	21	60	54
Other	535	513	1,744	1,626

Total non-staff expenses	1,413	1,345	4,174	3,979

Total noninterest expenses	$3,346	$3,033	$9,817	$9,076

     Employee compensation and benefits expense increased $245,000 or 14.5%, and $546,000 or 10.7%, for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. The increase for both the three and nine month periods ended September 30, 2001 is due primarily to normal salary increases and additional staff placement in the Texarkana, Sulphur Springs, and Paris locations to handle customer growth. The number of full-time equivalent employees is 197 at September 30, 2001, compared with 196 at September 30, 2000, an increase of 0.5%.

     Non-staff expenses increased $68,000 or 5.1% and $195,000 or 4.9% for the three and nine month periods ended September 30, 2001, compared with the same periods in 2000. Net bank premises expense increased $32,000 or 7.2% and $124,000 or 9.7% over the comparable periods due to construction and remodeling projects completed in 2000.

     Other non-staff expenses increased $22,000, or 4.3% and $118,000, or 7.3%, over the comparable three and nine month periods due to the addition of new locations which, among other expenses, resulted in increases in director fees, supplies expense, ATM expenses, and amortization of goodwill.

Income Taxes

     Income tax expense increased $69,000 or 11.8% to $652,000 for the nine months ended September 30, 2001 from $583,000 for the same period in 2000. Income tax expense is $239,000 for the three months ended September 30, 2001 compared with $195,000 for the three months ended September 30, 2000, an increase of $44,000 or 22.6%. The change in income tax expense is primarily attributable to the change in income before income tax. The increase is a result of fewer tax deductions available from the Company’s leveraged leasing activities. The income stated on the consolidated statement of earnings differ from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

Loan Portfolio

     Gross loans are $318.3 million at September 30, 2001, an increase of $31.0 million or 10.8% from $287.3 million at December 31, 2000. Loan growth occurred primarily in 1-4 family residential loans, nonresidential, and non farm land loans due to continued strong demand in the various markets that the Company serves. Loans comprised 78.0% of total interest-earning assets at September 30, 2001 compared with 76.8% at December 31, 2000.

     The following table summarizes the loan portfolio of the Company by type of loans as of September 30, 2001 and December 31, 2000 (dollars in thousands):

	September 30, 2001		December 31, 2000
	Amount	Percent	Amount	Percent

	(Unaudited)

Commercial and industrial	$ 62,818	19.73%	$ 66,616	23.18%
Agriculture	9,543	3.00	8,318	2.89
Real estate:
Construction and land development	6,990	2.20	7,316	2.55
1-4 family residential	120,853	37.96	102,614	35.71
Farmland	10,038	3.15	7,716	2.69
Non-residential and non-farmland	66,380	20.85	61,224	21.31
Multi-family residential	8,534	2.68	4,946	1.72
Consumer	33,176	10.43	28,585	9.95

Total loans	$318,332	100.00%	$287,335	100.00%

Allowance for Loan Losses

     In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio. Management determines the adequacy of the allowance through its evaluation of the loan portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans when are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. Loans charged-off, net of recoveries, during the nine month period ended September 30, 2001 increased $146,000 or 46.1% over the same period ended September 30, 2000. At September 30, 2001, and September 30, 2000, the allowance for loan losses totaled $2.8 million or 0.88% of gross loans and $2.6 million or 0.93% of gross loans respectively. The allowance for loan losses as a percentage of nonperforming loans was 56.76% at September 30, 2001.

Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

	Nine months ended September 30, 2001	Nine months ended September 30, 2000
	(Unaudited)

Average loans outstanding	$ 296,312	$ 262,579

Gross loans outstanding at end of period	$ 318,332	$ 282,423

Allowance for loan losses at beginning of period	$ 2,578	$ 2,491
Provision for loan losses	681	445
Charge-offs:
Commercial and industrial	(328)	(245)
Real estate	(130)	(79)
Consumer	(199)	(136)
Recoveries:
Commercial and industrial	25	75
Real estate	120	7
Consumer	49	61

Net loan (charge-offs)	(463)	(317)

Allowance for loan losses at end of period	$ 2,796	$ 2,619

Ratio of allowance to end of period loans	0.88%	0.93%
Ratio of net charge-offs to average loans	0.16%	0.12%

Ratio of allowance to end of period nonperforming loans	56.76%	62.75%
20

NONPERFORMING ASSETS

     Nonperforming assets were $5.8 million at September 30, 2001 compared with $5.0 million at December 31, 2000. Nonaccrual loans increased $1.4 million from $1.2 million at December 31, 2000 to $2.6 million at September 30, 2001. This increase is due primarily to two large commercial lines added to non-accrual status totaling $1.7 million. These lines are currently in a liquidation mode. They have collateral values, which exceed the total debt, and no loss is anticipated. Accruing loans 90 or more days past due decreased $1.2 million, from $3.5 million at December 31, 2000 to $2.3 million at September 30, 2001. This decrease is due primarily to the two large commercial lines added to non-accrual status as discussed above and to collection efforts of previously past due credits. Other real estate increased $570,000 during the same comparative periods. The increase is primarily the result of loans that were foreclosed on during the period totaling $1.1 million, net of sales of properties with a carrying value of $532,000. Management anticipates minimal losses on the total of theses new nonperforming assets. The ratio of nonperforming assets to total loans and other real estate was 1.81% and 1.73% at September 30, 2001 and December 31, 2000, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	September 30, 2001	December 31, 2000
	(Unaudited)

Nonaccrual loans	$2,635	$1,214
Accruing loans 90 or more days past due	2,291	3,488

Total nonperforming loans	4,926	4,702
Other real estate	844	274

Total nonperforming assets	$5,770	$4,976

SECURITIES

     Securities totaled $89.5 million at September 30, 2001, an increase of $7.9 million or 9.6% from $81.6 million at December 31, 2000. At September 30, 2001, securities represented 20.1% of total assets compared with 19.9% of total assets at December 31, 2000. The yield on average securities for the nine months ended September 30, 2001, is 6.53% compared with 6.59% for the same period in 2000. At September 30, 2001, securities included $5.6 million in U.S. Government securities, $36.9 million in mortgage-backed securities, $38.1 million in collateralized mortgage obligations, $1.8 million in equity securities, and $7.1 million in municipal securities. The average life of the securities portfolio at September 30, 2001, is approximately 3.3 years, however, all of the Company’s securities are classified as available-for-sale.

DEPOSITS

     At September 30, 2001, demand, money market and savings deposits account for approximately 44.1% of total deposits, while certificates of deposit make up 55.9% of total deposits. Total deposits increased $17.7 million or 4.9% from December 31, 2000 to September 30, 2001. This increase comes primarily from an increase in noninterest-bearing demand deposits of $10.4 million or 18.8% and an increase in certificates of deposits of $8.1 million or 4.0%. Noninterest-bearing demand deposits totaled $65.7 million or 17.5% of total deposits at September 30, 2001, compared with $55.3 million or 15.4% of total deposits at December 31, 2000. The average cost of deposits, including noninterest-bearing demand deposits, is 4.95% for the nine months ended September 30, 2001 compared with 5.16% for the same period in 2000.

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

     The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first nine months of 2001 are the securities purchases of $48.0 million, securities sales of $23.3 million, securities calls, maturities, and principal repayments of $18.6 million, the net increase in loans of $32.1 million, the net increase in federal funds sold of $5.0 million, the net increase of long-term debt of $19.8 million, the net increase in deposits of $17.7 million, and the net decrease in short-term debt of $9.0 million.

CAPITAL RESOURCES

     Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC), with respect to Guaranty Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of September 30, 2001, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios are 11.47%, 12.35%, and 8.55%, respectively. As of September 30, 2001, Guaranty Bank’s risk-based capital ratios remain above the levels required for Guaranty Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 11.08%, 11.97%, and 8.26%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142) was issued in June 2001. FAS 142 provides guidance on the treatment of goodwill and other intangible assets. This standard is effective for fiscal years beginning after December 15, 2001. Upon adoption of FAS 142, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Recognized intangible assets with determinable useful lives will continue to be amortized. The Company will adopt FAS 142 effective January 1, 2002 and does not expect a material financial impact, however at the date of this filing the effects are not currently known.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the market risk information disclosed in the Company’s Form 10-K for the year ended December 31, 2000. Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity and Liquidity.”

ITEM 1. LEGAL PROCEEDINGS

     The Company faces ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material adverse effect upon the business, results of operations or financial condition of the Company.

     In March 2000, the Company filed an action in the District Court of Titus County, Texas against Guaranty Federal Bank, F.S.B., a thrift institution, after the Company discovered that Guaranty Federal Bank, F.S.B. was using the name, “Guaranty Bank”, in its business dealings. The case seeks a declaratory judgment that the Company has the sole right to the name “Guaranty Bank”. As of the date of the filing of this report, the status of this litigation remains uncertain. As this action involves a determination of intellectual property rights, management does not believe the case will have any material effect on the financial condition of the Company.

     As disclosed by the Company in its Form S-1 filed with the Commission on May 6, 1998, the Internal Revenue Service has been conducting a review of the Company’s ownership interest in certain partnerships and the tax treatment of losses in such partnerships. On October 5, 2001, the Company was notified that the Internal Revenue Service has disallowed an item of partnership loss in the amount of $487,313.00 for taxable year 1992 with respect to one of the partnerships under examination in which the Company is a partner. Based upon advice of counsel, the Company believes that the Internal Revenue Service’s disallowance is unsupported by competent authority. Accordingly, the Company is seeking an administrative review of the Internal Revenue Service’s determination. In the event that the administrative review is unsuccessful, the Company intends to seek a judicial review of this matter. Although unlikely, an adverse judicial determination with respect to this matter may have an adverse material effect on the Company’s financial results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     On October 25, 2001, the Company filed a late filing of its Form 11-K for the fiscal year ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Quarterly Report on Form 10Q:

(1) Exhibits –The following exhibits are filed as a part of this Quarterly Report on Form 10Q:

11 Statement regarding computation of earnings per share

(b) Reports on Form 8-K

Form 8-K was filed on October 19, 2001. Under Item 4, changes in Registrant’s Certifying Accountant, the Company was notified on October 12, 2001 that the partners and employees of Fisk & Robinson, P.C. had merged with McGladrey & Pullen, L.L.P. and that the accounting firm of Fisk & Robinson, P.C. would no longer exist and, therefore, would no longer be the independent auditor for the Registrant. McGladrey & Pullen, L.L.P. was appointed as the Registrant’s new auditor.

23

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC. (Registrant)

Date: November 9, 2001	By: /s/ Arthur B. Scharlach, Jr. Arthur B. Scharlach, Jr. President (Principal Executive Officer)

Date: November 9, 2001	By: /s/ Clifton A. Payne Clifton A. Payne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

24

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

11	Statement regarding computation of earnings per share	Reference is hereby made to Note 2 of Notes to Consolidated Financial Statements on page 8 hereof.

25