Form 10-K
period 2001-12-31
GUARANTY BANCSHARES INC /TX/
filed 2002-03-15
CIK 1058867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001 OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-23113 GUARANTY BANCSHARES, INC. (Exact name of registrant as specified in its charter)

Texas	75-1656431
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)

100 West Arkansas	75455
Mount Pleasant, Texas	(Zip Code)
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     As of February 25, 2002, the number of outstanding shares of Common Stock was 3,004,428. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $39.1million.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2002 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2001, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

     Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•	changes in local economic and business conditions which adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the timing, impact and other uncertainties of the Company’s potential future acquisitions, including the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	changes in the Company’s ability to pay dividends on its Common Stock;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	the effects of the Internal Revenue Service’s examination regarding the Company’s leveraged leasing transactions;

•	changes in economic and business conditions which would adversely affect the value of the Aircraft Finance Trust (“AFT”), and cause the Company to not fully realize its current investment in AFT; and

•	changes in status and government regulations or their interpretations applicable to bank holding companies and the Company’s present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

- 3 -

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Item 1.	Business

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

     The Company has grown through a combination of internal growth, the acquisition of community banks and the opening of new community banking offices. In 1992, the Company established its Deport, Texas location by acquiring certain assets and liabilities of the First National Bank of Deport (the “Deport Bank”). The Deport Bank also had a branch in Paris, Texas, which the Company acquired. To enhance its expansion into the Paris community, in 1994 the Company constructed a new facility to serve as its Paris location. In 2001, the Paris facility was expanded from approximately 5,400 square feet to approximately 9,700 square feet, again to service the expanded customer base. In 1993, the Company purchased a commercial bank in Bogata, Texas and in 1996 opened a second retail-service banking facility in Mount Pleasant. In 1997, the Company merged Talco State Bank into the Bank and opened a full-service location in Texarkana. Texarkana is the center of a trade area encompassing approximately 123,000 people. Management of the Company believes that this trade area provides opportunity for strong continued growth in loans and deposits. Texas Highway 59 (scheduled to become Interstate 69), which serves as the primary “NAFTA Highway” linking the interior United States and Mexico, is a main artery to Texarkana. The increased traffic along this NAFTA Highway is expected to enhance economic activity in this area and create more opportunities for growth. In 1998, the Company completed a new facility in Texarkana to enhance its expansion in the Texarkana market. In 1999, the Company opened a full-service location in Pittsburg, Texas, a community of approximately 4,500 people located 12 miles from Mount Pleasant. Also in 1999, the Company acquired the First American Financial Corporation, (“First American”), with locations in Sulphur Springs and Commerce, Texas. The Company also acquired First American’s wholly owned mortgage company. In 2000, the operations of the mortgage subsidiary, which were being continued by the Company under the name Guaranty Mortgage Company, were merged into the Bank. Also in August 2000, the Company was granted approval by the Texas Department of Banking to open a loan production office in Fort Stockton, Texas. In December of 2000, the Company was granted approval by the Department to operate this facility as a full-service bank location. As of December 31, 2001, the Company continues to operate the Fort Stockton location as a loan production office.

     The Company has developed a community-banking network, with most of its offices located in separate communities. Lending and investment activities are funded from a strong core deposit base consisting of approximately 38,000 deposit accounts. Each of the Company’s offices has the authority and flexibility to make pricing decisions within overall ranges developed by the Company as a form of quality control. Management of the Company believes that its responsiveness to local customers and ability to adjust deposit rates and price loans at each location gives it a distinct competitive advantage. Employees are committed to personal service and developing long-term customer relationships, and adequate staffing is provided at each location to ensure that customers’ needs are well addressed. The Company provides economic incentives to its officers to develop additional business for the Company and to cross-sell additional products and services to existing customers.

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

     The Bank owns interests in four entities which complement the Company’s business: (i) Guaranty Leasing Company (“Guaranty Leasing”), which finances equipment leases and has engaged in certain transactions which have resulted in the recognition of federal income tax losses deductible by the Company; (ii) GB Com, Inc., a nominee company; (iii) BSC Securities, L.C. (“BSC”), which provides brokerage services; and, (iv) Independent Bank Services, L.C. (“IBS”), which performs compliance, loan review, internal audit and EDP audit functions. These entities are accounted for in the Bank’s financial statements using the equity method of accounting and are included in other assets on the balance sheet.

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

     Continue Strong Core Growth. In recent years, the Company has increased its market share in each of the communities in which it maintains a full-service banking facility. In its principal location of Mount Pleasant, the Company’s market share of financial institution deposits is approximately 44.5% for the year ended December 31, 2001. Deposits at the Paris location grew 24.1% in 2000 and 10.6% in 2001. Deposits at the Commerce location, which opened in September of 1999, grew 9.6% in 2000, and $6.5 million in 2001. Deposits at the Pittsburg location, which opened in May 2000, grew $9.5 million in 2000 and $2.9 million in 2001 representing 8.4% of the market share in Camp County. Deposits at the Sulphur Springs location represent an approximate market share of 13.9%. The Company is well known in its geographic area as a result of its longevity and reputation for service. The Company intends to grow by continuing to seek strategic acquisitions and branching opportunities.

     Enhance Technology. The Company has embraced technological change as a way to remain competitive, manage operational costs associated with growth and offer superior products to its customers. Recent technological implementations include end-user Internet Banking, electronic bill and note payment, check, loan file, and other document imaging, optical report archival and an automated voice response system. Currently, the Company is evaluating several additional enhancements that will improve its ability to deliver information internally to improve productivity and externally to provide convenience and timeliness to its growing customer base. Such enhancements include high-speed wireless communications between all locations combining data and voice traffic, and on-line account reconciliation and internal transfers. The Company has made significant investments in technology, and has become a technological leader in its market.

     Offer Competitive Products. The Company recognizes its competition is not solely banks, but brokerage houses, insurance companies, credit unions and various other competitors, and that in order to thrive it must be competitive in the products that it offers. The Company offers a full range of commercial loan products, including term loans, lines of credit, fixed asset loans and working capital loans. The Company also offers consumers a full range of personal loan products including automobile loans, home improvement loans, consumer loans and mortgage loans. The Company also has a wide variety of deposit products, including a Premier Money Market Account that pays a rate competitive with most brokerage investment accounts and has been very attractive to customers. This product, coupled with certificates of deposit, NOW accounts, savings accounts, Internet banking, free checking, debit cards and overdraft protection, gives the customer a full complement of deposit products at competitive rates.

     Expand Revenue Sources. In order to provide service to its customers and to augment revenues, the Company offers trust services and brokerage services through BSC, a full-service brokerage company. BSC offers a complete array of investment options including stocks, bonds, mutual funds, financial and retirement planning, tax advantaged investments and asset allocations. BSC offers securities through Southwest Securities, a Texas-based independent clearing firm and is licensed and regulated through the National Association of Securities Dealers, the Securities and Exchange Commission and various state and federal banking authorities. The Company’s Trust Department offers complete trust services, including estate administration and custody, trust and asset management services. Management believes that an aging affluent population will foster an increase in the need for professional estate administration services. The maturing of the baby boomer generation is creating a market for asset management services. The Trust Department is in a unique position since there is little competition for trust services in the Company’s markets. Because of the Company’s strong presence in its markets, management believes that banking relationships can be leveraged into growth for the Trust Department. Growth in trust assets and corresponding management fees will result from expanding estate administration, traditional trust services, asset management services and custodial services in the Company’s markets.

     Improve Operating Efficiencies. In order to control overhead expenses, the Company seeks to provide a full range of services as effectively as possible. Through BSC, the Company is able to provide its customers with full brokerage services without having to carry the entire cost itself due to a shared cost agreement with other banks. Similarly, the Company enjoys the compliance and loan review functions provided by IBS on a shared cost basis with a group of other banks participating in this arrangement. The Company has spent the last nine years and considerable revenue expanding its market and improving the delivery of its financial products, which has resulted in a higher than desired efficiency ratio. Beginning with the acquisition of the Deport Bank in 1992, the Company has added nine locations. As a result, it has taken longer for the Company to achieve the desired economies of scale, but with its growth rate, those economies are beginning to be realized and the efficiency ratio is expected to show declining trends in the future. The Company has the support staff and related fixed asset investments to accommodate additional growth and enjoy additional economies of scale.

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

Leveraged Lease Transactions

     In a series of transactions in 1992, 1994 and 1995, Guaranty Leasing acquired limited partnership interests in certain partnerships (collectively, the “Partnerships” or individually, a “Partnership”) engaged in the equipment leasing business. The investments were structured by TransCapital Corporation (“TransCapital”) through various subsidiaries and controlled partnerships.

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

     The Partnership incurs a tax loss while the master lease/sublease structure is in place, primarily because deductions for rentals paid under the master lease exceed taxable interest income under the purchase money note. Consequently, Guaranty Leasing has reported tax losses as a result of its investments in the Partnerships, which were deductible by the Company. In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by a Partnership during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed. In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by a Partnership during 1992 of $487,000 would also be disallowed. The Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. The Partnership plans to appeal the Service’s determination with the Service’s Appellate Division. If the appeal is unsuccessful, the Partnership plans to litigate the matter in Tax Court. Any final determination with respect to the Partnership will be binding on the Company. If the Service is ultimately successful in redetermining the Partnership’s tax liability, the Company’s tax deductions taken in 1992, 1994, 1995 and 1996 may be disallowed and its tax liability may be adjusted, which may have a material adverse affect on the Company. The Partnership is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position.

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

     Management believes its investment in AFT has been permanently impaired by declines in air travel and reduced demand for commercial aircraft. During the third quarter of 2001, AFT recorded an impairment charge of $18,158,000 related to two airplanes. In addition, management has received indications the appraised value of AFT’s fleet of airplanes may have declined approximately 9 percent from the year earlier level. Although the investment has had limited marketability, management believes these facts, coupled with the uncertainty surrounding the air transport industry, indicate the value of its investment in AFT has been permanently impaired. Accordingly, an impairment charge was made to income and the carrying amount of the investment was reduced to $1.5 million in the fourth quarter of 2001.

Employees

As of December 31, 2001, the Company had 184 full-time employees and 30 part-time employees, 75 of whom were officers of the Bank. All employees are non-union employees. The Company provides medical and hospitalization insurance to its full-time employees. The Company considers its relations with employees to be excellent.

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

     Financial Modernization. On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and;

•	filing of suspicious activities reports regarding securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

     The Company is unable to predict the impact of such laws on its financial condition or results of operations at this time.

     Under the Financial Services Modernization Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to the rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to nonaffiliated third parties and afflilates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

     These privacy provisions will affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company’s financial condition or results of operations.

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

     Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2001, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 11.52% and its ratio of total capital to total risk-weighted assets was 12.58%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2001, the Company’s leverage ratio was 8.44%.

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

     Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment and annuity issuance. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

     Although the powers of state-chartered banks with respect to engaging in financial activities are not specifically addressed in the Gramm-Leach-Bliley Act, state banks, such as the Bank, will have the same if not greater powers as national banks through the parity provision contained in the Texas Constitution.

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

     Restrictions on Transactions With Affiliates and Insiders. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by the securities or obligations of the Company or its subsidiaries.

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

     Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles in the United States of America, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

     The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2001, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 10.83% and its ratio of total capital to total risk-weighted assets was 11.85%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy, which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 2001, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.25%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

     Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2001. The Bank’s capital ratios exceeded the minimum requirements for “well capitalized” institutions under the regulatory framework for prompt corrective action at December 31, 2001. As a result, the Company does not believe that FDICIA’s prompt corrective action regulations will have any material effect on the activities or operations of the Bank. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

     Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

     Expanding Enforcement Authority. One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution, which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

     The Company conducts business at eleven banking locations, two of which are located in Mount Pleasant, eight are located in the Northeast Texas communities of Bogata, Commerce, Deport, Paris, Pittsburg, Sulphur Springs, Talco, Texarkana and one located in the west Texas community of Fort Stockton. The Company’s headquarters are located at 100 West Arkansas in Mount Pleasant in a two-story office building. The Company owns all of its locations. The following table sets forth specific information on each of the Company’s locations:

Location	Address	Deposits at December 31, 2001
		(Dollars in thousands)

Bogata	110 Halesboro Street, Bogata, Texas 75417	$ 15,780
Commerce	1108 Park Street, Commerce, Texas 75429	23,595
Deport	111 Main Street, Deport, Texas 75435	9,417
Fort Stockton	#1 Spring Drive, Fort Stockton, Texas 75435	—	(1)
Mount Pleasant-Downtown	100 West Arkansas, Mount Pleasant, Texas 75455	160,610
Mount Pleasant-South	2317 South Jefferson, Mount Pleasant, Texas 75455	4,036
Paris	3250 Lamar Avenue, Paris, Texas 75460	64,074
Pittsburg	116 South Greer Blvd., Pittsburg, Texas 75686	17,016
Sulphur Springs	919 Gilmer Street, Sulphur Springs, Texas 75482	54,741
Talco	104 Broad Street, Talco, Texas 75487	14,266
Texarkana	2202 St. Michael Drive, Texarkana, Texas 75503	19,744

(1) Location operates as a loan production office. - 14 -

Item 3.	Legal Proceedings

     The Company faces ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material adverse effect upon the business, results of operations or financial condition of the Company.

     In March 2000, the Company filed an action in the District Court of Titus County, Texas against Guaranty Federal Bank, F.S.B., (“Guaranty Federal”) a thrift institution, after the Company discovered that Guaranty Federal was using the name, “Guaranty Bank”, in its business dealings. The case sought a declaratory judgment that the Company has the sole right to the name “Guaranty Bank”. In November 2001, a settlement was reached. In exchange for $3.0 million, the Company dropped the lawsuit against Guaranty Federal and the Company agreed to change its name by December 31, 2002. At December 31, 2001, the financial statements of the Company reflect the effect of this settlement.

     As disclosed by the Company in its Form S-1 filed with the Commission on May 6, 1998, the Internal Revenue Service has been conducting a review of the Company’s ownership interest in certain partnerships and the tax treatment of losses in such partnerships. On October 5, 2001, the Company was notified that the Internal Revenue Service has disallowed an item of partnership loss in the amount of $487,313 for taxable year 1992 with respect to one of the partnerships under examination in which the Company is a partner. Based upon advice of counsel, the Company believes that the Internal Revenue Service’s disallowance is unsupported by competent authority. Accordingly, the Company is seeking an administrative review of the Internal Revenue Service’s determination. In the event that the administrative review is unsuccessful, the Company intends to seek a judicial review of this matter. Although unlikely, an adverse judicial determination with respect to this matter may have an adverse material effect on the Company’s financial results.

Item 4.	Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

     The Common Stock began trading on May 21, 1998 and is listed on the Nasdaq National Market System (“Nasdaq NMS”) under the symbol “GNTY”. Prior to that date, the Company’s Common Stock was privately held and not listed on any public exchange or actively traded. The Company had a total of 3,004,428 shares outstanding at December 31, 2001. As of December 31, 2001, there were 420 registered shareholders of record. The number of beneficial shareholders is unknown to the Company at this time.

The following table presents the high and low Common Stock prices reported on the Nasdaq NMS by quarter during the two years ended December 31, 2001:

	2001		2000
	High	Low	High	Low
Fourth quarter	$ 14.10	$ 11.01	$ 11.13	$ 10.00
Third quarter	14.10	11.05	11.63	9.50
Second quarter	11.25	10.75	12.63	10.00
First quarter	11.19	10.25	10.25	8.75

     Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1980, and paid semi-annual dividends aggregating $0.28 per share per annum in 2001, there is no assurance that the Company will continue to pay dividends in the future.

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

     The cash dividends paid per share by quarter were as follows:

	2001	2000	1999
Fourth quarter	$ 0.15	$ 0.13	$ 0.13
Third quarter	—	—	—
Second quarter	0.13	0.12	0.12
First quarter	—	—	—

- 16 -

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of and for the five years ended December 31, 2001 are derived from the Company’s Consolidated Financial Statements, which have been audited by independent certified public accountants.

	As of and for the Years Ended December 31
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$ 29,861	$ 29,017	$ 21,568	$ 18,368	$ 17,009
Interest expense	16,363	16,742	10,506	8,951	8,192

Net interest income	13,498	12,275	11,062	9,417	8,817
Provision for loan losses	1,385	595	310	540	355

Net interest income after provision for loan losses	12,113	11,680	10,752	8,877	8,462
Noninterest income	6,201	3,723	3,374	2,826	1,657
Noninterest expense	13,519	12,140	10,259	8,488	7,446

Earnings before taxes	4,795	3,263	3,867	3,215	2,673
Provision for income tax expense	1,505	755	745	541	273

Net earnings	3,290	2,508	3,122	2,674	2,400
Preferred stock dividend	—	—	—	37	74
Net earnings available to common shareholders	$ 3,290	$ 2,508	$ 3,122	$ 2,637	$ 2,326

Common Share Data (1):
Net earnings (basic and diluted) (2)	$ 1.09	$ 0.80	$ 1.03	$ 0.95	$ 0.91
Book value	10.59	9.67	8.77	8.21	6.84
Tangible book value	9.82	8.85	7.81	8.14	6.74
Cash dividends	0.28	0.25	0.25	0.24	0.22
Dividend payout ratio	25.56%	30.70%	24.58%	26.38%	24.24%
Weighted average common shares outstanding
(in thousands)	3,016	3,126	3,045	2,782	2,547
Period end shares outstanding (in thousands)	3,004	3,044	3,232	2,898	2,548

Balance Sheet Data:
Total assets	$460,509	$411,031	$370,438	$272,906	$244,157
Securities	81,715	81,620	79,761	51,367	58,139
Loans	331,255	287,335	255,209	185,886	157,395
Allowance for loan losses	3,346	2,578	2,491	1,512	1,129
Total deposits	383,279	358,265	328,637	242,325	222,961
Total common shareholders’ equity	31,827	29,425	28,496	23,796	17,426

Average Balance Sheet Data:
Total assets	$432,200	$394,496	$309,247	$253,633	$228,782
Securities	74,693	84,933	58,308	47,972	50,089
Loans	302,656	267,996	213,737	169,754	146,061
Allowance for loan losses	2,735	2,519	1,876	1,397	1,070
Total deposits	374,566	345,342	276,525	227,919	208,401
Total common shareholders’ equity	30,629	28,266	25,989	21,363	16,508

(Table continues on next page.) - 17 -

	As of and for the Years Ended December 31
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data)
Performance Ratios:
Return on average assets	0.76%	0.64%	1.01%	1.05%	1.05%
Return on average common equity	10.34	8.87	12.01	12.34	14.09
Net interest margin	3.46	3.44	3.93	4.07	4.24
Efficiency ratio (3)	70.10	75.72	71.12	69.33	71.09

Asset Quality Ratios(4):
Nonperforming assets to total loans and other real estate	1.87%	1.73%	0.43%	0.67%	1.22%
Net loan charge-offs to average loans	0.20	0.19	0.08	0.09	0.19
Allowance for loan losses to total loans	1.01	0.90	0.98	0.81	0.72
Allowance for loan losses to nonperforming loans (5)	59.23	54.83	244.94	130.80	92.85

Capital Ratios (4):
Leverage ratio	8.44%	8.60%	8.21%	9.30%	7.87%
Average shareholders’ equity to average total assets	7.09	7.17	8.40	8.59	7.58
Tier 1 risk-based capital ratio	11.52	11.79	9.86	12.29	11.16
Total risk-based capital ratio	12.58	12.69	10.83	13.08	11.86

(1)	Adjusted for a seven for one stock split effective March 24, 1998.

(2)	Net earnings per share are based upon the weighted average number of common shares outstanding during the period.

(3)	Calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding securities losses or gains.

(4)	At period end, except net loan charge-offs to average loans, and average shareholders’ equity to average total assets.

(5)	Non performing loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

- 18 -

Item 7.	Management’s Discussion and Analysis of Financial Condition andResults of Operations

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

Overview

     Net earnings available to common shareholders were $3.3 million, $2.5 million and $3.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, and net earnings per common share were $1.09, $0.80 and $1.03 for these same periods. The increase in earnings from 2000 to 2001 resulted primarily from an increase in net interest income, caused by a growth in interest earning assets and a lower cost of funds, and an increase in noninterest income offset by an increase in the provision for loan losses and an increase in noninterest expense. Average interest earning assets increased from $356.4 million to $390.3 million, or 9.5% for the year ended December 31, 2001 while the average cost of funds were 5.42% for the twelve months ended December 31, 2000 compared to 4.80% for the same period in 2001, a decrease of 11.4%. Noninterest income increased $2.5 million or 66.6% from $3.7 million for the twelve months ended December 31, 2000 to $6.2 million for the same period in 2001. This increase was generated from the settlement of the Guaranty Federal lawsuit of $3.0 million and an increase in service charge income of $282,000 or 11.8% offset by a loss from subsidiaries of $1.4 million which was caused primarily from a write-down for permanent impairment of the AFT lease. The provision for loan loss increased from $595,000 for the twelve months ended December 31, 2000 to $1.4 million for the same period in 2001 due primarily to loan growth, an increase in problem assets and deteriorating national economy. Noninterest expenses increased $1.4 million or 11.36% during the same comparative period primarily due to increases in personnel related cost. The decrease in earnings from 1999 to 2000 resulted primarily from an increase in interest expense caused by higher cost of funds and a growth in interest-bearing liabilities and an increase in noninterest expense offset by an increase in noninterest income. The Company posted returns on average assets of 0.76%, 0.64% and 1.01 % and returns on average common equity of 10.74%, 8.87% and 12.01% for the years ended December 31, 2001, 2000 and 1999, respectively.

     Total assets at December 31, 2001, 2000 and 1999 were $460.5 million, $411.0 million and $370.4 million, respectively. Total deposits at December 31, 2001, 2000 and 1999 were $383.3 million, $358.3 million and $328.6 million, respectively. Deposits increased by $25.0 million or 7.0% in 2001 compared with fiscal 2000 and by $29.7 million or 9.0% in 2000 compared with fiscal 1999. These increases were primarily attributable to internal growth in the Commerce, Paris, Pittsburg and Mt. Pleasant locations in 2001 and attributable to free checking growth and certificate of deposit campaigns and to the First American acquisition in September 1999. At December 31, 2001, 2000 and 1999, investment securities totaled $81.7 million, $81.6 million and $79.8 million, respectively. The increase of investment securities in 2001 and 2000 was primarily attributable to the increase in unrealized gain on securities available for sale of $585,000 million from December 31, 2000 to December 31, 2001 and $1.9 million from December 31, 1999 to December 31, 2000. Common shareholders’ equity was $31.8 million, $29.4 million and $28.5 million at December 31, 2001, 2000 and 1999, respectively. The increase in common shareholder’s equity for the year ended December 31, 2001 reflects earnings retention and an increase in the unrealized gain on securities available for sale offset by the purchase of treasury stock and payment of dividends.

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

     2001 versus 2000. Net interest income increased from $12.3 million in 2000 to $13.5 million in 2001, an increase of $1.2 million or 10.0%, primarily due to a growth in interest income of $844,000, or 2.9%, and a decrease in interest expense of $379,000, or 2.3%. This resulted in net interest margins of 3.46% and 3.44% and net interest spreads of 2.85% and 2.72% for the years ended December 31, 2001 and 2000, respectively.

     The increase in total interest income for 2001 was primarily due to growth in average loans of $34.7 million or 12.9% and growth in federal funds sold of $9.4 million or 272.9%, which contributed $1.4 million and $368,000, respectively, to total interest income. Total interest income was negatively affected by a reduction in average securities of $10.2 million or 12.1% as well as lower yields on loans, securities, and federal funds sold. The decrease in total interest expense was primarily due to a decrease in the cost of funds from 5.42% in 2000 to 4.80% in 2001, which offset increases in average interest-bearing liabilities of $32.3 million or 10.5%.

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

     The increase in total interest income for 2000 was primarily due to growth in average loans of $54.3 million or 25.4% and growth in average investment securities of $26.6 million or 45.7%, which contributed $5.7 million and $2.0 million, respectively, to the increase in total interest income. Total interest income was negatively affected by lower yields on both loans and securities. The increase in interest expense was due primarily to an increase in average interest-bearing deposits of $64.0 million or 28.2%, along with an increase in cost of funds from 4.55% in 2000 to 5.42% in 2000. For the year ended December 31, 2000 the Company also had an increase in average other borrowed funds and long-term debt of $8.5 million and $5.4 million, respectively.

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

	Years Ended December 31,
	2001			2000			1999
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$ 302,656	$24,591	8.13%	$ 267,996	$23,218	8.66%	$ 213,737	$17,481	8.18%
Securities	74,693	4,693	6.28	84,933	5,589	6.58	58,308	3,626	6.22
Federal funds sold	12,804	573	4.48	3,434	209	6.09	7,725	385	4.98
Interest-bearing deposits in other financial institutions	133	4	3.01	23	1	4.35	1,428	76	5.32

Total interest-earning assets	390,286	29,861	7.65%	356,386	29,017	8.14%	281,198	21,568	7.67%

Less allowance for loan losses	(2,735)			(2,519)			(1,876)

Total interest-earning assets, net of allowance	387,551			353,867			279,322
Non-earning assets:
Cash and due from banks	12,508			12,083			9,926
Premises and equipment	13,569			13,187			8,617
Interest receivable and other assets	17,975			15,066			11,230
Other real estate owned	597			293			152

Total assets	$ 432,200			$ 394,496			$ 309,247

Liabilities and shareholders’ equity
Interest bearing liabilities:
NOW, savings, and money market accounts	$ 104,600	$ 2,704	2.59%	$ 97,328	$ 4,039	4.15%	$ 74,898	$ 2,569	3.43%
Time deposits	213,839	12,132	5.67	193,475	11,291	5.84	151,924	7,723	5.08

Total interest bearing deposits	318,439	14,836	4.66	290,803	15,330	5.27	226,822	10,292	4.54
FHLB advances and federal funds purchased	15,636	755	4.83	12,529	812	6.48	4,027	214	5.31
Long term debt	7,000	772	11.03	5,423	600	11.06	—	—	0.00

Total interest bearing liabilities	341,075	16,363	4.80%	308,755	16,742	5.42%	230,849	10,506	4.55%

Noninterest bearing liabilities:
Demand deposits	56,127			54,539			49,702
Accrued interest, taxes and other liabilities	4,369			2,936			2,707

Total liabilities	401,571			366,230			283,258
Shareholders’ equity	30,629			28,266			25,989

Total liabilities and shareholders’ equity	$ 432,200			$ 394,496			$ 309,247

Net interest income		$13,498			$12,275			$11,062

Net interest spread			2.85%			2.72%			3.12%

Net interest margin			3.46%			3.44%			3.93%

- 21 -

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

	Years Ended December 31,
	2001 vs. 2000			2000 vs. 1999
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earnings assets:
Loans	$ 3,001	$(1,628)	$ 1,373	$ 4,438	$ 1,299	$ 5,737
Securities	(643)	(254)	(897)	1,656	307	1,963
Federal funds sold	420	(55)	365	(214)	38	(176)
Interest-bearing deposits in other financial			—			—
institutions	3	—	3	(75)	—	(75)

Total increase (decrease) in interest income	2,781	(1,937)	844	5,805	1,644	7,449

Interest-bearing liabilities:
NOW, savings and money market accounts	302	(1,637)	(1,335)	769	701	1,470
Time deposits	1,189	(348)	841	2,112	1,456	3,568
Other borrowed funds	201	(258)	(57)	452	146	598
Long-term debt	172	—	172	600	—	600

Total increase (decrease) in interest expense	1,864	(2,243)	(379)	3,933	2,303	6,236

Increase (decrease) in net interest income	$ 917	$ 306	$ 1,223	$ 1,872	$ (659)	$ 1,213

Provision for Loan Losses

     The Company’s provision for loan losses is established through charges to operating income in the form of the provision in order to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Company’s portfolio. During 2001, significant enhancements were made to the allowance for loan loss methodology to better quantify the risk associated with these internal and external factors.

     The Company’s provision for loan losses during the twelve months ended December 31, 2001 was $1.4 million compared with $595,000 during the twelve months ended December 31, 2000, an increase of $805,000. The increase in the provision was due primarily to loan growth, an increase in problem assets, and the national economic conditions. Average loans outstanding increased from $268.0 million for 2000 to $302.7 million for 2001, an increase of $34.7 million or 12.9%. Problem assets increased from $9.6 million at December 31, 2000 to $13.0 million at December 31, 2001, an increase of $3.4 million or 35.4%. Good asset quality is still reflected as net charge-offs remain at manageable levels totaling $617,000, or 0.20% of average loans in 2001 compared with $508,000, or 0.19% of average loans in 2000. The Company’s provision for loan losses increased from $310,000 in 1999 to $595,000 in 2000 primarily due to loan growth.

Noninterest Income

     Noninterest income is an important source of revenue for financial institutions. The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income for the year ended December 31, 2001 was $6.2 million, an increase of $2.5 million from $3.7 million in 2000 and up from $3.4 million in 1999. The increase is primarily due to a nonrecurring gain associated with the Guaranty Federal lawsuit totaling $3.0 million. This gain represents the amount received in January 2002 in connection with the November 2001 settlement and concurrent transfer of the Company’s rights to certain intangible assets. This income was partially offset by a nonrecurring impairment charge of $1.5 million associated with the AFT lease transaction. Excluding the gain on settlement of litigation and the impairment charge of the AFT, recurring noninterest income totaled $4.7 million, an increase of $1.0 million or 26.3%. The year ended December 31, 2001 reflected an increase in service charge income of $282,000 over the same period in 2000 and $495,000 over the same period in 1999, representing a 11.8% and a 26.0% increase respectively. Securities gains also increased $450,000, from ($34,000) in 2000 to $416,000 in 2001. As to normal and recurring noninterest income, the Company actually experienced a 26.2% increase to $4.7 million for the twelve months ended December 31, 2001 and a 10.3% increase to $3.7 million for the same period in 2000.

The following table presents for the periods indicated the major categories of noninterest income:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)

Service charges	$ 2,678	$ 2,396	$1,901
Fee income	668	663	518
Securities gains, net	416	(34)	11
Fiduciary income	136	109	63
Earnings from key-man life insurance	204	234	192
Gain on sale of loans	98	—	—
Gain on sale of assets	36	38	330
Gain on sale of ORE	176	21	90
Income (loss) from lease transactions	—	19	172
Income (impairment) from investment in AFT	(1,360)	145	—
Gain on settlement of litigation	3,000	—	—
Other noninterest income	149	132	97

Total noninterest income	$ 6,201	$ 3,723	$3,374

     The increase in noninterest income from 2000 to 2001, excluding the gain on settlement of litigation and the loss from subsidiaries, resulted primarily from service charges and fee income due to an increase in the number of deposit accounts. Additionally, the Company continued to emphasize fee-based services resulting in greater income from check cashing, ATM fees, appraisal fees and wire transfer fees.

Noninterest Expense

     For the years ended December 31, 2001, 2000 and 1999, noninterest expense totaled $13.5 million, $12.1 million and $10.3 million, respectively. The $1.4 million, or 11.4%, increase in 2001 was primarily the result of increases in employee compensation and benefits, fixed asset expense, and increased litigation expense. Employee compensation and benefits increased from $6.8 million in 2000 to $7.6 million in 2001, an increase of $801,000 or 11.8%. This increase was due to an increase in full time equivalent employees from 192 at December 31, 2000 to 199 at December 31, 2001, an increase in incentive compensation, and normal salary adjustments. Legal and professional fees increased $227,000 or 40.7% primarily due to litigation involving the lawsuit settlement with Guaranty Federal.

     The increase in total noninterest expense for 2000 over 1999 of $1.9 million, or 18.3%, was primarily the result of additional operating expenses incurred in connection with the addition of the Sulphur Springs and Commerce locations acquired from First American in September 1999. The Company’s efficiency ratios, calculated by dividing total noninterest expense (excluding securities gains and losses) by net interest income plus noninterest income, were 70.10% in 2001, 75.72% in 2000, and 71.12% in 1999.

The following table presents for the periods indicated the major categories of noninterest expense:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)

Employee compensation and benefits	$ 7,592	$ 6,791	$ 5,666
Non-staff expenses:
Net bank premises and fixed asset expense	1,901	1,758	1,405
Office and computer supplies	429	357	309
Legal and professional fees	785	558	499
Advertising	278	357	231
Postage	180	156	140
FDIC insurance	69	67	33
Other	2,285	2,096	1,976

Total non-staff expenses	5,927	5,349	4,593

Total noninterest expense	$13,519	$12,140	$10,259

Income Taxes

     Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense. The Company utilized tax benefits on leveraged lease transactions in the amounts of $763,000, $650,000 and $423,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The effective tax rates for the years ended December 31, 2001, 2000 and 1999 were 31.39%, 23.14% and 19.27%, respectively. Income taxes for financial purposes in the consolidated statements of earnings differ from the amount computed by applying the statutory income tax rate of 35% to earnings before income taxes. The difference in the statutory rate is primarily due to the tax benefits on the leveraged lease transactions and non-taxable income.

     Additionally, the State of Texas imposes a Texas franchise tax. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities. Total franchise tax expense was $50,000 in 2001, $56,000 in 2000 and $40,000 in 1999 for each of the twelve month periods ended December 31. Such expense was included as a part of other noninterest expense.

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

Financial Condition

Loan Portfolio

     The Company provides a broad range of commercial, real estate and consumer loan products to small and medium-sized businesses and individuals. The Company aggressively pursues qualified lending customers in both the commercial and consumer sectors, providing customers with direct access to lending personnel and prompt, professional service. The 86.4% loan to deposit ratio as of December 31, 2001, reflects the Company’s commitment as an active lender in the local communities it serves. Total loans were $331.3 million at December 31, 2001, an increase of $43.9 million or 15.3% compared with $287.3 million at December 31, 2000. In 2000, total loans increased by $32.1 million or 12.6% to $287.3 million from $255.2 million at December 31, 1999. In 1999, total loans increased by $69.3 million or 37.3% from $185.9 million at December 31, 1998. The growth in loans reflects the stable local economy, an aggressive advertising campaign, the Company’s pro-lending reputation and the solicitation of new companies and individuals entering the Company’s market areas.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates indicated:

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	Dollars in thousands

Commercial and industrial	$66,641	20.12%	$66,616	23.18%	$61,153	23.96%	$51,589	27.75%	$36,598	23.26%
Agriculture	8,589	2.59	8,318	2.89	9,102	3.57	7,652	4.11	8,174	5.19
Real estate:
Construction and land
development	9,492	2.87	7,316	2.55	7,926	3.11	3,130	1.68	3,072	1.95
1-4 family residential	126,114	38.07	102,614	35.71	83,777	32.83	48,376	26.02	41,398	26.30
Farmland	9,794	2.96	7,716	2.69	7,976	3.13	7,258	3.90	6,492	4.12
Non-residential and non-farmland	68,165	20.58	61,224	21.31	52,303	20.49	47,977	25.81	42,363	26.92
Multi-family residential	9,333	2.81	4,946	1.72	6,239	2.44	844	0.45	360	0.23
Consumer	33,126	10.00	28,585	9.95	26,733	10.47	19,060	10.28	18,938	12.03

Total loans	$331,254	100.00%	$287,335	100.00%	$255,209	100.00%	$185,886	100.00%	$157,395	100.00%

     The primary lending focus of the Company is on loans to small and medium-sized businesses and one-to- four family residential mortgage loans. The Company’s commercial lending products include business loans, commercial real estate loans, equipment loans, working capital loans, term loans, revolving lines of credit and letters of credit. Most commercial loans are collateralized and on payment programs. The purpose of a particular loan generally determines its structure. In almost all cases, the Company requires personal guarantees on commercial loans to help assure repayment.

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

     The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. In keeping with the community-oriented nature of its customer base, the Company also provides construction and permanent financing for churches located within its market areas.

     The Company rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. All loans above $600,000 are evaluated and acted upon by the Executive Committee, which meets weekly. All new and renewed loans greater than $25,000 are reported to the Board of Directors All new and renewed loans less than $25,000 are reported weekly at the Executive Committee. The Company’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis; (ii) investing funds properly for the benefit of shareholders and the protection of depositors; (iii) serving the legitimate needs of the community and the Company’s general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and (vi) ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. The Company’s loan review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, the Company has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

     The Company’s loans collateralized by one-to-four family residential real estate generally are originated in amounts of no more than 90% of the lower of cost or appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Of the mortgages originated, the Company generally retains mortgage loans with short terms or variable rates and sells longer-term fixed-rate loans that do not meet the Company’s credit underwriting standards. Prior to the acquisition of First American, the Company sold such loans to Texas Independent Bank Mortgage Company; however, since the First American acquisition, the Company sells these loans directly into the secondary market.

     As of December 31, 2001, the Company’s one-to-four family residential real estate loan portfolio was $126.1 million. Of this amount, $40.5 million is repriceable in one year or less and an additional $66.2 million is repriceable from one year to five years. These high percentages in short-term real estate loans reflect the Company’s commitment to reducing interest rate risk.

     The Company provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of December 31, 2001, the Company had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. During the last several years, management has placed tighter controls on consumer credit due to record high personal bankruptcy filings nationwide.

     The contractual maturity ranges of the commercial, industrial and real estate construction loan portfolio and the amount of such loans with predetermined interest rates in each maturity range as of December 31, 2001, are summarized in the following table:

	December 31, 2001
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)

Commercial and industrial	$56,154	$15,405	$1,469	$73,028
Real estate construction	9,084	403	5	9,492

Total	$65,238	$15,808	$1,474	$82,520

Loans with a predetermined interest rate	$27,955	$21,233	$2,740	$51,928
Loans with a floating interest rate	17,664	10,690	2,238	30,592

Total	$45,619	$31,923	$4,978	$82,520

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

     Nonperforming assets at December 31, 2001, increased $1.2 million or 24.8% to $6.2 million compared with $5.0 million at December 31, 2000. This increase was primarily due to the addition of one loan in the amount of $1.0 million. A specific reserve has been assigned to this loan in an amount equal to the Company’s estimated loss exposure. Nonperforming assets were $1.1 million at December 31, 1999. This resulted in ratios of nonperforming assets to total loans plus other real estate of 1.87%, 1.73% and 0.43% for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. If interest on nonaccrual loans had been accrued, such income would have been approximately $251,000 and $113,000 for 2001 and 2000, respectively. The Company is sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring; however, the Company had no restructured loans or additional nonperforming interest-earning assets at either December 31, 2001, December 31, 2000 or December 31, 1999. In addition to an internal loan review, the Company retains IBS for an annual external review to evaluate the loan portfolio.

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

     The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Nonaccrual loans	$3,737	$1,214	$ 443	$ 290	$ 298
Accruing loans past due 90 days or more	1,912	3,488	574	866	918
Other real estate	562	274	79	97	714

Total nonperforming assets	$6,211	$4,976	$1,096	$1,253	$1,930

Nonperforming assets to total loans and
other real estate	1.87%	1.73%	0.43%	0.67%	1.22%

     The Company considers a loan to be impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

Allowance for Loan Losses

     The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses, which it believes, is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the results of Managements internal loan review, the evaluation of its loan portfolio through an annual external loan review conducted by IBS and the annual examination of the Company’s financial statements by its independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

     The Company follows an internal loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that, at a minimum, have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. At December 31, 2001, the Company had $13.0 million of such loans compared with $9.6 million at December 31, 2000, an increase of $3.4 million, or 35.4%. This increase is primarily due to the classification of one $1.7 million loan relationship and seven smaller loan relationships ranging from $200,000 to $500,000. Specific reserves have been established based on the estimated exposure on these lines. Further, a more conservative problem asset identification process was implemented during 2001 whereas all loans past due greater than 60 days are automatically added to the classified loan list unless the servicing loan officer provides written justification for removal.

     In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate “watch list” which further aids the Company in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses. At December 31, 2001, the Company had $2.3 million of such loans compared with $2.2 million at December 31, 2000, an increase of $100,000, or 4.5%.

     In order to determine the adequacy of the allowance for loan losses, the Company establishes both specific and general reserves. The Company establishes specific allocations for the majority of problem loans based on the estimated exposure in each individual loan. The exposure is generally identified by determining the present value of estimated future cash flows or the fair value of collateral if repayment is expected solely from the collateral. The Company establishes general reserves for non-problem loans primarily based on its historical charge-off experience. Consideration is also given to the level and trend of delinquent loans, loan growth, underwriting standards, economic conditions, and other qualitative factors based on management’s judgment. During 2001, significant enhancements were made to the allowance methodology to better quantify these internal and external factors, resulting in an increase to general reserves of $439,000 compared to 2000.

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

     For the twelve months ended December 31, 2001, net loan charge-offs totaled $617,000 or 0.20% of average loans outstanding for the period, compared with $508,000 in net loan charge-offs or 0.19% of average loans for the year ended December 31, 2000. During 2001, the Company recorded a provision for loan losses of $1.4 million compared with $595,000 for 2000. The increase in provision for 2001 is due primarily to loan growth, an increase in problem assets, and the current economic conditions. The Company made a provision for loan losses of $310,000 for 1999. At December 31, 2001, the allowance for loan losses totaled $3.3 million, or 1.01% of total loans. At December 31, 2000, the allowance for loan losses totaled $2.6 million or 0.90% of total loans.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Average loans outstanding	$ 302,656	$ 267,996	$ 213,737	$ 169,754	$ 146,061

Gross loans outstanding at end of period	$ 331,255	$ 287,335	$ 255,209	$ 185,886	$ 157,395

Allowance for loan losses at beginning
of period	$ 2,578	$ 2,491	$ 1,512	$ 1,129	$ 1,055
Provision for loan losses	1,385	595	310	540	355
Balance acquired with First American acquisition			846
Charge-offs:
Commercial and industrial	(462)	(360)	(64)	(113)	(53)
Real estate	(162)	(146)	(2)	(14)	(170)
Consumer	(211)	(172)	(267)	(149)	(162)
Recoveries:
Commercial and industrial	30	80	65	33	65
Real estate	124	11	42	26	13
Consumer	64	79	49	60	26

Net loan charge-offs	(617)	(508)	(177)	(157)	(281)

Allowance for loan losses at end of period	$ 3,346	$ 2,578	$ 2,491	$ 1,512	$ 1,129

Ratio of allowance to end of
period loans	1.01%	0.90%	0.98%	0.81%	0.72%
Ratio of net loan charge-offs to
average loans	0.20%	0.19%	0.08%	0.09%	0.19%
Ratio of allowance to end of period
nonperforming loans	59.23%	54.83%	244.94%	130.80%	92.85%

- 29 -

     The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	December 31,
	2001		2000
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial, industrial and agriculture	$1,792	22.71%	$1,430	26.07%
Real estate:
Construction and land development	—	2.87	—	2.55
1-4 family residential	117	38.07	139	35.71
Commercial mortgage	138	20.58	193	21.31
Farmland	—	2.96	—	2.69
Multi-family	—	2.81	—	1.72
Consumer	333	10.00	289	9.95
General reserve allocation	966	—	527	—

Total allowance for loan losses	$3,346	100.00%	$2,578	100.00%

	1999		1998		1997
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses
applicable to:
Commercial, industrial and agriculture	$1,543	27.53%	$ 932	31.86%	$ 554	28.45%
Real estate:
Construction and land development	—	3.11	—	1.68	—	1.95
1-4 family residential	110	32.83	67	26.02	58	26.30
Commercial mortgage	176	20.49	145	25.81	128	26.92
Farmland	—	3.13	—	3.90	—	4.12
Multi-family	—	2.44	—	0.45	—	0.23
Consumer	262	10.47	166	10.28	171	12.03
General reserve allocation	400	—	202	—	218	—

Total allowance for loan losses	$2,491	100.00%	$1,512	100.00%	$1,129	100.00%

- 30 -

Securities

     The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. At December 31, 2001, investment securities totaled $81.7 million, an increase of $95,000 from $81.6 million at December 31, 2000. The increase was primarily attributable to a decrease in book value or amortized cost of $490,000, offset by an increase in net unrealized gain on securities available for sale of $585,000. The December 31, 2000 net unrealized gain was $700,000 compared to the December 31, 2001 net unrealized gain of $1.3 million. During 2000, securities increased approximately $1.8 million from $79.8 million at December 31, 1999 to $81.6 million at December 31, 2000. The increase was primarily attributable to the change in unrealized gain or loss on securities available for sale. At December 31, 2001, investment securities represented 17.7% of total assets compared to 19.9% of total assets at December 31, 2000. The yield on the investment portfolio for the year ended December 31, 2001, was 6.21% compared to a yield of 6.58% for the year ended December 31, 2000.

     During 2001, the total securities portfolio reflects a slight increase while the portfolio mix changed within various categories. U.S. Government securities decreased from $26.2 million at December 31, 2000 to $4.5 million at December 31, 2001 as securities that matured or were called were not reinvested in the same type of security. The Company continues to hold Collateralized Mortgage Obligations (“CMO’s”) in its securities portfolio. A CMO is collateralized directly by mortgages or by mortgage-backed securities issued by government agencies. The Company’s investment in CMO’s increased from $18.0 million at December 31, 2000 to $34.4 million at December 31, 2001, an increase of $16.4 million or 90.6%. The Company also had an increase of $7.4 million in mortgage-backed securities from $26.6 million at December 31, 2000 to $34.0 million at December 31, 2001.

     The following table summarizes the amortized cost of investment securities held by the Company as of the dates shown:

	December 31,
	2001	2000	1999
	(Dollars in thousands)

U.S. Treasury securities	$ —	$ —	$ 993
U.S. Government securities	4,208	25,900	25,859
Mortgage-backed securities	33,600	26,482	31,610
CMOs	33,920	17,973	17,451
Equity securities	2,112	1,705	1,420
State and municipal securities	6,590	8,860	3,602

Total securities	$80,430	$80,920	$80,935

- 31 -

The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2001:

	December 31, 2001
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

U.S. Treasury securities	$ —	—%	$ —	—%	$ —	—%	$ —	—%	$ —	—%
U.S. Government
securities	—	—	3,206	6.50	1,002	7.20	—	—	4,208	6.67
Mortgage-backed
securities	—	—	6,744	6.17	4,422	6.60	22,434	5.59	33,600	5.84
CMOs	—	—	—	—	2,264	6.18	31,656	5.58	33,920	5.62
Equity securities	—	—	—	—	—	—	2,112	3.78	2,112	3.78
State and municipal
securities	130	4.81	625	5.05	3,229	5.27	2,606	5.38	6,590	5.28

Totals	$130	4.81%	$10,575	6.21%	$10,917	6.17%	$58,808	5.51%	$80,430	5.70%

     The Company classifies debt and equity securities at the date of purchase into one of two categories: held-to-maturity, or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Investments not classified as held-to-maturity are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.

     The following table summarizes the carrying value and classification of securities as of the dates shown:

	December 31,
	2001	2000	1999
	(Dollars in thousands)

Available-for-sale	$81,715	$81,620	$79,761
Held-to-maturity	—	—	—

Total securities	$81,715	$81,620	$79,761

- 32 -

The following table summarizes the amortized cost of securities classified as available-for-sale and their approximate fair value as of the dates shown

	December 31, 2001				December 31, 2000
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)				(Dollars in thousands)

U.S. Treasury securities	$ —	$ —	$—	$ —	$ —	$ —	$ —	$ —
U.S. Government securities	4,208	286	—	4,494	25,900	370	86	26,184
Mortgage-backed securities	33,600	374	22	33,952	26,482	200	80	26,602
CMOs	33,920	494	24	34,390	17,973	83	14	18,042
Equity securities	2,112	—	—	2,112	1,705	—	—	1,705
State and municipal securities	6,590	177	—	6,767	8,860	251	24	9,087

Total	$80,430	$1,331	$46	$81,715	$80,920	$904	$204	$81,620

	December 31, 1999
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$ 993	$ —	$ 6	$ 987
U.S. Government securities	25,859	6	649	25,216
Mortgage-backed securities	31,610	35	388	31,257
CMOs	17,451	55	141	17,365
Equity securities	1,420	—	—	1,420
State and municipal securities	3,602	13	99	3,516

Total	$80,935	$109	$1,283	$79,761

     Mortgage-backed securities and CMO’s are securities, which have been developed by pooling a number of real estate mortgages and are principally issued by or guaranteed by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings and regular monthly cash flows of principal and interest, which are guaranteed by the issuing agencies. All the Company’s mortgage-backed securities at December 31, 2001 were agency-issued collateral obligations.

     At December 31, 2001, 80.1% of the mortgage-backed and CMO securities held by the Company had final maturities of more than 10 years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed and CMO securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Therefore, the average life, or the average amount of time until the Company receives the total amount invested, of the mortgage-backed or CMO security will be shorter than the contractual maturity. The Company estimates the remaining average life of the fixed-rate mortgage-backed and CMO security portfolio to be less than five years. These securities, when purchased at a premium, will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities when purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed and CMO securities do not tend to experience heavy prepayments of principal and consequently, the average lives of these securities will not be unduly shortened. Approximately $34.3 million of the Company’s mortgage-backed and CMO securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

Premises and Equipment

     Premises and equipment totaled $13.6 million at December 31, 2001 and $13.5 million at December 31, 2000. The net change reflects an increase of $84,000 million or 0.6% in fixed assets. The increase is primarily due to the major remodeling of the Commerce location, the purchase of a bank facility for the Fort Stockton location, and the purchase of additional furniture and computer hardware for the Company offset by additional accumulated depreciation recorded for the year.

Other Assets

     On July 1, 1998, the Company invested $3.1 million in single insurance premium policies. Such policies insured the lives of certain key senior officers. As of December 31, 2001, the net surrender values of these policies totaled $4.2 million. The Company also recorded a receivable of $3.0 million as of December 31, 2001 reflecting the pending settlement of its lawsuit against Guaranty Federal.

Deposits

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposit accounts consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have or accept any brokered deposits.

     Total deposits at December 31, 2001, increased to $383.3 million from $358.3 million at December 31, 2000, an increase of $25.0 million or 7.0%. Noninterest-bearing deposits increased from $55.3 million at December 31, 2000 to $63.7 million at December 31, 2001, an increase of $8.4 million or 15.2%. Certificates of deposit increased from $201.5 million at December 31 2000, to $213.5 million at December 31, 2001, an increase of $12.0 million or 6.0%. Other interest-bearing deposits increased from $101.5 million at December 31, 2000 to $106.0 million at December 31, 2001, an increase of $4.5 million or 4.4%. The increase in deposits is due to a generally increasing customer base across most of the Company’s market areas. The Paris and Commerce locations reflected the largest increases in deposits, combining for a $12.6 million or 16.8% increase. Pittsburg, Sulphur Springs, and the main location in Mt. Pleasant combined for an $8.0 million or 3.6% increase, while the remaining locations showed more modest gains. Only one location showed a decline in deposits. Management feels that the majority of the locations will continue to gain market share as the Company becomes better known in their respective markets. In 2000, deposits rose to $358.3 million from $328.6 million, in 1999, an increase of $29.6 million or 9.0%. This increase is primarily attributable to an increase of $20.3 million in certificates of deposit and a $5.0 million increase in public funds. The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for years ended December 31, 2001, 2000, and 1999, were 15.0%, 15.8%, and 18.0%, respectively.

The daily average balances and weighted-average rates paid on deposits for each of the years ended December 31, 2001, 2000 and 1999 are presented below:

	Years Ended December 31,
	2001		2000		1999
	(Dollars in thousands)

	Amount	Rate	Amount	Rate	Amount	Rate
Regular savings	$ 10,084	1.97%	$ 9,497	2.50%	$ 8,427	2.50%
NOW accounts	33,992	2.09	31,678	2.96	24,214	2.49
Money market checking	60,524	2.96	56,153	5.10	42,228	4.15
Time deposits less than $100,000	125,236	5.62	115,198	5.74	89,889	5.03
Time deposits $100,000 and over	88,603	5.75	78,277	5.98	62,065	5.16

Total interest-bearing deposits	$318,439	4.66%	$290,803	5.27%	$226,823	4.54%
Noninterest-bearing deposits	56,127	—	54,539	—	49,702	—

Total deposits	$374,566	3.96%	$345,342	4.44%	$276,525	3.72%

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2001
(Dollars in thousands)

3 months or less	$33,496
Over 3 months through 6 months	13,035
Over 6 months through 1 year	32,064
Over 1 year	9,994

Total	$88,589

Other Borrowings

     Federal Home Loan Bank (“FHLB”) advances may be utilized from time to time as either a short-term funding source or a longer-term funding source. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for two borrowing programs through the FHLB. The first, called “Short Term Fixed,” requires delivery of eligible securities for collateral. Maturities under this program range from 1-35 days. The Company does not currently have any borrowings under this program. As of December 31, 2001, the Company does not have any of its investment securities in safekeeping at the FHLB.

     The second borrowing program, the “Blanket Borrowing Program,” is under a borrowing agreement which does not require the delivery of specific collateral. Borrowings are limited by the level of qualified, pledgable real estate loans held and FHLB stock owned. At December 31, 2001, the Company had approximately $33.1 million borrowed of a potential $133.1 million available under this program, leaving approximately $100.0 million in available borrowings.

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

If Redeemed During 12 Months Beginning March 8,	Percentage of Principal Amount	If Redeemed During 12 Months Beginning March 8,	Percentage of Principal Amount
2010	105.44	2016	102.18%
2011	104.89	2017	101.63%
2012	104.35	2018	101.09%
2013	103.81	2019	100.54%
2014	103.26	2020 and after	100.00%
2015	102.72

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

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$ 15,410	$ 15,410	$ 10,212	$ 10,212
Federal funds sold	4,395	4,395	4,995	4,995
Securities available for sale	81,715	81,715	81,620	81,620
Loans, net	327,909	331,073	284,757	290,182
Accrued interest receivable	3,167	3,167	3,742	3,742
Cash surrender value of life insurance	5,178	5,178	4,946	4,946

Financial liabilities:
Deposits	$383,279	$378,641	$358,265	$358,916
FHLB advances	33,092	32,692	12,403	12,403
Long-term debt	7,000	7,663	7,000	7,000
Accrued interest payable	1,383	1,383	1,752	1,752

     While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2001 and 2000, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2001 and 2000 should not necessarily be considered to apply at subsequent dates.

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

     Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. See “Supervision and Regulation – The Company” and " – The Bank”.

Shareholders’ equity increased to $31.8 million at December 31, 2001, from $29.4 million at December 31, 2000, an increase of $2.4 million or 8.2%. This increase was primarily the result of net earnings of $3.3 million and the net change in unrealized gain on available-for-sale securities of $386,000, offset by the payment of common stock dividends of $841,000 and the purchase of treasury stock of $433,000. During 2000, shareholders’ equity increased by $929,000 or 3.3%, from $28.5 million at December 31, 1999. The increase was primarily the result of net income of $2.5 million and the net change in unrealized gain on available-for-sale securities of $1.2 million, offset by the payment of common stock dividends of $769,000 and the purchase of treasury stock of $2.0 million.

     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2001 to the minimum and well-capitalized regulatory standards:

	Minimum Required		To Be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2001
The Company
Leverage ratio	4.00	%(1)	N/A	8.44%
Tier 1 risk-based capital ratio	4.00%		N/A	11.52%
Risk-based capital ratio	8.00%		N/A	12.58%

The Bank
Leverage ratio	3.00	%(2)	5.00%	8.25%
Tier 1 risk-based capital ratio	4.00%		6.00%	10.83%
Risk-based capital ratio	8.00%		10.00%	11.85%

(1)	The Federal Reserve may require the Company to maintain a leverage ratio of up to 100 basis points above the required minimum.

(2)	The FDIC may require the Bank to maintain a leverage ratio of up to 100 basis points above the required minimum.

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

     The Company’s capital ratios are greater than the minimums required by regulatory guidelines. The Company intends to maintain an optimal capital and leverage mix. At December 31, 2001, the Company and the Bank had the requisite capital levels to qualify as well capitalized.

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

Industry Segments

     The principal business of the Company is overseeing the business of the Bank. The Company has no significant assets other than its investment in the Bank, therefore, the banking operation is the Company’s only reportable segment.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued two statements – SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which will potentially impact the Company’s accounting for its reported goodwill and other intangible assets.

SFAS 141:

•	Eliminates the pooling method for accounting for business combinations.

•	Requires that intangible assets that meet certain criteria be reported separately from goodwill.

•	Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

SFAS 142:

•	Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

•	Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

     In the year ended December 31, 2001, 2000, and 1999, the Company recorded goodwill amortization expense of $150,000, $175,000 and $150,000. In accordance with the new standards, recorded goodwill with the carrying amount of $2,338,000 at December 31, 2001 will no longer be subject to amortization beginning in fiscal year 2002. Management believes that at January 1, 2002, there is no impairment of recorded goodwill.

     Also in July 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143, if applicable, will be adopted by the Company upon its required effective date, for its fiscal year ended December 31, 2002.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposition of Long-Lived Assets. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discounted operations to include primarily all disposal transactions. It further establishes criteria to determine when a long-lived asset is held for sale and establishes measurement criteria at the asset’s or group of assets’ lower of unamortized cost or fair value at the date the asset is reclassified as held and used. SFAS 144, if applicable, will be adopted by the Company upon its required effective date, for its fiscal year ended December 31, 2002.

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

     To effectively measure and manage interest rate risk, the Company uses an interest rate shock simulation model to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. In addition to the simulation model, the ALCO monitors an interest rate shock report that shocks rates plus and minus 200 basis points to ensure a satisfactory liquidity position for the Company. At December 31, 2001, the Company would experience a change in net earnings of $(968,000) in a minus 200 basis point shock and $123,000 in a plus 200 basis point shock. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by the Company’s Board of Directors on an ongoing basis. The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company does not currently enter into instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk.

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

The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2001:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	1-3 years	3-5 years	Greater than 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities	$ 150	$ 115	$ —	$ 5,362	$ 5,793	$70,295	$ 81,715
Loans	60,312	58,756	43,492	82,211	59,229	27,255	331,255
Federal funds sold	4,395	—	—	—	—	—	4,395

Total interest-earning assets	64,857	58,871	43,492	87,573	65,022	97,550	417,365

Interest-bearing liabilities:
NOW, money market and
savings deposits	106,033	—	—	—	—	—	106,033
Certificates of deposit and
other time deposits	22,672	84,314	81,121	20,548	4,718	147	213,520
Borrowed funds	27	134	10,160	641	20,641	8,489	40,092

Total interest-bearing
liabilities	128,732	84,448	91,281	21,189	25,359	8,636	359,645

Period GAP	$(63,875)	$(25,577)	$(47,789)	$ 66,384	$ 39,663	$88,914	$ 57,720
Cumulative GAP	$(63,875)	$(89,452)	$(137,241)	$(70,857)	$(31,194)	$57,720
Period GAP to total assets	(13.87)%	(5.55)%	(10.38)%	14.42%	8.61%	19.31%
Cumulative GAP to total assets	(13.87)%	(19.42)%	(29.80)%	(15.39)%	(6.77)%	12.53%
Cumulative interest-earning assets
to cumulative interest-bearing
liabilities	50.38%	58.04%	54.92%	78.24%	91.11%	116.05%

The Company’s one-year cumulative GAP position at December 31, 2001, was negative $137.2 million or 31.75% of assets. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. To better qualify and account for the variables not incorporated into GAP analysis, the Company utilizes an interest rate simulation model as discussed previously. The Company maintains a Rate Committee and the ALCO that reviews the Company’s interest rate risk position on a weekly or monthly basis, respectively.

Item 8.	Financial Statements and Supplementary Data

The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information on the change in accountant of the Company reported in a Current Report on Form 8-K/A filed February 25, 2001, is incorporated herein by reference. - 41 -

PART III

Item 10.	Directors and Executive Officers of the Registrant

     The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to its 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”), which will be filed within 120 days after December 31, 2001, is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

     The information under the caption “Executive Compensation and Other Matters” in the 2002 Proxy Statement, which will be filed within 120 days after December 31, 2001, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2002 Proxy Statement, which will be filed within 120 days after December 31, 2001, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

     The information under the caption “Interests of Management and Others in Certain Transactions” in the 2002 Proxy Statement, which will be filed within 120 days after December 31, 2001, is incorporated herein by reference in response to this item.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Consolidated Financial Statements and Schedules

     Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Financial Statements:

Independent Auditors’Report
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Shareholders’Equity for the Years Ended
December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

Financial Statement Schedules

     All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

     Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of April 23, 1999 between First American Financial Corporation and Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81881)).

2.2	First Amendment to the Agreement and Plan of Reorganization between First American Financial Corporation and Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81881)).

2.3	Second Amendment to the Agreement and Plan of Reorganization between First American Financial Corporation and Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81881)).

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-48959) (the “Registration Statement”)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

10	Amended and Restated Declaration of Trust - Guaranty (TX) Trust I - Dated as of March 23, 2000 (incorporated herein by reference to Exhibit 10 to the Company’s quarterly report Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000).

10.1	Guaranty Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

10.2*	Amended and Restated Guaranty Bancshares, Inc. Employee Stock Ownership Plan with 401(k) Provisions dated December 18, 2001.

21	Subsidiaries of Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).

23.1*	Consent of Arnold, Walker, Arnold & Co., P.C.

23.2*	Consent of Fisk & Robinson, P. C.

23.3*	Consent of McGladrey & Pullen, LLP

* Filed herewith

Reports on Form 8-K

     The Company filed Form 8-K on October 19, 2001 notifying the Commission of the merger of Registrant’s certifying accountant Fisk & Robinson with McGladrey & Pullen, LLP The Company then appointed McGladrey & Pullen, LLP as their new auditors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Guaranty Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mount Pleasant and the State of Texas on March 8, 2002.

GUARANTY BANCSHARES, INC. By: /s/ ARTHUR B. SCHARLACH, JR. —————————————— Arthur B. Scharlach, Jr. President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report or amendment thereto has been signed by the following persons in the indicated capacities on March 8, 2002.

Signature	Positions

/s/ BILL G. JONES —————————————— Bill G. Jones	Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ CLIFTON A. PAYNE —————————————— Clifton A. Payne	Senior Vice President, Controller and Director (principal financial officer and principal accounting officer)

/s/ B. SCHARLACH, JR. —————————————— Arthur B. Scharlach, Jr.	President and Director

/s/ JOHN A. CONROY —————————————— John A. Conroy	Director

/s/ JONICE CRANE —————————————— Jonice Crane	Director

/s/ C. A. HINTON, SR. —————————————— C. A. Hinton, Sr.	Director

/s/ WELDON MILLER —————————————— Weldon Miller	Director

/s/ D. R. ZACHRY, JR. —————————————— D. R. Zachry, Jr.	Director

- 44 -

GUARANTY BANCSHARES, INC.

Consolidated Financial Statements December 31, 2001

Table of Contents

F-1

Independent Auditor’s Report

The Board of Directors and Shareholders
Guaranty Bancshares, Inc.

We have audited the accompanying consolidated statements of earnings, shareholders’ equity and cash flows of Guaranty Bancshares, Inc. and Subsidiaries (the Company) for the year ended December 31, 1999 as listed in the index appearing under Item 14 of the Form 10-K Annual Report. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Guaranty Bancshares, Inc. and Subsidiaries for the year ended December 31, 1999, in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements for any period subsequent to December 31, 1999.

/s/ ARNOLD, WALKER, ARNOLD & CO., P .C.

ARNOLD, WALKER, ARNOLD & CO., P.C.
Mt. Pleasant, Texas
January 26, 2000

Independent Auditor’s Report

The Board of Directors and Stockholders
Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of Guaranty Bancshares, Inc. (the Company) as of December 31, 2000 and the related consolidated statement of earnings, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 1999 and 1998 consolidated financial statements of Guaranty Bancshares, Inc. were audited by other auditors whose report dated January 26, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Bancshares, Inc. as of December 31, 2000, and the results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ FISK & ROBINSON, P .C.

Dallas, Texas
February 9, 2001

Independent Auditor’s Report

The Board of Directors and Stockholders
Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of Guaranty Bancshares, Inc. (the Company) as of December 31, 2001 and the related consolidated statement of earnings, shareholders’ equity and cash flows for the year then ended, as listed in the Index appearing under Item 14 of the Form 10-K Annual Report. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the year ended December 31, 2000 were audited by Fisk & Robinson, P .C. whose partners and employees merged with McG1adrey & Pullen, LLP on October 1, 2001 and whose report dated February 8, 2001, expressed an unqualified report on those statements. The 1999 consolidated financial statements of Guaranty Bancshares, Inc. were audited by other auditors whose report dated January 26, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Bancshares, Inc. as of December 31, 2001, and the results of its operations and its consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ MCGLADREY & PULLEN, LLP

Dallas, Texas
January 18, 2002

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001, 2000 and 1999 (Dollars in thousands)

	2001	2000
Assets
Cash and due from banks	$15,410	$10,109
Interest bearing deposits in other banks	—	103

Total cash and cash equivalents	15,410	10,212
Federal funds sold	4,395	4,995
Securities available-for-sale	81,715	81,620
Loans, net of allowance for loan losses of $3,346 and $2,578	327,909	284,757
Premises and equipment, net	13,616	13,532
Other real estate	562	274
Accrued interest receivable	3,167	3,742
Other assets	13,735	11,899

	$460,509	$411,031

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$63,726	$55,274
Interest-bearing deposits	319,553	302,991

Total deposits	383,279	358,265
Federal Home Loan Bank advances	33,092	12,403
Long-term debt	7,000	7,000
Accrued interest and other liabilities	5,311	3,938

Total liabilities	$428,682	$381,606

Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized,
no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized,
3,250,016 shares issued	3,250	3,250
Additional paid-in capital	12,659	12,659
Retained earnings	17,723	15,274
Treasury stock, 245,588 and 205,983 shares at cost	(2,653)	(2,220)
Accumulated other comprehensive income	848	462

Total shareholders’ equity	31,827	29,425

	$460,509	$411,031

See accompanying notes to consolidated financial statements. F-5

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF EARNINGS Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands, except per share amounts)

	2001	2000	1999
Interest income
Loans, including fees	$24,591	$23,218	$17,481
Securities
Taxable	4,280	5,218	3,500
Nontaxable	413	371	126
Federal funds sold and interest-bearing deposits	577	210	461

Total interest income	29,861	29,017	21,568

Interest expense
Deposits	14,836	15,330	10,292
FHLB advances and federal funds purchased	755	812	214
Long-term debt	772	600	—

Total interest expense	16,363	16,742	10,506

Net interest income	13,498	12,275	11,062
Provision for loan losses	1,385	595	310

Net interest income after provision for loan losses	12,113	11,680	10,752

Noninterest income
Service charges	2,678	2,396	1,901
Net realized (loss) gain on securities transactions	416	(34)	11
Other operating income	3,107	1,361	1,462

Total noninterest income	6,201	3,723	3,374

Noninterest expense
Employee compensation and benefits	7,592	6,791	5,666
Occupancy expenses	1,901	1,758	1,405
Other operating expenses	4,026	3,591	3,188

Total noninterest expense	13,519	12,140	10,259

Earnings before income taxes	4,795	3,263	3,867

Provision for income taxes
Current	1,191	423	977
Deferred (benefit)	314	332	(232)

Total provision for income taxes	1,505	755	745

Net Earnings	$3,290	$2,508	$3,122

Basic earnings per common share	$1.09	$0.80	$1.03

Diluted earnings per common share	$1.09	$0.80	$1.03

See accompanying notes to consolidated financial statements. F-6

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY Years Ended December 31, 2001, 2000, and 1999 (Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 1999	$—	$2,898	$9,494	$11,181	$223	$—	$23,796

Comprehensive Income:
Net earnings	—	—	—	3,122	—	—	3,122
Change in net unrealized gain (loss) on
securities available for sale, net of
reclassification and tax effects	—	—	—	—	(997)	—	(997)

Total comprehensive income	—	—	—	—			2,125
Purchase of treasury stock	—	—	—	—	—	(174)	(174)
Stock issued for acquisition	—	352	3,165	—	—	—	3,517
Dividends:
Common - $0.25 per share	—	—	—	(768)	—	—	(768)

Balance at December 31, 1999	—	3,250	12,659	13,535	(774)	(174)	28,496

Comprehensive Income:
Net earnings	—	—	—	2,508	—	—	2,508
Change in net unrealized gain (loss) on
securities available for sale, net of
reclassification and tax effects	—	—	—	—	1,236	—	1,236

Total comprehensive income	—	—	—	—	—	—	3,744
Purchase of treasury stock	—	—	—	—	—	(2,046)	(2,046)
Dividends:
Common - $0.25 per share	—	—	—	(769)	—	—	(769)

Balance at December 31, 2000	—	3,250	12,659	15,274	462	(2,220)	29,425

Comprehensive Income:
Net earnings	—	—	—	3,290	—	—	3,290
Change in net unrealized gain (loss) on
securities available for sale, net of
reclassification and tax effects	—	—	—	—	386	—	386

Total comprehensive income	—	—	—	—	—	—	3,676
Purchase of treasury stock	—	—	—	—	—	(433)	(433)
Dividends:
Common - $0.28 per share	—	—	—	(841)	—	—	(841)

Balance at December 31, 2001	$—	$3,250	$12,659	$17,723	$848	$(2,653)	$31,827

See accompanying notes to consolidated financial statements. F-7

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)

	2001	2000	1999
Cash flows from operating activities
Net earnings	$3,290	$2,508	$3,122
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	1,134	854	672
Net securities (accretion) amortization	(67)	(42)	196
Net realized (gain) loss on securities transactions	(416)	34	(11)
Provision for loan losses	1,385	595	310
Write-down of other real estate and repossessed assets	—	—	13
Gain on sale of premises, equipment and other real estate	(212)	(59)	(90)
Loss on impairment of investment in Aircraft Finance Trust	1,500	—	—
Net change in accrued interest receivable and other assets	(2,480)	(3,768)	843
Net change in accrued interest and other liabilities	1,174	695	(390)

Net cash provided by operating activities	5,308	817	4,665

Cash flows from investing activities
Securities available for sale:
Purchases	(49,321)	(16,416)	(34,914)
Proceeds from sales and principal repayments	50,294	16,491	17,197
Securities held to maturity:
Proceeds from principal repayments	—	—	1,343
Purchases of premises and equipment	(1,183)	(2,745)	(4,219)
Proceeds from sale of premises, equipment and other real estate	1,541	152	538
Net increase in loans	(46,470)	(32,901)	(31,639)
Cash paid for acquisitions	—	—	(3,380)
Cash and cash equivalents from acquisitions	—	—	1,983
Net decrease (increase) in federal funds sold	600	(3,855)	15,985

Net cash used in investing activities	(44,539)	(39,274)	(37,106)

Cash flows from financing activities
Net change in deposits	25,014	29,628	28,095
Proceeds from borrowings	30,000	2,000	7,000
Repayment of borrowings	(9,311)	(296)	(281)
Proceeds from long-term debt borrowing	—	7,000	—
Purchase of treasury stock	(433)	(2,046)	(174)
Cash dividends paid	(841)	(769)	(768)

Net cash provided by financing activities	44,429	35,517	33,872

Net change in cash and cash equivalents	5,198	(2,940)	1,431

Cash and cash equivalents at beginning of year	10,212	13,152	11,721

Cash and cash equivalents at end of year	$15,410	$10,212	$13,152

See accompanying notes to consolidated financial statements. F-8

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. The policies conform to generally accepted accounting principles in the United States of America and to general practices within the banking industry.

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

Nature of Operations

     The Company operates ten locations in Northeast Texas and one location in Fort Stockton, Texas. The Company’s main sources of income are derived from granting loans primarily in Northeast Texas and investing in securities issued by the U.S. Treasury, U.S. government agencies and state and political subdivisions. A variety of financial products and services are provided to individual and corporate customers. The primary deposit products are checking accounts, money market accounts, and certificates of deposit. The primary lending products are real estate, commercial, and consumer loans. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’abilities to honor contracts is dependent on the economy of the area.

Use of Estimates

     To prepare financial statements in conformity with generally accepted accounting principles in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual future results could differ. The allowance for loan losses, fair values of financial instruments, the status of contingencies, and the value of the Company’s recorded investment in the Aircraft Finance Trust (“AFT”) are particularly subject to change.

Cash Equivalents and Supplemental Cash Flow Information

     Cash and cash equivalents include cash, due from banks and interest-bearing deposits with other banks under 90 days. Net cash flows are reported for loan and deposit transactions, and short-term borrowings with maturities of 90 days or less.

     In 2001, 2000 and 1999, cash paid for interest totaled $15,974, $15,929, and $10,365 and cash paid for income taxes totaled $104, $250, and $931. Significant noncash transactions included transfers from loans to other real estate and repossessed assets of $2,157, $903, and $328 in 2001, 2000 and 1999.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other Real Estate

     Assets acquired through, or in lieu of, foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Goodwill

     Net assets acquired in purchase transactions are recorded at their fair value at the date of acquisition. Goodwill, the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis, generally over a 15-year period.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Restrictions on Cash

     The Company was required to have $705 and $368 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2001 and 2000, respectively. Deposits with the Federal Reserve Bank do not earn interest.

Earnings Per Common Share

     Basic earnings per share (“EPS”) is based on net earnings divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of stock options granted using the treasury stock method.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands, except share amounts)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2001	2000	1999

Net earnings	$3,290	$2,508	$3,122
Dividends on preferred stock	—	—	—

Net earnings available to common shareholders
used in basic and diluted EPS	$3,290	$2,508	$3,122

Weighted-average shares outstanding – Basic	3,016,406	3,125,656	3,045,000
Effect of stock options	10,915	6,864	—

Weighted-average shares outstanding – Diluted	3,027,321	3,132,520	3,045,000

Comprehensive Income

Comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income components and related taxes were as follows.

	2001	2000	1999

Unrealized gain (loss) on available-for-sale securities
arising during the period	$1,001	$1,839	$(1,500)
Reclassification adjustment for amounts realized on
securities sales included in net earnings	(416)	34	(11)

Net unrealized gain (loss)	585	1,873	(1,511)
Tax effect	(199)	(637)	514

Total other comprehensive income	$386	$1,236	$(997)

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued two statements –SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which will potentially impact the Company’s accounting for its reported goodwill and other intangible assets.

     SFAS 141:

•	Eliminates the pooling method for accounting for business combinations.

•	Requires that intangible assets that meet certain criteria be reported separately from goodwill.

•	Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

F-13

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001, 2000 and 1999 (Dollars in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) SFAS 142:

•	Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

•	Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

     In the year ended December 31, 2001, 2000, and 1999, the Company recorded goodwill amortization expense of $150, $175, and $150. In accordance with the new standards, recorded goodwill with the carrying amount of $2,338,000 at December 31, 2001 will no longer be subject to amortization beginning in fiscal year 2002. Although impairment testing has not been completed, management believes that at January 1, 2002, there is no impairment of recorded goodwill.

     Also in July 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143, if applicable, will be adopted by the Company upon its required effective date, for its fiscal year ended December 31, 2002.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposition of Long-Lived Assets. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discounted operations to include primarily all disposal transactions. It further establishes criteria to determine when a long-lived asset is held for sale and establishes measurement criteria at the asset’s or group of assets’lower of unamortized cost or fair value at the date the asset is reclassified as held and used. SFAS 144, if applicable, will be adopted by the Company upon its required effective date, for its fiscal year ended December 31, 2002.

Reclassifications

     Some items in prior financial statements have been reclassified to conform with the current presentation.

NOTE 2 — BUSINESS COMBINATIONS

     Information relating to business combinations accounted for as a purchase for the three-year period ended December 31, 2001 is summarized below. Under the purchase method of accounting, the results of operations of the acquired institution is included in the Company’s results of operations since the date of its acquisition.

	Merger	Cash	Common shares issued		Goodwill	Assets
(Dollars in millions, except share amounts)	Date	Paid	Shares	Dollars	Created	Acquired

First American
Financial Corporation
Sulphur Springs, Texas	September 1, 1999	$3.4	351,736	$3.4	$3.1	$63.7

F-14

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 2 — BUSINESS COMBINATIONS (Continued)

     The following unaudited information presents pro forma results of operations of the Company for the year ended December 31, 1999 assuming the acquisition had taken place on January 1, 1999.

(Dollars in thousands, except per share data)	1999

Net interest income	$11,971
Net income	$3,482

Earnings per share, basic	$1.06
Earnings per share, diluted	$1.06

NOTE 3 — SECURITIES

Securities available for sale consist of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2001:
U. S. government agency securities	$4,208	$286	$—	$4,494
Mortgage-backed securities	67,520	868	46	68,342
Equity securities	2,112	—	—	2,112
Obligations of state and political subdivisions	6,590	177	—	6,767

	$80,430	$1,331	$46	$81,715

December 31, 2000:
U. S. government agency securities	$25,900	$370	$86	$26,184
Mortgage-backed securities	44,455	283	94	44,644
Equity securities	1,705	—	—	1,705
Obligations of state and political subdivisions	8,860	251	24	9,087

	$80,920	$904	$204	$81,620

     Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and the Government National Mortgage Corporation (GNMA). Equity securities include stock holdings in Independent Bankers Financial Corporation, Federal Home Loan Bank, and Independent Bankers Capital Fund, L.P.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 3 — SECURITIES (Continued)

     The amortized cost and estimated fair value of securities at year-end 2001, by contractual maturity, are shown below. Equity securities are shown separately since they are not due at a single maturity date. Expected maturities may differ from contractual maturities because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$130	$130
Due after one year through five years	10,575	10,869
Due after five years through ten years	10,917	11,255
Due after ten years	56,696	57,349
Equity securities	2,112	2,112

	$80,430	$81,715

F-16

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 3 — SECURITIES (Continued)

     Sales of securities available for sale were as follows:

	2001	2000	1999

Proceeds from the sale of securities	$50,294	$5,314	$8,694
Gross gains	441	1	11
Gross losses	25	35	—

     At year-end 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

     Securities with a market value of approximately $50,141 and $49,270 at December 31, 2001, and 2000, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

     Year-end loans were as follows:

	2001	2000

Commercial	$66,642	$66,616
Agriculture	8,589	8,318
Real estate
Construction	9,492	7,316
1-4 family residential	126,114	102,614
Farmland	9,794	7,716
Non-residential and non-farmland	68,165	61,224
Other	9,333	4,946
Consumer	33,204	28,749

Total gross loans	331,333	287,499
Less:
Unearned discounts	78	164
Allowance for loan losses	3,346	2,578

Total net loans	$327,909	$284,757

Loans to executive officers, directors, principal shareholders and their affiliates were as follows:

Beginning balance	$12,499	$10,713
New loans	14,806	11,390
Repayments	(12,631)	(9,604)

Ending balance	$14,674	$12,499

F-17

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

     Changes in the allowance for loan losses were as follows:

	2001	2000	1999

Beginning balance	$2,578	$2,491	$1,512
Provision	1,385	595	310
Balance acquired with First American	—	—	846
Charge-offs	(836)	(678)	(333)
Recoveries	219	170	156

Ending balance	$3,346	$2,578	$2,491

Impaired loans were as follows:

	2001	2000

Year-end loans with allowance allocated	$3,737	$1,214
Year-end loans with no allowance allocated	—	—

Impaired Loans	3,737	1,214

Amount of the allowance allocated	$508	$332

     No interest income was recognized on these impaired loans during 2001 and 2000. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

     The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2001	2000

Nonaccrual loans	$3,737	$1,214
Accruing loans past due 90 days or more	1,912	3,488
Other real estate	562	274

Total nonperforming assets	$6,211	$4,976

Nonperforming assets to total loans and other real estate	1.87%	1.73%

If interest on nonaccrual loans had been accrued, such income would have been approximately $251 and $113 for 2001 and 2000, respectively. F-18

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001, 2000 and 1999 (Dollars in thousands)

NOTE 5 — PREMISES AND EQUIPMENT

[text]

	2001	2000

Land	$2,369	$2,369
Building and improvements	12,482	11,973
Furniture, fixtures and equipment	4,255	3,752
Automobiles	175	228

	19,281	18,322
Less accumulated depreciation	5,665	4,790

	$13,616	$13,532

NOTE 6 — INTEREST-BEARING DEPOSITS

Year-end interest-bearing deposits were as follows:

	2001	2000

NOW accounts	$33,816	$33,314
Savings and money market accounts	72,217	68,195
Certificates of deposit less than $100,000	124,931	118,780
Certificates of deposit of $100,000 or more	88,589	82,702

	$319,553	$302,991

Year-end scheduled maturities of certificates of deposit were as follows:

	2001	2000

Three months or less	$67,926	$46,066
Three months through one year	120,355	131,813
One year through three years	20,521	21,455
Over three years	4,718	2,148

	$213,520	$201,482

Deposits of executive officers, directors and significant shareholders totaled $11,034 and $9,641 at December 31, 2001 and 2000, respectively. F-19

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES

     Federal Home Loan Bank (FHLB) advances were as follows:

Current Weighted Average Rate	2001	2000

Fixed-rate advances, with monthly interest payments, principal due in:

2001	6.85%	$—	$9,000
2002	3.95%	10,000	—
2003	4.68%	—	—
2004	4.68%	—	—
2005	4.68%	—	—
2006	4.68%	20,000	—

		$30,000	$9,000

Fixed-rate advances, with monthly principal and interest payments, principal due in:

2001	5.23%	$—	$311
2002	5.23%	328	328
2003	5.23%	346	346
2004	5.23%	365	365
2005	5.23%	742	742
2006	5.19%	292	292
Thereafter	5.19%	1,019	1,019

		3,092	3,403

		$33,092	$12,403

     The maximum month-end balance of FHLB advances outstanding was $33,145 and $19,504 in 2001 and 2000, respectively. Average balances of borrowings outstanding during 2001 and 2000 were $12,392 and $12,147. As a member of the FHLB system, the Bank has the ability to obtain borrowings up to a maximum total of $133,057 subject to the level of qualified, pledgable real estate loans and FHLB stock owned. The advances are collateralized by a blanket pledge of the Bank’s mortgage loan portfolio and FHLB stock. The weighted average interest rates on these borrowings were 4.88% and 6.45% for the years ended December 31, 2001 and December 31, 2000, respectively.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 8 — LONG TERM DEBT

     On March 23, 2000, the Company, in a private placement, issued $7,000 (seven thousand shares with a liquidation amount of one thousand dollars per security) of 10.875% Fixed Rate Capital Trust Pass-through Securities (“TruPS”) through a newly formed, wholly-owned subsidiary, Guaranty (TX) Capital Trust I (the “Trust”). The Trust invested the total proceeds from the sale of the TruPS in 10.875% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company. The net proceeds from the sale of the Debentures were used to buy back shares of the Company’s stock, provide a $1.5 million additional capital contribution to Guaranty Bank and provide for additional working capital to support growth.

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

If Redeemed During 12 Months Beginning March 8,	Percentage of Principal Amount	If Redeemed During 12 Months Beginning March 8,	Percentage of Principal Amount
2010	105.438	2016	102.175
2011	104.894	2017	101.631
2012	104.350	2018	101.088
2013	103.806	2019	100.544
2014	103.263	2020 and after	100.000
2015	102.719

Upon the occurrence of certain special events, the Company will have the right to call the securities at par at any time with the permission of the Federal Reserve. F-21

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands, except per share amounts)

NOTE 9 — PREFERRED AND COMMON STOCK

     A summary of issued and outstanding shares of stock is as follows:

	Issued and Outstanding Preferred Stock	Common Stock Issued	Common Stock Outstanding	Treasury Stock

Balance at January 1, 1999	—	2,898,280	2,898,280	—
Purchase of treasury stock	—	—	—	(17,600)
Sale of common stock	—	351,736	351,736	—

Balance at December 31, 1999	—	3,250,016	3,250,016	(17,600)
Purchase of treasury stock	—	—	—	(188,383)

Balance at December 31, 2000	—	3,250,016	3,250,016	(205,983)
Purchase of treasury stock	—	—	—	(39,605)

Balance at December 31, 2001	—	3,250,016	3,250,016	(245,588)

     Preferred stock, if outstanding, pays dividends semi-annually. Preferred stock is not cumulative or participating, has no voting rights and is not convertible. Preferred stock has liquidation preferences over common stock of the Company. Dividends on common stock of the Company may not be declared or paid unless dividends for the same period on preferred stock have been paid or declared.

     In September 1999, the Company issued 351,736 shares of common stock related to the First American acquisition.

NOTE 10 — STOCK OPTIONS

     In 2000, the Company granted nonqualified stock options to certain senior officers of the Company and Guaranty Bank under the Company’s 1998 Stock Incentive Plan. The grants consist of eight-year options to purchase 89,500 shares at an exercise price of $9.30 per share, which was the market price of the Company’s stock on the date the options were granted. The options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter. At December 31, 2001, none of the options are exercisable and 910,500 options remain available for future grant under the plan.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands, except per share amounts)

NOTE 10 — STOCK OPTIONS (Continued)

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” requires pro forma disclosures for companies not adopting its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net earnings and earnings per share for 2001 and 2000 had the Standard’s fair value method been used to measure compensation cost for stock option plans. No compensation expense related to stock options is actually recognized.

	2001	2000

Net earnings:
As reported	$3,290	$2,508
Pro forma	$3,266	$2,491

Earnings per share:
As reported
Basic	$1.09	$0.80
Diluted	$1.09	$0.80
Pro forma
Basic	$1.08	$0.80
Diluted	$1.08	$0.80

     The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts. The pro forma effect may increase in the future if more options are granted.

NOTE 11 — EMPLOYEE BENEFITS

     The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees. The plan provides for a matching contribution of up to 4% of qualified compensation. Total contributions accrued or paid for 2001, 2000 and 1999 totaled $390, $280 and $294.

     The Company maintains a non-qualified, non-contributory “Supplemental Retirement Plan.” The plan covers an executive officer to provide benefits equal to amounts payable under the Company’s retirement plan and certain social security benefits to aggregate a predetermined percentage of the final five-year average salary. The plan is non-funded. Amounts accrued or paid for 2001, 2000 and 1999 totaled $13, $15 and $17.

     The Company established a non-qualified, non-contributory, “Salary Continuation Plan” in 1998. The plan covers an executive officer to provide benefits equal to an amount which represents 75% of projected compensation at retirement as adjusted for amounts payable under the Company’s retirement plan and certain social security benefits. This plan is non-funded. As of December 31, 2001 and 2000, $111 and $100 were charged to expense.

     During 1998 the Company established a non-qualified, non-contributory, “Executive Incentive Retirement Plan.” The plan covers a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. As of December 31, 2001 and 2000, $35 and $29 were charged to expense.

     The Company has a bonus plan that provides guidelines whereby key employees can earn bonus compensation based on the profitability of the Company. The bonus amounts are determined based on the Company’s achievement of certain percentages of return on equity targets. This plan is approved and adopted annually by the Board of Directors of the Company at the first board meeting of the year. The bonus pool under this plan for 2001, 2000 and 1999 was $463, $266 and $419, respectively.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 12 — INCOME TAXES

     The sources of year-end gross deferred income tax assets and liabilities were as follows:

	2001	2000
Deferred tax assets:
Allowance for loan losses	$798	$616
Deferred Compensation	197	152
Net Operating Loss Carry Forward	—	121
Securities basis	—	134
Other	15	22

	$1,010	$1,045

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	(437)	$(238)
Depreciation	(968)	(993)
Leasing transactions	(885)	(526)
Deferred loan costs, net	(403)	(407)
Other	(48)	(40)

	$(2,741)	$(2,204)

A reconciliation of the Company’s effective income tax rate and the statutory federal income tax rate for each reported period is as follows:

	2001	2000		1999

Statutory federal income tax rate	35.00%	35.00%		35.00%
Effect of utilization of graduated tax rates	(1.30)	(1.30)		(1.30)
Tax exempt income	(3.68)	(4.58)		(1.94)
Recognition of benefit on lease and AFT transactions	(1.18)	(13.8	2)	(10.9	5)
Other, net	2.55	7.84		(1.54)

Effective income tax rate	31.39%	23.14%		19.27%

The net realized gain (loss) on securities and related tax effect for the reported period is as follows:

	2001	2000	1999

Net realized gain (loss) on securities transactions	$416	$(34)	$11
Tax effect	(146)	12	(4)

     Guaranty Leasing Company is a substantial partner in various complex equipment leasing transactions primarily originated in 1992, 1994 and 1995 involving leveraged leases. During 2001 and 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service” ) that certain losses taken by the Partnerships during 1992 and 1994 through 1996 amounting to approximately $1.7 million would be disallowed. The Partnership plans to appeal the Service’s determination and to actively contest the Service’s position. However, if the Service is ultimately successful in redetermining the amount of the Partnership’s taxable loss, the Company’s tax liability would be adjusted. Such adjustment may have a material adverse effect on the Company’s consolidated financial statements.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 12 — INCOME TAXES (Continued)

     Also, there can be no assurance that the Service will not contest, and ultimately disallow similar types of deductions and losses for other open tax years by the Partnerships in which Guaranty Leasing has ownership. If the Service were to be successful, the potential additional tax liability to the Company may have a material adverse effect on its consolidated financial statements.

NOTE 13 — NONINTEREST INCOME AND NONINTEREST EXPENSE

     Other noninterest operating income consisted of the following:

	Years Ended December 31,
	2001	2000	1999

Fee income	$668	$663	$518
Fiduciary income	136	109	63
Earnings from key-man life insurance	204	234	192
Gain on sale of loans	98	—	—
Gain on sale of assets	36	38	330
Gain on sale of Other Real Estate	176	21	90
Income (loss) from lease transactions	—	19	172
Income (impairment) from investment in AFT	(1,360)	145	—
Gain on settlement of litigation	3,000	—	—
Other noninterest income	149	132	97

	$3,107	$1,361	$1,462

     Gain on the settlement of litigation represents the amount received in January 2002 in connection with the November 2001 settlement and concurrent transfer of the Company’s rights to certain intangible assets. Estimated costs related to compliance with the provisions of the settlement agreement have been accrued and recorded in the accompanying financial statements.

     Management believes its investment in AFT has been permanently impaired by declines in air travel and reduced demand for commercial aircraft. During the third quarter of 2001, AFT recorded an impairment charge of $18,158,000 related to two airplanes. In addition, management has received indications the appraised value of AFT’s fleet of airplanes may have declined approximately 9 percent from the year earlier level. Although the investment has had limited marketability, management believes these facts, coupled with the uncertainty surrounding the air transport industry, indicate the value of its investment in AFT has been permanently impaired. Accordingly, an impairment charge was made to income and the carrying amount of the investment was reduced to $1.5 million in the fourth quarter of 2001.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001, 2000 and 1999 (Dollars in thousands)

NOTE 13 — NONINTEREST INCOME AND NONINTEREST EXPENSE (Continued)

	Years Ended December 31,
	2001	2000	1999

Office and computer supplies	$429	$357	$309
Legal and professional fees	785	558	499
Advertising	278	357	231
Postage	180	156	140
FDIC insurance	69	67	33
Other	2,285	2,096	1,976

	$4,026	$3,591	$3,188

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

     Outstanding commitments and letters of credit at December 31 are approximately as follows:

	Contract or Notional Amount
	2001	2000

Commitments to extend credit	$21,394	$23,161
Letters of credit	1,042	1,023

F-26

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 14 — COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 15 — REGULATORY MATTERS

     Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. Failure to meet minimum capital requirements can initiate regulatory action. Management believes, as of December 31, 2001 and 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 15 — REGULATORY MATTERS (Continued)

     The following table sets forth the consolidated and bank only actual capital levels in addition to the requirements under prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2001
Total capital to risk weighted assets:
Consolidated	39,836	12.58%	25,341	8.00%		n/a
Bank	38,970	11.85%	26,309	8.00%	32,887	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	36,490	11.52%	12,671	4.00%		n/a
Bank	35,624	10.83%	13,155	4.00%	19,732	6.00%
Tier 1 capital to average assets:
Consolidated	36,490	8.44%	17,288	4.00%		n/a
Bank	35,624	8.25%	17,269	4.00%	21,587	5.00%
December 31, 2000
Total capital to risk weighted assets:
Consolidated	36,515	12.69%	23,022	8.00%		n/a
Bank	33,575	11.84%	22,682	8.00%	28,353	10.00%
Tier 1 capital to risk weighted assets
Consolidated	33,937	11.79%	11,511	4.00%		n/a
Bank	30,997	10.93%	11,341	4.00%	17,012	6.00%
Tier 1 capital to average assets:
Consolidated	33,937	8.60%	15,780	4.00%		n/a
Bank	30,997	7.88%	15,732	4.00%	19,664	5.00%

     As of December 31, 2001 and 2000, the Company and the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to December 31, 2001 that would change the Company’s or the Bank’s Capital category.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 16 — FAIR VALUES OF FINANCIAL INSTRUMENTS

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

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$15,410	$15,410	$10,212	$10,212
Federal funds sold	4,395	4,395	4,995	4,995
Securities available for sale	81,715	81,715	81,620	81,620
Loans, net	327,909	331,073	284,757	290,182
Accrued interest receivable	3,167	3,167	3,742	3,742
Cash surrender value of life insurance	5,178	5,178	4,946	4,946

Financial liabilities:
Deposits	$383,279	$378,641	$358,265	$358,916
FHLB advances	33,092	32,692	12,403	12,403
Long-term debt	7,000	7,663	7,000	7,000
Accrued interest payable	1,383	1,383	1,752	1,752

     While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2001 and 2000, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2001 and 2000, should not necessarily be considered to apply at subsequent dates.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 17 — PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

     Condensed financial information of the Company is as follows:

Condensed Balance Sheets
December 31, 2001 and 2000

	2001	2000

Assets
Cash and cash equivalents	$370	$2,157
Investment in subsidiaries	37,966	33,489
Cash surrender value of life insurance	838	790
Premises and equipment, net	3	11
Other assets	132	474

	$39,309	$36,921

Liabilities and Shareholders’ Equity
Other liabilities	482	$496
Long-term debt	7,000	7,000
Shareholders’ equity	31,827	29,425

	$39,309	$36,921

Condensed Statements of Earnings Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Operating income
Dividends from subsidiaries	$—	$—	$1,700
Interest on interest-bearing deposits		4	—

		4	1,700
Costs and expenses
General and administrative	1,051	994	486

Provision for income taxes
Current	—	—	—
Deferred	—	—	—

Earnings before equity in undistributed earnings of subsidiaries	(1,051)	(990)	1,214
Equity in undistributed earnings of subsidiaries	4,341	3,498	1,908

Net earnings	$3,290	$2,508	$3,122

F-30

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands)

NOTE 17 — PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash flows from operating activities
Net earnings	$3,290	$2,508	$3,122
Adjustments to reconcile net earnings to net cash used in
operating activities:
Equity in undistributed earnings of subsidiaries	(4,091)	(3,498)	(1,908)
Depreciation and amortization	8	9	10
Net change in other assets	294	(387)	32
Net change in other liabilities	(14)	447	4

Net cash (used in) provided by operating activities	(513)	(921)	1,260

Cash flows from investing activities
Purchase of subsidiary stock	—	(1,502)	—
Purchases of premises and equipment	—	—	21

Net cash (used in) provided by investing activities	—	(1,502)	21

Cash flows from financing activities
Purchase of treasury stock	(433)	(2,046)	(174)
Proceeds from issuance of trust preferred securities	—	7,000	—
Cash dividends paid	(841)	(770)	(768)

Net cash (used in) provided by financing activities	(1,274)	4,184	(942)

Net change in cash and cash equivalents	(1,787)	1,761	339

Cash and cash equivalents at beginning of year	2,157	396	57

Cash and cash equivalents at end of year	$370	$2,157	$396

F-31

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands, except per share amounts)

NOTE 18 — QUARTERLY FINANCIAL DATA — UNAUDITED

     Condensed quarterly results of operations for the years ended December 31, 2001 and 2000 were as follows:

Year ended December 31, 2001

	Dec. 31	Sept. 30	June 30	March 31

Interest income	$7,230	$7,522	$7,493	$7,616
Interest expense	3,566	4,024	4,273	4,500

Net interest income	3,664	3,498	3,220	3,116
Provision for loan losses	704	341	185	155

Net interest income after provision for loan losses	2,960	3,157	3,035	2,961
Noninterest income	2,604	1,247	1,092	1,258
Noninterest expense	3,701	3,346	3,207	3,265

Earnings before taxes	1,863	1,058	920	954
Provision for income tax expense	853	239	197	216

Net earnings	$1,010	$819	$723	$738

Earnings per common share:
Basic	$0.34	$0.27	$0.24	$0.24
Diluted	$0.34	$0.27	$0.24	$0.24

Year ended December 31, 2000

	Dec. 31	Sept. 30	June 30	March 31

Interest income	$7,826	$7,404	$7,112	$6,675
Interest expense	4,691	4,498	3,980	3,573

Net interest income	3,135	2,906	3,132	3,102
Provision for loan losses	150	130	185	130

Net interest income after provision for loan losses	2,985	2,776	2,947	2,972
Noninterest income	985	993	868	877
Noninterest expense	3,064	3,033	2,924	3,119

Earnings before taxes	906	736	891	730
Provision for income tax expense	172	195	203	185

Net earnings	$734	$541	$688	$545

Earnings per common share:
Basic	$0.23	$0.18	$0.22	$0.17
Diluted	$0.23	$0.18	$0.22	$0.17

F-32