Form 10-Q
period 2002-03-31
GUARANTY BANCSHARES INC /TX/
filed 2002-05-14
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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
[X]Yes          [_]No

As of May 10, 2002, there were 2,994,428 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC. INDEX TO FORM 10-Q

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS) (EXCEPT SHARE AMOUNTS)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$ 11,910	$ 15,410
Federal funds sold	11,205	4,395
Securities available-for-sale	88,307	81,715
Loans, net of allowance for loan losses of $3,481 and $3,346	332,408	327,909
Premises and equipment, net	13,460	13,616
Other real estate	893	562
Accrued interest receivable	2,858	3,167
Goodwill	2,338	2,338
Other assets	8,550	11,397

Total assets	$ 471,929	$ 460,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 64,467	$ 63,726
Interest-bearing	330,507	319,553

Total deposits	394,974	383,279
Federal Home Loan Bank advances	33,011	33,092
Long-term debt	7,000	7,000
Accrued interest and other liabilities	4,376	5,311

Total liabilities	439,361	428,682

Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized,
no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized,
3,250,016 issued	3,250	3,250
Additional paid-in capital	12,659	12,659
Retained earnings	18,705	17,723
Treasury stock, 255,588 and 245,588 shares at cost	(2,783)	(2,653)
Accumulated other comprehensive income	737	848

Total shareholders’ equity	32,568	31,827

Total liabilities and shareholders’ equity	$ 471,929	$ 460,509

See accompanying notes to consolidated financial statements. 3

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF EARNINGS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Interest income
Loans, including fees	$5,943	$6,210
Securities	1,088	1,137
Federal funds sold and other temporary investments	49	269

Total interest income	7,080	7,616
Interest expense
Deposits	2,620	4,137
FHLB advances and federal funds purchased	336	173
Long-term debt	184	190

Total interest expense	3,140	4,500

Net interest income	3,940	3,116
Provision for loan losses	250	155

Net interest income after provision for loan losses	3,690	2,961
Noninterest income
Service charges	644	618
Other operating income	353	374
Realized gain on available-for-sale securities	37	266

Total noninterest income	1,034	1,258
Noninterest expense
Employee compensation and benefits	2,107	1,920
Occupancy expenses	474	464
Other operating expenses	909	881

Total noninterest expenses	3,490	3,265

Earnings before income taxes	1,234	954
Provision for income taxes	252	216

Net earnings	$ 982	$ 738

Basic earnings per common share	$ 0.33	$ 0.24

Diluted earnings per common share	$ 0.33	$ 0.24

See accompanying notes to consolidated financial statements. 4

GUARANTY BANCHSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Balance at beginning of period	$ 31,827	$ 29,425
Net income	982	738
Purchases of treasury stock	(130)	(165)
Change in unrealized (loss) gain on
securities available for sale, net of tax	(111)	459

Balance at end of period	$ 32,568	$ 30,457

See accompanying notes to consolidated financial statements. 5

GUARANTY BANCSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Net cash provided by operating activities	$ 4,929	$ 590

Cash flows from investing activities:
Securities available for sale:
Purchases	(19,155)	(26)
Sales	4,223	11,236
Maturities, calls, and principal repayments	8,086	9,003
Net increase in loans	(6,238)	(5,072)
Purchases of premises and equipment	(93)	(185)
Proceeds from sale of premises, equipment and other real estate	75	101
Net increase in federal funds sold	(6,810)	(24,040)

Net cash used by investing activities	(19,912)	(8,983)

Cash flows from financing activities:
Net change in deposits	11,695	14,203
Net change in short-term FHLB advances	—	(5,000)
Repayment of long-term FHLB advances	(81)	(76)
Proceeds from issuance of trust preferred securities		—
Purchase of treasury stock	(130)	(165)

Net cash provided from financing activities	11,484	8,962

Net (decrease) increase in cash and cash equivalents	(3,500)	569
Cash and cash equivalents at beginning of period	15,410	10,212

Cash and cash equivalents at end of period	$ 11,910	$ 10,781

Supplemental disclosures:
Cash paid for income taxes	$ 680	$ —
Cash paid for interest	3,140	4,512
Significant non-cash transactions:
Transfers from loans to real estate owned	$ 390	$ 321

See accompanying notes to consolidated financial statements. 6

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Net earnings	$ 982	$ 738
Other comprehensive income:
Unrealized (loss) gain on available for sale securities
arising during the period	(132)	962
Reclassification adjustment for amounts realized on
securities sales included in net earnings	(37)	(266)

Net unrealized (loss) gain	(169)	696
Tax effect	58	(237)

Total other comprehensive (loss) income	(111)	459

Comprehensive income	$ 871	$ 1,197

See accompanying notes to consolidated financial statements 7

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1.     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries Guaranty (TX) Capital Trust I and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bank. Guaranty Bank has three wholly owned non-bank subsidiaries, Guaranty Leasing Company, Guaranty Company and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United State of America for a complete presentation of financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2002. The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued two statements – Statement 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which impacts the Company accounting for its reported goodwill and other intangible assets.

     SFAS 141, Business Combinations – This statement eliminates the pooling method of accounting for business combinations. It requires that intangible assets that meet certain criteria be reported separately from goodwill and that negative goodwill arising from a business combination be recorded as an extraordinary gain.

     SFAS 142, Goodwill and Other Intangible Assets – This statement eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. It requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

     The standards have been applied by the Company, beginning January 1, 2002. The Company has completed its initial impairment test, and believes no impairment exists. In accordance with the new standards, goodwill of $2.3 million is no longer being amortized. Below is a reconciliation of reported net income and basic earnings per common share to the adjusted amounts assuming the new standards were applied effective January 1, 2001 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Reported net income	$ 982	$ 738
Add back amortization of goodwill	—	38

Adjusted net income	$ 982	$ 776

Reported earnings per share	$ 0.33	$ 0.24
Goodwill amortization	—	0.01

Adjusted earnings per share	$ 0.33	$ 0.25

NOTE 3.      EARNINGS PER SHARE

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

     The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Weighted-average common shares used in basic EPS	3,003,872	3,039,211
Potential dilutive common shares	13,817	7,734

Weighted-average common and potential dilutive
common shares used in dilutive EPS	3,017,689	3,046,945

NOTE 4.     STOCK OPTIONS

     In 2000, the Company granted nonqualified stock options to certain executive officers of the Company and Guaranty Bank under the Company’s 1998 Stock Incentive Plan. The grants consisted of eight-year options to purchase 89,500 shares at an exercise price of $9.30 per share, which was the market price of the Company’s stock on the date the options were granted. In February 2002, the Company granted eight-year options to purchase 20,000 shares at an exercise price of $12.50 per share, which was the market price of the Company’s stock on the date the options were granted. The options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter. At March 31, 2002, none of the options have been exercised and 890,500 options remain available for future grant under the 1998 Stock Incentive Plan.

     The weighted-average fair value per share of options granted during 2002 was $4.09. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.24%; expected volatility of 28.7%; risk-free interest rate of 5.0%, and an expected life of 8.00 years.

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” requires pro forma disclosures for companies not adopting its fair value accounting method for stock-based employee compensation. No compensation expense related to stock options is actually recognized. Accordingly, the following pro forma information presents net income and earnings per share for the three months ended March 31, 2002 and 2001 had the SFAS No. 123 fair value method been used to measure compensation cost for stock option plans (dollars in thousands, except per share amounts):

Three Months Ended March 31,
	2002	2001
(Unaudited)
Net earnings:
As reported	$ 982	$ 738

Pro forma	$ 978	$ 732

Earnings per share:
As reported
Basic	$ 0.33	$ 0.24

Diluted	$ 0.33	$ 0.24

Pro forma
Basic	$ 0.32	$ 0.24

Diluted	$ 0.32	$ 0.24

     The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts. The pro forma effect may increase in the future if more options are granted.

NOTE 5.      COMMITMENT AND CONTINGENCIES

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

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

     Outstanding commitments and letters of credit are approximately as follows (dollars in thousands):

	Contract or Notional Amount
	March 31, 2002	December 31, 2001
	(Unaudited)
Commitments to extend credit	$22,571	$21,394
Letters of credit	1,190	1,042

     The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

     Guaranty Leasing Company, a non-bank subsidiary of the Bank, is a substantial partner in various complex equipment leasing transactions primarily originated in 1992, 1994 and 1995 involving leveraged leases. During 2001 and 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that certain losses taken by the Partnership during 1992 and 1994 through 1996 amounting to approximately $1.7 million would be disallowed. The Partnership plans to appeal the Service’s determination and to actively contest the Service’s position. However, if the Service is ultimately successful in re-determining the amount of the Partnership’s taxable loss, the Company’s tax liability would be increased. Such adjustment may have a material adverse effect on the Company’s consolidated financial statements.

     There can be no assurance that the Service will not contest and ultimately disallow similar types of deductions and losses for other open tax years by the Partnership’s in which Guaranty Leasing has ownership. If the Service is successful in its challenge of the Partnership’s losses, the potential additional tax liability to the Company may have a material adverse effect on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Quarterly Report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “Safe Harbor” created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data process system failures or fraud; asset/liability, matching risks and liquidity risks; and changes in the securities markets and the factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

GENERAL OVERVIEW

     Guaranty Bancshares, Inc. (the “Company”) is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bank (the “Bank”). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through ten banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Commerce, Deport, Paris, Pittsburg, Sulphur Springs, Talco and Texarkana. The Company also maintains a loan production office in Fort Stockton, Texas.

FINANCIAL OVERVIEW

     Net earnings available to common shareholders for the three months ended March 31, 2002 were $982,000 or $0.33 per share compared with $738,000 or $0.24 per share for the three months ended March 31, 2001, an increase of $244,000 or 33.1%. The increase is due primarily to an increase in net interest income of $824,000 or 26.4% offset by an increase in noninterest expenses of $225,000 and a decrease in gain on sale of securities of $229,000. There was no material change during the comparative periods in noninterest income. Noninterest expense increased by $225,000 or 6.9% primarily due to increases in employee compensation and benefits due to a slight increase in staff, higher benefits cost, and normal salary increases. There was no significant change in non-staff expenses for the two comparative periods.

     Gross loans increased to $335.9 million at March 31, 2002, from $331.3 million at December 31, 2001, an increase of $4.6 million or 1.4%. Total assets increased to $471.9 million at March 31, 2002, compared with $460.5 million at December 31, 2001. The increase of $11.4 million in total assets is primarily in gross loans, securities, and federal funds sold which increased $4.6 million, $6.6 million, and $6.8 million, respectively offset by a decrease in cash and due from banks and other assets of $3.5 million and $2.8 million, respectively. The net increase in assets resulted from an increase in deposits of $11.7 million. Total deposits increased to $395.0 million at March 31, 2002 compared to $383.3 million at December 31, 2001. This increase come primarily from an increase in certificate of deposits of $10.4 million or 4.9% due to the offering of competitive yields, and an increase in savings accounts of $941,000 or 9.1%.

     Total shareholders’ equity was $32.6 million at March 31, 2002, representing an increase of $741,000 or 2.3% from December 31, 2001. This increase is due to the earnings for the period of $982,000 offset by a decrease in accumulated other comprehensive income of $111,000 and the purchase of 10,000 shares of treasury stock at a cost of $130,000.

RESULTS OF OPERATIONS

Interest Income

     Interest income for the three months ended March 31, 2002 was $7.1 million, a decrease of $536,000 or 7.0% compared with the three months ended March 31, 2001. The decrease in interest income is due primarily to lower yields on earning assets partially offset by an increase in the average volume of earning assets. Average loans were $330.9 million for the three months ended March 31, 2002, compared with $289.4 million for the three months ended March 31, 2001, an increase of $41.5 million or 14.3%. Average securities were $79.5 million for the three months ended March 31, 2002, compared with $67.0 million for the three months ended March 31, 2001, an increase of $12.5 million or 18.8%. Average federal funds sold were $12.7 million for the three months ended March 31, 2002, compared with $19.9 million for the three months ended March 31, 2001, a decrease of $7.2 million or 36.2%. Growth in the average volume of interest-earning assets is primarily due to the growth in deposits for the period. The decreases in interest income are primarily due to a decrease in the average yield earned on interest-earning assets from 8.21% during the three-month period ended March 31, 2001 to 6.79% during the three-month period ended March 31, 2002.

Interest Expense

     Interest expense on deposits and other interest-bearing liabilities was $3.1 million for the three months ended March 31, 2002, compared with $4.5 million for the three months ended March 31, 2001, a decrease of $1.4 million or 30.2%. The decrease in interest expense is due primarily to a lower yield in average interest-bearing liabilities from 5.51% for the three months ended March 31, 2001, to 3.48% for the three months ended March 31, 2002. The decrease was partially offset by growth on the average volume of interest-bearing liabilities. Average interest-bearing deposits were $326.1 million for the three months ended March 31, 2002, compared to $313.2 million for the three months ended March 31, 2001, an increase of $12.9 million or 4.1%. Average Federal Home Loan Bank (FHLB) advances were $33.0 million for the three months ended March 31, 2002 compared to $11.0 million for the three months ended March 31, 2001, an increase of $22.0 million or 201.1%. Long-term debt remained at $7.0 million for both comparative periods.

Net Interest Income

     Net interest income was $3.9 million for the three months ended March 31, 2002 compared with $3.1 million for the three months ended March 31, 2001, an increase of $824,000 or 26.4%. The increase in net interest income resulted primarily from growth in average interest-earning assets to $423.1 million for the three months ended March 31, 2002, from $376.3 million for the three months ended March 31, 2001, an increase of $46.8 million or 12.4%, offset by an increase in total interest-bearing liabilities to $366.2 million for the three months ended March 31, 2002, from $331.2 million for the three months ended March 31, 2001, an increase of $35.0 million or 10.6%. The net interest margin increased to 3.78% from 3.36% for the three months ended March 31, 2002 compared to the same three-month period ended March 31, 2001. These increases can be attributed to the fact that the percentage growth in average interest-earning assets exceeded the percentage growth in average interest-bearing liabilities causing the ratio of average interest-earning assets to average interest-bearing liabilities to increase. Additionally, the average rate paid on interest-bearing liabilities decreased at a slower rate than the average rate earned on interest-earning assets due to Guaranty Bank’s positive gap position in the falling interest rate environment.

     The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2002 and 2001, respectively. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The net interest spread is the difference between the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities. The net interest margin is net interest income as a percentage of average interest-earning assets.

	Three Months Ended March 31,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets
Loans	$ 330,859	$5,943	7.28%	$ 289,398	$6,210	8.70%
Securities	79,517	1,088	5.55%	66,950	1,137	6.89%
Federal funds sold	12,723	49	1.56%	19,943	269	5.47%
Interest-bearing deposits in
other financial institutions	37	—	1.70%	25	—	3.90%

Total interest-earning assets	423,136	7,080	6.79%	376,316	7,616	8.21%

Less allowance for loan losses	(3,354)			(2,653)

Total interest-earning
assets, net of allowance	419,782			373,663
Non-earning assets:
Cash and due from banks	13,363			11,879
Premises and equipment	13,569			13,559
Interest receivable and
other assets	17,028			17,867
Other real estate owned	775			337

Total assets	$ 464,517			$ 417,305

Liabilities and shareholders’ equity
Interest-bearing liabilities
NOW, savings, and money
market accounts	$ 107,340	$ 403	1.52%	$ 103,548	$ 896	3.51%
Time deposits	218,782	2,217	4.11%	209,688	3,241	6.27%

Total interest-bearing
deposits	326,122	2,620	3.26%	313,236	4,137	5.36%
FHLB advances and federal
funds purchased	33,043	336	4.12%	10,974	173	6.39%
Long-term debt	7,000	184	10.66%	7,000	190	11.01%

Total interest-bearing
liabilities	366,165	$3,140	3.48%	331,210	$4,500	5.51%

Noninterest-bearing liabilities
Demand deposits	60,766			51,987
Accrued interest, taxes and
other liabilities	4,946			3,876

Total liabilities	431,877			387,073
Shareholders’ equity	32,640			30,232

Total liabilities and
shareholders’ equity	$ 464,517			$ 417,305

Net interest income		$3,940			$3,116

Net interest spread			3.31%			2.70%

Net interest margin			3.78%			3.36%

14

     The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of these tables, changes attributable to both rate and volume that can be segregated have been allocated as follows (dollars in thousands):

	Three Months Ended March 31,
	2002 vs. 2001
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Unaudited)
Interest-earning assets:
Loans	$ 3,607	$(3,874)	(267)
Securities	866	(915)	(49)
Federal funds sold	(395)	175	(220)
Interest-bearing deposits in other
financial institutions	1	(1)	—

Total increase (decrease) in interest income	4,079	(4,615)	(536)

Interest-bearing liabilities:
NOW, savings, and money market
accounts	133	(626)	(493)
Time deposits	570	(1,594)	(1,024)
Other borrowed funds	1,410	(1,247)	163
Trust preferred	—	(6)	(6)

Total increase (decrease) in interest expense	2,113	(3,473)	(1,360)

Increase (decrease) in net interest income	$ 1,966	$(1,142)	$ 824

Provision for Loan Losses

     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of the Company’s loan portfolio by Independent Bank Services, L.C. The provision for loan losses for the three months ended March 31, 2002, is $250,000 compared with $155,000 for the three months ended March 31, 2001, an increase of $95,000 or 61.3%. The increase is due to the increase in average loans of 14.3% over the comparable three-month period. Management believes increasing the allowance for loan losses is prudent as total loans, particularly higher-risk commercial, construction, and consumer loans, increase.

Noninterest Income

The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Service charges on deposit accounts	$ 644	$ 618
Fee income	173	179
Fiduciary income	39	33
Other noninterest income	141	162
Realized gain on securities	37	266

Total noninterest income	$1,034	$1,258

     The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Noninterest income for the three-month period ended March 31, 2002 decreased $224,000, or 17.8% over the same period ended March 31, 2001. The decrease in noninterest income for the three-month period ending March 31, 2002 is primarily due to the gain on sale of securities realized in 2001 partially offset by an increase in service charges on deposit accounts created by an increase in the number of deposit accounts. In the three months ended March 31, 2001, the Company realized a gain on sale of mortgage-backed securities of $266,000 from the sale of $11.2 million of securities compared to a gain on the sale of mortgage-backed securities of $37,000 from the sale of $4.2 million of securities during the three months ended March 31, 2002. Disregarding the gain on sale of securities, there was no material change in the Company’s normal recurring noninterest income. Other noninterest income decreased $21,000 or 13.0% during the same period due primarily to a decrease in income from subsidiaries of $60,000 during the three months ended March 31, 2001 compared to ($12,000) during the three month period ended March 31, 2002 offset by a net gain on the sale of assets recorded in the three month period ended March 31, 2002 of $27,000. There was not a net gain on sale of assets recorded during the three-month period ended March 31, 2001.

Noninterest Expenses

The following table presents, for the periods indicated, the major categories of noninterest expenses (dollars in thousands):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Employee compensation and benefits	$2,107	$1,920

Non-staff expenses:
Net bank premises expense	474	464
Office and computer supplies	68	82
Legal and professional fees	99	70
Advertising	71	72
Postage	46	43
FDIC insurance	17	17
Other	608	597

Total non-staff expenses	1,383	1,345

Total noninterest expenses	$3,490	$3,265

     Employee compensation and benefits expense increased $187,000, or 9.7% for the three-month period ending March 31, 2002 compared to the same period in 2001. The increase for the three-month period ending March 31, 2002 is due primarily to normal salary increases, benefits cost, and additional staff placement in the Texarkana and Paris locations to handle customer growth. The number of full-time equivalent employees was 193 at March 31, 2002, compared with 191 at March 31, 2001, an increase of 1.0%.

     Non-staff expenses increased $38,000 or 2.8%, for the three-month period ending March 31, 2002, compared with the same period in 2001. Net bank premises expense increased $10,000, or 2.2%, over the comparable period due to additional depreciation and property tax expense. Other non-staff expenses increased $11,000 for the three-month period ending March 31, 2002, compared to the same period in 2001. The minimal non-staff expense increases are due to cost controls established and put into force by the Company.

Income Taxes

     Income tax expense increased $36,000 to $252,000 for the three months ended March 31, 2002 from $216,000 for the same period in 2001. The increase is a result of increased earnings before income tax and fewer tax deductions available from the Company’s leasing activities. The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

Loan Portfolio

     Gross loans are $335.9 million at March 31, 2002, an increase of $4.6 million or 1.4% from $331.3 million at December 31, 2001. Loan growth occurred primarily in 1-4 family residential loans and non-residential and non-farmland loans due to continued good loan demand in the various markets that the Company serves. Average loans comprised 78.2% of total average interest-earning assets at March 31, 2002 compared with 76.9% at March 31, 2001.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2002 and December 31, 2001 (dollars in thousands):

	March 31, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
	(Unaudited)
Commercial and industrial	$ 67,015	19.95%	$ 66,641	20.12%
Agriculture	8,010	2.41	8,589	2.59
Real estate:
Construction and land development	10,263	3.05	9,492	2.87
1-4 family residential	128,969	38.39	126,114	38.07
Farmland	9,188	2.73	9,794	2.96
Non-residential and non-farmland	70,821	21.08	68,165	20.58
Multi-family residential	8,647	2.57	9,333	2.81
Consumer	32,976	9.82	33,126	10.00

Total loans	$335,889	100.00%	$331,254	100.00%

Allowance for Loan Losses

     In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio. Management determines the adequacy of the allowance through its evaluation of the loan portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. Loan charge-offs, net of recoveries, during the three-month period ending March 31, 2002 increased $182,000 or 275.8% over the same period ending March 31, 2001. This increase is due primarily to additional charge-offs recognized during the period caused by the Company’s aggressive position on identifying problem assets. At March 31, 2002 and March 31, 2001, the allowance for loan losses totaled $3.5 million or 1.04% of gross loans and $2.8 million or 0.96% of gross loans respectively. The allowance for loan losses as a percentage of nonperforming loans was 99.17% at March 31, 2002.

Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Average loans outstanding	$ 330,859	$ 289,398

Gross loans outstanding at end of period	$ 335,889	$ 292,745

Allowance for loan losses at beginning of period	$ 3,346	$ 2,578
Provision for loan losses	250	155
Charge-offs:
Commercial and industrial	(1)	(10)
Real estate	(126)	(26)
Consumer	(79)	(44)
Recoveries:
Commercial and industrial	18	14
Real estate	53	116
Consumer	19	16

Net loan (charge-offs) recoveries	(116)	66

Allowance for loan losses at end of period	$ 3,480	$ 2,799

Ratio of allowance to end of period loans	1.04%	0.96%
Ratio of net charge-offs to average loans	0.04%	(0.02%)
Ratio of allowance to end of period nonperforming loans	99.17%	55.90%

Nonperforming Assets

     Nonperforming assets were $4.4 million at March 31, 2002 compared with $6.2 million at December 31, 2001. Nonaccrual loans decreased $811,000 from $3.7 million at December 31, 2001 to $2.9 million at March 31, 2002. This decrease is due primarily to six lines of credits taken off nonaccrual status totaling $2.1 million partially offset by three lines added totaling $1.1 million. The new lines have collateral value which exceeds the total debts and no loss is anticipated. Accruing loans 90 or more days past due decreased $1.3 million, from $1.9 million at December 31, 2001 to $583,000 at March 31, 2002. This decrease is due primarily to collection efforts of previously past due credits. Other real estate increased $331,000 during the same period. This increase is primarily the result of loans that were foreclosed on during the period totaling $390,000, net of sales of properties with a carrying value of $59,000. Management anticipates minimal losses on the total of these new nonperforming assets.

     The ratio of nonperforming assets to total loans and other real estate was 1.31% and 1.87% at March 31, 2002, and December 31, 2001, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	March 31, 2002	December 31, 2001
	(Unaudited)
Nonaccrual loans	$2,926	$3,737
Accruing loans 90 or more days past due	583	1,912

Total nonperforming loans	3,509	5,649
Other real estate	893	562

Total nonperforming assets	$4,402	$6,211

Securities

     Securities totaled $88.3 million at March 31, 2002, an increase of $6.6 million from $81.7 million at December 31, 2001. At March 31, 2002, securities represented 18.7% of total assets compared with 17.7% of total assets at December 31, 2001. The yield on average securities for the three-months ended March 31, 2002, is 5.55% compared with 6.89% for the same period in 2001. At March 31, 2002 securities included $11.5 million in U.S. Government securities, $38.9 million in mortgage-backed securities, $30.6 million in collateralized mortgage obligations, $2.1 million in equity securities, and $5.2 million in municipal securities. The average life of the securities portfolio at March 31, 2002 is approximately 2.3 years, however, all of the Company’s securities are classified as available-for-sale.

Other Assets

     Other assets totaled $8.6 million at March 31, 2002 compared to $11.4 million at December 31, 2001, a decrease of $2.8 million or 25.0%. This decrease resulted primarily from the collection of a receivable of $3.0 million as of December 31, 2001 reflecting the settlement of the Company’s lawsuit against Guaranty Federal.

Deposits

     At March 31, 2002, demand, money market and savings deposits account for approximately 43.3% of total deposits, while certificates of deposit make up 56.7% of total deposits. Total deposits increased $11.7 million or 3.1% from December 31, 2001 to March 31, 2002. This increase comes primarily from an increase in certificates of deposits of $10.4 million or 4.9% due to the offering of competitive yields on these deposits, and an increase in savings accounts of $941,000 or 9.1%. Noninterest-bearing demand deposits totaled $64.5 million or 16.3% of total deposits at March 31, 2002, compared with $63.7 million or 16.6% of total deposits at December 31, 2001. The average cost of deposits, including noninterest-bearing demand deposits, is 2.98% for the three months ended March 31, 2002 compared with 4.76% for the same period in 2001.

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

     The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first three months of 2002 are the purchases of securities available for sale of $19.2 million, the net increase in deposits of $11.7 million, maturities, calls, and principal repayments of securities totaling $8.1 million, the net increase in federal funds sold of $6.8 million, and the net increase in loans of $6.2 million.

CAPITAL RESOURCES

     Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to Guaranty Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of March 31, 2002, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios are 11.12%, 12.16%, and 8.02%, respectively. As of March 31, 2002, Guaranty Bank’s risk-based capital ratios remain above the levels required for Guaranty Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 11.01%, 12.06%, and 7.88%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued two statements – Statement 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which will potentially impact the Company’s accounting for its reported goodwill and other intangible assets.

     SFAS 141, Business Combinations – This statement eliminates the pooling method of accounting for business combinations. It requires that intangible assets that meet certain criteria be reported separately from goodwill and that negative goodwill arising from a business combination be recorded as an extraordinary gain.

     SFAS 142, Goodwill and Other Intangible Assets – This statement eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. It requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

     The standards have been applied by the Company, beginning January 1, 2002. The Company has completed its initial impairment test, and believes no impairment exists. In accordance with the new standards, goodwill of $2.3 million is no longer being amortized.

     SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – This statement replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transfer has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitization and pledge collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this standard to have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes in the market risk information disclosed in the Company’s Form 10-K for the year ended December 31, 2001. See Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

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

No report on Form 8-K was filed by Guaranty Bancshares, Inc., during the three months ended March 31, 2002.

22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC. —————————————— (Registrant)

Date: May 10, 2002	By: /s/ Arthur B. Scharlach, Jr. —————————————— Arthur B. Scharlach, Jr. President (Principal Executive Officer)

Date: May 10, 2002	By: /s/ Clifton A. Payne —————————————— Clifton A. Payne Senior Vice President and Chief Financial Office (Principal Financial Officer)

23

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
11	Statement regarding computation of earnings per share	Reference is hereby made to Note 3 of Notes to Consolidated Financial Statements on page 9 hereof.

24