Form 10-Q
period 2002-06-30
GUARANTY BANCSHARES INC /TX/
filed 2002-08-14
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________

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
|X| Yes    |_| No

As of August 12, 2002, there were 2,996,428 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION	Page

PART II - OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Cash and cash equivalents	$10,305	$15,410
Federal funds sold	12,775	4,395
Securities available-for-sale	94,707	81,715
Loans, net of allowance for loan losses of $3,576 and $3,346	344,387	327,909
Premises and equipment, net	13,386	13,616
Other real estate	1,896	562
Accrued interest receivable	3,053	3,167
Goodwill	2,338	2,338
Other assets	8,699	11,397

Total assets	$491,546	$460,509

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing	$67,755	$63,726
Interest-bearing	335,012	319,553

Total deposits	402,767	383,279
FHLB advances	42,930	33,092
Long-term debt	7,000	7,000
Other liabilities	5,103	5,311

Total liabilities	457,800	428,682

Shareholders’ equity:
Preferred stock, $5.00 par value, 15,000,000 shares authorized,
no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized,
3,252,016 issued at June 31, 2002 and
3,250,016 at December 31, 2001	3,252	3,250
Additional capital	12,676	12,659
Retained earnings	19,348	17,723
Treasury stock, 255,588 and 245,588 shares at cost	(2,783)	(2,653)
Accumulated other comprehensive income	1,253	848

Total shareholders’ equity	33,746	31,827

Total liabilities and shareholders’ equity	$491,546	$460,509

See accompanying Notes to Consolidated Financial Statements.

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income:
Loans	$5,935	$6,129	$11,878	$12,339
Securities	1,203	1,130	2,291	2,267
Federal funds sold and other temporary investments	56	234	105	503

Total interest income	7,194	7,493	14,274	15,109
Interest expense:
Deposits	2,514	3,983	5,134	8,120
FHLB advances and other borrowed funds	585	290	1,105	653

Total interest expense	3,099	4,273	6,239	8,773

Net interest income	4,095	3,220	8,035	6,336
Provision for loan losses	450	185	700	340

Net interest income after provision for loan losses	3,645	3,035	7,335	5,996
Noninterest income:
Service charges	761	687	1,405	1,305
Other operating income	434	354	787	728
Realized gain on available-for-sale securities	280	51	317	317

Total noninterest income	1,475	1,092	2,509	2,350
Noninterest expense:
Employee compensation and benefits	2,107	1,790	4,214	3,710
Occupancy expenses	486	460	960	924
Other operating expenses	981	957	1,890	1,838

Total noninterest expenses	3,574	3,207	7,064	6,472

Earnings before income taxes	1,546	920	2,780	1,874
Provision for income taxes	453	197	705	413

Net earnings	$1,093	$723	$2,075	$1,461

Basic earnings per common share	$0.36	$0.24	$0.69	$0.48

Diluted earnings per common share	$0.36	$0.24	$0.69	$0.48

See accompanying Notes to Consolidated Financial Statements. 4

GUARANTY BANCHSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Balance at beginning of period	$32,568	$30,457	$31,827	$29,425
Net income	1,093	723	2,075	1,461
Cash dividends declared on common stock	(450)	(391)	(450)	(391)
Purchases of treasury stock	—	(246)	(130)	(411)
Proceeds from stock option exercises	19	—	19	—
Change in accumulated other comprehensive income, net of tax	516	(41)	405	418

Balance at end of period	$33,746	$30,502	$33,746	$30,502

See accompanying Notes to Consolidated Financial Statements. 5

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Net cash from operating activities	$4,823	$2,428

Cash flows from investing activities:
Securities available for sale:
Purchases	(47,239)	(22,229)
Sales	19,629	18,368
Maturities, calls, and principal repayments	15,284	14,135
Net increase in loans	(19,194)	(13,685)
Purchases of premises and equipment	(269)	(537)
Proceeds from sale of other real estate	1,476	376
Net change in federal funds sold	(8,380)	(14,475)

Net cash from investing activities	(38,693)	(18,047)
Cash flows from financing activities:
Net change in deposits	19,488	22,634
Net change in short-term FHLB advances	9,838	(7,000)
Repayment of long-term FHLB advances	—	(154)
Stock options exercised	19	—
Purchase of treasury stock	(130)	(411)
Dividends paid	(450)	(391)

Net cash from financing activities	28,765	14,678

Net change in cash and cash equivalents	(5,105)	(941)
Cash and cash equivalents at beginning of period	15,410	10,212

Cash and cash equivalents at end of period	$10,305	$9,271

Supplemental disclosures:
Cash paid for income taxes	$1,180	$58
Cash paid for interest	6,412	8,448

Significant non-cash transactions:
Transfers from loans to real estate owned	$2,672	$574

See accompanying Notes to Consolidated Financial Statements. 6

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net earnings	$1,093	$723	$2,075	$1,461
Other comprehensive income:
Unrealized gain (loss) on available for sale securities
arising during the period	1,062	(11)	930	951
Reclassification adjustment for amounts realized on
securities sales included in net earnings	(280)	(51)	(317)	(317)

Net unrealized gain (loss)	782	(62)	613	634
Tax effect	(266)	21	(208)	(216)

Total other comprehensive income (loss)	516	(41)	405	418

Comprehensive income	$1,609	$682	$2,480	$1,879

See accompanying Notes to Consolidated Financial Statements.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for a complete presentation of financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2002. Except for changes implemented due to recent accounting pronouncements as discussed below, the Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     In preparation of the accompanying unaudited consolidated financial statements, management is required to make estimates and assumptions, which are based on information available at the time such estimates and assumptions are made. These estimates and assumptions affect the amounts reported in the accompanying unaudited consolidated financial statements. Accordingly, future results may differ if the actual amounts and events are not the same as the estimates and assumptions of management. The collectability of loans, fair value of financial instruments and other real estate and status of contingencies are particularly subject to change.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002, the Company adopted new accounting policies related to goodwill, intangibles and other long-lived assets in accordance with several recently issued accounting pronouncements. Our new accounting policies are discussed below:

     Goodwill: On January 1, 2002, the Company stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. The Company has completed its initial impairment test and no impairment of goodwill was recognized in connection with the adoption of this new policy. Under the new policy, goodwill is assigned to reporting units. Goodwill is then tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

     The following table presents reported net income and basic earnings per common share for the three and six months ended June 30, 2001 and 2002 adjusted to exclude goodwill amortization expense assuming the new standards were applied effective January 1, 2001 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Reported net income	$1,093	$723	$2,075	$1,461
Add back amortization of goodwill	—	37	—	75

Adjusted net income	$1,093	$760	$2,075	$1,536

Reported earnings per share	$0.36	$0.24	$0.69	$0.48
Goodwill amortization	—	0.01	—	0.03

Adjusted earnings per share	$0.36	$0.25	$0.69	$0.51

     Intangible Assets and Other Long-Lived Assets: Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

The following accounting standard was issued during the six months ended June 30, 2002:

     Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 clarifies and simplifies existing accounting pronouncements related to gains and losses from debt extinguishments and certain lease modifications and eliminates certain transitional accounting standards that are no longer necessary. This statement also makes minor technical corrections to various other existing pronouncements. Certain provisions of this statement will become effective for the Company on January 1, 2003, while other provisions became effective for transactions occurring and financial statements issued after May 15, 2002. Adoption of the provisions of this statement that were effective after May 15, 2002 did not have a significant impact on the Company’s financial statements. Furthermore, adoption of the remaining provisions of this statement on January 1, 2003 is not expected to have a significant impact on the Company’s financial statements.

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

     The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Weighted average common shares used in basic EPS	2,995,307	3,017,755	2,999,566	3,028,424
Dilutive effect of stock options	22,920	8,832	18,534	8,322

Weighted average common shares used in
diluted EPS	3,018,227	3,026,587	3,018,100	3,036,746

NOTE 4. STOCK OPTIONS

     In 2000, the Company granted nonqualified stock options to certain executive officers of the Company and Guaranty Bank under the Company’s 1998 Stock Incentive Plan. The grants consisted of eight-year options to purchase 89,500 shares at an exercise price of $9.30 per share, which was the market price of the Company’s stock on the date the options were granted. In February 2002, the Company granted eight-year options to purchase 20,000 shares at an exercise price of $12.50 per share, which was the market price of the Company’s stock on the date the options were granted. The options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter. At June 30, 2002, 2,000 shares of the options have been exercised and 893,500 options remain available for future grant under the 1998 Stock Incentive Plan.

     The weighted-average fair value per share of options granted during 2002 was $4.09. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Dividend yield of 2.24%; expected volatility of 28.7%; risk-free interest rate of 5.0%, and an expected life of 8.00 years.

NOTE 5. COMMITMENT AND CONTINGENCIES

     In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles in the United States of America, are not included in the consolidated balance sheets. These transactions are referred to as “off-balance sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

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

     Outstanding commitments and letters of credit are approximately as follows (dollars in thousands):

	Contract or Notional Amount
	June 30, 2002	December 31, 2001
	(Unaudited)

Commitments to extend credit	$28,108	$21,394
Letters of credit	1,103	1,042

     The Company is subject to various claims and legal actions occurring in the normal course of business. The Company accrues for estimated losses in the accompanying financial statements for those matters where management believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. After consultation with legal counsel, management currently believes the outcome of outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on the Company’s business, financial condition or results of operation.

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

     These risks and uncertainties are beyond the Company’s control and, in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should” or the negative of such terms and similar expressions as they relate to the Company, its customers or its management are intended to identify forward-looking statements.

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

FINANCIAL OVERVIEW

     Net earnings for the six months ended June 30, 2002 were $2.1 million, or $0.69 per share, compared with $1.5 million, or $0.48 per share, for the six months ended June 30, 2001, an increase of $614,000 or 42.0%. The increase is due primarily to an increase in net interest income of $1.7 million, or 26.8%, and an increase in noninterest income of $159,000, or 6.8%, offset by an increase in noninterest expense of $592,000, or 9.1%, an increase in provision for loan losses of $360,000, or 105.9%, and an increase in provision for income taxes of $292,000, or 70.7%. These increases are due in part to the growth in loans, in deposits and in net earnings. Net earnings for the three months ended June 30, 2002 were $1.1 million, or $0.36 per share, compared with $723,000, or $0.24 per share, for the three months ended June 30, 2001, an increase of $370,000, or 51.2%. The increase is primarily due to an increase in net interest income and noninterest income and a gain on sale of securities during the quarter partially offset by an increase in noninterest expense primarily due to additional employee compensation and benefits cost.

     The first six months of 2002 showed steady growth. Gross loans increased to $348.0 million at June 30, 2002, from $331.3 million at December 31, 2001, an increase of $16.7 million, or 5.0%. Total assets increased to $491.5 million at June 30, 2002, compared with $460.5 million at December 31, 2001. The increase of $31.0 million in total assets resulted primarily from the investment of increased deposits of $19.5 million, and a net increase in FHLB advances of $9.8 million. Total deposits increased to $402.8 million at June 30, 2002 compared to $383.3 million at December 31, 2001, an increase of $19.5 million, or 5.1%.

     Total shareholders’ equity was $33.7 million at June 30, 2002, compared with $31.8 million at December 31, 2001, an increase of $1.9 million, or 6.0%. This increase was due to earnings for the period of $2.1 million and an increase in accumulated other comprehensive income of $405,000 offset by the purchase of 10,000 shares of treasury stock at a cost of $130,000, and the payment of dividends of $450,000.

RESULTS OF OPERATIONS

Interest Income

     Interest income for the six months ended June 30, 2002 was $14.3 million, a decrease of $835,000, or 5.5%, compared with the six months ended June 30, 2001. Despite the increase in average interest-earning assets, interest income decreased primarily due to lower interest rates earned on earning assets as a result of the falling interest rate environment. The average interest rate earned on interest-earning assets decreased from 8.02% during the six months ended June 30, 2001 to 6.66% during the six months ended June 30, 2002. Average loans were $334.3 million for the six months ended June 30, 2002, compared with $290.6 million for the six months ended June 30, 2001, an increase of $43.7 million, or 15.0%. Average securities were $84.9 million for the six months ended June 30, 2002, compared with $68.5 million for the six months ended June 30, 2001, an increase of $16.4 million or 23.9%. Interest income for the three months ended June 30, 2002 was $7.2 million, a decrease of $299,000, or 4.0%, compared with the three months ended June 30, 2001. The decrease was primarily due to a decrease in the average yield on interest-earning assets from 7.84% during the three months ended June 30, 2001 to 6.54% during the three months ended June 30, 2002.

Interest Expense

     Interest expense on deposits and other interest-bearing liabilities was $6.2 million for the six months ended June 30, 2002, compared with $8.8 million for the six months ended June 30, 2001, a decrease of $2.6 million, or 28.9%. The decrease in interest expense is due primarily to a lower average rate paid on interest-bearing liabilities, which decreased from 5.31% for the six months ended June 30, 2001, to 3.35% for the six months ended June 30, 2002. The effect of this decrease was partially offset by growth in the average volume of interest-bearing liabilities. Average interest bearing deposits were $331.8 million for the six months ended June 30, 2002, compared to $317.5 million for the six months ended June 30, 2001, an increase of $14.3 million or 4.5%. Average Federal Home Loan Bank (FHLB) advances were $36.3 million for the six months ended June 30, 2002 compared to $8.7 million for the six months ended June 30, 2001, an increase of $27.6 million or 317.8%. Average long-term debt remained at $7.0 million for both comparative periods. Interest expense was $3.1 million for the three months ended June 30, 2002, compared with $4.3 million for the three months ended June 30, 2001, a decrease of $1.2 million, or 27.5%. The decrease for the comparable three-month periods was also due to decreases in average interest rates of interest-bearing liabilities offset by increases in average balances.

Net Interest Income

     Net interest income was $8.0 million for the six months ended June 30, 2002 compared with $6.3 million for the six months ended June 30, 2001, an increase of $1.7 million, or 26.8%. The increase in net interest income resulted primarily from growth in average interest-earning assets to $432.3 million for the six months ended June 30, 2002, from $379.7 million for the six months ended June 30, 2001, an increase of $52.5 million, or 13.8%, offset by growth in average interest-bearing liabilities to $375.1 million for the six months ended June 30, 2002, from $333.2 million for the six months ended June 30, 2001, an increase of $41.9 million, or 12.6%. Net interest income was $4.1 million for the three months ended June 30, 2002, compared with $3.2 million for the three months ended June 30, 2001, an increase of $875,000, or 27.2%. The net interest margin increased from 3.37% to 3.72% for the three months ended June 30, 2002 and from 3.36% to 3.75% for the six months ended June 30, 2002 compared to the same three and six month periods ended June 30, 2001. These increases can be attributed to the fact that the percentage growth in average interest-earning assets exceeded the percentage growth in average interest-bearing liabilities causing the ratio of average interest-earning assets to average interest-bearing liabilities to increase.

     The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the annualized average rate earned or paid for the three and six months ended June 30, 2002 and 2001, respectively. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The net interest spread is the difference between the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities. The net interest margin is net interest income as a percentage of average interest-earning assets. Average balances are derived from daily average balance, which include nonaccrual loans in the loan portfolio.

	Three Months Ended June 30,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Loans	$337,799	$5,935	7.05%	$291,814	$6,129	8.42%
Securities	90,320	1,203	5.34%	70,112	1,130	6.46%
Federal funds sold	13,213	56	1.70%	21,135	234	4.44%
Interest-bearing deposits in
other financial institutions	30	—	1.70%	106	—	3.90%

Total interest-earning assets	441,362	7,194	6.54%	383,167	7,493	7.84%

Less allowance for loan losses	(3,373)			(2,778)

Total interest-earning
assets, net of allowance	437,989			380,389
Non-earning assets:
Cash and due from banks	14,428			11,803
Premises and equipment	13,445			13,561
Interest receivable and
other assets	16,997			18,023
Other real estate owned	1,837			511

Total assets	$484,696			$424,287

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money
market accounts	$107,001	$395	1.48%	$105,759	$719	2.73%
Time deposits	230,407	2,119	3.69%	216,020	3,264	6.06%

Total interest-bearing
deposits	337,408	2,514	2.99%	321,779	3,983	4.96%
FHLB advances and federal funds purchased	39,627	395	4.00%	6,418	97	6.06%
Long-term debt	7,000	190	10.89%	7,000	193	11.06%

Total interest-bearing
liabilities	384,035	$3,099	3.24%	335,197	$4,273	5.11%

Noninterest-bearing liabilities:
Demand deposits	62,592			54,295
Accrued interest, taxes and
other liabilities	4,592			4,283

Total liabilities	451,219			393,775
Shareholders’ equity	33,477			30,512

Total liabilities and
shareholders’ equity	$484,696			$424,287

Net interest income		$4,095			$3,220

Net interest spread			3.30%			2.73%

Net interest margin			3.72%			3.37%

15

	Six Months Ended June 30,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Loans	$334,330	$11,878	7.16%	$290,607	$12,339	8.56%
Securities	84,918	2,291	5.44%	68,531	2,267	6.67%
Federal funds sold	12,968	105	1.63%	20,539	503	4.94%
Interest-bearing deposits in
other financial institutions	35	—	1.70%	66	—	3.90%

Total interest-earning assets	432,251	14,274	6.66%	379,743	15,109	8.02%

Less allowance for loan losses	(3,364)			(2,716)

Total interest-earning
assets, net of allowance	428,887			377,027
Non-earning assets:
Cash and due from banks	13,894			11,840
Premises and equipment	13,507			13,560
Interest receivable and
other assets	17,011			17,875
Other real estate owned	1,306			424

Total assets	$474,605			$420,726

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money
market accounts	$107,170	$797	1.50%	$104,654	$1,615	3.11%
Time deposits	224,594	4,337	3.89%	212,853	6,505	6.16%

Total interest-bearing
deposits	331,764	5,134	3.12%	317,507	8,120	5.16%
FHLB advances and federal funds purchased	36,335	731	4.06%	8,697	270	6.26%
Long-term debt	7,000	374	10.77%	7,000	383	11.03%

Total interest-bearing
liabilities	375,099	$6,239	3.35%	333,204	$8,773	5.31%

Noninterest-bearing liabilities:
Demand deposits	61,679			53,141
Accrued interest, taxes and
other liabilities	4,769			4,009

Total liabilities	441,547			390,354
Shareholders’ equity	33,058			30,372

Total liabilities and
shareholders’ equity	$474,605			$420,726

Net interest income		$8,035			$6,336

Net interest spread			3.31%			2.71%

Net interest margin			3.75%			3.36%

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

	Three Months Ended June 30,
	2002 vs. 2001
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Unaudited)

Interest-earning assets:
Loans	$3,872	$(4,066)	$(194)
Securities	1,306	(1,233)	73
Federal funds sold	(352)	174	(178)
Interest-bearing deposits in other
financial institutions	(3)	3	—

Total change in interest income	4,823	(5,122)	(299)

Interest-bearing liabilities:
NOW, savings, and money market
accounts	3,391	(3,715)	(324)
Time deposits	872	(2,017)	(1,145)
FHLB advances	2,012	(1,714)	298
Long-term debt	—	(3)	(3)

Total change in interest expense	6,275	(7,449)	(1,174)

Total change in net interest income	$(1,452)	$2,327	$875

17

	Six Months Ended June 30,
	2002 vs. 2001
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Unaudited)

Interest-earning assets:
Loans	$3,743	$(4,204)	$(461)
Securities	1,093	(1,069)	24
Federal funds sold	(374)	(24)	(398)
Interest-bearing deposits in other
financial institutions	(1)	1	—

Total change in interest income	4,461	(5,296)	(835)

Interest-bearing liabilities:
NOW, savings, and money market
accounts	78	(896)	(818)
Time deposits	723	(2,891)	(2,168)
FHLB advances	1,730	(1,269)	461
Long-term debt	—	(9)	(9)

Total change in interest expense	2,531	(5,065)	(2,534)

Total change in net interest income	$1,930	$(231)	$1,699

Provision for Loan Losses

     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of the Company’s loan portfolio by Independent Bank Services, L.C. and the annual examination of the Company’s financial statements by its independent auditors. The provision for loan losses for the six months ended June 30, 2002, was $700,000 compared with $340,000 for the six months ended June 30, 2001, an increase of $360,000, or 105.9%. The provision for loan losses for the three months ended June 30, 2002 was $450,000 compared to $185,000 for the three months ended June 30, 2001, an increase of $265,000, or 143.2%. The increase for the six month period was due to the increase in average loans of $43.7 million, or 15.0% over the period. Management believes increasing the allowance for loan losses is prudent as total loans, particularly higher-risk commercial, construction, and consumer loans, increase. The increase is also due to the unstable economic conditions and interest rate environment.

Noninterest Income

     The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Service charges on deposit accounts	$761	$687	$1,405	$1,305
Fee income	199	157	372	336
Fiduciary income	38	30	77	63
Other noninterest income	197	167	338	329
Realized gain on securities	280	51	317	317

Total noninterest income	$1,475	$1,092	$2,509	$2,350

     The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Noninterest income for the three and six-months period ended June 30, 2002 increased $383,000, or 35.1% and $159,000 or 6.8%, respectively, over the same periods ended June 30, 2001. The increase in noninterest income for the three and six-month periods ended June 30, 2002 was primarily due to increases in service charges on deposit accounts created by an increase in the number of deposit accounts and increases in fee income due to increases in check cashing fee income and debit card fee income. The Company had net gains on sales of securities of $317,000 for the six month period ended June 30, 2002 and the six month period ended June 30, 2001.

Noninterest Expenses

     The following table presents, for the periods indicated, the major categories of noninterest expenses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Employee compensation and benefits	$2,107	$1,790	$4,214	$3,710

Non-staff expenses:
Net bank premises expense	486	460	960	924
Office and computer supplies	65	63	133	145
Legal and professional fees	50	121	196	191
Advertising	94	69	165	141
Postage	48	53	94	96
FDIC insurance	16	21	33	38
Other	708	630	1,269	1,227

Total non-staff expenses	1,467	1,417	2,850	2,762

Total noninterest expenses	$3,574	$3,207	$7,064	$6,472

     Employee compensation and benefits expense increased $317,000, or 17.7%, and $504,000, or 13.6%, for the three and six months ended June 30, 2002 compared to the same periods in 2001. The increase for both the three and six month periods ended June 30, 2002 was due primarily to normal salary increases and additional staff placement in the Mt. Pleasant, Texarkana, and Paris locations to handle customer growth. The number of full-time equivalent employees was 209 at June 30, 2002, compared with 195 at June 30, 2001, an increase of 7.2%.

     Non-staff expenses increased $50,000, or 3.5%, and $88,000, or 3.2%, for the three and six months ended June 30, 2002, compared with the same periods in 2001. Net bank premises expense increased $26,000, or 5.7% and $36,000, or 3.9% over the comparable periods due to higher building maintenance expense and increased property tax expense. Advertising also increased during the same periods by $25,000, or 36.2% and $24,000, or 17.0% due to additional advertising in some of the Company’s markets.

     Other non-staff expenses increased $78,000, or 12.4% and $42,000, or 3.4%, over the comparable three and six month periods. These increases were partially the result of increase in software support fees, ATM and debit card expenses, and audit fees.

Income Taxes

     Income tax expense increased $292,000 to $705,000 for the six months ended June 30, 2002 from $413,000 for the same period in 2001. Income tax expense was $453,000 for the three months ended June 30, 2002 compared with $197,000 for the three months ended June 30, 2001, an increase of $256,000. The increase for the three and six month period is primarily attributable to the increase in income before income taxes and also the result of fewer tax deductions available from the Company’s leveraged leasing activities. The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

Loan Portfolio

     Gross loans were $348.0 million at June 30, 2002, an increase of $16.7 million, or 5.0%, from $331.3 million at December 31, 2001. Loan growth occurred primarily in 1– 4 family residential loans and in the construction and land development loans due to good loan demand in the various markets that the Company serves.

     The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2002 and December 31, 2001 (dollars in thousands):

	June 30, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
	(Unaudited)

Commercial and industrial	$64,096	18.42%	$66,641	20.12%
Agriculture	8,610	2.47	8,589	2.59
Real estate:
Construction and land development	12,229	3.51	9,492	2.87
1-4 family residential	137,488	39.51	126,114	38.07
Farmland	9,687	2.78	9,794	2.96
Non-residential and non-farmland	73,399	21.09	68,165	20.58
Multi-family residential	9,205	2.65	9,333	2.81
Consumer	33,249	9.57	33,127	10.00

Total gross loans	$347,963	100.00%	$331,255	100.00%

Allowance for Loan Losses

     In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio. Management determines the adequacy of the allowance through its evaluation of the loan portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. Loan charge-offs, net of recoveries, during the six month period ended June 30, 2002 increased $346,000 or 279.0% over the same period ended June 30, 2001. This increase is due primarily to additional charge-offs recognized during the period caused by the Company’s aggressive position on identifying problem assets. At June 30, 2002 and June 30, 2001, the allowance for loan losses totaled $3.6 million or 1.03% of gross loans and $2.8 million or 0.93% of gross loans respectively. The allowance for loan losses as a percentage of nonperforming loans was 77.69% at June 30, 2002.

Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

	Six months ended June 30, 2002	Six months ended June 30, 2001
	(Unaudited)

Average loans outstanding	$334,330	$290,607

Gross loans outstanding at end of period	$347,963	$300,322

Allowance for loan losses at beginning of period	$3,346	$2,578
Provision for loan losses	700	340
Charge-offs:
Commercial and industrial	(46)	(117)
Real estate	(358)	(44)
Consumer	(178)	(141)
Recoveries:
Commercial and industrial	20	24
Real estate	53	118
Consumer	39	36

Net loan recoveries (charge-offs)	(470)	(124)

Allowance for loan losses at end of period	$3,576	$2,794

Ratio of allowance to end of period loans	1.03%	0.93%
Ratio of net charge-offs to average loans	0.14%	0.04%
Ratio of allowance to end of period nonperforming loans	77.69%	57.89%

NONPERFORMING ASSETS

     Nonperforming assets were $6.5 million at June 30, 2002 compared with $6.2 million at December 31, 2001. Nonaccrual loans increased $198,000 from $3.7 million at December 31, 2001 to $3.9 million at June 30, 2002. This increase is due primarily to certain commercial lines being added to non-accrual status. These lines are currently in a liquidation mode. They have collateral values, which exceed the total debt, and no loss is anticipated. Accruing loans 90 or more days past due decreased $1.2 million, from $1.9 million at December 31, 2001 to $668,000 at June 30, 2002. This decrease is due primarily to collection efforts of previously past due credits. Other real estate increased $1.3 million during the same period. This increase is primarily the result of loans that were foreclosed on during the period totaling $2.7 million, net of sales of properties with a carrying value of $1.4 million. Management anticipates minimal losses on the total of these new nonperforming assets.

     The ratio of nonperforming assets to total loans and other real estate was 1.86% and 1.87% at June 30, 2002, and December 31, 2001, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)

Nonaccrual loans	$3,935	$3,737
Accruing loans 90 or more days past due	668	1,912

Total nonperforming loans	4,603	5,649
Other real estate	1,896	562

Total nonperforming assets	$6,499	$6,211

SECURITIES

     Securities totaled $94.7 million at June 30, 2002, an increase of $13.0 million from $81.7 million at December 31, 2001. At June 30, 2002, securities represented 19.3% of total assets compared with 17.7% of total assets at December 31, 2001. The average yield on securities for the six months ended June 30, 2002 was 5.44% compared with 6.67% for the same period in 2001. At June 30, 2002, securities included $14.8 million in U.S. Government securities, $49.1 million in mortgage-backed securities, $27.6 million in collateralized mortgage obligations, $2.6 million in equity securities, and $633,000 in municipal securities. The average life of the securities portfolio at June 30, 2002, is approximately 3.08 years, however, all of the Company’s securities are classified as available-for-sale.

OTHER ASSETS

     Other assets totaled $8.7 million at June 30, 2002 compared to $11.4 million at December 31, 2002, a decrease of $2.7 million or 23.7%. This decrease resulted primarily from the collection of a receivable of $3.0 million as of December 31, 2001 reflecting the settlement of the Company’s lawsuit against Guaranty Federal.

DEPOSITS

     At June 30, 2002, demand, money market and savings deposits account for approximately 43.2% of total deposits, while certificates of deposit made up 56.8% of total deposits. Total deposits increased $19.5 million, or 5.1% from December 31, 2001 to June 30, 2002. This increase comes primarily from an increase in certificate of deposits of $15.2 million, or 7.1%, due to the offering of competitive yields on these deposits, and an increase in noninterest bearing accounts of $4.0 million, or 6.3%, due to an increase in the number of deposit accounts. Noninterest-bearing demand deposits totaled $67.8 million, or 16.8% of total deposits, at June 30, 2002, compared with $63.7 million, or 16.6% of total deposits, at December 31, 2001. The average cost of deposits, including noninterest-bearing demand deposits, is 2.61% for the six months ended June 30, 2002 compared with 4.38% for the same period in 2001.

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

     The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first six months of 2002 were securities purchases of $47.2 million, securities sales of $19.6 million, the net increase in deposits of $19.5 million, the net increase in loans of $19.2 million, securities call, maturities, and principal repayments of $15.3 million, and the net increase in short-term FHLB advances of $9.8 million.

CAPITAL RESOURCES

     Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to Guaranty Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of June 30, 2002, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.41%, 12.47%, and 7.92%, respectively. As of June 30, 2002, the Bank’s risk-based capital ratios remain above the levels required for the Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 11.07%, 12.12%, and 7.96%, respectively. Management is not aware of any conditions or events subsequent to June 30, 2002 that would change the Company’s or the Bank’s capital category.

RECENT ACCOUNTING PRONOUNCEMENTS

     As discussed in Note 2 — Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements included elsewhere in this report, the Company implemented new accounting standards related to accounting for goodwill and intangible assets beginning January 1, 2002. Also refer to this note for a summary of new accounting standards issued during the six months ended June 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes in the market risk information disclosed in the Company’s Form 10-K for the year ended December 31, 2001. See Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to various claims and legal actions occurring in the normal course of business. The Company accrues for estimated losses in the accompanying financial statements for those matters where management believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. After consultation with legal counsel, management currently believes the outcome of outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on the Company’s business, financial condition or results of operation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareholders was held on April 16, 2002. The following matters were submitted for approval to the shareholders:

1.	The election of two Class III directors, Tyson T. Abston and Bill Priefert; four Class II directors, Jonice Crane, C.A. Hinton, Sr., Arthur B. Scharlach, Jr., and Gene Watson with 2,402,922 votes for and 91 votes abstaining.

2.	To ratify the appointment of McGladrey & Pullen, LLP as independent auditors. 2,402,672 votes for, 91 votes against and 250 votes abstaining.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10Q:

(1) Exhibits –The following exhibits are filed as a part of this Quarterly Report on Form 10Q:

11 Statement regarding computation of earnings per share

99 Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

No reports on Form 8-K were filed by Guaranty Bancshares, Inc., during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002	GUARANTY BANCSHARES, INC. (Registrant) By: /s/ Arthur B. Scharlach, Jr. —————————————— Arthur B. Scharlach, Jr. President (Principal Executive Officer)

Date: August 12, 2002	By: /s/ Clifton A. Payne —————————————— Clifton A. Payne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
11	Statement regarding computation of earnings per share	Reference is hereby made to Note 3 of Notes to Consolidated Financial Statements on page 10 hereof.

99	Certification of Chief Executive Officer and Chief Financial Officer	Page 27

26