Form 10-Q
period 2002-09-30
GUARANTY BANCSHARES INC /TX/
filed 2002-11-13
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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
|X| Yes    |_| No

As of November 12, 2002, there were 2,996,428 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION	Page

PART II - OTHER INFORMATION

Signatures	25

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Cash and cash equivalents	$17,013	$15,410
Federal funds sold	25,655	4,395
Securities available-for-sale	96,958	81,715
Loans, net of allowance for loan losses of $3,632 and $3,346	347,775	327,909
Premises and equipment, net	13,333	13,616
Other real estate	889	562
Accrued interest receivable	2,872	3,167
Goodwill	2,338	2,338
Other assets	9,002	11,397

Total assets	$515,835	$460,509

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing	$66,646	$63,726
Interest-bearing deposits	349,239	319,553

Total deposits	415,885	383,279
FHLB advances	52,847	33,092
Long-term debt	7,000	7,000
Other liabilites	5,119	5,311

Total liabilities	480,851	428,682

Shareholders’ equity:
Preferred stock, $5.00 par value, 15,000,000 shares authorized,
no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized,
3,252,016 and 3,250,016 shares issued	3,252	3,250
Additional capital	12,676	12,659
Retained earnings	20,440	17,723
Treasury stock, 255,588 and 245,588 shares, at cost	(2,783)	(2,653)
Accumulated other comprehensive income	1,399	848

Total shareholders’ equity	34,984	31,827

Total liabilities and shareholders’ equity	$515,835	$460,509

See accompanying Notes to Consolidated Financial Statements.

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income:
Loans	$6,069	$6,263	$17,947	$18,602
Securities	1,229	1,209	3,520	3,476
Federal funds sold and other temporary investments	59	50	164	553

Total interest income	7,357	7,522	21,631	22,631
Interest expense:
Deposits	2,408	3,688	7,542	11,808
FHLB advances and other borrowed funds	653	336	1,758	989

Total interest expense	3,061	4,024	9,300	12,797

Net interest income	4,296	3,498	12,331	9,834
Provision for loan losses	335	341	1,035	681

Net interest income after provision for loan losses	3,961	3,157	11,296	9,153
Noninterest income:
Service charges and fees	1,014	682	2,791	1,986
Other operating income	166	471	581	1,199
Realized gain on available-for-sale securities	47	94	364	411

Total noninterest income	1,227	1,247	3,736	3,596

Noninterest expense:
Employee compensation and benefits	2,140	1,933	6,354	5,643
Occupancy expenses	490	479	1,450	1,402
Other operating expenses	1,053	934	2,943	2,772

Total noninterest expenses	3,683	3,346	10,747	9,817

Earnings before income taxes	1,505	1,058	4,285	2,932
Provision for income taxes	413	239	1,118	652

Net earnings	$1,092	$819	$3,167	$2,280

Basic earnings per common share	$0.36	$0.27	$1.06	$0.76

Diluted earnings per common share	$0.36	$0.27	$1.05	$0.76

See accompanying Notes to Consolidated Financial Statements. 4

GUARANTY BANCHSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Balance at beginning of period	$33,746	$30,502	$31,827	$29,425
Net income	1,092	819	3,167	2,280
Proceeds from stock options exercised	—	—	19	—
Cash dividends declared on common stock	—	—	(450)	(391)
Purchases of treasury stock	—	(20)	(130)	(431)
Change in accumulated other
comprehensive income, net of tax	146	403	551	821

Balance at end of period	$34,984	$31,704	$34,984	$31,704

See accompanying Notes to Consolidated Financial Statements. 5

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
Net cash from operating activities	$6,115	$2,614

Cash flows from investing activities:
Securities available for sale:
Purchases	(64,831)	(47,981)
Sales	28,013	23,325
Maturities, calls, and principal repayments	23,355	18,556
Net increase in loans	(24,068)	(32,052)
Purchases of premises and equipment	(462)	(746)
Proceeds from sale of other real estate	2,941	651
Net change in federal funds sold	(21,260)	4,995

Net cash from investing activities	(56,312)	(33,252)

Cash flows from financing activities:
Net change in deposits	32,606	17,728
Net change in short-term FHLB advances	(245)	(9,000)
Net change in long-term FHLB advances	20,000	19,768
Net change in federal funds purchased	—	2,540
Stock options exercised	19	—
Purchase of treasury stock	(130)	(431)
Dividends paid	(450)	(391)

Net cash from financing activities	51,800	30,214

Net change in cash and cash equivalents	1,603	(424)
Cash and cash equivalents at beginning of period	15,410	10,212

Cash and cash equivalents at end of period	$17,013	$9,788

Supplemental disclosures:
Cash paid for income taxes	$1,320	$—
Cash paid for interest	9,558	13,043

Significant non-cash transactions:
Transfers from loans to real estate owned	$3,166	$1,078

See accompanying Notes to Consolidated Financial Statements. 6

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net earnings	$1,092	$819	$3,167	$2,280
Other comprehensive income:
Unrealized gain on available for sale securities
arising during the period	268	705	1,198	1,655
Reclassification adjustment for amounts realized on
securities sales included in net earnings	(47)	(94)	(364)	(411)

Net unrealized gain	221	611	834	1,244
Tax effect	(75)	(208)	(283)	(423)

Total other comprehensive income	146	403	551	821

Comprehensive income	$1,238	$1,222	$3,718	$3,101

See accompanying Notes to Consolidated Financial Statements.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries Guaranty (TX) Capital Trust I and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bond Bank, formally Guaranty Bank and one non-bank subsidiary, Guaranty Company. Guaranty Bond Bank has two wholly owned non-bank subsidiaries, Guaranty Leasing Company, and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for a complete presentation of financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2002. Except for changes implemented due to recent accounting pronouncements as discussed below, the Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     Goodwill: On January 1, 2002, the Company stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. The Company has completed its initial impairment test and no impairment of goodwill was recognized in connection with the adoption of this new policy. Under the new policy, goodwill is assigned to reporting units. The Company currently operates as a single reporting unit and all of our goodwill is associated with the entire Company. Goodwill is then tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

     The following table presents reported net income and basic earnings per common share for the three and nine months ended September 30, 2001 and 2002 adjusted to exclude goodwill amortization expense assuming the new standards were applied effective January 1, 2001 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001

Reported net income	$1,092	$819	$3,167	$2,280
Add back amortization of goodwill	—	38	—	113

Adjusted net income	$1,092	$857	$3,167	$2,393

Reported earnings per share	$0.36	$0.27	$1.06	$0.76
Goodwill amortization	—	0.01	—	0.03

Adjusted earnings per share	$0.36	$0.28	$1.06	$0.79

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

The following accounting standards were issued during the nine months ended September 30, 2002:

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

     SFAS No. 147, “Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation (FIN) No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires such transactions be accounted for in accordance with SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” In addition, SFAS 147 amends SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS 147 became effective on October 1, 2002. Adoption of this statement is not expected to have a significant impact on our financial statements.

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

     The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average common shares used in basic EPS	2,996,428	3,004,738	2,998,509	3,020,442
Dilutive effect of stock options	20,276	13,138	19,048	9,889

Weighted average common shares used
in dilutive EPS	3,016,704	3,017,876	3,017,557	3,030,331

NOTE 4. STOCK OPTIONS

     In 2000, the Company granted nonqualified stock options to certain executive officers of the Company and Guaranty Bond Bank under the Company’s 1998 Stock Incentive Plan. The grants consist of eight-year options to purchase 89,500 shares at an exercise price of $9.30 per share, which was the market price of the Company’s stock on the date the options were granted. In February 2002, the Company granted eight-year options to purchase 20,000 shares at an exercise price of $12.50 per share, which was the market price of the Company’s stock on the date the options were granted. The options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter. At September 30, 2002, 2,000 shares of the options have been exercised and 890,500 options remain available for future grant under the 1998 Stock Incentive Plan.

     The weighted-average fair value per share of options granted during 2002 is $4.09. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Dividend yield of 2.24%, expected volatility of 28.7%, risk-free interest rate of 5.0%, and an expected life of 8.00 years.

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

     Outstanding commitments and letters of credit are approximately as follows (dollars in thousands):

	Contract or Notional Amount
	September 30, 2002	December 31, 2001

Commitments to extend credit	$32,196	$21,394
Letters of credit	1,366	1,042

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

     Guaranty Leasing Company, a non-bank subsidiary of the Bank, is a substantial partner in various complex equipment leasing transactions primarily originated in 1992, 1994 and 1995 involving leveraged leases. During 2001 and 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that certain losses taken by the Partnership during 1992 and 1994 through 1996 amounting to approximately $1.6 million would be disallowed. In September 2002, the Partnership received a final notice. The notice proposes adjustments to the partnership tax return as outlined above. The Company plans to appeal the Service’s proposed adjustments and to actively contest the Service’s position. If the Service is ultimately successful in re-determining the amount of the Partnership’s taxable loss, the Company would be required to pay an estimated $540,000 in additional taxes for these tax years.

     There can be no assurance that the Service will not contest and ultimately disallow additional similar types of deductions and losses for other open tax years by the Partnerships in which Guaranty Leasing has ownership. If the Service is successful in its challenge of the Partnership’s losses, the potential additional tax liability to the Company may have a material adverse effect on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – UNAUDITED

     Certain statements in this Quarterly Report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “Safe Harbor” created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets and the factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

GENERAL OVERVIEW

     Guaranty Bancshares, Inc. (the “Company”) is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bond Bank (the “Bank”). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through ten banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Commerce, Deport, Paris, Pittsburg, Sulphur Springs, Talco, and Texarkana. The Company also maintains a loan production office in Fort Stockton, Texas.

FINANCIAL OVERVIEW

     Net earnings for the nine months ended September 30, 2002 were $3.2 million or $1.06 per share (basic) and $1.05 per share (diluted) compared with $2.3 million or $0.76 per share (basic and diluted) for the nine months ended September 30, 2001, an increase of $887,000 or 38.9%. The increase is due primarily to an increase in net interest income of $2.5 million or 25.4% and an increase in noninterest income of $140,000 or 3.9% offset by an increase in noninterest expense of $930,000 or 9.5%, an increase in provision for loan losses of $354,000 or 52.0%, and an increase in provision for income tax expense of $466,000 or 71.5%. These increases are due in part to the growth in loans, in deposits, and in Federal Home Loan Bank (“FHLB”) advances. Net earnings for the three months ended September 30, 2002 were $1.1 million or $0.36 per share (basic and diluted) compared with $819,000 or $0.27 per share for the three months ended September 30, 2001, an increase of $273,000 or 33.3%. The increase is primarily due to an increase in net interest income partly offset by an increase in noninterest expense primarily due to additional employee compensation and benefits costs.

     The first nine months of 2002 showed steady growth. Gross loans increased to $351.4 million at September 30, 2002, from $331.3 million at December 31, 2001, an increase of $20.1 million or 6.1%. Total assets increased to $515.8 million at September 30, 2002, compared with $460.5 million at December 31, 2001. The increase of $55.3 million or 12.0% in total assets resulted primarily from the investment of increased deposits of $32.6 million, and an increase in FHLB advances of $19.8 million. Total deposits increased to $415.9 million at September 30, 2002 compared to $383.3 million at December 31, 2001, an increase of $32.6 million or 8.5%. Total FHLB advances increased from $33.1 million to $52.9 million to help fund the growth in loans.

     Total shareholders’ equity was $35.0 million at September 30, 2002, representing an increase of $3.2 million or 9.9% from December 31, 2001. This increase is due to earnings for the period of $3.2 million and an increase in accumulated other comprehensive income of $551,000 and the issuance of 2,000 shares exercised under the Company’s stock option plan for $19,000 offset by the purchase of 10,000 shares of treasury stock at a cost of $130,000, and the payment of dividends of $450,000.

RESULTS OF OPERATIONS

Interest Income

     Interest income for the nine months ended September 30, 2002 was $21.6 million, a decrease of $1.0 million or 4.4% compared with the nine months ended September 30, 2001. Despite the increase in average interest-earning assets, interest income decreased primarily due to lower rates earned on earnings assets as a result of the falling interest rate environment. The average interest rate earned on interest-earnings assets decreased from, 7.90% during the nine months ended September 30, 2001 to 6.58% during the nine months ended September 30, 2002. Average loans were $338.7 million for the nine months ended September 30, 2002, compared with $296.3 million for the nine months ended September 30, 2001, an increase of $42.4 million or 14.3%. Average securities were $87.6 million for the nine months ended September 30, 2002, compared with $71.2 million for the nine months ended September 30, 2001, an increase of $16.4 million or 23.0%. Interest income for the three months ended September 30, 2002 was $7.4 million, a decrease of $165,000 or 2.2% compared with the three months ended September 30, 2001. The decrease was primarily due to a decrease in the average yield on interest-earning assets from 7.66% during the three months ended September 30, 2001 to 6.43% during the three months ended September 30, 2002, partly offset by a $64.3 million increase in average interest earning assets.

Interest Expense

     Interest expense on deposits and other interest-bearing liabilities was $9.3 million for the nine months ended September 30, 2002, compared with $12.8 million for the nine months ended September 30, 2001, a decrease of $3.5 million or 27.3%. The decrease in interest expense is due primarily to a decrease in average interest rate paid on interest-bearing liabilities from 5.10% for the nine months ended September 30, 2001 to 3.26% for the nine months ended September 30, 2002. The decrease is partially offset by a $46.3 million or 13.8% increase in average interest-bearing liabilities to $381.8 million for the nine months ended September 30, 2002, from $335.5 million for the nine months ended September 30, 2001. Interest expense was $3.1 million for the three months ended September 30, 2002, compared with $4.0 million for the three months ended September 30, 2001, a decrease of $963,000 or 23.9%. The decrease in interest expense for the comparable three month periods is also due to decreases in average interest rates of interest-bearing liabilities partly offset by a $55.1 million increase in average interest-bearing liabilities.

Net Interest Income

     Net interest income was $12.3 million for the nine months ended September 30, 2002 compared with $9.8 million for the nine months ended September 30, 2001, an increase of $2.5 million or 25.5%. The increase in net interest income resulted primarily from growth in average interest-earnings assets to $439.5 million for the nine months ended September 30, 2002, from $383.1 million for the nine months ended September 30, 20001 an increase of $56.4 million or 14.7%, offset by growth in average interest-bearing liabilities to $381.8 million for the nine months ended September 30, 2002, from $335.5 million for the nine months ended September 30, 2001, an increase of $46.3 million, or 13.8%. Net interest income was $4.3 million for the three months ended September 30, 2002, compared with $3.5 million for the three months ended September 30, 2001, an increase of $798,000 or 22.8%. The net interest margin increased from 3.56% to 3.75% for the three months ended September 30, 2002 and increased from 3.43% to 3.75% for the nine months ended September 30, 2002 compared to the same three and nine-month periods ended September 30, 2001. The increase for the three and nine months ended September 30, 2002 can be attributed to the fact that the percentage growth in average interest-earning assets exceeded the percentage growth in average interest-bearing liabilities causing the ratio of average interest-earning assets to average interest-bearing liabilities to increase.

     The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2002 and 2001, respectively. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The net interest spread is the difference between the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities. The net interest margin is net interest income as a percentage of average interest-earning assets.

	Three Months Ended September 30,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$347,446	$6,069	6.93%	$307,725	$6,263	8.07%
Securities	92,918	1,229	5.25%	76,543	1,209	6.27%
Federal funds sold and other temporary investments	13,638	59	1.72%	5,416	50	3.66%

Total interest-earning assets	454,002	7,357	6.43%	389,684	7,522	7.66%

Less allowance for loan losses	(3,574)			(2,716)

Total interest-earning
assets, net of allowance	450,428			386,968
Non-earning assets:
Cash and due from banks	15,579			13,411
Premises and equipment	13,361			13,576
Interest receivable and
other assets	17,567			18,706
Other real estate owned	1,387			651

Total assets	$498,322			$433,312

Liabilities and shareholders’
Interest-bearing liabilities:
NOW, savings, and money
market accounts	$108,716	$380	1.39%	$105,029	$660	2.49%
Time deposits	232,677	2,028	3.46%	216,017	3,028	5.56%

Total interest-bearing
deposits	341,393	2,408	2.80%	321,046	3,688	4.56%
FHLB advances and federal funds purchased	46,659	462	3.93%	11,937	142	4.72%
Long-term debt	7,000	191	10.83%	7,000	194	11.00%

Total interest-bearing
liabilities	395,052	3,061	3.07%	339,983	4,024	4.70%

Noninterest-bearing liabilities:
Demand deposits	63,567			57,997
Accrued interest, taxes and
other liabilities	5,058			4,189

Total liabilities	463,677			402,169
Shareholders’ equity	34,645			31,143

Total liabilities and
shareholders’ equity	$498,322			$433,312

Net interest income		$4,296			$3,498

Net interest spread			3.36%			2.96%

Net interest margin			3.75%			3.56%

14

	Nine Months Ended September 30,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$338,702	$17,947	7.08%	$296,312	$18,602	8.39%
Securities	87,586	3,520	5.37%	71,202	3,476	6.53%
Federal funds sold and other temporary investments	13,216	164	1.66%	15,541	553	4.76%

Total interest-earning assets	439,504	21,631	6.58%	383,055	22,631	7.90%

Less allowance for loan losses	(3,434)			(2,716)

Total interest-earning
assets, net of allowance	436,070			380,339
Non-earning assets:
Cash and due from banks	14,454			12,365
Premises and equipment	13,458			13,565
Interest receivable and
other assets	17,196			18,131
Other real estate owned	1,333			499

Total assets	$482,511			$424,899

Liabilities and shareholders’
Interest-bearing liabilities:
NOW, savings, and money
market accounts	$107,685	$1,177	1.46%	$104,778	$2,275	2.90%
Time deposits	227,289	6,365	3.74%	213,908	9,533	5.96%

Total interest-bearing
deposits	334,974	7,542	3.01%	318,686	11,808	4.95%
FHLB advances and federal funds purchased	39,776	1,193	4.01%	9,777	412	5.63%
Long-term debt	7,000	565	10.79%	7,000	577	11.02%

Total interest-bearing
liabilities	381,750	9,300	3.26%	335,463	12,797	5.10%

Noninterest-bearing liabilities:
Demand deposits	62,308			54,760
Accrued interest, taxes and
other liabilities	4,866			4,047

Total liabilities	448,924			394,270
Shareholders’ equity	33,587			30,629

Total liabilities and
shareholders’ equity	$482,511			$424,899

Net interest income		$12,331			$9,834

Net interest spread			3.32%			2.80%

Net interest margin			3.75%			3.43%

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

	Three Months Ended September 30,
	2002 vs. 2001
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest-earning assets:
Loans	$3,205	$(3,399)	$(194)
Securities	1,027	(1,007)	20
Federal funds sold	334	(325)	9
Interest-bearing deposits in other
financial institutions	—	—	—

Total change in interest income	4,566	(4,731)	(165)

Interest-bearing liabilities:
NOW, savings, and money market
accounts	3,687	(3,967)	(280)
Time deposits	926	(1,926)	(1,000)
FHLB advances	1,639	(1,319)	320
Long-term debt	—	(3)	(3)

Total change in interest expense	6,252	(7,215)	(963)

Total change in net interest income	$(1,686)	$2,484	$798

16

	Nine Months Ended September 30,
	2002 vs. 2001
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest-earning assets:
Loans	$3,556	$(4,211)	$(655)
Securities	1,070	(1,026)	44
Federal funds sold	(106)	(283)	(389)
Interest-bearing deposits in other
financial institutions	—	—	—

Total change in interest income	4,520	(5,520)	(1,000)

Interest-bearing liabilities:
NOW, savings, and money market
accounts	84	(1,182)	(1,098)
Time deposits	797	(3,965)	(3,168)
FHLB advances	1,689	(908)	781
Long-term debt	—	(12)	(12)

Total change in interest expense	2,570	(6,067)	(3,497)

Total change in net interest income	$1,950	$547	$2,497

Provision for Loan Losses

     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of the Company’s loan portfolio by an external loan review firm. The provision for loan losses for the nine months ended September 30, 2002, was $1.0 million compared to $681,000 for the nine months ended September 30, 2001, an increase of $354,000 or 52.0%. The provision for loan losses for the three months ended September 30, 2002, was $335,000 compared to $341,000 for the three months ended September 30, 2001, a decrease of $6,000 or 1.8%. The increase for the nine-months ended September 30, 2002 was due to the increase in average loans of $42.4 million, or 14.3% over the comparable nine-month period ended September 30, 2001. Management believes increasing the allowance for loan losses is prudent as total loans, particularly higher-risk commercial, construction, and consumer loans, increase. The increase is also due to the unstable economic conditions.

Noninterest Income

     The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Service charges on deposit accounts	$780	$682	$2,185	$1,986
Fee income	234	176	606	513
Fiduciary income	45	37	122	100
Other noninterest income	121	258	459	586
Realized gain on securities	47	94	364	411

Total noninterest income	$1,227	$1,247	$3,736	$3,596

     As the table above indicates, the Company’s primary sources of recurring noninterest income are service charges on deposit accounts and fee income. The increase in noninterest income for the nine-month period ended September 30, 2002 was primarily due to an increase in service charges on deposit accounts created by an increase in the number of deposit accounts and increases in fee income due to increases in check cashing fee income and debit card fee income.

     The decrease in other noninterest income for the three month period is due primarily to more gain on sale of other real estate and mortgage loans recorded in 2001 over and above that which was recorded in 2002. The decrease in the nine-month period is due primarily to a decline in income recorded from Guaranty Leasing Company of $132,000

Noninterest Expenses

     The following table presents, for the periods indicated, the major categories of noninterest expenses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Employee compensation and benefits	$2,140	$1,933	$6,354	$5,643

Non-staff expenses:
Net bank premises expense	490	479	1,450	1,402
Office and computer supplies	63	54	196	213
Legal and professional fees	236	214	432	418
Advertising	65	39	230	200
Postage	47	65	141	137
FDIC insurance	17	27	50	60
Other	625	535	1,894	1,744

Total non-staff expenses	1,543	1,413	4,393	4,174

Total noninterest expenses	$3,683	$3,346	$10,747	$9,817

     The increase in employee compensation and benefits for both the three and nine-month periods ended September 30, 2002 is due primarily to normal salary increases and additional staff placement in the Mt. Pleasant, Texarkana, and Paris locations to handle customer growth. The number of full-time equivalent employees was 208 at September 30, 2002, compared with 197 at September 30, 2001.

     Other non-staff expenses increased $193,000, or 36.1% and $253,000, or 14.5%, over the comparable three and nine month periods. Increases in other non-staff expenses were partially the result of increases in software support fees, ATM and debit card expenses.

Income Taxes

     Income tax expense increased $466,000 or 71.5% to $1.1 million for the nine months ended September 30, 2002 from $652,000 for the same period in 2001. Income tax expense was $413,000 for the three months ended September 30, 2002 compared with $239,000 for the three months ended September 30, 2001, an increase of $174,000 or 72.8%. The increase for the three and nine-month periods was primarily attributable to the increase in income before income taxes and also the result of fewer tax deductions available from the Company’s leveraged leasing activities. The income stated on the consolidated statement of earnings differ from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

Loan Portfolio

     Gross loans were $351.4 million at September 30, 2002, an increase of $20.1 million or 6.1% from $331.3 million at December 31, 2001. Loan growth occurred primarily in 1-4 family residential loans and in the construction and land development loans due to continued good loan demand in the various markets that the Company serves.

     The following table summarizes the loan portfolio of the Company by type of loans as of September 30, 2002 and December 31, 2001 (dollars in thousands):

	September 30, 2002		December 31, 2001
	Amount	Percent	Amount	Percent

Commercial and industrial	$58,149	16.55%	$66,641	20.12%
Agriculture	9,607	2.73	8,589	2.59
Real estate:
Construction and land development	15,946	4.54	9,492	2.87
1-4 family residential	140,191	39.89	126,114	38.07
Farmland	10,440	2.97	9,794	2.96
Commercial real estate	73,921	21.04	68,165	20.58
Multi-family residential	9,656	2.75	9,333	2.81
Consumer	33,497	9.53	33,127	10.00

Total gross loans	$351,407	100.00%	$331,255	100.00%

Allowance for Loan Losses

     In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio. Management determines the adequacy of the allowance through its evaluation of the loan portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. Loans charged-off, net of recoveries, during the nine month period ended September 30, 2002 increased $286,000 or 61.8% over the same period ended September 30, 2001. This increase is due primarily to additional charge-offs recognized during the period caused by the Company’s aggressive position on identifying problem assets. At September 30, 2002 and September 30, 2001, the allowance for loan losses totaled $3.6 million or 1.03% of gross loans and $2.8 million or 0.88% of gross loans respectively. The allowance for loan losses as a percentage of nonperforming loans was 102.66% at September 30, 2002.

     Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

	Nine months ended September 30, 2002	Nine months ended September 30, 2001

Average loans outstanding	$338,702	$296,312

Gross loans outstanding at end of period	$351,407	$318,332

Allowance for loan losses at beginning of period	$3,346	$2,578
Provision for loan losses	1,035	681
Charge-offs:
Commercial and industrial	(236)	(328)
Real estate	(370)	(130)
Consumer	(283)	(199)
Recoveries:
Commercial and industrial	26	25
Real estate	56	120
Consumer	58	49

Net loan (charge-offs)	(749)	(463)

Allowance for loan losses at end of period	$3,632	$2,796

Ratio of allowance to end of period loans	1.03%	0.88%
Ratio of net charge-offs to average loans	0.22%	0.16%
Ratio of allowance to end of period nonperforming loans	102.66%	56.76%

NONPERFORMING ASSETS

     Nonperforming assets were $4.4 million at September 30, 2002 compared with $6.2 million at December 31, 2001. Nonaccrual loans decreased $544,000 from $3.7 million at December 31, 2001 to $3.2 million at September 30, 2002. This decrease is due primarily to three large commercial lines paid and taken off of non-accrual status totaling $1.9 million offset by the addition of a number of smaller credits added to nonaccrual status totaling approximately $1.4 million. These new lines are currently in a liquidation mode. They have collateral values, which exceed the total debt, and no loss is anticipated. Accruing loans 90 or more days past due decreased $1.6 million, from $1.9 million at December 31, 2001 to $345,000 at September 30, 2002. This decrease is due primarily to collection efforts of previously past due credits. Other real estate increased $326,000 during the same comparative dates. The increase is primarily the result of loans that were foreclosed on during the period totaling $3.2 million, net of sales of properties with a carrying value of $2.9 million. Management anticipates minimal losses on the total of these new nonperforming assets. The Company had no restructured loans at September 30, 2002 or at December 31, 2001.

     The ratio of nonperforming assets to total loans and other real estate was 1.26% and 1.87% at September 30, 2002 and December 31, 2001, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	September 30, 2002	December 31, 2001
Nonaccrual loans	$3,193	$3,737
Accruing loans 90 or more days past due	345	1,912

Total nonperforming loans	3,538	5,649
Other real estate	889	562

Total nonperforming assets	$4,427	$6,211

SECURITIES

     Securities totaled $96.9 million at September 30, 2002, an increase of $15.2 million or 18.7% from $81.7 million at December 31, 2001. At September 30, 2002, securities represented 18.8% of total assets compared with 17.7% of total assets at December 31, 2001. The average yield on securities for the nine months ended September 30, 2002, was 5.37% compared with 6.53% for the same period in 2001. At September 30, 2002, securities included $9.9 million in U.S. Government securities, $60.6 million in mortgage-backed securities, $22.0 million in collateralized mortgage obligations, $3.1 million in equity securities, and $1.3 million in municipal securities. The average life of the securities portfolio at September 30, 2002, is approximately 2.8 years, however, all of the Company’s securities are classified as available-for-sale.

OTHER ASSETS

     Other assets totaled $9.0 million at September 30, 2002 compared to $11.4 million at December 31, 2001, a decrease of $2.4 million or 21.0%. This decrease resulted primarily from the collection of a receivable of $3.0 million as of December 31, 2001 reflecting the settlement of the Company’s lawsuit against another financial institution.

DEPOSITS

     At September 30, 2002, demand, money market and savings deposits account for approximately 42.5% of total deposits, while certificates of deposit made up 57.5% of total deposits. Total deposits increased $32.6 million or 8.5% from December 31, 2001 to September 30, 2002. This increase comes primarily from an increase in certificate of deposits of $25.8 million or 12.1% and an increase in interest-bearing demand deposits of $3.6 million or 10.8%. Noninterest-bearing demand deposits totaled $66.6 million or 16.0% of total deposits at September 30, 2002, compared with $63.7 million or 16.6% of total deposits at December 31, 2001. The average cost of deposits, including noninterest-bearing demand deposits, was 2.54% for the nine months ended September 30, 2002 compared with 4.23% for the same period in 2001.

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

     The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first nine months of 2002 are the securities purchases of $64.8 million, the net increase in deposits of $32.6 million, securities sales of $28.0 million, the net increase in loans of $24.1 million, securities calls, maturities, and principals repayments of $23.4 million, the net increase in federal funds sold of $21.3 million, and the net increase in FHLB advances of $20.0 million.

CAPITAL RESOURCES

     Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of September 30, 2002, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios are 11.62%, 12.69%, and 8.22%, respectively. As of September 30, 2002, the Bank’s risk-based capital ratios remain above the levels required for the Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 11.02%, 12.07%, and 7.92%, respectively. Management is not aware of any conditions or events subsequent to September 30, 2002 that would change the Company’s or the Bank’s capital category.

RECENT ACCOUNTING PRONOUNCEMENTS

     As discussed in Note 2 — Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements included elsewhere in this report, the Company implemented new accounting standards related to accounting for goodwill and intangible assets beginning January 1, 2002. Also refer to this note for a summary of new accounting standards issued during the nine months ended September 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the market risk information disclosed in the Company’s Form 10-K for the year ended December 31, 2001. See Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report on Form 10-Q, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls

     There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s chief executive officer and chief financial officer, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Quarterly Report on Form 10Q:

(1) Exhibits –The following exhibits are filed as a part of this Quarterly Report on Form 10Q:

11	Statement regarding computation of earnings per share

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

No reports on Form 8-K were filed by Guaranty Bancshares, Inc., during the three months ended September 30, 2002.

24

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC. (Registrant)

Date: November 12, 2002	By: /s/ Arthur B. Scharlach, Jr. —————————————— Arthur B. Scharlach, Jr. President & Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2002	By: /s/ Clifton A. Payne —————————————— Clifton A. Payne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Certification

I, Arthur B. Scharlach, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Guaranty Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ Arthur B. Scharlach, Jr. —————————————— Name: Arthur B. Scharlach, Jr. Title: President and Chief Executive Officer

Certification

I, Clifton A. Payne certify that:

1. I have reviewed this quarterly report on Form 10-Q of Guaranty Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ Clifton A. Payne —————————————— Name: Clifton A. Payne Title: Senior Vice President, and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

11	Statement regarding computation of earnings per share	Reference is hereby made to Note 3 of Notes to Consolidated Financial Statements on page 10 hereof.

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 29

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 30

28