Form 10-K
period 2002-12-31
GUARANTY BANCSHARES INC /TX/
filed 2003-03-14
CIK 1058867

FINANCIAL INFORMATION 2002 Annual Report on Form 10-K

Part I

Item 1. Business	- 3 -
Item 2. Properties	- 14 -
Item 3. Legal Proceedings	- 14 -
Item 4. Submission of Matters to Vote of Security Holders	- 15 -

Part II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
- 15 -
Item 6. Selected Consolidated Annual Financial Data	- 16 -
Item 7. Management’s Discussion and Analysis	- 19 -
Item 7A. Quantitative and Qualitative Disclosures	- 40 -
Item 8. Financial Statements and Supplementary Data	- 43 -
Item 9. Changes and Disagreements with Accountants	- 44 -

Part III

Item 10. Directors and Executive Officers	- 44 -
Item 11. Executive Compensation	- 44 -
Item 12. Security Ownership	- 44 -
Item 13. Related Transactions	- 44 -
Item 14. Controls and Procedures	- 44 -

Part IV

Item 15. Exhibits, Financial Statement Schedules	- 45 -
Independent Auditors’ Reports	- F-2 -
Consolidated Balance Sheets	- F-4 -
Consolidated Statements of Earnings	- F-5 -
Consolidated Statements of Shareholders’ Equity	- F-6 -
Consolidated Statements of Cash Flows	- F-7 -
Notes to Consolidated Financial Statements	- F-8 -

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-23113

GUARANTY BANCSHARES, INC. (Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1656431 (I.R.S.Employer Identification Number)

100 West Arkansas Mount Pleasant, Texas (Address of principal executive offices)	75455 (Zip Code)

Registrant’s telephone number, including area code:
(903) 572-9881

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value
$1.00 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        As of February 20, 2003, the number of outstanding shares of Common Stock was 2,921,928. As of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $20.7 million.

Documents Incorporated by Reference:

        Portions of the Company’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2002, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

        Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•	changes in local economic and business conditions which adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the timing, impact and other uncertainties of the Company’s potential future acquisitions, including the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	changes in the Company’s ability to pay dividends on its Common Stock;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	the effects of the Internal Revenue Service’s examination regarding the Company’s leveraged leasing transactions;

•	changes in economic and business conditions which would adversely affect the value of the Aircraft Finance Trust (“AFT”), and cause the Company to not fully realize its current investment in AFT; and

- 2 -

•	changes in status of government regulations or their interpretations applicable to bank holding companies and the Company’s present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

        All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Item 1. Business

General

        Guaranty Bancshares, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas in 1980 to serve as a holding company for Guaranty Bond Bank, formally known as Guaranty Bank, (the “Bank”), which was chartered in 1913, and for Talco State Bank, which was chartered in 1912 and merged into the Bank in 1997. The Company’s headquarters are located at 100 West Arkansas, Mount Pleasant, Texas 75455, and its telephone number is (903) 572-9881.

        The Company has grown through a combination of internal growth, the acquisition of community banks and the opening of new community banking offices. In 1992, the Company established its Deport, Texas location by acquiring certain assets and liabilities of the First National Bank of Deport (the “Deport Bank”). The Deport Bank also had a branch in Paris, Texas, which the Company acquired. To enhance its expansion into the Paris community, in 1994 the Company constructed a new facility to serve as its Paris location. In 2001, the Paris facility was expanded from approximately 5,400 square feet to approximately 9,700 square feet, again to service the expanded customer base. In 1993, the Company purchased a commercial bank in Bogata, Texas and in 1996 opened a second retail-service banking facility in Mount Pleasant. In 1997, the Company merged Talco State Bank into the Bank and opened a full-service location in Texarkana. Texarkana is the center of a trade area encompassing approximately 123,000 people. Management of the Company believes that this trade area provides opportunity for strong continued growth in loans and deposits. Texas Highway 59 (scheduled to become Interstate 69), which serves as the primary “NAFTA Highway” linking the interior United States and Mexico, is a main artery to Texarkana. The increased traffic along this NAFTA Highway is expected to enhance economic activity in this area and create more opportunities for growth. In 1998, the Company completed a new facility in Texarkana to enhance its expansion in the Texarkana market. In 1999, the Company opened a full-service location in Pittsburg, Texas, a community of approximately 4,500 people located 12 miles from Mount Pleasant. Also in 1999, the Company acquired the First American Financial Corporation, (“First American”), with locations in Sulphur Springs and Commerce, Texas. The Company also acquired First American’s wholly owned mortgage company. In 2000, the operations of the mortgage subsidiary, which were being continued by the Company under the name Guaranty Mortgage Company, were merged into the Bank. Also in August 2000, the Company was granted approval by the Texas Department of Banking to open a loan production office in Fort Stockton, Texas, located in the western portion of Texas. In December of 2000, the Company was granted approval by the Banking Department to operate this facility as a full-service bank location. As of December 31, 2002, product offerings at the Fort Stockton location are limited to loans and time deposits.

        The Company has developed a community-banking network, with most of its offices located in separate communities. Lending and investment activities are funded from a strong core deposit base consisting of approximately 39,000 deposit accounts as of December 31, 2002. Each of the Company’s offices has the authority and flexibility to make pricing decisions within overall ranges developed by the Company as a form of quality control. Management of the Company believes that its responsiveness to local customers and ability to adjust deposit rates and price loans at each location gives it a distinct competitive advantage. Employees are committed to personal service and developing long-term customer relationships, and adequate staffing is provided at each location to ensure that customers’ needs are well addressed. The Company provides economic incentives to its officers to develop additional business for the Company and to cross-sell additional products and services to existing customers.

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

        The national, regional and local economies have experienced a deterioration and should continue to do so, though at a slow pace. While the current deterioration will have a negative affect on the Bank’s earnings and growth, management believes the Bank is well positioned to weather this event.

        The Bank owns interests in five entities which complement the Company’s business: (i) Guaranty Leasing Company (“Guaranty Leasing”), which finances equipment leases and has engaged in certain leveraged lease transactions; (ii) Guaranty Company, which owns real estate for future Bank expansion; (iii) GB Com, Inc., a nominee company; (iv) BSC Securities, L.C. (“BSC”), which provides brokerage services; and, (v) Independent Bank Services, L.C. (“IBS”), which performs compliance, loan review, internal audit and EDP audit functions. These entities are accounted for in the Bank’s financial statements using the equity method of accounting and are included in other assets on the balance sheet.

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

        Controlled Core Growth. In recent years, the Company has increased its market share in each of the communities in which it maintains a full-service banking facility. In its principal location of Mount Pleasant, the Company’s market share of financial institution deposits based on the FDIC Deposit Market Share data as of June 30, 2002 is approximately 43.7%. Deposits at the Paris location grew 10.6% in 2001 and 15.4% in 2002. Deposits at the Commerce location grew 38.0% in 2001 and 27.9% in 2002. Deposits at the Pittsburg location, which opened in May 2000, grew $2.9 million in 2001 and $4.4 million in 2002 representing 10.0% of the market share in Camp County. Deposits at the Sulphur Springs location represent an approximate market share of 15.3%. The Company continues to grow in its Texarkana market with deposits increasing 19.5% to $23.6 million at December 31, 2002. The Company is well known in its geographic area as a result of its longevity and reputation for service. The Company intends to grow by continuing to seek strategic acquisitions and branching opportunities.

        Leadership Technology. The Company has embraced technological change as a way to remain competitive, manage operational costs associated with growth and offer superior products to its customers. Recent technological implementations include Internet Banking, electronic bill and note payment, document imaging, optical report archival high speed communication via T-1 lines, remote proof capture, electronic statement delivery, and an automated voice response system. Currently, the Company is evaluating several additional enhancements that will improve its ability to deliver information internally to improve productivity and externally to provide convenience and timeliness to its growing customer base. Such enhancements include upgrading the core processing system the Bank uses, and electronic account reconciliation and internal transfers. The Company has made significant investments in technology, and has become a technological leader in its market.

        Offer Competitive Products. The Company recognizes its competition is not solely banks, but brokerage houses, insurance companies, credit unions and various other competitors, and that in order to thrive it must be competitive in the products that it offers. The Company offers a full range of commercial loan products, including term loans, lines of credit, fixed asset loans, real estate loans and working capital loans. The Company also offers consumers a full range of personal loan products including automobile loans, home improvement loans, consumer loans and mortgage loans. The Company also has a wide variety of deposit products, including a Premier Money Market Account that pays a rate competitive with most brokerage investment accounts and has been very attractive to customers. This product, coupled with certificates of deposit, NOW accounts, savings accounts, Internet banking, free checking, debit cards and overdraft protection, gives the customer a full complement of deposit products at competitive rates.

        Expand Revenue Sources. In order to provide service to its customers and to augment revenues, the Company offers brokerage services through BSC, a full-service brokerage company. BSC offers a complete array of investment options including stocks, bonds, mutual funds, financial and retirement planning, tax advantaged investments and asset allocations. BSC offers securities through Southwest Securities, a Texas-based independent clearing firm and is licensed and regulated through the National Association of Securities Dealers, the Securities and Exchange Commission and various state and federal banking authorities. The Company’s Trust Department offers complete trust services, including estate administration and custody, trust and asset management services. Management believes that an aging affluent population will foster an increase in the need for professional estate administration services. The maturing of the baby boomer generation is creating a market for asset management services. The Trust Department is in a unique position since there is little competition for trust services in the Company’s markets. Because of the Company’s strong presence in its markets, management believes that banking relationships can be leveraged into growth for the Trust Department. Growth in trust assets and corresponding management fees will result from expanding estate administration, traditional trust services, asset management services and custodial services in the Company’s markets.

        Improve Operating Efficiencies. In order to control overhead expenses, the Company seeks to provide a full range of services as effectively as possible. Through BSC, the Company is able to provide its customers with full brokerage services without having to carry the entire cost itself due to a shared cost agreement with other banks. Similarly, the Company enjoys the compliance and loan review functions provided by IBS on a shared cost basis with a group of other banks participating in this arrangement. The Company has spent the last ten years and considerable revenue expanding its market and improving the delivery of its financial products, which has resulted in a higher than desired efficiency ratio. Beginning with the acquisition of the Deport Bank in 1992, the Company has added ten locations. As a result, it has taken longer for the Company to achieve the desired economies of scale, but with its growth rate, those economies are beginning to be realized and the efficiency ratio is expected to show declining trends in the future. The Company has the support staff and related fixed asset investments to accommodate additional growth and enjoy additional economies of scale.

        Training. An effective training program is critical to the Bank’s success. The rapid growth experienced by the Bank, changes in technology, changes in bank regulations, and staff development all contribute to the need for a strong training program. To this end, the Human Resources Manager has been charged with developing and implementing a more formalized training program. In addition, a new computerized training room was set up in the fourth quarter of 2002.

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

        Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. See "–Supervision and Regulation – The Company”. The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Leveraged Lease Transactions

        In a series of transactions in 1992, 1994 and 1995, Guaranty Leasing acquired limited partnership interests in three different partnerships (collectively, the “Partnerships” or individually, a “Partnership”) engaged in the equipment leasing business. The investments were structured by TransCapital Corporation (“TransCapital”) through various subsidiaries and controlled partnerships.

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

        The Partnership incurs a tax loss while the master lease/sublease structure is in place, primarily because deductions for rentals paid under the master lease exceed taxable interest income under the purchase money note. Consequently, Guaranty Leasing has reported tax losses as a result of its investments in the Partnerships, which were deductible by the Company. In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by one of the three Partnerships during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed. In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by that Partnership during 1997 of $487,000 would also be disallowed. In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment (“FPAA”) disallowing these deductions. Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. However as of December 31, 2002, the Company has recorded and expensed the tax affect of the disallowed deductions. On February 3, 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas. Any final determination with respect to the Partnership will be binding on the Company. Should the Service pursue an investigation of and ultimately disallow the related tax deductions taken during the remaining years of the above partnership as well as the other two partnerships, the Company will be required to recognize an additional maximum tax liability of approximately $3.9 million plus possible penalty and interest. The Company is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position.

        During the year ended December 31, 2000, Guaranty Leasing acquired for approximately $2.8 million, a 2.5% ownership interest in an Aircraft Finance Trust (“AFT”), a special purpose business trust formed to acquire, finance, refinance, own, lease, sublease, sell and maintain aircraft. AFT was created by General Electric Capital Corporation, and is a financing transaction through which airlines lease aircraft. AFT is a business trust formed in 1999 under the laws of the state of Delaware, and it leases aircraft to airlines around the world. The senior notes issued to AFT are rated AA by Standard and Poors and the notes are secured by the cash flow from the aircraft leases. The notes mature in 2024.

        During the fourth quarter of 2001, on belief that the Company’s investment in AFT was impaired by declines in air travel and reduced demand for commercial aircraft, an impairment charge of $1.5 million was recorded and the carrying amount of the investment was reduced to $1.6 million. During the third quarter of 2001, AFT recorded an impairment charge of $18.2 million related to two airplanes. In addition, management received indications the appraised value of AFT’s fleet of airplanes had declined approximately 9% from their value the past year. Based on these factors, the limited marketability of the investment, the uncertainty surrounding the air transport industry and general economic conditions, management believed that the value of its investment in AFT was permanently impaired.

Employees

        As of December 31, 2002, the Company had 200 full-time employees and 35 part-time employees, 83 of whom were officers of the Bank. All employees are non-union employees. The Company provides medical and hospitalization insurance to its full-time employees. The Company considers its relations with employees to be excellent.

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

- 7 -

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

        Under the Financial Services Modernization Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to the rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

        These privacy provisions will affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors. Management believes the privacy positions will not have a material adverse effect on the Company’s financial condition or results of operations.

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

        Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2002, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.06% and its ratio of total capital to total risk-weighted assets was 13.12%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

        In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2002, the Company’s leverage ratio was 8.62%.

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

        The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2002, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 11.17% and its ratio of total capital to total risk-weighted assets was 12.21%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

        The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy, which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 2002, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.08%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

        Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2002. The Bank’s capital ratios exceeded the minimum requirements for “well capitalized” institutions under the regulatory framework for prompt corrective action at December 31, 2002. As a result, the Company does not believe that FDICIA’s prompt corrective action regulations will have any material effect on the activities or operations of the Bank. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

        On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalize the Savings Association Insurance Fund (“SAIF”) and assure the payment of the Financing Corporation’s (“FICO”) bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The FDIC also applies an assessment against BIF-assessable deposits to be paid to the Financing Corporation (“FICO”) to assist in paying interest of FICO bonds, which financed the resolution of the thrift industry crisis. The FICO assessment on BIF-insured deposits was approximately 1.70 basis points for the fourth quarter 2002. The FICO assessment rate is adjusted quarterly.

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

Item 2. Properties

        The Company conducts business at eleven banking locations, with two located in Mount Pleasant, eight located in the Northeast Texas communities of Bogata, Commerce, Deport, Paris, Pittsburg, Sulphur Springs, Talco, Texarkana and one located in the West Texas community of Fort Stockton. The Company’s headquarters are located at 100 West Arkansas in Mount Pleasant in a two-story office building. The Company owns all of its locations and considers the properties to be suitable and adequate for the Company’s present needs. The following table sets forth specific information on each of the Company’s locations:

Location	Address	Deposits at December 31, 2002

		(Dollars in thousands)

Bogata	110 Halesboro Street, Bogata, Texas 75417	$ 14,596
Commerce	1108 Park Street, Commerce, Texas 75429	30,171
Deport	111 Main Street, Deport, Texas 75435	15,647
Fort Stockton	#1 Spring Drive, Fort Stockton, Texas 75435	967	(1)
Mount Pleasant-Downtown	100 West Arkansas, Mount Pleasant, Texas 75455	160,733
Mount Pleasant-South	2317 South Jefferson, Mount Pleasant, Texas 75455	5,420
Paris	3250 Lamar Avenue, Paris, Texas 75460	73,942
Pittsburg	116 South Greer Blvd., Pittsburg, Texas 75686	21,387
Sulphur Springs	919 Gilmer Street, Sulphur Springs, Texas 75482	64,202
Talco	104 Broad Street, Talco, Texas 75487	14,284
Texarkana	2202 St. Michael Drive, Texarkana, Texas 75503	23,601

(1)	Location offers loans and time deposits only.

Item 3. Legal Proceedings

        The Company faces ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material adverse effect upon the business, results of operations or financial condition of the Company.

        In March 2000, the Company filed an action in the District Court of Titus County, Texas against Guaranty Federal Bank, F.S.B., (“Guaranty Federal”) a thrift institution, after the Company discovered that Guaranty Federal was using the name, “Guaranty Bank”, in its business dealings. The case sought a declaratory judgment that the Company has the sole right to the name “Guaranty Bank”. In November 2001, a settlement was reached. In exchange for $3.0 million, the Company dropped the lawsuit against Guaranty Federal and the Company agreed to change its name by December 31, 2002. At December 31, 2001, the financial statements of the Company reflect the effect of this settlement. In October 2002, the Bank officially changed its name to Guaranty Bond Bank.

        In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by one of the three Partnerships during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed. In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by that Partnership during 1997 of $487,000 would also be disallowed. In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment (“FPAA”) disallowing these deductions. Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. However as of December 31, 2002, the Company has recorded and expensed the tax affect of the disallowed deductions. On February 3, 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas. Any final determination with respect to the Partnership will be binding on the Company. Should the Service pursue an investigation of and ultimately disallow the related tax deductions taken during the remaining years of the above partnership as well as the other two partnership, the Company will be required to recognize an additional maximum tax liability of approximately $3.9 million plus possible penalty and interest. The Company is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

        The Common Stock began trading on May 21, 1998 and is listed on the Nasdaq National Market System (“Nasdaq NMS”) under the symbol “GNTY”. Prior to that date, the Company’s Common Stock was privately held and not listed on any public exchange or actively traded. The Company had a total of 2,931,928 shares outstanding at December 31, 2002. As of December 31, 2002, there were 366 registered shareholders of record. The number of beneficial shareholders is unknown to the Company at this time.

        The following table presents the high and low Common Stock prices reported on the Nasdaq NMS by quarter during the two years ended December 31, 2002:

	2002		2001
	High	Low	High	Low
Fourth quarter	$ 16.25	$ 14.00	$ 14.10	$ 11.01
Third quarter	15.00	13.07	14.10	11.05
Second quarter	15.15	13.00	11.25	10.75
First quarter	13.25	12.26	11.19	10.25

        Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefore. While the Company has declared dividends on its Common Stock since 1980, and paid semi-annual dividends aggregating $0.32 per share per annum in 2002, there is no assurance that the Company will continue to pay dividends in the future.

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

The cash dividends paid per share by quarter were as follows:

	2002	2001	2000
Fourth quarter	$ 0.17	$ 0.15	$ 0.13
Third quarter	—	—	—
Second quarter	0.15	0.13	0.12
First quarter	—	—	—

Securities Authorized for Issuance Under Equity Compensation Plans

        The Company currently has stock options outstanding. The options were granted under the Company’s 1998 Stock Incentive Plan which was approved by the Company’s shareholders. The following table provides information as of December 31, 2002 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

	EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
Plan category	Number of securites to be issued upon exercise of outstanding options warrants and rights	Weight-average exercise price of outstanding options	Number of securities remaining available for future issurance under equity compensation plans (excluding securites reflected in column (a)
Equity compensation plans
approved by security holders	104,500	$ 9.91	893,500
Equity compensation plans not
approved by security holders	—	—	—

Total	104,500	$ 9.91	893,500

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

        The following table presents selected historical consolidated financial data as of and for the five years ended December 31, 2002 and are derived from the Company’s Consolidated Financial Statements, which have been audited by independent certified public accountants.

	As of and for the Years Ended December 31
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$28,955	$29,861	$29,017	$21,568	$18,368
Interest expense	12,272	16,363	16,742	10,506	8,951

Net interest income	16,683	13,498	12,275	11,062	9,417
Provision for loan losses	1,260	1,385	595	310	540

Net interest income after provision for loan losses	15,423	12,113	11,680	10,752	8,877
Noninterest income	5,056	6,201	3,723	3,374	2,826
Noninterest expense	14,692	13,519	12,140	10,259	8,488

Earnings before taxes	5,787	4,795	3,263	3,867	3,215
Provision for income tax expense	1,410	1,505	755	745	541

Net earnings	4,377	3,290	2,508	3,122	2,674
Preferred stock dividend	—	—	—	—	37

Net earnings available to common shareholders	$4,377	$3,290	$2,508	$3,122	$2,637

Common Share Data (1):
Net earnings (basic) (2)	$1.46	$1.09	$0.80	$1.03	$0.95
Net earnings (diluted) (2)	1.45	1.09	0.80	1.03	0.95
Book value	11.81	10.59	9.67	8.77	8.21
Tangible book value	11.01	9.82	8.85	7.81	8.14
Cash dividends	0.32	0.28	0.25	0.25	0.24
Dividend payout ratio	21.73%	25.56%	30.70%	24.58%	26.38%
Weighted average common shares outstanding-basic
(in thousands)	2,991	3,016	3,126	3,045	2,782
Weighted average common shares outstanding-diluted
(in thousands)	3,013	3,027	3,133	3,045	2,782
Period end shares outstanding (in thousands)	2,932	3,004	3,044	3,232	2,898

Balance Sheet Data:
Total assets	$517,968	$460,509	$411,031	$370,438	$272,906
Securities	106,992	81,715	81,620	79,761	51,367
Loans held for sale	5,727	1,634	172	—	—
Loans	359,888	329,621	287,163	255,209	185,886
Allowance for loan losses	3,692	3,346	2,578	2,491	1,512
Total deposits	424,950	383,279	358,265	328,637	242,325
Total common shareholders’ equity	34,644	31,827	29,425	28,496	23,796

(Table continues on next page.) - 17 -

	As of and for the Years Ended December 31
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Average Balance Sheet Data:
Total assets	$490,620	$432,200	$394,496	$309,247	$253,633
Securities	91,710	74,826	84,933	58,308	47,972
Loans	342,823	302,656	267,996	213,737	169,754
Allowance for loan losses	3,485	2,735	2,519	1,876	1,397
Total deposits	403,125	374,566	345,342	276,525	227,919
Total common shareholders’ equity	33,934	30,629	28,266	25,989	21,363

Performance Ratios:
Return on average assets	0.89%	0.76%	0.64%	1.01%	1.05%
Return on average common equity	12.90	10.74	8.87	12.01	12.34
Net interest margin	3.73	3.46	3.44	3.93	4.07
Efficiency ratio (3)	68.79	70.10	75.72	71.12	69.33

Asset Quality Ratios(4):
Nonperforming assets to total loans and other real estate	1.18%	1.87%	1.73%	0.43%	0.67%
Net loan charge-offs to average loans	0.27	0.20	0.19	0.08	0.09
Allowance for loan losses to total loans	1.01	1.01	0.90	0.98	0.81
Allowance for loan losses to nonperforming loans (5)	114.87	59.23	54.83	244.94	130.80

Capital Ratios (4):
Leverage ratio	8.62%	8.44%	8.60%	8.21%	9.30%
Average shareholders’ equity to average total assets	6.92	7.09	7.17	8.40	8.59
Tier 1 risk-based capital ratio	12.06	11.52	11.79	9.86	12.29
Total risk-based capital ratio	13.12	12.58	12.69	10.83	13.08

(1)	Adjusted for a seven for one stock split effective March 24, 1998.

(2)	Net earnings per share are based upon the weighted average number of common shares outstanding during the period.

(3)	Calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding securities losses or gains.

(4)	At period end, except net loan charge-offs to average loans, and average shareholders’ equity to average total assets which is for periods ended at such date.

(5)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

- 18 -

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the factors listed under “Special Cautionary Notice Regarding Forward Looking Information,” included on page 3 of this report and those described in this discussion and analysis. Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of earnings. This section should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K.

Application of Critical Accounting Policies And Accounting Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases its estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

        The Company considers accounting estimates to be critical to its reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial statements. Accounting polices related to allowance for loan losses and loss contingencies are considered to be critical as these policies involve considerable subjective judgment and estimation by management.

        Critical accounting policies, and the Company’s procedures related to these policies, are described in detail below. Also see Note 1 – Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements.

        Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense and represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in management’s judgment, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. In estimating the allowance for loan losses, management considers historical charge-off experience, loan delinquencies, the credit worthiness of individual customers, economic conditions affecting specific customer industries and general economic conditions, among other factors. Should any of these factors change, the Company’s estimate of probable loan losses could also change, which could affect the level of the future provisions for loan losses. See additional discussion under the sections captioned, “Allowance for Loan Losses” and “Provision for Loan Losses,” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also see Note 3 – Loans and Allowance for Loan Losses in the accompanying Notes to Consolidated Financial Statements.

        Loss Contingencies. There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for such loss contingencies typically relate to legal proceedings and other claims and are recorded when management believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties. While there can be no assurance, the Company currently believes the outcome of current outstanding legal proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations. The outcomes are inherently uncertain, and it is possible that some of these matters may be resolved materially adversely to the Company. The adverse resolution of any one or more of these matters could have a material adverse effect on the Company’s financial condition or results of operations.

Overview

        Net earnings available to common shareholders were $4.4 million, $3.3 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, and diluted net earnings per share were $1.45, $1.09 and $0.80 for these same periods. The increase in earnings from 2001 to 2002 resulted primarily from an increase in net interest income, caused by a growth in interest-earning assets and a higher net interest margin and a decrease in provision for loan losses and income taxes, partially offset by a decrease in noninterest income and an increase in noninterest expense. Average interest-earning assets increased from $390.3 million to $447.4 million, or 14.6% in 2002 while the net interest margin was 3.46% in 2001 compared to 3.73% in 2002, an increase of 7.8%. The provision for loan losses decreased from $1.4 million in 2001 to $1.3 million in 2002, while the provision for income taxes decreased from $1.5 million to $1.4 million. Noninterest income decreased $1.1 million, or 18.5%, from $6.2 million in 2001 to $5.1 million in 2002. This decrease was primarily due to $3.0 million in nonrecurring gain recognized during 2001 from the settlement of the Guaranty Federal lawsuit. This nonrecurring gain, however, was partially offset in 2001 by a $1.5 million impairment charge recognized on the Company’s investment in AFT. Noninterest expenses increased $1.2 million, or 8.7% during 2002 compared to 2001 primarily due to increases in personnel related cost. The increase in earnings from 2000 to 2001 resulted primarily from an increase in net interest income, caused by a growth in interest-earning assets and a lower cost of funds, and an increase in noninterest income offset by an increase in the provision for loan losses and an increase in noninterest expense. The Company posted returns on average assets of 0.89%, 0.76% and 0.64 % and returns on average common equity of 12.90%, 10.74% and 8.87% in 2002, 2001 and 2000, respectively.

        Total assets at December 31, 2002 and 2001 were $518.0 million and $460.5 million, respectively. Total deposits at December 31, 2002 and 2001 were $425.0 million and $383.3 million, respectively. Deposits increased by $41.7 million, or 10.9% in 2002. The increase was primarily attributable to internal growth in the Paris, Sulphur Springs, Commerce, Deport, Pittsburg and Texarkana locations. At December 31, 2002 and 2001, securities totaled $107.0 million and $81.7 million. The increase in securities in 2002 was primarily due to the investment of funds generated from increases in deposits and Federal Home Loan Bank advances in excess of loan growth. Common shareholders’ equity was $34.6 million and $31.8 million at December 31, 2002 and 2001, respectively. The increase in common shareholder’s equity for the year ended December 31, 2002 reflects earnings retention and an increase in the unrealized gain on securities available for sale, partially offset by the purchase of treasury stock and payment of dividends.

Results of Operation

Net Interest Income

        Net interest income represents the amount by which interest income on interest-earning assets, which include securities, loans, and federal funds sold, exceeds interest expense incurred on interest-bearing liabilities, which include deposits and other borrowed funds. Net interest income is the principal source of the Company’s earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

        2002 versus 2001. Net interest income increased from $13.5 million in 2001 to $16.7 million in 2002, an increase of $3.2 million, or 23.7%, primarily due to a decrease in interest expense of $4.1 million, or 25.0%, partially offset by a decrease in interest income of $906,000, or 3.0%. This resulted in net interest margins of 3.73% and 3.46% and net interest spreads of 3.31% and 2.85% for the years ended December 31, 2002 and 2001, respectively.

        The increase in net interest income for 2002 was primarily due to the decrease in cost of interest-bearing liabilities from 4.80% in 2001 to 3.16% in 2002. While the Company had an increase in average loans of $40.2 million, or 13.3% and average securities of $16.8 million, or 22.4%, the impact of these increases were partially offset by lower yields on interest-earning assets which decreased from 7.65% in 2001 to 6.47% in 2002. The lower yields and lower costs of funds resulted from a decrease in prime rate during 2001 from 9.50% to 4.75% and a further reduction in 2002 from 4.75% to 4.50%.

        2001 versus 2000. Net interest income increased from $12.3 million in 2000 to $13.5 million in 2001, an increase of $1.2 million, or 10.0% primarily due to a growth in interest income of $844,000, or 2.9%, and a decrease in interest expense of $379,000, or 2.3%. This resulted in net interest margins of 3.46% and 3.44% and net interest spreads of 2.85% and 2.72% for the years ended December 31, 2001 and 2000, respectively.

        The increase in total interest income for 2001 was primarily due to growth in average loans of $34.7 million, or 12.9% and growth in federal funds sold of $9.3 million, or 270.4%, which contributed an additional $1.4 million and $367,000, respectively, to total interest income. Total interest income was negatively affected by a reduction in average securities of $10.1 million, or 11.9% as well as lower yields on loans, securities, and federal funds sold. The decrease in total interest expense was primarily due to a decrease in the cost of funds from 5.42% in 2000 to 4.80% in 2001, which offset increases in average interest-bearing liabilities of $32.3 million, or 10.5%.

        The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are derived from average daily balances. Nonaccruing loans have been included in the tables as loans carrying a zero yield.

	Years Ended December 31,

	2002			2001			2000

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$342,823	$24,119	7.04%	$302,656	$24,591	8.13%	$267,996	$23,218	8.66%
Securities	91,710	4,629	5.05	74,826	4,693	6.27	84,933	5,589	6.58
Federal funds sold and
interest-bearing deposits	12,821	207	1.61	12,804	577	4.51	3,457	210	6.07

Total interest-earning assets	447,354	28,955	6.47%	390,286	29,861	7.65%	356,386	29,017	8.14%

Less allowance for loan losses	(3,485)			(2,735)			(2,519)

Total interest-earning
assets, net of allowance	443,869			387,551			353,867
Non-earning assets:
Cash and due from banks	14,640			12,508			12,083
Premises and equipment	13,442			13,569			13,187
Interest receivable and
other assets	17,437			17,975			15,066
Other real estate owned	1,232			597			293

Total assets	$490,620			$432,200			$394,496

Liabilities and
shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money
market accounts	$108,664	$1,507	1.39%	$104,600	$2,704	2.59%	$97,328	$4,039	4.15%
Time deposits	231,196	8,330	3.60	213,839	12,132	5.67	193,475	11,291	5.84

Total interest-bearing
deposits	339,860	9,837	2.89	318,439	14,836	4.66	290,803	15,330	5.27
FHLB advances and
federal funds purchased	40,827	1,639	4.02	15,636	755	4.83	12,529	812	6.48
Long-term debt	7,750	796	10.27	7,000	772	11.03	5,423	600	11.06

Total interest-bearing
liabilities	388,437	12,272	3.16%	341,075	16,363	4.80%	308,755	16,742	5.42%

Noninterest-bearing liabilities:
Demand deposits	63,265			56,127			54,539
Accrued interest, taxes and
other liabilities	4,984			4,369			2,936

Total liabilities	456,686			401,571			366,230
Shareholders’ equity	33,934			30,629			28,266

Total liabilities and
shareholders’ equity	$490,620			$432,200			$394,496

Net interest income		$16,683			$13,498			$12,275

Net interest spread			3.31%			2.85%			2.72%

Net interest margin			3.73%			3.46%			3.44%

- 22 -

        The following schedule presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the changes in interest income and interest expense related to changes in average outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume, which can be segregated, have been allocated proportionately to changes due to rate and changes due to volume.

	Years Ended December 31,

	2002 vs. 2001			2001 vs. 2000

	Increase (Decrease) Due To			Increase (Decrease) Due To

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earnings assets:
Loans	$ 3,266	$(3,738)	$ (472)	$ 3,001	$ (1,628)	$ 1,373
Securities	1,056	(1,120)	(64)	(642)	(254)	(896)
Federal funds sold and interest bearing deposits	1	(371)	(370)	422	55	367

Total increase (decrease) in interest income	4,323	(5,229)	(906)	2,781	(1,937)	844

Interest-bearing liabilities:
NOW, savings and money market accounts	106	(1,303)	(1,197)	302	(1,637)	(1,335)
Time deposits	984	(4,786)	(3,802)	1,189	(348)	841
FHLB advances and federal funds purchased	1,216	(332)	884	201	(258)	(57)
Long-term debt	83	(59)	24	172	—	172

Total increase (decrease) in interest expense	2,389	(6,480)	(4,091)	1,864	(2,243)	(379)

Increase in net interest income	$ 1,934	$ 1,251	$ 3,185	$ 917	$ 306	$ 1,223

Provision for Loan Losses

        The Company’s provision for loan losses is established through charges to operating income in the form of the provision in order to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Company’s portfolio as discussed under “Allowance for Loan Losses”. In 2001, the Company made significant enhancements to the allowance for loan loss methodology to better quantify the risk associated with these internal and external factors.

        The Company’s provision for loan losses for 2002 was $1.3 million compared with $1.4 million for 2001. The decrease in the provision was due primarily to a decrease in total nonperforming loans of $2.4 million, or 43.1%. Average loans outstanding increased from $302.7 million for 2001 to $342.8 million for 2002, an increase of $40.1 million, or 13.2%. Total classified loans decreased from $13.0 million at December 31, 2001 to $9.9 million at December 31, 2002, a decrease of $3.1 million, or 23.8%. Management believes the Company has maintained good asset quality is still as net charge-offs remain at manageable levels totaling $914,000, or 0.27% of average loans in 2002 compared with $617,000, or 0.20% of average loans in 2001. The Company’s provision for loan losses increased from $595,000 in 2000 to $1.4 million in 2001 primarily due to loan growth, an increase in classified loans, and the national economic conditions.

Noninterest Income

        Noninterest income is an important source of revenue for financial institutions. The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income for the year ended December 31, 2002 was $5.1 million, a decrease of $1.1 million from $6.2 million in 2001 but up from $3.7 million in 2000. The decrease is primarily due to a nonrecurring gain of $3.0 million in 2001 in connection with the settlement of the Guaranty Federal lawsuit. This gain represents the amount received in January 2002 in connection with the November 2001 settlement and concurrent transfer of the Company’s rights to certain intangible assets. This income was partially offset by a nonrecurring impairment charge during 2001 of $1.5 million associated with the AFT lease transaction.

        During 2000, Guaranty Leasing, acquired a 2.5% ownership interest in AFT for approximately $2.8 million. The AFT ownership interest is classified as an Other Asset on the Company’s balance sheet. As of December 31, 2002 and 2001, the book value of the AFT ownership was $1.6 million. During the fourth quarter of 2001, on belief that the Company’s investment in AFT was impaired by declines in air travel and reduced demand for commercial aircraft, an impairment charge of $1.5 million was recorded and the carrying amount of the investment was reduced to $1.6 million. During the third quarter of 2001, AFT recorded an impairment charge of $18.2 million related to two airplanes. In addition, management received indications the apprised value of AFT’s fleet of airplanes had declined approximately 9% from their value the past year. Based on these factors, the limited marketability of the investment, the uncertainty surrounding the air transport industry and general economic conditions, management believed that the value of its investment in AFT was permanently impaired.

        Excluding the gain on settlement of litigation and the impairment charge of the AFT, recurring noninterest income for 2001 totaled $4.6 million. Excluding these items in 2001, noninterest income for 2002 reflects an increase of $495,000, or 10.9%, over 2001. The year ended December 31, 2002 reflected an increase in service charge income of $279,000 over the same period in 2001 and $561,000 over the same period in 2000, representing a 10.4% and a 23.4% increase, respectively. Securities gains decreased $36,000, from $416,000 in 2001 to $380,000 in 2002. As to normal and recurring noninterest income, the Company experienced a 10.9% increase to $5.1 million for the twelve months ended December 31, 2002 and a 22.5% increase to $4.6 million for the same period in 2001.

        The following table presents for the periods indicated the major categories of noninterest income:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Service charges	$2,957	$2,678	$2,396
Securities gains, net	380	416	(34)
Fee income	863	668	663
Fiduciary income	163	136	109
Earnings from key-man life insurance	236	204	234
Gain on sale of loans	272	98	—
Gain on sale of assets	97	36	38
Gain on sale of ORE	12	176	21
Income from lease transactions	—	—	19
Income from investment in AFT		140	145
Impairment of investment in AFT	—	(1,500)	—
Gain on settlement of litigation	—	3,000	—
Other noninterest income	76	149	132

Total noninterest income	$5,056	$6,201	$3,723

        The increase in noninterest income in both 2002 to 2001, excluding the gain on settlement of litigation and the impairment charge taken in AFT, resulted primarily from service charges and fee income due to an increase in the number of deposit accounts. Additionally, the Company continued to emphasize fee-based services resulting in greater income from check cashing, ATM fees, appraisal fees and wire transfer fees.

Noninterest Expense

        For the years ended December 31, 2002, 2001 and 2000, noninterest expense totaled $14.7 million, $13.5 million and $12.1 million, respectively. The $1.2 million, or 8.9%, increase in 2002 was primarily the result of increases in employee compensation and benefits. Employee compensation and benefits increased from $7.6 million in 2001 to $8.7 million in 2002, an increase of $1.1 million, or 14.5%. This increase was due to an increase in full time equivalent employees from 199 at December 31, 2001 to 212 at December 31, 2002, normal salary adjustments, increased bonus incentives, profit sharing contributions, and payroll taxes.

        The increase in total noninterest expense for 2001 over 2000 of $1.4 million, or 11.4%, was primarily the result of increases in employee compensation and benefits, fixed asset expense, and increased litigation expense. Employee compensation and benefits increased from $6.8 million in 2000 to $7.6 million in 2001, an increase of $801,000, or 11.8%. This increase was due to an increase in full time equivalent employees from 192 at December 31, 2000 to 199 at December 31, 2001, an increase in incentive compensation, and normal salary adjustments. Legal and professional fees increased $218,000 or 33.7% primarily due to litigation involving the lawsuit with Guaranty Federal.

        The Company’s efficiency ratios, calculated by dividing total noninterest expense (excluding securities gains and losses) by net interest income plus noninterest income, were 68.79% in 2002, 70.10% in 2001, and 75.72% in 2000.

        The following table presents for the periods indicated the major categories of noninterest expense:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Employee compensation and benefits	$ 8,711	$ 7,592	$ 6,791
Non-staff expenses:
Occupancy expenses	1,992	1,901	1,758
Legal and professional fees	933	864	646
Director and committee fees	534	412	389
Advertising	310	278	357
ATM and debit card expense	317	279	230
Office and computer supplies	265	429	357
Postage	187	180	156
Phone expense	194	188	185
Other	1,249	1,396	1,271

Total non-staff expenses	5,981	5,927	5,349

Total noninterest expense	$14,692	$13,519	$12,140

Income Taxes

        Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense. The Company utilized tax benefits on leveraged lease transactions in the amounts of $960,000, $763,000 and $650,000 for 2002, 2001 and 2000, respectively. The effective tax rates for 2002, 2001 and 2000 were 24.37%, 31.39% and 23.14%, respectively. Income taxes for financial purposes in the consolidated statements of earnings differ from the amount computed by applying the statutory income tax rate of 34% to earnings before income taxes. The difference in the statutory rate is primarily due to the tax benefits on the leveraged lease transactions and non-taxable income.

        Additionally, the State of Texas imposes a Texas franchise tax. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities. Total franchise tax expense was $41,000 in 2002, $50,000 in 2001 and $56,000 in 2000. Such expense was included as a part of other noninterest expense.

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

Financial Condition

Loan Portfolio (including loans held for sale)

        The Company provides a broad range of commercial, real estate and consumer loan products to small and medium-sized businesses and individuals in its market areas. The Company aggressively pursues qualified lending customers in both the commercial and consumer sectors, providing customers with direct access to lending personnel and prompt, professional service. The 86.0% gross loan to deposit ratio as of December 31, 2002, reflects the Company’s commitment as an active lender in the local communities it serves. Total loans were $365.6 million at December 31, 2002, an increase of $34.3 million, or 10.4% compared with $331.3 million at December 31, 2001. In 2001, total loans increased by $43.9 million, or 15.3% to $331.3 million from $287.3 million at December 31, 2000. In 2000, total loans increased by $32.1 million, or 12.6% from $255.2 million at December 31, 1999. The growth in loans reflects the stable local economy, an aggressive advertising campaign, the Company’s pro-lending reputation and the solicitation of new companies and individuals entering the Company’s market areas.

        The following table summarizes the loan portfolio (including loans held for sale) of the Company by type of loan as of the dates indicated:

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$ 58,661	16.05%	$ 66,641	20.12%	$ 66,616	23.18%	$ 61,153	23.96%	$ 51,589	27.75%
Agriculture	9,989	2.73	8,589	2.59	8,318	2.89	9,102	3.57	7,652	4.11
Real estate:
Construction and land
development	14,017	3.83	9,492	2.87	7,316	2.55	7,926	3.11	3,130	1.68
1-4 family residential	139,156	38.06	124,480	37.58	102,442	35.65	83,777	32.83	48,376	26.02
Loans held for sale	5,727	1.57	1,634	0.49	172	0.06	—	—	—	—
Farmland	14,765	4.04	9,794	2.96	7,716	2.69	7,976	3.13	7,258	3.90
Commercial	81,649	22.33	68,165	20.58	61,224	21.31	52,303	20.49	47,977	25.81
Multi-family residential	9,289	2.54	9,333	2.81	4,946	1.72	6,239	2.44	844	0.45
Consumer, net of unearned discounts	32,362	8.85	33,126	10.00	28,585	9.95	26,733	10.47	19,060	10.28

Total loans	$365,615	100.00%	$331,254	100.00%	$287,335	100.00%	$255,209	100.00%	$185,886	100.00%

        The primary lending focus of the Company is on loans to small and medium-sized businesses and one-to-four family residential mortgage loans. The Company’s commercial lending products include business loans, commercial real estate loans, equipment loans, working capital loans, term loans, revolving lines of credit and letters of credit. Most commercial loans are collateralized and on payment programs. The purpose of a particular loan generally determines its structure. In almost all cases, the Company requires personal guarantees on commercial loans to help assure repayment.

Commercial

        The Company’s commercial loans are primarily made within its market area and are underwritten on the basis of the borrower’s ability to service such debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment, or other assets obtained owned by the borrower and obtains a personal guaranty of the borrower. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk for commercial loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the business’ operations, and those operations may not be successful. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

        In addition to commercial loans secured by real estate, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial mortgage lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, the Company requires its commercial mortgage loans to be secured by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. The Company’s commercial mortgage loans are generally secured by first liens on real estate. Loans with fixed interest rates typically amortize over a 10 to 15 year period with balloon payments due at the end of one to five years. In underwriting commercial mortgage loans, consideration is given to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower and guarantor.

Construction

        The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

1-4 Family Residential

        The Company offers a variety of mortgage loan products. The Company’s loans collateralized by one-to-four family residential real estate generally are originated in amounts of no more than 90% of the lower of cost or appraised value. The Company generally requires mortgage title insurance and hazard insurance in the amount of the loan. Of the mortgages originated, the Company generally retains mortgage loans with short terms or variable rates and sells longer-term fixed-rate loans that do not meet the Company’s credit underwriting standards. Prior to the acquisition of First American in September 1999, the Company sold such loans to Texas Independent Bank Mortgage Company; however, since the First American acquisition, the Company sells these loans directly into the secondary market.

        As of December 31, 2002, the Company’s one-to-four family residential real estate loan portfolio (including loans held for sale) was $144.9 million. Of this amount, $45.1 million is repriceable in one year or less and an additional $80.0 million is repriceable from one year to five years. These high percentages in short-term real estate loans reflect the Company’s commitment to reducing interest rate risk.

Consumer

        The Company provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of loan. As of December 31, 2002, the Company had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. During the last several years, management has placed tighter controls on consumer credit due to record high personal bankruptcy filings nationwide.

Agriculture

        The Company provides agricultural loans for short-term crop production, including cotton, milo and corn, farm equipment, cattle and agricultural real estate financing. The Company evaluates agricultural borrowers primarily based on their historical profitability, level of experience in their particular agricultural industry, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agricultural loans present a higher level of risk associated with events caused by nature, and the volatility of the world market prices on commodities, the Company routinely makes on-site visits, inspections, and utilize government guaranteed programs in order to monitor, identify and manage such risks.

        The Company rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. All loans above $700,000 are evaluated and acted upon by the Executive Committee, which meets weekly. All new and renewed loans greater than $100,000 are reported monthly to the Board of Directors. All new and renewed loans of $400,000 or less are reported weekly to the Executive Committee. The Company’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis; (ii) investing funds properly for the benefit of shareholders and the protection of depositors; (iii) serving the legitimate needs of the community and the Company’s general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and (vi) ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. The Company’s loan review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, the Company has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

        The contractual maturity ranges of the commercial, industrial, agriculture, commercial real estate, and real estate construction loan portfolio and the amount of such loans with predetermined interest rates in each maturity range as of December 31, 2002, are summarized in the following table:

	December 31, 2002
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$30,502	$24,429	$ 3,730	$ 58,661
Agriculture	6,712	2,831	446	9,989
Real estate construction	13,022	544	451	14,017
Commercial real estate	22,302	34,779	24,568	81,649

Total	$72,538	$62,583	$29,195	$164,316

Loans with a predetermined interest rate	$45,754	$49,353	$11,431	$106,538
Loans with a floating interest rate	26,784	13,230	17,764	57,778

Total	$72,538	$62,583	$29,195	$164,316

- 28 -

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

        Nonperforming assets at December 31, 2002, decreased $1.9 million, or 30.4%, to $4.3 million compared with $6.2 million at December 31, 2001. This decrease reflects a reduction in nonaccrual loans primarily attributed to transferring the collateral on two large lines of credit into other real estate. The reduction in past due loans is the result of the Company’s continued aggressive collection efforts and the balance of reductions were a result of liquidation of collateral and loan payoffs. Nonperforming assets were $5.0 million at December 31, 2000. This resulted in ratios of nonperforming assets to total loans plus other real estate of 1.18%, 1.87% and 1.73% for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. If interest on nonaccrual loans had been accrued, such income would have been approximately $106,000 and $251,000 for 2002 and 2001, respectively. The Company is sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring; however, the Company had no restructured loans or additional nonperforming interest-earning assets at December 31, 2002, 2001, 2000, 1999 or 1998. In addition to an internal loan review, the Company retains IBS on a semi-annual basis to evaluate the loan portfolio.

        The Company maintains current appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses. The Company records other real estate at the lower of its fair market value, minus estimated costs to sell the property, or the recorded investment in the loan on the date of transfer.

        The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonaccrual loans	$2,810	$3,737	$1,214	$443	$290
Accruing loans past due 90 days or more	404	1,912	3,488	574	866
Other real estate	1,111	562	274	79	97

Total nonperforming assets	$4,325	$6,211	$4,976	$1,096	$1,253

Nonperforming assets to total loans and
other real estate	1.18%	1.87%	1.73%	0.43%	0.67%

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

Allowance for Loan Losses

        The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses, which it believes, is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the adequacy of the allowance for loan losses to the Company’s Board of Directors. In making its evaluation, management considers the diversification by industry of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the results of management’s internal loan review, the evaluation of its loan portfolio through a semi-annual external loan review conducted by IBS and the annual examination of the Company’s financial statements by its independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

        The Company follows an internal loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that, at a minimum, have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. At December 31, 2002, the Company had $9.9 million of such loans compared with $13.0 million at December 31, 2001, a decrease of $3.1 million, or 23.8%. This decrease is primarily due to the improvement, workout, or foreclosure of nine large loan relationships between $270,000 and $1.4 million, partially offset by the classification of five new relationships, ranging from $252,000 to $443,000. Specific reserves have been established for these new lines based on the estimated exposure on these lines.

        In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate “watch list” which further aids the Company in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses. At December 31, 2002, the Company had $7.1 million of such loans compared with $2.3 million at December 31, 2001, an increase of $4.8 million, or 208.7%. This increase is primarily due to the addition of three relationships totaling $4.4 million. All of the loans associated with these relationships are well secured and appropriately structured. With the exception of one small loan, all of these borrowers are current with their payments.

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

        During 2002, net loan charge-offs totaled $914,000, or 0.27% of average loans outstanding for the period, compared with $617,000 in net loan charge-offs or 0.20% of average loans for the year ended December 31, 2001. During 2002, the Company recorded a provision for loan losses of $1.3 million compared with $1.4 million for 2001. The decrease in provision for 2002 is due primarily to a decrease in classified loans. The Company made a provision for loan losses of $595,000 for 2000. The increase in provision from 2000 to 2001 is due primarily to loan growth, an increase in classified loans, and general economic uncertainty. At December 31, 2002, the allowance for loan losses totaled $3.7 million, or 1.01% of total gross loans. At December 31, 2001, the allowance for loan losses totaled $3.3 million or 1.01% of gross loans.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Average loans outstanding	$342,823	$302,656	$267,996	$213,737	$169,754

Gross loans outstanding at end of period	$365,615	$331,255	$287,335	$255,209	$185,886

Allowance for loan losses at beginning
of period	$3,346	$2,578	$2,491	$1,512	$1,129
Provision for loan losses	1,260	1,385	595	310	540
Balance acquired with First American acquisition				846
Charge-offs:
Commercial and industrial	(279)	(462)	(360)	(64)	(113)
Real estate	(375)	(162)	(146)	(2)	(14)
Consumer	(418)	(211)	(172)	(267)	(149)
Recoveries:
Commercial and industrial	28	30	80	65	33
Real estate	57	124	11	42	26
Consumer	73	64	79	49	60

Net loan charge-offs	(914)	(617)	(508)	(177)	(157)

Allowance for loan losses at end of period	$3,692	$3,346	$2,578	$2,491	$1,512

Ratio of allowance to end of
period loans	1.01%	1.01%	0.90%	0.98%	0.81%
Ratio of net loan charge-offs to
average loans	0.27%	0.20%	0.19%	0.08%	0.09%
Ratio of allowance to end of period
nonperforming loans	114.87%	59.23%	54.83%	244.94%	130.80%

- 31 -

        The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	December 31,
	2002		2001
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial, industrial and agriculture	$1,892	18.78%	$1,792	22.71%
Real estate:
Construction and land development	—	3.83	—	2.87
1-4 family residential (1)	138	39.63	117	38.07
Commercial mortgage	173	22.33	138	20.58
Farmland	—	4.04	—	2.96
Multi-family	—	2.54	—	2.81
Consumer	320	8.85	333	10.00
Unallocated	1,169	—	966	—

Total allowance for loan losses	$3,692	100.00%	$3,346	100.00%

(1)	The percentage of loans to total loans includes loans held for sale.

	December 31,
	2000		1999		1998
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses
applicable to:
Commercial, industrial and agriculture	$1,430	26.07%	$1,543	27.53%	$932	31.86%
Real estate:
Construction and land development	—	2.55	—	3.11	—	1.68
1-4 family residential (1)	139	35.71	110	32.83	67	26.02
Commercial mortgage	193	21.31	176	20.49	145	25.81
Farmland	—	2.69	—	3.13	—	3.90
Multi-family	—	1.72	—	2.44	—	0.45
Consumer	289	9.95	262	10.47	166	10.28
Unallocated	527	—	400	—	202	—

Total allowance for loan losses	$2,578	100.00%	$2,491	100.00%	$1,512	100.00%

(1)	The percentage of loans to total loans for 2000 includes loans held for sale.

- 32 -

Securities Available- for-Sale

        The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. At December 31, 2002, investment securities totaled $107.0 million, an increase of $25.3 million from $81.7 million at December 31, 2001. The increase was primarily attributable to $95.9 million in securities purchases in 2002, partially offset by $71.0 million in securities sold and in principal repayments. Generally, the growth in securities was funded by increases in deposits and Federal Home Loan Bank advances in excess of loan growth. The December 31, 2001 net unrealized gain was $1.3 million compared to the December 31, 2002 net unrealized gain of $2.0 million. At December 31, 2002, securities represented 20.7% of total assets compared to 17.7% of total assets at December 31, 2001. The yield on the securities portfolio for 2002 was 5.05% compared to a yield of 6.27% for 2001 and 6.07% for 2000.

        During 2002, the securities portfolio mix changed within various categories. U.S. Government securities increased from $4.5 million at December 31, 2001 to $14.1 million at December 31, 2002. The Company continues to hold collateralized mortgage obligations (“CMO’s”) in its securities portfolio. A CMO is collateralized directly by mortgages or by mortgage-backed securities issued by government agencies. The Company’s investment in CMO’s decreased from $34.4 million at December 31, 2001 to $25.3 million at December 31, 2002, a decrease of $9.1 million or 26.5%. The Company also had an increase of $29.1 million in mortgage-backed securities from $34.0 million at December 31, 2001 to $63.1 million at December 31, 2002. Investments in obligations of state and political subdivisions decreased from $6.8 million at December 31, 2001 to $1.3 million at December 31, 2002 as securities that were called or sold or matured were not reinvested in the same category.

        The following table summarizes the fair value of securities available for sale held by the Company as of the dates shown:

	December 31,
	2002	2001	2000
	(Dollars in thousands)
U.S. government agency securities	$14,127	$4,494	$26,184
Mortgage-backed securities	63,148	33,952	26,602
Collaterized mortgage obligations	25,280	34,390	18,042
Equity securities	3,165	2,112	1,705
Obligations of state and political subdivisions	1,272	6,767	9,087

Total securities	$106,992	$81,715	$81,620

- 33 -

The following table summarizes the contractual maturity of securities available for sale based on fair value and their weighted average yields as of December 31, 2002:

	December 31, 2002
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government
securities	$—	—%	$14,127	3.90%	$—	—%	$—	—%	$14,127	3.90%
Mortgage-backed
securities	231	5.86	5,760	4.72	24,857	4.75	32,300	4.61	63,148	4.70
CMOs	—	—	—	—	3,441	3.13	21,839	4.20	25,280	4.07
Equity securities	—	—	—	—	—	—	3,165	2.36	3,165	2.36
State and municipal
securities	15	6.17	422	4.32	800	4.95	35	6.75	1,272	6.91

Totals	$246	5.86%	$20,309	4.14%	$29,098	4.56%	$57,339	4.33%	$106,992	4.40%

        The Company classifies debt and equity securities at the date of purchase into one of two categories: held-to-maturity, or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Investments not classified as held-to-maturity are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized. The Company had no securities classified as held to maturity at December 31, 2002, 2001 or 2000.

        Mortgage-backed securities and CMO’s are securities, which have been developed by pooling a number of real estate mortgages and are principally issued by or guaranteed by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings and regular monthly cash flows of principal and interest, which are guaranteed by the issuing agencies. All the Company’s mortgage-backed securities at December 31, 2002 were agency-issued collateral obligations.

        At December 31, 2002, 61.3% of the mortgage-backed and CMO securities held by the Company had final maturities of more than 10 years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed and CMO securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Therefore, the average life, or the average amount of time until the Company receives the total amount invested, of the mortgage-backed or CMO security will be shorter than the contractual maturity. The Company estimates the remaining average life of the fixed-rate mortgage-backed and CMO security portfolio to be less than three years. These securities, when purchased at a premium, will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities when purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed and CMO securities do not tend to experience heavy prepayments of principal and consequently, the average lives of these securities will not be unduly shortened.

Premises and Equipment

        Premises and equipment totaled $13.6 million at December 31, 2002 and $13.6 million at December 31, 2001. The net change reflects a decrease of $51,000, or 0.4% in fixed assets. The decrease is primarily due to the purchase of furniture and computer hardware for the Company offset by depreciation recorded for the year.

Other Assets

        The Company owns single premium insurance policies insuring the lives of certain key senior officers. The net cash surrender value of these polices totaled $5.9 million at December 31, 2002 and $5.1 million at December 31, 2001. At December 31, 2001 the Company also had recorded a receivable of $3.0 million reflecting the settlement of its lawsuit against Guaranty Federal. The Company received the $3.0 million in January 2002.

Deposits

        The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposit accounts consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have or accept any brokered deposits.

        Total deposits increased to $425.0 million at December 31, 2002, from $383.3 million at December 31, 2001, an increase of $41.7 million, or 10.9%. Noninterest-bearing deposits increased from $63.7 million at December 31, 2001 to $68.5 million at December 31, 2002, an increase of $4.8 million, or 7.5%. Certificates of deposit increased from $213.5 million at December 31 2001, to $241.3 million at December 31, 2002, an increase of $27.8 million, or 13.0%. Other interest-bearing deposits increased from $106.0 million at December 31, 2001 to $115.1 million at December 31, 2002, an increase of $9.1 million, or 8.6%. The increase in deposits is primarily due to a generally increasing customer base across most of the Company’s market areas. The Paris and Sulphur Springs locations reflected the largest increases in deposits by dollar volume, combining for a $19.3 million, or 16.3% increase. Deport, Commerce, Pittsburg, and Texarkana combined for an $21.0 million, or 30.1% increase, while the remaining locations showed more modest gains. Two locations showed slight declines in deposits. Management feels that the majority of the locations will continue to gain market shares as the Company continues to become better known in its respective market areas. The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for years ended December 31, 2002, 2001, and 2000, were 15.7%, 15.0%, and 15.8%, respectively.

The daily average balances and weighted-average rates paid on deposits for each of the years ended December 31, 2002, 2001 and 2000 are presented below:

	Years Ended December 31,
	2002		2001		2000
	(Dollars in thousands)
	Amount	Rate	Amount	Rate	Amount	Rate
Regular savings	$11,774	1.44%	$10,084	1.97%	$9,497	2.50%
NOW accounts	35,740	1.04	33,992	2.09	31,678	2.96
Money market checking	61,150	1.58	60,524	2.96	56,153	5.10
Time deposits less than $100,000	132,800	3.53	125,236	5.62	115,198	5.74
Time deposits $100,000 and over	98,396	3.70	88,603	5.75	78,277	5.98

Total interest-bearing deposits	$339,860	2.89%	$318,439	4.66%	$290,803	5.27%
Noninterest-bearing deposits	63,265	—	56,127	—	54,539	—

Total deposits	$403,125	2.44%	$374,566	3.96%	$345,342	4.44%

The following table sets forth the amount of the Company’s certificates of deposits by time remaining until maturity:

2002
2003	$191,478
2004	32,392
2005	5,858
2006	2,927
2007	8,669
Thereafter	—

$241,323

Other Borrowings

        Federal Home Loan Bank (“FHLB”) advances may be utilized from time to time as either a short-term funding source or a longer-term funding source. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for two borrowing programs through the FHLB. The first, called “Short Term Fixed,” requires delivery of eligible securities for collateral. Maturities under this program range from 1-35 days. The Company does not currently have any borrowings under this program. As of December 31, 2002, the Company does not have any of its investment securities in safekeeping at the FHLB.

        The second borrowing program, the “Blanket Borrowing Program,” is under a borrowing agreement which does not require the delivery of specific collateral. Borrowings are limited by the level of qualified, pledgable real estate loans held and FHLB stock owned. At December 31, 2002, the Company had approximately $42.8 million borrowed of a potential $169.9 million available under this program, leaving approximately $127.1 million in available borrowings.

        On March 23, 2000, the Company, in a private placement, issued $7.0 million (7,000 shares with a liquidation amount of $1,000 per security) of 10.875% Fixed Rate Capital Trust Pass-through Securities (“TruPS”) through a newly formed, wholly-owned subsidiary, Guaranty (TX) Capital Trust I (the “Trust”). The Trust invested the total proceeds from the sale of the TruPS in 10.875% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company. The net proceeds from the sale of the Debentures were used to repurchase shares of the Company’s stock, provide a $1.5 million additional capital contribution to Guaranty Bond Bank and provide for additional working capital to support growth.

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

        On any March 8 or September 8 on or after March 8, 2010 and prior to maturity, the Debenture are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption:

If Redeemed During 12 Months Beginning March 8,	Percentage of Principal Amount	If Redeemed During 12 Months Beginning March 8,	Percentage of Principal Amount
2010	105.44%	2016	102.18%
2011	104.89%	2017	101.63%
2012	104.35%	2018	101.09%
2013	103.81%	2019	100.54%
2014	103.26%	2020 and after	100.00%
2015	102.72%

Upon the occurrence of certain special events, the Company will have the right to call the securities at par at any time with the permission of the Federal Reserve.

        On October 30, 2002, the Company, in a private placement, issued an additional $3.0 million (3,000 shares with a liquidation amount of $1,000 per security) of Capital Trust Pass-through Securities (“TruPS II”) through a newly formed, wholly-owned subsidiary, Guaranty (TX) Capital Trust II (the“Trust II”). The Trust II invested the total proceeds from the sale of the TruPS II in Junior Subordinated Deferrable Interest Debentures (the “Debentures II”) issued by the Company. The Debentures II bear a fixed rate of interest of 7.94% for 10 years; thereafter, until the maturity, the interest rate will float at 3.35% above the 3 month LIBOR. The net proceeds from the sale of the Debentures II are being used to repurchase shares of the Company’s stock and provide for additional working capital to support growth.

        With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures II are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. The terms of the Debentures II are such that they qualify as Tier 1 capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies. Interest on the Debenture II is payable quarterly on January 30, April 30, July 30, and October 30 of each year at a fixed rate per annum equal to 7.94% until October 2012 and a variable rate per annum, reset quarterly, equal to LIBOR plus 3.35%, thereafter. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity on October 30, 2032.

        On any interest payment date on or after October 30, 2012 and prior to maturity date, the Debentures II are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

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

        Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. See “Supervision and Regulation – The Company” and “– The Bank”.

        Shareholders’ equity increased to $34.6 million at December 31, 2002, from $31.8 million at December 31, 2001, an increase of $2.8 million, or 8.8%. This increase was primarily the result of net earnings of $4.4 million and the net change in unrealized gain on available-for-sale securities of $490,000, offset by the payment of common stock dividends of $951,000 and the purchase of treasury stock of $1.2 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2002 to the minimum and well-capitalized regulatory standards:

	Minimum Required		To Be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2002
The Company
Leverage ratio	4.00	%(1)	N/A	8.62%
Tier 1 risk-based capital ratio	4.00%		N/A	12.06%
Risk-based capital ratio	8.00%		N/A	13.12%

The Bank
Leverage ratio	3.00	%(2)	5.00%	8.08%
Tier 1 risk-based capital ratio	4.00%		6.00%	11.17%
Risk-based capital ratio	8.00%		10.00%	12.21%

(1)	The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.

(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

        At December 31, 2002, the Company’s capital ratios exceeded the minimums required by regulatory guidelines. The Company intends to maintain an optimal capital and leverage mix. Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company’s liquidity needs are met primarily by financing activities, which consisted mainly of growth in core deposits, supplemented by investment securities and earnings through operating activities. Access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

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

        The Bank’s traditional funding sources consist primarily of core deposits, established federal funds and other borrowing lines with major banks, proceeds from matured investments, contracts to repurchase investment securities and principal and interest repayments on loans.

        Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Company.

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

        SFAS No. 147, “Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation (FIN) No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires such transactions be accounted for in accordance with SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” In addition, SFAS 147 amends SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS 147 became effective on October 1, 2002. Adoption of this statement did not have a significant impact on the Company’s financial statements.

        SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” Effective for financial statements issued for fiscal years ending after December 15, 2002, SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by this standard.

        Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  Implementation of these provisions of FIN 45 is not expected to have a material impact on the Company’s financial statements.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the Company’s financial statements for December 31, 2002.

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

        Interest rate risk is managed by the Asset Liability Committee (“ALCO”), which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors. The ALCO formulates strategies based on appropriate levels in interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital based on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) interest rate shock simulation models. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of the Company’s Board of Directors, management has been given some latitude to increase the Company’s interest rate sensitivity position within certain limits if, in management’s judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company’s financial performance in the future than they have had historically.

        To effectively measure and manage interest rate risk, the Company uses interest rate shock simulation models to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by the Company’s Board of Directors on an ongoing basis. The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company does not currently enter into instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk.

        The impact on future net earnings based on interest sensitive assets and liabilities held at December 31, 2002 using the interest rate shock simulation is as follows:

Change in Interest Rates	Net Earnings	Change in Net Earnings
+ 300	$5,949	$ 251
+200	6,196	498
+100	6,239	541
Base	5,698	—
- 100	5,051	(647)
- 200	4,303	(1,395)
- 300	3,425	(2,273)

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

The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2002:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	1-3 years	3-5 years	Greater than 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities	$4,058	$23,211	$30,993	$42,537	$200	$5,993	$106,992
Loans	74,244	71,944	56,467	124,771	30,893	7,296	365,615
Federal funds sold	1,530	—	—	—	—	—	1,530

Total interest-earning assets	79,832	95,155	87,460	167,308	31,093	13,289	474,137

Interest-bearing liabilities:
NOW, money market and
savings deposits	115,113	—	—	—	—	—	115,113
Certificates of deposit and
other time deposits	21,515	80,191	89,574	38,294	11,626	123	241,323
Borrowed funds	28	2,641	2,674	12,092	24,584	744	42,763
Long-term debt	—	—	—	—	—	10,000	10,000

Total interest-bearing
liabilities	136,656	82,832	92,248	50,386	36,210	10,867	409,199

Period GAP	$(56,824)	$12,323	$(4,788)	$116,922	$(5,117)	$2,422	$64,938
Cumulative GAP	$(56,824)	$(44,501)	$(49,289)	$67,633	$62,516	$64,938
Period GAP to total assets	(10.97)%	2.38%	(0.92)%	22.57%	(0.99)%	0.47%
Cumulative GAP to total assets	(10.97)%	(8.59)%	(9.52)%	13.06%	12.07%	12.54%
Cumulative interest-earning assets
to cumulative interest-bearing
liabilities	58.42%	79.73%	84.19%	118.68%	115.69%	115.87%

        The Company’s one-year cumulative GAP position at December 31, 2002, was negative $49.3 million or 9.52% of assets. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. To better qualify and account for the variables not incorporated into GAP analysis, the Company utilizes an interest rate simulation model as discussed previously. The Company maintains a Rate Committee and the ALCO that reviews the Company’s interest rate risk position on a weekly or monthly basis, respectively.

Item 8. Financial Statements and Supplementary Data

        The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

        Condensed quarterly results of operations for the years ended December 31, 2002 and 2001 were as follows:

	QUARTER ENDED 2002
	(unaudited)
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in thousands, except per share data)
Interest income	$7,324	$7,357	$7,194	$7,080
Interest expense	2,972	3,061	3,099	3,140

Net interest income	4,352	4,296	4,095	3,940
Provision for loan losses	225	335	450	250

Net interest income after provision for loan losses	4,127	3,961	3,645	3,690
Noninterest income	1,320	1,227	1,475	1,034
Noninterest expense	3,945	3,683	3,574	3,490

Earnings before taxes	1,502	1,505	1,546	1,234
Provision for income tax expense	292	413	453	252

Net earnings	$1,210	$1,092	$1,093	$ 982

Earnings per common share:
Basic	$ 0.41	$ 0.36	$ 0.36	$ 0.33
Diluted	$ 0.40	$ 0.36	$ 0.36	$ 0.33

	QUARTER ENDED 2001
	(unaudited)
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in thousands, except per share data)
Interest income	$7,230	$7,522	$7,493	$7,616
Interest expense	3,566	4,024	4,273	4,500

Net interest income	3,664	3,498	3,220	3,116
Provision for loan losses	704	341	185	155

Net interest income after provision for loan losses	2,960	3,157	3,035	2,961
Noninterest income	2,604	1,247	1,092	1,258
Noninterest expense	3,701	3,346	3,207	3,265

Earnings before taxes	1,863	1,058	920	954
Provision for income tax expense	853	239	197	216

Net earnings	$1,010	$ 819	$ 723	$ 738

Earnings per common share:
Basic	$ 0.34	$ 0.27	$ 0.24	$ 0.24
Diluted	$ 0.34	$ 0.27	$ 0.24	$ 0.24

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders (the "2003 Proxy Statement”), which will be filed within 120 days after December 31, 2002, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

        The information under the caption “Executive Compensation and Other Matters” in the 2003 Proxy Statement, which will be filed within 120 days after December 31, 2002, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2003 Proxy Statement, which will be filed within 120 days after December 31, 2002, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

        The information under the caption “Interests of Management and Others in Certain Transactions” in the 2003 Proxy Statement, which will be filed within 120 days after December 31, 2002, is incorporated herein by reference in response to this item.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report on Form 10-K, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

        There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s chief executive officer and chief financial officer, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Consolidated Financial Statements and Schedules

        Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Financial Statements:

Independent Auditor’s Reports

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Financial Statement Schedules

        All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

        Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of April 23, 1999 between First American Financial Corporation and Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81881)).

2.2	First Amendment to the Agreement and Plan of Reorganization between First American Financial Corporation and Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81881)).

2.3	Second Amendment to the Agreement and Plan of Reorganization between First American Financial Corporation and Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81881).

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-48959) (the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

4.1	Amended and Restated Declaration of Trust – Guaranty (TX) Trust I – Dated as of March 23, 2000 (incorporated herein by reference to Exhibit 10 to the Company’s quarterly report Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000).

4.2**	Junior Subordinated Indenture between Guaranty Bancshares, Inc. and The Bank of New York, as trustee, dated as of October 30, 2002.

10.1+	Guaranty Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

10.2	Amended and Restated Guaranty Bancshares, Inc. Employee Stock Ownership Plan with 401(k) Provisions dated December 18, 2001 (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for year ended December 31, 2001).

21*	Subsidiaries of Guaranty Bancshares, Inc.

23*	Consent of McGladrey & Pullen, LLP

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

** This exhibit is not filed herewith because it meets the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K and the Company hereby agrees to furnish a copy thereof to the Commission upon request.

+ Management contract or compensatory plan or arrangement

Reports on Form 8-K No reports on Form 8-K were filed during the fourth quarter 2002. - 46 -

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Guaranty Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mount Pleasant and the State of Texas on March 12, 2003.

GUARANTY BANCSHARES, INC. By: /s/ ARTHUR B. SCHARLACH, JR. ——————————————— Arthur B. Scharlach, Jr. President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report or amendment thereto has been signed by the following persons in the indicated capacities on March 12, 2003.

Signature	Positions

/s/ BILL G. JONES ——————————————— Bill G. Jones	Chairman of the Board

/s/ ARTHUR B. SCHARLACH, JR. ——————————————— Arthur B. Scharlach, Jr.	President and Chief Executive Officer and Director

/s/ CLIFTON A. PAYNE ——————————————— Clifton A. Payne	Senior Vice President, Secretary & Chief Financial Officer and Director (principal financial officer and principal accounting officer)

/s/ TYSON T. ABSTON ——————————————— Tyson T. Abston	Senior Vice President and Director

/s/ JOHN A. CONROY ——————————————— John A. Conroy	Director

/s/ JONICE CRANE ——————————————— Jonice Crane	Director

/s/ C. A. HINTON, SR. ——————————————— C. A. Hinton, Sr.	Director

/s/ WELDON MILLER ——————————————— Weldon Miller	Director

/s/ BILL PRIEFERT ——————————————— Bill Priefert	Director

/s/ GENE WATSON ——————————————— Gene Watson	Director

/s/ D. R. ZACHRY, JR. ——————————————— D. R. Zachry, Jr.	Director

Certifications

I, Arthur B. Scharlach, Jr. certify that:

I have reviewed this annual report on Form 10-K of Guaranty Bancshares, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 12, 2003	By: /s/ Arthur B. Scharlach, Jr. ————————————————— Name: Arthur B. Scharlach, Jr. Title: President and Chief Executive Officer

I, Clifton A. Payne certify that:

I have reviewed this annual report on Form 10-K of Guaranty Bancshares, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 12, 2003	By: /s/ Clifton A. Payne ————————————————— Name: Clifton A. Payne Title: Senior Vice President, and Chief Financial Officer

(This page intentionally left blank)

GUARANTY BANCSHARES, INC.

Consolidated Financial Statements December 31, 2002

Table of Contents

F-1

Independent Auditor’s Report

The Board of Directors and Stockholders
Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for the year ended December 31, 2000 were audited by Fisk & Robinson, P .C. whose partners and employees merged with McG1adrey & Pullen, LLP on October 1, 2001 and whose report dated February 9, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Bancshares, Inc. as of December 31, 2002 and 2001, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed its method of accounting for stock-based compensation in connection with the adoption of a new accounting standard.

/s/ MCGLADREY & PULLEN, LLP

Dallas, Texas
January 10, 2003

The report that appears below is a copy of the report issued by Fisk & Robinson, P.C., the previous independent auditor of Guaranty Bancshares, Inc. That firm has discontinued performing auditing and accounting services.

Independent Auditor’s Report

The Board of Directors and Stockholders
Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of Guaranty Bancshares, Inc. (the Company) as of December 31, 2000 and the related consolidated statement of earnings, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 1999 and 1998 consolidated financial statements of Guaranty Bancshares, Inc. were audited by other auditors whose report dated January 26, 2000, expressed an unqualified opinion on those statements.

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

/s/ FISK & ROBINSON, P .C.

Dallas, Texas
February 9, 2001

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001 (Dollars in thousands, except par value)

	2002	2001
Assets
Cash and due from banks	$ 18,244	$ 15,410
Federal funds sold	1,530	4,395
Securities available-for-sale	106,992	81,715
Loans held for sale	5,727	1,634
Loans, net of allowance for loan losses of $3,692 and $3,346	356,196	326,275
Premises and equipment, net	13,565	13,616
Other real estate	1,111	562
Accrued interest receivable	3,002	3,167
Goodwill	2,338	2,338
Other assets	9,263	11,397

	$ 517,968	$ 460,509

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$ 68,514	$ 63,726
Interest-bearing	356,436	319,553

Total deposits	424,950	383,279
Federal Home Loan Bank advances	42,763	33,092
Long-term debt	10,000	7,000
Accrued interest and other liabilities	5,611	5,311

Total liabilities	483,324	428,682
Shareholders’ equity:
Preferred stock, $5.00 par value, 15,000,000 shares authorized,
no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized,
3,252,016 and 3,250,016 shares issued	3,252	3,250
Additional paid-in capital	12,725	12,659
Retained earnings	21,149	17,723
Treasury stock, 320,088 and 245,588 shares at cost	(3,820)	(2,653)
Accumulated other comprehensive income	1,338	848

Total shareholders’ equity	34,644	31,827

	$ 517,968	$ 460,509

See accompanying notes to consolidated financial statements. F-4

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF EARNINGS Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands, except per share amounts)

	2002	2001	2000
Interest income
Loans, including fees	$24,119	$24,591	$ 23,218
Securities
Taxable	4,470	4,280	5,218
Nontaxable	159	413	371
Federal funds sold and interest-bearing deposits	207	577	210

Total interest income	28,955	29,861	29,017
Interest expense
Deposits	9,837	14,836	15,330
FHLB advances and federal funds purchased	1,639	755	812
Long-term debt	796	772	600

Total interest expense	12,272	16,363	16,742

Net interest income	16,683	13,498	12,275
Provision for loan losses	1,260	1,385	595

Net interest income after provision for loan losses	15,423	12,113	11,680
Noninterest income
Service charges	2,957	2,678	2,396
Net realized gain (loss) on securities transactions	380	416	(34)
Other operating income	1,719	3,107	1,361

Total noninterest income	5,056	6,201	3,723
Noninterest expense
Employee compensation and benefits	8,711	7,592	6,791
Occupancy expenses	1,992	1,901	1,758
Other operating expenses	3,989	4,026	3,591

Total noninterest expense	14,692	13,519	12,140

Earnings before provision for income taxes	5,787	4,795	3,263
Provision for income taxes
Current	1,065	1,191	423
Deferred	345	314	332

Total provision for income taxes	1,410	1,505	755

Net Earnings	$ 4,377	$ 3,290	$ 2,508

Basic earnings per common share	$ 1.46	$ 1.09	$ 0.80

Diluted earnings per common share	$ 1.45	$ 1.09	$ 0.80

See accompanying notes to consolidated financial statements. F-5

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY Years Ended December 31, 2002, 2001, and 2000 (Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2000	$—	3,250	$12,659	$13,535	$(774)	$(174)	$28,496
Comprehensive Income:
Net earnings	—	—	—	2,508	—	—	2,508
Change in net unrealized gain (loss) on
securities available for sale, net of
reclassification and tax effects	—	—	—	—	1,236	—	1,236

Total comprehensive income	—	—	—	—	—	—	3,744
Purchase of treasury stock	—	—	—	—	—	(2,046)	(2,046)
Dividends:
Common - $0.25 per share	—	—	—	(769)	—	—	(769)

Balance at December 31, 2000	—	3,250	12,659	15,274	462	(2,220)	29,425
Comprehensive Income:
Net earnings	—	—	—	3,290	—	—	3,290
Change in net unrealized gain (loss) on
securities available for sale, net of
reclassification and tax effects	—	—	—	—	386	—	386

Total comprehensive income	—	—	—	—	—	—	3,676
Purchase of treasury stock	—	—	—	—	—	(433)	(433)
Dividends:
Common - $0.28 per share	—	—	—	(841)	—	—	(841)

Balance at December 31, 2001	—	3,250	12,659	17,723	848	(2,653)	31,827
Comprehensive Income:
Net earnings	—	—	—	4,377	—	—	4,377
Change in net unrealized gain (loss) on
securities available for sale, net of
reclassification and tax effects	—	—	—	—	490	—	490

Total comprehensive income	—	—	—	—	—	—	4,867
Stock-based compensation expense	—	—	49	—	—	—	49
Exercise of stock options	—	2	17	—	—	—	19
Purchase of treasury stock	—	—	—	—	—	(1,167)	(1,167)
Dividends:
Common - $0.32 per share	—	—	—	(951)	—	—	(951)

Balance at December 31, 2002	$—	$3,252	$12,725	$21,149	$1,338	$(3,820)	$34,644

See accompanying notes to consolidated financial statements. F-6

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)

	2002	2001	2000
Cash flows from operating activities
Net earnings	$4,377	$3,290	$2,508
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	1,129	1,134	854
Net securities amortization (accretion)	809	(67)	(42)
Net realized (gain) loss on securities transactions	(380)	(416)	34
Gain on loans held for sale	(272)	(98)	—
Provision for loan losses	1,260	1,385	595
Net increase in loans held for sale	(3,821)	(1,364)	(172)
Write-down of other real estate and repossessed assets	37	—	—
Net loss (gain) on sale of premises, equipment and other real estate	64	(212)	(59)
Loss on impairment of investment in Aircraft Finance Trust	—	1,500	—
Net change in accrued interest receivable and other assets	2,100	(2,480)	(3,768)
Net change in accrued interest and other liabilities	47	1,174	695
Stock-based compensation expense	49	—	—

Net cash provided by operating activities	5,399	3,846	645
Cash flows from investing activities
Securities available for sale:
Purchases	(95,863)	(49,321)	(16,416)
Proceeds from sales and principal repayments	70,962	50,294	16,491
Purchases of premises and equipment	(940)	(1,183)	(2,745)
Proceeds from sale of premises, equipment and other real estate	3,338	1,541	152
Net increase in loans	(35,170)	(45,008)	(32,729)
Net change in federal funds sold	2,865	600	(3,855)

Net cash used in investing activities	(54,808)	(43,077)	(39,102)
Cash flows from financing activities
Net change in deposits	41,671	25,014	29,628
Proceeds from FHLB advances	20,000	30,000	2,000
Repayment of FHLB advances	(10,329)	(9,311)	(296)
Proceeds from long-term debt	3,000	—	7,000
Purchase of treasury stock	(1,167)	(433)	(2,046)
Exercise of stock options	19	—	—
Cash dividends paid	(951)	(841)	(769)

Net cash provided by financing activities	52,243	44,429	35,517

Net change in cash and cash equivalents	2,834	5,198	(2,940)
Cash and cash equivalents at beginning of year	15,410	10,212	13,152

Cash and cash equivalents at end of year	$18,244	$15,410	$10,212

See accompanying notes to consolidated financial statements. F-7

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. The policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Principles of Consolidation

        The consolidated financial statements include the accounts of Guaranty Bancshares, Inc and its wholly-owned subsidiaries Guaranty (TX) Capital Trust I, Guaranty (TX) Capital Trust II, and Guaranty Financial Corp., Inc. which wholly owns Guaranty Bond Bank, formally Guaranty Bank (Bank) and one non-bank subsidiary, Guaranty Company. Guaranty Bond Bank has two wholly-owned non-bank subsidiaries, Guaranty Leasing Company, and GB Com, Inc. All entities combined are collectively referred to as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

        To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual future results could differ. The allowance for loan losses, fair values of financial instruments, the status of contingencies, and the value of the Company’s recorded investment in the Aircraft Finance Trust (“AFT”) are particularly subject to change.

Cash Equivalents and Supplemental Cash Flow Information

        Cash and cash equivalents include cash, due from banks and interest-bearing deposits with other banks, which have initial maturities under 90 days. Net cash flows are reported for loan and deposit transactions, and short-term borrowings with initial maturities under 90 days.

        In 2002, 2001 and 2000, cash paid for interest totaled $12,505, $15,974, and $15,929 and cash paid for income taxes totaled $1,320, $104, and $250. Significant noncash transactions included transfers from loans to other real estate and repossessed assets of $3,988, $2,157, and $903 in 2002, 2001 and 2000.

Securities

        Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase. Restricted securities such as stock in the Independent Bankers Financial Corporation, the Federal Reserve Bank, the Federal Home Loan Bank and Independent Bankers Capital Fund, L.P. are carried at cost.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans Held For Sale

        Certain residential mortgage loans are originated for sale in the secondary mortgage-loan market. These loans are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. To mitigate the interest rate risk, fixed commitments may be obtained at the time loans are originated or identified for sale.

Loans

        Loans are reported at the principal amount outstanding, net of charge-offs, unearned discounts, purchase discounts and an allowance for loan losses. Unearned discounts on installment loans are recognized using a method that approximates a level yield over the term of the loans. Interest on other loans is reported on the level yield interest method and includes amortization of net deferred loan fees and costs over the loan term.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill

        On January 1, 2002, the Company stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No impairment of goodwill was recognized in connection with the adoption of this new policy. Under the new policy, goodwill is assigned to reporting units. The Company currently operates as a single reporting unit and all of the reported goodwill is associated with the entire Company. Goodwill is then tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Prior to January 1, 2002, goodwill had been amortized over a 20 year period. The following table presents reported net income and earnings per common share for the years ended December 31, 2001 and 2000 adjusted to exclude goodwill amortization expense.

	2001	2000
Reported net income	$3,290	$2,508
Add back amortization of goodwill	150	175

Adjusted net income	$3,440	$2,683

Reported earnings per share - basic and diluted	$1.09	$0.80
Add back goodwill amortization	0.05	0.06

Adjusted earnings per share - basic and diluted	$1.14	$0.86

Intangible Assets and Other Long-Lived Assets

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

Stock Compensation

        In accordance with a new accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard. Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $49 in 2002. Under the modified prospective method, no stock-based employee compensation expense is recognized for prior periods.

        Prior to 2002, stock-based compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments

        Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on and off balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

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

Restrictions on Cash

        The Company was required to have $1,907 and $705 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2002 and 2001, respectively. Deposits with the Federal Reserve Bank do not earn interest.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands, except share amounts)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2002	2001	2000
Weighted-average shares outstanding – Basic	2,991,453	3,016,406	3,125,656
Effect of stock options	21,253	10,915	6,864

Weighted-average shares outstanding – Diluted	3,012,706	3,027,321	3,132,520

Comprehensive Income

        Comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income components and related taxes were as follows.

	2002	2001	2000
Unrealized gain on available-for-sale securities
arising during the period	$ 1,122	$ 1,001	$ 1,839
Reclassification adjustment for amounts realized on
securities sales included in net earnings	(380)	(416)	34

Net unrealized gain	742	585	1,873
Tax effect	(252)	(199)	(637)

Total other comprehensive income	$ 490	$ 386	$ 1,236

Recent Accounting Pronouncements

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

        SFAS No. 147, “Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation (FIN) No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires such transactions be accounted for in accordance with SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” In addition, SFAS 147 amends SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS 147 became effective on October 1, 2002. Adoption of this statement did not have a significant impact on financial statements.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” Effective for financial statements issued for fiscal years ending after December 15, 2002, SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As discussed above, the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by this standard.

        Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of FIN 45 is not expected to have a material impact on the Company’s financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the Company’s financial statements for December 31, 2002.

Reclassifications

        Some items in prior financial statements have been reclassified to conform with the current presentation.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 2 — SECURITIES AVAILABLE-FOR-SALE

         Year-end securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002:
U. S. government agency securities	$ 13,728	$ 399	$ —	$ 14,127
Mortgage-backed securities	61,808	1,341	1	63,148
Collateralized mortgage obligations	25,039	281	40	25,280
Equity securities	3,165	—	—	3,165
Obligations of state and political subdivisions	1,225	47	—	1,272

	$104,965	$2,068	$ 41	$106,992

December 31, 2001:
U. S. government agency securities	$ 4,208	$ 286	$ —	$ 4,494
Mortgage-backed securities	33,600	374	22	33,952
Collateralized mortgage obligations	33,920	494	24	34,390
Equity securities	2,112	—	—	2,112
Obligations of state and political subdivisions	6,590	177	—	6,767

	$ 80,430	$1,331	$ 46	$ 81,715

        Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Corporation (GNMA). Equity securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank, the Federal Home Loan Bank, and Independent Bankers Capital Fund, L.P.

        At year-end 2002, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

        Securities with a fair value of approximately $57,682 and $50,141 at December 31, 2002, and 2001, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 2 — SECURITIES AVAILABLE-FOR-SALE (Continued)

        The amortized cost and estimated fair value of securities at year-end 2002, by contractual maturity, are shown below. Equity securities are shown separately since they do not have a maturity date. Expected maturities may differ from contractual maturities because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$245	$246
Due after one year through five years	19,785	20,309
Due after five years through ten years	28,513	29,098
Due after ten years	53,257	54,174
Equity securities	3,165	3,165

	$104,965	$106,992

Sales of securities available for sale were as follows:

	2002	2001	2000
Proceeds from the sale of securities	$31,973	$50,294	$5,314
Gross realized gains	427	441	1
Gross realized losses	47	25	35

F-16

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000 (Dollars in thousands)

NOTE 3 — LOANS AND ALLOWANCE FOR LOAN LOSSES

	2002	2001
Commercial	$58,661	$66,642
Agriculture	9,989	8,589
Real estate
Construction	14,017	9,492
1-4 family residential	139,156	124,480
Farmland	14,765	9,794
Commercial	81,649	68,165
Multi-family residential	9,289	9,333
Consumer	32,429	33,204

Total gross loans	359,955	329,699
Less:
Unearned discounts	67	78
Allowance for loan losses	3,692	3,346

Total net loans	$356,196	$326,275

Loans to executive officers, directors, principal shareholders and their affiliates were as follows:

Beginning balance	$14,674	$12,499
New loans	5,881	14,806
Repayments	(7,114)	(12,631)

Ending balance	$13,441	$14,674

Changes in the allowance for loan losses were as follows:

	2002	2001	2000
Beginning balance	$3,346	$2,578	$2,491
Provision	1,260	1,385	595
Charge-offs	(1,072)	(835)	(678)
Recoveries	158	218	170

Ending balance	$3,692	$3,346	$2,578

Impaired loans were as follows:

	2002	2001
Year-end loans with allowance allocated	$2,810	$3,737
Year-end loans with no allowance allocated	—	—

Impaired loans	2,810	3,737

Amount of the allowance allocated	$913	$508

F-17

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 3 — LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The average balance of impaired loans was $3,265 in 2002, $2,973 in 2001 and $1,121 in 2000. No interest income was recognized on these impaired loans during 2002, 2001 or 2000. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

        The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2002	2001
Nonaccrual loans	$2,810	$3,737
Accruing loans past due 90 days or more	404	1,912
Other real estate	1,111	562

Total nonperforming assets	$4,325	$6,211

Nonperforming assets to total loans and other real estate	1.18%	1.87%

If interest on nonaccrual loans had been accrued, such income would have been approximately $106 in 2002, $251 in 2001 and $113 in 2000. F-18

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 4 — PREMISES AND EQUIPMENT

        Year-end premises and equipment were as follows:

	2002	2001
Land	$2,604	$2,369
Building and improvements	12,736	12,482
Furniture, fixtures and equipment	4,687	4,255
Automobiles	110	175

	20,137	19,281
Less accumulated depreciation	6,572	5,665

	$13,565	$13,616

Depreciation expense totaled $992 in 2002, $984 in 2001 and $846 in 2000. NOTE 5 — INTEREST-BEARING DEPOSITS Year-end interest-bearing deposits were as follows:

	2002	2001
NOW accounts	$39,368	$33,816
Savings and money market accounts	75,745	72,217
Certificates of deposit less than $100,000	136,483	124,931
Certificates of deposit of $100,000 or more	104,840	88,589

	$356,436	$319,553

        Year-end scheduled maturities of certificates of deposit were as follows:

2002
2003	$191,478
2004	32,391
2005	5,858
2006	2,927
2007	8,669
Thereafter	—

$241,323

Deposits of executive officers, directors and significant shareholders totaled $10,954 and $11,034 at December 31, 2002 and 2001, respectively. F-19

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 6 — FEDERAL HOME LOAN BANK ADVANCES

        Federal Home Loan Bank (FHLB) advances were as follows:

	Current Weighted Average Rate	2002	2001

Fixed-rate advances, with monthly interest payments, principal due in:
2002	3.95%	$—	$10,000
2003	2.92%	5,000	—
2004	3.82%	5,000	—
2005	3.09%	6,000	—
2006	4.64%	20,000	20,000
2007	3.97%	4,000	—
Thereafter	—	—	—

		$40,000	$30,000

Fixed-rate advances, with monthly principal and interest payments, principal due in:
2002	5.23%	$—	$329
2003	5.23%	346	346
2004	5.23%	364	364
2005	5.23%	742	742
2006	5.19%	292	292
2007	5.19%	307	307
Thereafter	5.19%	712	712

		2,763	3,092

		$42,763	$33,092

        The maximum month-end balance of FHLB advances outstanding was $52,875 and $33,145 in 2002 and 2001. Average balances of borrowings outstanding during 2002 and 2001 were $40,892 and $12,392. As a member of the FHLB system, the Bank has the ability to obtain borrowings up to a maximum total of $169,920 subject to the level of qualified, pledgable first lien mortgage loans and FHLB stock owned. The advances are collateralized by a blanket pledge of the Bank’s first lien mortgage loan portfolio and FHLB stock. The weighted-average interest rates on these borrowings were 4.02% and 4.88% at December 31, 2002 and December 31, 2001.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 7 — LONG TERM DEBT

        In March 2000, the Company, in a private placement, issued $7,000 (seven thousand shares with a liquidation amount of one thousand dollars per security) of 10.875% fixed rate trust preferred securities through a newly formed, wholly-owned subsidiary, Guaranty (TX) Capital Trust I (the “Trust”). The Trust invested the total proceeds from the sale of the TruPS in 10.875% fixed rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company. The net proceeds from the sale of the Debentures were used to buy back shares of the Company’s stock, provide a $1,502 additional capital contribution to Guaranty Bond Bank and provide for additional working capital to support growth.

        With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. The terms of the Debentures are such that they qualify as Tier I capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies, subject to limitations. Interest on the Debentures is payable semi-annually on March 8 and September 8 of each year, commencing September 8, 2000. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity on March 8, 2030.

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

        In October 2002, the Company, in a private placement, issued $3,000 (three thousand shares with a liquidation amount of one thousand dollars per security) of trust preferred securities through a newly formed, wholly-owned subsidiary, Guaranty (TX) Capital Trust II (“Trust II”). The trust preferred securities will pay quarterly distributions on January 30, April 30, July 30 and October 30 of each year at a fixed rate per annum equal to 7.94% until October 2012 and a variable rate per annum, reset quarterly, equal to LIBOR plus 3.35%, thereafter. Trust II invested the proceeds from the sale of the trust preferred securities in Junior Subordinated Deferrable Interest Debentures II (the “Debentures II”) issued by the Company. The net proceeds from the sale of the Debentures II are being used to buy back shares of the Company’s stock and provide for additional working capital to support growth.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 7 — LONG TERM DEBT (Continued)

        With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures II are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. The terms of the Debentures II are such that they qualify as Tier I capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies. Interest on the Debentures II is payable quarterly at the same rate as dividends are paid on the trust preferred securities. The interest is deferrable at a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity on October 30, 2032.

        On any interest payment date on or after October 30, 2012 and prior to maturity date, the Debentures II are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

        Upon the occurrence of certain special events, the Company will have the right to call the securities at a redemption price equal to 100% of the principal amount to be redeemed plus accrued interest to the date of redemption.

        Any redemption is subject to the Company obtaining the prior approval of the Federal Reserve.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands, except per share amounts)

NOTE 8 — PREFERRED AND COMMON STOCK

        A summary of issued and outstanding shares of stock is as follows:

	Issued and Outstanding Preferred Stock	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Balance at January 1, 2000	—	3,250,016	(17,600)	3,232,416
Purchase of treasury stock	—	—	(188,383)	(188,383)

Balance at December 31, 2000	—	3,250,016	(205,983)	3,044,033
Purchase of treasury stock	—	—	(39,605)	(39,605)

Balance at December 31, 2001	—	3,250,016	(245,588)	3,004,428
Purchase of treasury stock	—	—	(74,500)	(74,500)
Exercise of stock options	—	2,000	—	2,000

Balance at December 31, 2002	—	3,252,016	(320,088)	2,931,928

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

NOTE 9 — STOCK OPTIONS

        In 1998, the Company’s Board of Directors, with the approval of shareholders, adopted the 1998 Stock Incentive Plan. Under the provisions of this plan, 1,000,000 shares have been reserved for issuance. The plan provides for the grant of nonqualified stock options to certain officers of the Company at exercise prices equal to the fair market value per share of the Company’s common stock on the date of the grant. Options granted under the plan generally expire after eight years and generally vest and become exercisable in five equal annual installments commencing on the first anniversary of the date of grant and annually thereafter.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands, except per share amounts)

NOTE 9 — STOCK OPTIONS (Continued)

        A summary of activity in the 1998 Stock Incentive Plan follows:

		Options Outstanding
	Shares Available for Future Grants	Number of Shares	Weighted-Average Exercise Price
Balance, January 1, 2000	—	—	$—
Shares reserved for future grants	1,000,000	—	—
Granted	(89,500)	89,500	9.30
Exercised	—	—	—
Canceled	—	—	—

Balance, December 31, 2000	910,500	89,500	—
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—

Balance, December 31, 2001	910,500	89,500	9.30
Granted	(20,000)	20,000	12.50
Exercised	—	(2,000)	9.30
Canceled	3,000	(3,000)	9.30

Balance, December 31, 2002	893,500	104,500	$9.91

Other information regarding options outstanding and options exercisable as of December 31, 2002 is as follows:

Exercise Price	Shares of Options Outstanding	Shares of Option Exercisable	Weighted- Average Remaining Contractual Life in Years
$9.30	84,500	33,800	5.3
12.50	20,000	—	7.2

Total	104,500	33,800	5.6

F-24

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands, except per share amounts)

NOTE 9 — STOCK OPTIONS (Continued)

        In accordance with a new accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard. Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $49 in 2002. Under the modified prospective method, no stock-based employee compensation expense is recognized for prior periods.

        The weighted-average fair value of options granted in 2002 and 2000 was $4.09 and $2.03 per option. Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2000: risk-free interest rates of 5.00% and 6.42%; market price volatility factors of 0.29% and 0.08%; a weighted-average expected life of the options of 8 years; and dividend yields of 2.24% and 2.59%.

        Prior to 2002, stock-based compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25.

        The following pro forma information presents net earnings and earnings per common share for 2001 and 2000 had the fair value method been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting periods.

	2001	2000
Net earnings, as reported	$3,290	$2,508
Stock-based employee compensation expense, net of tax	(23)	(17)

Pro forma net earnings	$3,267	$2,491

Earnings per share - basic and diluted:
As reported	$1.09	$0.80
Pro forma	1.08	0.80

F-25

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands, except per share amounts)

NOTE 10 — EMPLOYEE BENEFITS

        The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees. The plan provides for a matching contribution of up to 4% of qualified compensation. Total contributions accrued or paid for 2002, 2001 and 2000 totaled $462, $390 and $280.

        The Company maintains a non-qualified, non-contributory “Supplemental Retirement Plan.” The plan covers an executive officer to provide benefits equal to amounts payable under the Company’s retirement plan and certain social security benefits to aggregate a predetermined percentage of the final five-year average salary. The plan is non-funded. Amounts accrued or paid for 2002, 2001 and 2000 totaled $11, $13 and $15.

        The Company established a non-qualified, non-contributory, “Salary Continuation Plan” in 1998. The plan covers an executive officer to provide benefits equal to an amount which represents 75% of projected compensation at retirement as adjusted for amounts payable under the Company’s retirement plan and certain social security benefits. This plan is non-funded. Amounts accrued for 2002, 2001 and 2000 totaled $116, $111 and $100.

        During 1998 the Company established a non-qualified, non-contributory, “Executive Incentive Retirement Plan.” The plan covers a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. Amounts accrued for 2002, 2001 and 2000 totaled $50, $35 and $29.

        The Company has a bonus plan that provides guidelines whereby key employees can earn bonus compensation based on the profitability of the Company. The bonus amounts are determined based on the Company’s achievement of certain percentages of return on equity targets. This plan is approved and adopted annually by the Board of Directors of the Company at the first board meeting of the year. The bonus pool under this plan for 2002, 2001 and 2000 totaled $874, $679 and $444.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 11 — INCOME TAXES

The sources of year-end gross deferred income tax assets and liabilities were as follows:

	2002	2001
Deferred tax assets:
Allowance for loan losses	$995	$878
Deferred Compensation	240	197
Other	15	56

Total deferred tax asset	$1,250	$1,131

Deferred tax liabilities:
Security basis	$(90)	$(69)
Unrealized gain on available-for-sale securities	(689)	(437)
Depreciation	(1,160)	(1,039)
Leasing transactions	(902)	(576)
Deferred loan costs, net	(399)	(403)
Other	(47)	(47)

Total deferred tax liability	$(3,287)	$(2,571)

Net deferred tax liability	$2,037	$1,440

A reconciliation of the Company’s effective income tax rate and the statutory federal income tax rate for each reported period is as follows:

	2002	2001	2000
Statutory federal income tax rate	34.00%	34.00%	34.00%
Tax exempt income	(2.76)	(3.68)	(4.58)
Recognition of benefit on lease and AFT transactions	(7.40)	(1.18)	(13.82)
Other, net	0.53	2.25	7.54

Effective income tax rate	24.37%	31.39%	23.14%

        Guaranty Leasing Company is a substantial partner in various complex equipment leasing transactions primarily originated in 1992, 1994 and 1995 involving leveraged leases. In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by one of the three Partnerships during 1994, 1995 and 1996 of $302, $410, and $447, respectively, would be disallowed. In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by that Partnership during 1997 of $487, would also be disallowed. In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment (“FPAA”) disallowing these deductions. Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. However as of December 31, 2002, the Company has recorded and expensed the tax affect of the disallowed deductions. On February 3, 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas. Any final determination with respect to the Partnership will be binding on the Company. Should the Service pursue an investigation of and ultimately disallow the related tax deductions taken during the remaining years of the above partnership as well as the other two partnerships, the Company will be required to recognize an additional maximum tax liability of approximately $3,900 plus possible penalty and interest. The Company is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 12 — NONINTEREST INCOME AND NONINTEREST EXPENSE

        Other noninterest income consisted of the following:

	Years Ended December 31,
	2002	2001	2000
Fee income	$863	$668	$663
Fiduciary income	163	136	109
Earnings from key-man life insurance	236	204	234
Gain on sale of loans	272	98	—
Gain on sale of assets	97	36	38
Gain on sale of other real estate	12	176	21
Income from lease transactions	—	—	19
Income from investment in AFT	—	140	145
Impairment of investment in AFT	—	(1,500)	—
Gain on settlement of litigation	—	3,000	—
Other noninterest income	76	149	132

	$1,719	$3,107	$1,361

        Disregarding the Company’s one time gain on settlement of litigation of $3,000 and impairment charge from its AFT investment of $1,500 in 2001, the Company’s recurring noninterest income was $1,719, $1,607, and $1,361 in 2002, 2001, and 2000.

        Gain on the settlement of litigation represents the amount received in January 2002 in connection with the November 2001 settlement and concurrent transfer of the Company’s rights to certain intangible assets. Estimated costs related to compliance with the provisions of the settlement agreement have been accrued and recorded in the accompanying financial statements.

        During 2000, Guaranty Leasing, acquired a 2.5% ownership interest in AFT for approximately $2,800. The AFT ownership interest is classified as an Other Asset on the Company’s balance sheet. As of December 31, 2002 and 2001, the book value of the AFT ownership interest was $1,600.

        During the fourth quarter of 2001, on belief that the Company’s investment in AFT was impaired by declines in air travel and reduced demand for commercial aircraft, an impairment charge of $1,500 was recorded and the carrying amount of the investment was reduced to $1,577. During the third quarter of 2001, AFT recorded an impairment charge of $18,158 related to two airplanes. In addition, management received indications the appraised value of AFT’s fleet of airplanes had declined approximately 9% from their value the past year. Based on these factors, the limited marketability of the investment, the uncertainty surrounding the air transport industry and general economic conditions, management believed that the value of its investment in AFT was permanently impaired.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 12 — NONINTEREST INCOME AND NONINTEREST EXPENSE (Continued)

        Other noninterest expense consisted of the following:

	Years Ended December 31,
	2002	2001	2000
Legal and professional fees	$933	$864	$646
Director and committee fees	534	412	389
Advertising	310	278	357
ATM and debit card expense	317	279	230
Office and computer supplies	265	429	357
Postage	187	180	156
Phone expense	194	188	185
Other	1,249	1,396	1,271

	$3,989	$4,026	$3,591

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

        Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2002 and 2001, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

        Commitments and letters of credit outstanding at year-end were as follows:

	Contract or Notional Amount
	2002	2001
Commitments to extend credit	$27,838	$21,394
Letters of credit	1,140	1,042

F-29

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 13 — COMMITMENTS AND CONTINGENCIES (Continued)

        The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

        Guaranty Leasing Company, a non-bank subsidiary of the Bank, was a partner in various equipment leasing transactions involving leveraged leases. The transactions were structured as “wrap leases” under which the partnerships are the lessees with respect to the owners of the equipment and are the sublessors under the sublease with the users. During 2000, the Company sold its remaining interest in the wrap leases.

NOTE 14 — REGULATORY MATTERS

        Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. Failure to meet minimum capital requirements can initiate regulatory action. Management believes, as of December 31, 2002 and 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 14 — REGULATORY MATTERS (Continued)

        The following table sets forth the consolidated and bank only actual capital levels in addition to the requirements under prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2002
Total capital to risk weighted assets:
Consolidated	$45,997	13.12%	$28,041	8.00%		n/a
Bank	43,248	12.21%	28,330	8.00%	$35,412	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	42,305	12.06%	14,021	4.00%		n/a
Bank	39,556	11.17%	14,165	4.00%	21,247	6.00%
Tier 1 capital to average assets:
Consolidated	42,305	8.62%	19,625	4.00%		n/a
Bank	39,556	8.08%	19,583	4.00%	24,479	5.00%
December 31, 2001
Total capital to risk weighted assets:
Consolidated	$39,836	12.58%	$25,341	8.00%		n/a
Bank	38,970	11.85%	26,309	8.00%	$32,887	10.00%
Tier 1 capital to risk weighted assets
Consolidated	36,490	11.52%	12,671	4.00%		n/a
Bank	35,624	10.83%	13,155	4.00%	19,732	6.00%
Tier 1 capital to average assets:
Consolidated	36,490	8.44%	17,288	4.00%		n/a
Bank	35,624	8.25%	17,269	4.00%	21,587	5.00%

        As of December 31, 2002 and 2001, the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to December 31, 2002 that would change the Bank’s capital category.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 15 — FAIR VALUES OF FINANCIAL INSTRUMENTS

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

FHLB Advances and Long-Term Debt: The fair value of borrowings is estimated by discounting future cash flows using currently available rates for similar financing.

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

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$18,244	$18,244	$15,410	$15,410
Federal funds sold	1,530	1,530	4,395	4,395
Securities available for sale	106,992	106,992	81,715	81,715
Loans held for sale	5,727	5,727	1,634	1,634
Loans, net	356,196	356,968	326,275	329,439
Accrued interest receivable	3,002	3,002	3,167	3,167
Cash surrender value of life insurance	5,860	5,860	5,178	5,178
Financial liabilities:
Deposits	$424,950	$426,481	$383,279	$378,641
FHLB advances	42,763	44,287	33,092	32,692
Long-term debt	10,000	12,505	7,000	7,663
Accrued interest payable	1,150	1,150	1,383	1,383

        While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2002 and 2001, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2002 and 2001, should not necessarily be considered to apply at subsequent dates.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 15 — FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 16 — PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

        Condensed financial information of the Company is as follows:

Condensed Balance Sheets
December 31, 2002 and 2001

	2002	2001
Assets
Cash and cash equivalents	$2,244	$370
Investment in subsidiaries	41,898	37,966
Cash surrender value of life insurance	896	838
Premises and equipment, net	23	3
Other assets	203	132

	$45,264	$39,309

Liabilities and Shareholders’ Equity
Other liabilities	620	482
Long-term debt	10,000	7,000
Shareholders’ equity	34,644	31,827

	$45,264	$39,309

Condensed Statements of Earnings Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Operating income
Dividends from subsidiaries	$2,100	$250	$—
Interest on interest-bearing deposits	—	—	4

Total operating income	2,100	250	4
Costs and expenses
Interest expense	796	772	600
General and administrative	369	279	394

Total costs and expenses	1,165	1,051	994

Earnings before income tax	935	(801)	(990)
Provision for income taxes	—	—	—

Earnings before equity in undistributed earnings of subsidiaries	935	(801)	(990)
Equity in undistributed earnings of subsidiaries	3,442	4,091	3,498

Net earnings	$4,377	$3,290	$2,508

F-33

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands)

NOTE 16 — PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities
Net earnings	$4,377	$3,290	$2,508
Adjustments to reconcile net earnings to net cash used in
operating activities:
Equity in undistributed earnings of subsidiaries	(3,442)	(4,091)	(3,498)
Depreciation and amortization	9	8	9
Net change in other assets	(129)	294	(387)
Net change in other liabilities	138	(14)	446
Stock-based compensation expense	49	—	—

Net cash provided by (used in) operating activities	1,002	(513)	(922)
Cash flows from investing activities
Purchase of subsidiary stock	—	—	(1,502)
Purchases of premises and equipment	(29)	—	—

Net cash (used in) investing activities	(29)	—	(1,502)
Cash flows from financing activities
Purchase of treasury stock	(1,167)	(433)	(2,046)
Proceeds from issuance of trust preferred securities	3,000	—	7,000
Exercise of stock options	19	—	—
Cash dividends paid	(951)	(841)	(769)

Net cash provided by (used in) financing activities	901	(1,274)	4,185

Net change in cash and cash equivalents	1,874	(1,787)	1,761
Cash and cash equivalents at beginning of year	370	2,157	396

Cash and cash equivalents at end of year	$2,244	$370	$2,157

F-34

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollars in thousands, except per share amounts)

NOTE 17 — QUARTERLY FINANCIAL DATA — UNAUDITED

        Condensed quarterly results of operations for the years ended December 31, 2002 and 2001 were as follows:

Year ended December 31, 2002

	Dec. 31	Sept. 30	June 30	March 31
Interest income	$7,324	$7,357	$7,194	$7,080
Interest expense	2,972	3,061	3,099	3,140

Net interest income	4,352	4,296	4,095	3,940
Provision for loan losses	225	335	450	250

Net interest income after provision for loan losses	4,127	3,961	3,645	3,690
Noninterest income	1,320	1,227	1,475	1,034
Noninterest expense	3,945	3,683	3,574	3,490

Earnings before taxes	1,502	1,505	1,546	1,234
Provision for income tax expense	292	413	453	252

Net earnings	$1,210	$1,092	$1,093	$982

Earnings per common share:
Basic	$0.41	$0.36	$0.36	$0.33
Diluted	$0.40	$0.36	$0.36	$0.33

Year ended December 31, 2001

	Dec. 31	Sept. 30	June 30	March 31
Interest income	$7,230	$7,522	$7,493	$7,616
Interest expense	3,566	4,024	4,273	4,500

Net interest income	3,664	3,498	3,220	3,116
Provision for loan losses	704	341	185	155

Net interest income after provision for loan losses	2,960	3,157	3,035	2,961
Noninterest income	2,604	1,247	1,092	1,258
Noninterest expense	3,701	3,346	3,207	3,265

Earnings before taxes	1,863	1,058	920	954
Provision for income tax expense	853	239	197	216

Net earnings	$1,010	$819	$723	$738

Earnings per common share:
Basic	$0.34	$0.27	$0.24	$0.24
Diluted	$0.34	$0.27	$0.24	$0.24

F-35