Form 10-Q
period 2003-03-31
GUARANTY BANCSHARES INC /TX/
filed 2003-05-15
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     |X| Yes     |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126-2 of the Exchange Act).     |_| Yes     |X| No

As of May 10, 2003, there were 2,921,928 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC. INDEX TO FORM 10-Q

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS) (EXCEPT SHARE AMOUNTS)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$19,172	$18,244
Federal funds sold	125	1,530
Securities available-for-sale	118,043	106,992
Loans held for sale	2,422	5,727
Loans, net of allowance for loan losses of $3,781 and $3,692	358,737	356,196
Premises and equipment, net	13,414	13,565
Other real estate	1,716	1,111
Accrued interest receivable	2,875	3,002
Goodwill	2,338	2,338
Other assets	9,376	9,263

Total assets	$528,218	$517,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$68,765	$68,514
Interest-bearing	357,221	356,436

Total deposits	425,986	424,950
Federal Home Loan Bank advances	52,679	42,763
Long-term debt	10,000	10,000
Accrued interest and other liabilities	4,472	5,611

Total liabilities	493,137	483,324

Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized,
no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized,
3,252,016 issued	3,252	3,252
Additional paid-in capital	12,725	12,725
Retained earnings	22,184	21,149
Treasury stock, 330,088 and 320,088 shares at cost	(3,981)	(3,820)
Accumulated other comprehensive income	901	1,338

Total shareholders’ equity	35,081	34,644

Total liabilities and shareholders’ equity	$528,218	$517,968

See accompanying notes to consolidated financial statements. 3

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF EARNINGS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Interest income
Loans, including fees	$5,955	$5,943
Securities	1,074	1,088
Federal funds sold and other temporary investments	13	49

Total interest income	7,042	7,080
Interest expense
Deposits	2,115	2,620
FHLB advances and federal funds purchased	465	336
Long-term debt	249	184

Total interest expense	2,829	3,140

Net interest income	4,213	3,940
Provision for loan losses	375	250

Net interest income after provision for loan losses	3,838	3,690
Noninterest income
Service charges	683	644
Other operating income	562	353
Realized gain on available-for-sale securities	141	37

Total noninterest income	1,386	1,034
Noninterest expense
Employee compensation and benefits	2,339	2,107
Occupancy expenses	495	474
Other operating expenses	1,118	909

Total noninterest expenses	3,952	3,490

Earnings before income taxes	1,272	1,234
Provision for income taxes	237	252

Net earnings	$1,035	$982

Basic earnings per common share	$0.35	$0.33

Diluted earnings per common share	$0.35	$0.33

See accompanying notes to consolidated financial statements. 4

GUARANTY BANCHSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,

	2003	2002
Balance at beginning of period	$34,644	$31,827
Net income	1,035	982
Purchases of treasury stock	(161)	(130)
Change in unrealized (loss) gain on
securities available for sale, net of tax	(437)	(111)

Balance at end of period	$35,081	$32,568

See accompanying notes to consolidated financial statements. 5

GUARANTY BANCSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Net cash provided by operating activities	$4,323	$4,929

Cash flows from investing activities:
Securities available for sale:
Purchases	(52,359)	(19,155)
Sales	24,542	4,223
Maturities, calls, and principal repayments	15,844	8,086
Net increase in loans	(3,679)	(6,238)
Purchases of premises and equipment	(100)	(93)
Proceeds from sale of premises, equipment and other real estate	161	75
Net change in federal funds sold	1,405	(6,810)

Net cash used by investing activities	(14,186)	(19,912)

Cash flows from financing activities:
Net change in deposits	1,036	11,695
Net change in short-term FHLB advances	10,000	—
Repayment of long-term FHLB advances	(84)	(81)
Purchase of treasury stock	(161)	(130)

Net cash provided from financing activities	10,791	11,484

Net change in cash and cash equivalents	928	(3,500)
Cash and cash equivalents at beginning of period	18,244	15,410

Cash and cash equivalents at end of period	$19,172	$11,910

Supplemental disclosures:
Cash paid for income taxes	$—	$680
Cash paid for interest	2,829	3,140
Significant non-cash transactions:
Transfers from loans to real estate owned	$763	$390
See accompanying notes to consolidated financial statements. 6

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,

	2003	2002
Net earnings	$1,035	$982
Other comprehensive income:
Unrealized loss on available for sale securities
arising during the period	(521)	(132)
Reclassification adjustment for amounts realized on
securities sales included in net earnings	(141)	(37)

Net unrealized loss	(662)	(169)
Tax effect	225	58

Total other comprehensive loss	(437)	(111)

Comprehensive income	$598	$871

See accompanying notes to consolidated financial statements 7

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries Guaranty (TX) Capital Trust I, Guaranty (TX) Capital Trust II, and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bond Bank (the “Bank”). Guaranty Bond Bank has three wholly owned non-bank subsidiaries, Guaranty Leasing Company, Guaranty Company and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 14, 2003. The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        In preparation of the accompanying unaudited consolidated financial statements, management is required to make estimates and assumptions, which are based on information available at the time such estimates and assumptions are made. These estimates and assumptions affect the amounts reported in the accompanying unaudited consolidated financial statements. Accordingly, future results may differ if the actual amounts and events are not the same as the estimates and assumptions of management. The collectability of loans, fair value of financial instruments, other real estate values and status of contingencies are particularly subject to change.

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

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Weighted-average common shares used in basic EPS	2,922,484	3,003,872
Potential dilutive common shares	28,098	14,501

Weighted-average common and potential dilutive
common shares used in dilutive EPS	2,950,582	3,018,373

8

NOTE 3. STOCK OPTIONS

        In 2000, the Company granted nonqualified stock options to certain executive officers of the Company and the Bank under the Company’s 1998 Stock Incentive Plan. The grants consisted of eight-year options to purchase 89,500 shares at an exercise price of $9.30 per share, which was the market price of the Company’s stock on the date the options were granted. In February 2002, the Company granted eight-year options to purchase 20,000 shares at an exercise price of $12.50 per share, which was the market price of the Company’s stock on the date the options were granted. The options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter. At March 31, 2003, options for 2000 shares have been exercised and 893,500 options remain available for future grant under the 1998 Stock Incentive Plan.

        In accordance with a new accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard. Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $13,000 and $6,000 for the three months ended March 31, 2003 and 2002, respectively. Under the modified prospective method, no stock-based employee compensation expense is recognized for periods prior to adoption.

        The weighted-average fair value per share of options granted during 2002 was $4.09. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.24%; expected volatility of 28.7%; risk-free interest rate of 5.0%, and an expected life of 8.00 years. There were no options granted or exercised in the three months ended March 31, 2003.

NOTE 4. COMMITMENT AND CONTINGENCIES

        In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States of America, are not included in the consolidated balance sheets. These transactions are referred to as “off-balance sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

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

Outstanding commitments and letters of credit are approximately as follows (dollars in thousands):

	Contract or Notional Amount
	March 31, 2003	December 31, 2002
	(Unaudited)
Commitments to extend credit	$24,583	$27,838
Letters of credit	1,161	1,140

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

        In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by one of the three Partnerships during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed. In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by the Partnership during 1997 of $487,000 would also be disallowed. In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment (“FPAA”) disallowing these deductions. Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. However, as of December 31, 2002, the Company had recorded and expensed the tax affect of the disallowed deductions. On February 3, 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas. Any final determination with respect to the Partnership will be binding on the Company. Should the Service pursue an investigation of and ultimately disallow the related tax deductions taken during the remaining years of the above partnership as well as the other two partnerships, the Company would be required to recognize an additional maximum tax liability of approximately $3.9 million plus possible penalty and interest. The Company is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position. During 2002, the Company sold its ownership in one of the partnerships and dissolved the other two, therefore no additional deductions have been taken in 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements in this Quarterly Report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “Safe Harbor” created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability, matching risks and liquidity risks; and changes in the securities markets and the factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

GENERAL OVERVIEW

        Guaranty Bancshares, Inc. (the “Company”) is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bond Bank (the “Bank”). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through ten banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Commerce, Deport, Paris, Pittsburg, Sulphur Springs, Talco and Texarkana. The Company also maintains an office in Fort Stockton, Texas that limits its product offerings to loans and time deposits.

FINANCIAL OVERVIEW

        Net earnings available to common shareholders for the three months ended March 31, 2003 were $1.0 million or $0.35 per share compared with $982,000 or $0.33 per share for the three months ended March 31, 2002, an increase of $53,000 or 5.4%. The increase is due primarily to an increase in net interest income of $273,000 or 6.9%, an increase in other operating income of $209,000 or 59.1% and an increase of realized gain on sale of securities of $104,000 or 281%, which increases were offset by an increase in noninterest expenses of $462,000 or 11.7%.

        Gross loans decreased to $364.9 million at March 31, 2003, from $365.6 million at December 31, 2002, a decrease of $675,000 or 0.2%. Total assets increased to $528.2 million at March 31, 2003, compared with $518.0 million at December 31, 2002. The increase of $10.3 million in total assets is primarily in cash and securities available for sale which increased $928,000 and $11.1 million, respectively offset by decreases in federal funds sold and gross loans of $1.4 million and $675,000 respectively. The net increase in assets resulted from an increase in deposits of $1.0 million and an increase in Federal Home Loan Bank (FHLB) advances of $9.9 million. Total deposits increased to $426.0 million at March 31, 2003 compared with $425.0 million at December 31, 2002. This increase comes primarily from an increase in certificate of deposits of $2.6 million or 1.1%, partially offset by a net decrease in NOW, savings, and money market accounts of $1.9 million or 1.6%.

        Total shareholders’ equity was $35.1 million at March 31, 2003, representing an increase of $437,000 or 1.3% from December 31, 2002. This increase is due to the earnings for the period of $1.0 million partially offset by a decrease in accumulated other comprehensive income of $437,000 and the purchase of 10,000 shares of treasury stock at a cost of $161,000.

RESULTS OF OPERATIONS

Interest Income

        Interest income for the three months ended March 31, 2003 was $7.0 million, a decrease of $38,000 or 0.5% compared with the three months ended March 31, 2002. The decrease in interest income is due primarily to lower yields on earning assets partially offset by an increase in the average volume of earning assets. Average loans were $361.5 million for the three months ended March 31, 2003, compared with $330.9 million for the three months ended March 31, 2002, an increase of $30.6 million or 9.3%. Average securities were $108.9 million for the three months ended March 31, 2003, compared with $79.5 million for the three months ended March 31, 2002, an increase of $29.4 million or 36.9%. Average federal funds sold were $4.5 million for the three months ended March 31, 2003, compared with $12.7 million for the three months ended March 31, 2002, a decrease of $8.2 million or 64.6%. Growth in the average volume of interest-earning assets was primarily funded by the growth in deposits for the period and an increase in FHLB advances. The decrease in interest income are primarily due to a decrease in the average yield earned on interest-earning assets from 6.79% during the three months ended March 31, 2002 to 6.01% during the three months ended March 31, 2003.

Interest Expense

        Interest expense on deposits and other interest-bearing liabilities was $2.8 million for the three months ended March 31, 2003, compared with $3.1 million for the three months ended March 31, 2002, a decrease of $311,000 or 9.9%. The decrease in interest expense is due primarily to a lower yield in average interest-bearing liabilities from 3.48% for the three months ended March 31, 2002, to 2.75% for the three months ended March 31, 2003. The decrease was partially offset by growth in the average volume of interest-bearing liabilities and FHLB advances. Average interest-bearing deposits were $360.0 million for the three months ended March 31, 2003, compared with $326.1 million for the three months ended March 31, 2002, an increase of $33.9 million or 10.4%. Average FHLB advances were $47.1 million for the three months ended March 31, 2003 compared with $33.0 million for the three months ended March 31, 2002, an increase of $14.0 million or 42.5%. Average long-term debt increased from $7.0 million for the three months ended March 31, 2002 to $10.0 million for the three months ended March 31, 2003 due to the issuance of $3.0 million in trust preferred securities by the Company in October 2002.

Net Interest Income

        Net interest income was $4.2 million for the three months ended March 31, 2003 compared with $3.9 million for the three months ended March 31, 2002, an increase of $273,000 or 6.9%. The increase in net interest income resulted primarily from growth in average interest-earning assets to $474.9 million for the three months ended March 31, 2003, from $423.1 million for the three months ended March 31, 2002, an increase of $51.8 million or 12.2%, partially offset by an increase in total interest-bearing liabilities to $417.1 million for the three months ended March 31, 2003, from $366.2 million for the three months ended March 31, 2002, an increase of $51.0 million or 13.9%. The net interest margin decreased from 3.78% to 3.60% for the three months ended March 31, 2003 compared with the same three months period ended March 31, 2002. This decrease can be attributed to the fact that the percentage growth in average interest-earning liabilities exceeded the percentage growth in average interest-bearing assets, thereby causing the ratio of average interest-earning assets to average interest-bearing liabilities to decrease. Additionally, the average rate paid on interest-bearing assets decreased at a faster rate than the average rate earned on interest-earning liabilities due to the Bank’s positive gap position in a falling interest rate environment.

        The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2003 and 2002, respectively. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The net interest spread is the difference between the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities. The net interest margin is net interest income as a percentage of average interest-earning assets.

	Three Months Ended March 31,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets
Loans	$361,505	$5,955	6.68%	$330,859	$5,943	7.28%
Securities	108,890	1,074	4.00%	79,517	1,088	5.55%
Federal funds sold	4,509	13	1.17%	12,723	49	1.56%
Interest-bearing deposits in
other financial institutions	42	—	1.70%	37	—	1.70%

Total interest-earning assets	474,946	7,042	6.01%	423,136	7,080	6.79%

Less allowance for loan losses	(3,666)			(3,354)

Total interest-earning
assets, net of allowance	471,280			419,782
Non-earning assets:
Cash and due from banks	16,339			13,363
Premises and equipment	13,520			13,569
Interest receivable and
other assets	18,072			17,028
Other real estate owned	1,569			775

Total assets	$520,780			$464,517

Liabilities and shareholders’ equity
Interest-bearing liabilities
NOW, savings, and money
market accounts	$115,823	$262	0.92%	$107,340	$403	1.52%
Time deposits	244,226	1,853	3.08%	218,782	2,217	4.11%

Total interest-bearing
deposits	360,049	2,115	2.38%	326,122	2,620	3.26%
FHLB advances and federal funds purchased	47,075	465	4.01%	33,043	336	4.12%
Long-term debt	10,000	249	10.10%	7,000	184	10.66%

Total interest-bearing
liabilities	417,124	$2,829	2.75%	366,165	$3,140	3.48%

Noninterest-bearing liabilities
Demand deposits	63,984			60,766
Accrued interest, taxes and
other liabilities	4,746			4,946

Total liabilities	485,854			431,877
Shareholders’ equity	34,926			32,640

Total liabilities and
shareholders’ equity	$520,780			$464,517

Net interest income		$4,213			$3,940

Net interest spread			3.26%			3.31%

Net interest margin			3.60%			3.78%

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

	Three Months Ended March 31,
	2003 vs. 2002
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Unaudited)
Interest-earning assets:
Loans	$2,231	$(2,219)	$12
Securities	1,630	(1,644)	(14)
Federal funds sold	(128)	92	(36)

Total increase (decrease) in interest income	3,733	(3,771)	(38)

Interest-bearing liabilities:
NOW, savings, and money market
accounts	129	(270)	(141)
Time deposits	1,046	(1,410)	(364)
Other borrowed funds	578	(449)	129
Trust preferred	320	(255)	65

Total increase (decrease) in interest expense	2,073	(2,384)	(311)

Increase (decrease) in net interest income	$1,660	$(1,387)	$273

Provision for Loan Losses

        Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of the Company’s loan portfolio by an external loan review firm. The provision for loan losses for the three months ended March 31, 2003, is $375,000, compared with $250,000 for the three months ended March 31, 2002, an increase of $125,000 or 50.0%. The increase is due to the increase in average loans of 9.3% over the comparable three months period. Management believes increasing the allowance for loan losses is prudent as total loans, particularly higher-risk commercial, construction, and consumer loans, increase. The increase is also due to the unstable economic conditions.

Noninterest Income

The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Service charges on deposit accounts	$683	$644
Fee income	256	173
Fiduciary income	41	39
Other noninterest income	265	141
Realized gain on securities	141	37

Total noninterest income	$1,386	$1,034

        As the table above indicates, the Company’s primary sources of recurring noninterest income are service charges on deposit accounts and fee income. Noninterest income for the three months ended March 31, 2003 increased $352,000 or 34.0% over the same period ended March 31, 2002. The increase in noninterest income for the three months ending March 31, 2003 is primarily due to the increase in gain on sale of securities realized in 2003 over 2002, an increase in service charges on deposit accounts created by an increase in the number of deposit accounts, and an increase in the sale of mortgage loans into the secondary market. In the three months ended March 31, 2003, the Company realized a gain on sale of mortgage-backed securities of $141,000 from the sale of $24.5 million of securities compared with a gain on the sale of mortgage-backed securities of $37,000 from the sale of $4.2 million of securities during the three months ended March 31, 2002. Disregarding the gain on sale of securities, the Company’s increase in noninterest income was $248,000 or 24.9%. Fee income and other noninterest income increases were primarily the result of an increase in the volume of mortgage loans sold into the secondary market. This activity generated noninterest income of $229,000 for the three months ended March 31, 2003 compared with $44,000 for the three months ended March 31, 2002, an increase of $185,000 or 420.5%.

Noninterest Expenses

The following table presents, for the periods indicated, the major categories of noninterest expenses (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Employee compensation and benefits	$2,339	$2,107

Non-staff expenses:
Net bank premises expense	495	474
Office and computer supplies	82	68
Legal and professional fees	156	99
Advertising	72	71
Postage	48	46
FDIC insurance	17	17
Other	743	608

Total non-staff expenses	1,613	1,383

Total noninterest expenses	$3,952	$3,490

        The increase in employee compensation and benefits for the three months ended March 31, 2003 is due primarily to normal salary increases and additional staff placement in the Mt. Pleasant, Texarkana and Paris locations to handle customer growth. The number of full-time equivalent employees was 220 and 193 at March 31, 2003 and March 31, 2002 respectively.

        Other non-staff expenses increased $135,000 or 22.2% over the comparable three months period in 2002. Increases in other non-staff expenses were partially the result of increases in software support fees and ATM and debit card expenses.

Income Taxes

        Income tax expense decreased $15,000 to $237,000 for the three months ended March 31, 2003 from $252,000 for the same period in 2002. The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

Loan Portfolio

        Gross loans were $364.9 million at March 31, 2003, a decrease of $675,000 or 0.2% from $365.6 million at December 31, 2002. Loan growth occurred primarily in the commercial real estate and in construction and land development loans, offset by decreases in consumer, commercial and industrial loans. Average loans comprised 76.1% of total average interest-earning assets at March 31, 2003 compared with 78.2% at March 31, 2002.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2003 and December 31, 2002 (dollars in thousands):

	March 31, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Unaudited)
Commercial and industrial	$57,847	15.85%	$58,661	16.05%
Agriculture	10,090	2.76	9,989	2.73
Real estate:
Construction and land development	15,309	4.19	14,017	3.83
1-4 family residential	139,892	38.33	139,156	38.06
Loans, held for sale	2,422	0.66	5,727	1.57
Farmland	15,093	4.14	14,765	4.04
Commercial	84,139	23.06	81,649	22.33
Multi-family residential	9,180	2.52	9,289	2.54
Consumer	30,968	8.49	32,362	8.85

Total loans	$364,940	100.00%	$365,615	100.00%

Allowance for Loan Losses

        In originating loans, the Company recognizes that it will experience credit losses and that the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio. Management determines the adequacy of the allowance through its evaluation of the loan portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. Loan charge-offs, net of recoveries, during the three months ended March 31, 2003 increased $170,000 or 146.6% over the same period ended March 31, 2002. This increase is due primarily to additional charge-offs recognized during the period caused by the Company’s aggressive position on identifying problem assets. At March 31, 2003 and March 31, 2002, the allowance for loan losses totaled $3.8 million or 1.04% of gross loans and $3.5 million or 1.04% of gross loans, respectively. The allowance for loan losses as a percentage of nonperforming loans was 88.42% at March 31, 2003.

Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Average loans outstanding	$361,505	$330,859

Gross loans outstanding at end of period	$364,940	$335,889

Allowance for loan losses at beginning of period	$3,692	$3,346
Provision for loan losses	375	250
Charge-offs:
Commercial and industrial	(230)	(1)
Real estate	(7)	(126)
Consumer	(72)	(79)
Recoveries:
Commercial and industrial	—	18
Real estate	5	53
Consumer	18	19

Net loan (charge-offs) recoveries	(286)	(116)

Allowance for loan losses at end of period	$3,781	$3,480

Ratio of allowance to end of period loans	1.04%	1.04%
Ratio of net charge-offs to average loans	0.08%	0.04%
Ratio of allowance to end of period nonperforming loans	88.42%	99.17%

Nonperforming Assets

        Nonperforming assets were $6.0 million at March 31, 2003 compared with $4.3 million at December 31, 2002. Nonaccrual loans increased $156,000 from $2.8 million at December 31, 2002 to $3.0 million at March 31, 2003. This increase is due primarily to a number of small lines added totaling $731,000 partially offset by two lines of credit totaling $575,000 taken off nonaccrual status. The new lines have collateral value which exceeds the total debts and no loss is anticipated. Accruing loans 90 or more days past due increased $906,000, from $404,000 at December 31, 2002 to $1.3 million at March 31, 2003. This increase is due primarily to two lines of credit totaling $1.7 million becoming past due, partially offset by smaller lines of credit totaling $794,000 and becoming current. Management believes that these lines of credits are well collateralized and no loss is anticipated. Other real estate increased $605,000 during the same period. This increase is primarily the result of loans that were foreclosed on during the period totaling $767,000, net of sales of properties with a carrying value of $162,000. Management anticipates minimal losses on the total of these new nonperforming assets.

        The ratio of nonperforming assets to total loans and other real estate was 1.63% and 1.18% at March 31, 2003, and December 31, 2002, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Nonaccrual loans	$2,966	$2,810
Accruing loans 90 or more days past due	1,310	404

Total nonperforming loans	4,276	3,214
Other real estate	1,716	1,111

Total nonperforming assets	$5,992	$4,325

Securities

        Securities totaled $118.0 million at March 31, 2003, an increase of $11.0 million from $107.0 million at December 31, 2002. At March 31, 2003, securities represented 22.3% of total assets compared with 20.7% of total assets at December 31, 2002. The yield on average securities for the three months ended March 31, 2003, is 4.00% compared with 5.55% for the same period in 2002. At March 31, 2003 securities included $6.6 million in U.S. Government securities, $90.9 million in mortgage-backed securities, $16.1 million in collateralized mortgage obligations, $3.1 million in equity securities, and $1.3 million in municipal securities. The average life of the securities portfolio at March 31, 2003 is approximately 3.81 years, however, all of the Company’s securities are classified as available-for-sale.

Other Assets

        Other assets totaled $9.4 million at March 31, 2003 compared with $9.3 million at December 31, 2002, an increase of $113,000 or 1.2%. This increase resulted primarily from the recording of additional cash value of key-man life insurance that the Company owns.

Deposits

        At March 31, 2003, demand, money market and savings deposits account for approximately 42.7% of total deposits, while certificates of deposit make up 57.3% of total deposits. Total deposits increased $1.0 million or 0.2% from December 31, 2002 to March 31, 2003. This increase comes primarily from an increase in certificates of deposits of $2.6 million or 1.1% due to the offering of competitive yields on these deposits, partially offset by a decrease in NOW accounts of $1.3 million or 3.2%. Noninterest-bearing demand deposits totaled $68.8 million or 16.1% of total deposits at March 31, 2003, compared with $68.5 million or 16.1% of total deposits at December 31, 2002. The average cost of deposits, including noninterest-bearing demand deposits, is 2.38% for the three months ended March 31, 2003 compared with 2.98% for the same period in 2002.

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

        The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first three months of 2003 are the purchases of securities available for sale of $52.4 million, the sales of securities available for sale of $24.5 million, maturities, calls, and principal repayments of securities totaling $15.8 million, the net change in short–term FHLB advances of $10.0 million, and the net decrease in loans of $3.7 million.

Capital Resources

        Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of March 31, 2003, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios are 11.41%, 12.45%, and 8.07%, respectively. As of March 31, 2003, the Bank’s risk-based capital ratios remain above the levels required for the Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 10.68%, 11.71%, and 7.59%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in the market risk information disclosed in the Company’s Form 10-K for the year ended December 31, 2002. See Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

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

(1) Exhibits – The following exhibits are filed as a part of this Quarterly Report on Form 10Q:

99.1 Certification of Chief Executive Officer

99.2 Certification of Chief Financial Officer

(b) Reports on Form 8-K

No report on Form 8-K was filed by Guaranty Bancshares, Inc., during the three months ended March 31, 2003.

21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	GUARANTY BANCSHARES, INC. (Registrant) By: /s/ Arthur B. Scharlach, Jr. —————————————— Arthur B. Scharlach, Jr. President (Principal Executive Officer)

Date: May 14, 2003	By: /s/ Clifton A. Payne —————————————— Clifton A. Payne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

Dated: May 14, 2003	By: /s/ Arthur B. Scharlach, Jr. —————————————— Name: Arthur B. Scharlach, Jr. Title: President and Chief Executive Officer

23

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

        b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: May 14, 2003	By: /s/ Clifton A. Payne —————————————— Name: Clifton A. Payne Title: Senior Vice President, and Chief Financial Officer

24

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
99.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 26
99.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 27
25