Form 10-Q
period 2003-06-30
GUARANTY BANCSHARES INC /TX/
filed 2003-08-14
CIK 1058867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One) |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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
|X| Yes  |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
|_| Yes  |X| No

As of August 8, 2003, there were 2,921,928 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC. INDEX TO FORM 10-Q

2

PART I – FINANCIAL INFORMATION ITEM 1. INTERIM FINANCIAL STATEMENTS

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS

Cash and cash equivalents	$ 19,859	$ 18,055
Interest-bearing deposits	204	189

Total cash and cash equivalents	20,063	18,244
Interest-bearing time deposits	6,776	—
Federal funds sold	—	1,530
Securities available-for-sale	115,611	106,992
Loans held for sale	1,749	5,727
Loans, net of allowance for loan losses of $3,830 and $3,692, respectively	356,429	356,196
Premises and equipment, net	13,356	13,565
Other real estate	1,552	1,111
Accrued interest receivable	2,853	3,002
Goodwill	2,338	2,338
Other assets	9,667	9,263

Total assets	$ 530,394	$ 517,968

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$ 73,722	$ 68,514
Interest-bearing	355,552	356,436

Total deposits	429,274	424,950
FHLB advances and federal funds purchased	50,838	42,763
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts	10,000	10,000
Other liabilities	4,772	5,611

Total liabilities	494,884	483,324

Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized,
no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized,
3,252,016 issued and outstanding at June 30, 2003 and
at December 31, 2002	3,252	3,252
Additional capital	12,725	12,725
Retained earnings	22,472	21,149
Treasury stock, 330,088 and 320,088 shares, respectively, at cost	(3,981)	(3,820)
Accumulated other comprehensive income	1,042	1,338

Total shareholders’ equity	35,510	34,644

Total liabilities and shareholders’ equity	$ 530,394	$ 517,968

See accompanying Notes to Interim Consolidated Financial Statements. 3

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$5,964	$5,935	$11,919	$11,878
Securities	1,014	1,202	2,087	2,289
Federal funds sold	16	56	29	105
Interest-bearing deposits	7	1	8	2

Total interest income	7,001	7,194	14,043	14,274
Interest expense:
Deposits	2,010	2,514	4,125	5,134
FHLB advances and federal funds purchased	511	395	976	731
Minority interest expense-trust preferred securities	250	190	499	374

Total interest expense	2,771	3,099	5,600	6,239

Net interest income	4,230	4,095	8,443	8,035
Provision for loan losses	150	450	525	700

Net interest income after provision for loan losses	4,080	3,645	7,918	7,335
Noninterest income:
Service charges	724	761	1,407	1,405
Other operating income	546	434	1,108	787
Realized gain on available-for-sale securities	30	280	171	317

Total noninterest income	1,300	1,475	2,686	2,509
Noninterest expense:
Employee compensation and benefits	2,345	2,107	4,684	4,214
Occupancy expenses	508	486	1,008	960
Other operating expenses	1,264	981	2,377	1,890

Total noninterest expenses	4,117	3,574	8,069	7,064

Earnings before income taxes	1,263	1,546	2,535	2,780
Provision for income taxes	478	453	715	705

Net earnings	$ 785	$1,093	$ 1,820	$ 2,075

Basic earnings per common share	$ 0.27	$ 0.36	$ 0.62	$ 0.69

Diluted earnings per common share	$ 0.27	$ 0.36	$ 0.62	$ 0.69

See accompanying Notes to Interim Consolidated Financial Statements. 4

GUARANTY BANCHSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$ 35,081	$ 32,568	$ 34,644	$ 31,827
Net income	785	1,093	1,820	2,075
Cash dividends declared on common stock	(497)	(450)	(497)	(450)
Purchases of treasury stock	—	—	(161)	(130)
Proceeds from stock option exercises	—	19	—	19
Change in accumulated other comprehensive income, net of tax	141	516	(296)	405

Balance at end of period	$ 35,510	$ 33,746	$ 35,510	$ 33,746

See accompanying Notes to Interim Consolidated Financial Statements. 5

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2003	2002
Net cash from operating activities	$ 6,566	$ 4,823
Cash flows from investing activities:
Purchase of interest-bearing time deposits	(6,776)	—
Securities available for sale:
Purchases	(75,151)	(47,239)
Sales	32,602	19,629
Maturities, calls, and principal repayments	32,801	15,284
Net increase in loans	(1,521)	(19,194)
Purchases of premises and equipment	(298)	(269)
Proceeds from sale of other real estate	325	1,476
Net change in federal funds sold	1,530	(8,380)

Net cash from investing activities	(16,488)	(38,693)
Cash flows from financing activities:
Net change in deposits	4,324	19,488
Net change in short-term FHLB advances	7,500	10,000
Repayment of long-term FHLB advances	(170)	(162)
Net change in federal funds purchased	745	—
Stock options exercised	—	19
Purchase of treasury stock	(161)	(130)
Dividends paid	(497)	(450)

Net cash from financing activities	11,741	28,765

Net change in cash and cash equivalents	1,819	(5,105)
Cash and cash equivalents at beginning of period	18,244	15,410

Cash and cash equivalents at end of period	$ 20,063	$ 10,305

Supplemental disclosures:
Cash paid for income taxes	$ 730	$ 1,180
Cash paid for interest	5,712	6,412
Significant non-cash transactions:
Transfers from loans to real estate owned	$ 763	$ 2,672

See accompanying Notes to Interim Consolidated Financial Statements. 6

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings	$ 785	$ 1,093	$ 1,820	$ 2,075
Other comprehensive income:
Unrealized gain (loss) on available for sale securities
arising during the period	244	1,062	(277)	930
Reclassification adjustment for amounts realized on
securities sales included in net earnings	(30)	(280)	(171)	(317)

Net unrealized gain (loss)	214	782	(448)	613
Tax effect	(73)	(266)	152	(208)

Total other comprehensive income (loss)	141	516	(296)	405

Comprehensive income	$ 926	$ 1,609	$ 1,524	$ 2,480

See accompanying Notes to Interim Consolidated Financial Statements. 7

GUARANTY BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries Guaranty (TX) Capital Trust I, Guaranty (TX) Capital Trust II, and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bond Bank (the“Bank”). The Bank has three wholly owned non-bank subsidiaries, Guaranty Leasing Company, Guaranty Company and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of the financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 14, 2003. The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

        Certain items in prior financial statements have been reclassified to conform with the current presentation.

NOTE 2.    NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (FASB) issue Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which establishes criteria to identify and assess a company’s interest in variable interest entities and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or obtained after January 2003, and will be effective for all variable interest entities for interim periods beginning after June 15, 2003. The adoption of FIN 46 is not expected to require the consolidation by the Company of any additional entities.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

NOTE 3.    EARNINGS PER SHARE

        Earnings per share is computed in accordance with the Statement of Financial Accounting Standards No. 128, which requires dual presentation of basic and diluted earnings per share (“EPS”) for entities with complex capital structures. Basic EPS is based on net earnings divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of stock options granted using the treasury stock method.

        The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Weighted average common shares used in basic EPS	2,919,928	2,995,307	2,921,199	2,999,566
Dilutive effect of stock options	27,584	14,026	17,507	15,279

Weighted average common shares used in
diluted EPS	2,947,512	3,009,333	2,938,706	3,014,845

NOTE 4.    STOCK OPTIONS

        In 2000, the Company granted nonqualified stock options to certain officers of the Company and the Bank under the Company’s 1998 Stock Incentive Plan. The grants consisted of options to purchase 89,500 shares for a term of eight years at an exercise price of $9.30 per share, which was the market price of the Company’s stock on the date the options were granted. In February 2002, the Company granted options to purchase 20,000 shares for a term of eight years at an exercise price of $12.50 per share, which was the market price of the Company’s stock on the date the options were granted. In April of 2003, the Company granted options to purchase 38,000 shares at an exercise price of $15.23 per share, which was the market price of the Company’s stock on the date the options were granted. The options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grants and annually thereafter. At June 30, 2003, options for 2,000 shares have been exercised and 855,500 options remain available for future grants under the 1998 Stock Incentive Plan.

        In accordance with a new accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard. Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $13,000 for the three months ended June 30, 2003 and 2002, and approximately $26,000 and $23,000 for the six months ended June 30, 2003 and 2002, respectively. Under the modified prospective method, no stock-based employee compensation expense is recognized for periods prior to adoption.

        The weighted-average fair value per share of options granted during 2003 was $4.19. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Dividend yield of 1.97%; expected volatility of 26.0%; risk-free interest rate of 3.2%, and an expected life of 8.00 years.

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

        The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses.

        Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

        Outstanding commitments and letters of credit are as follows (dollars in thousands):

	Contract or Notional Amount
	June 30, 2003	December 31, 2002
	(Unaudited)

Commitments to extend credit	$ 26,172	$ 27,838
Letters of credit	1,217	1,140

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

        In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by one of the three Partnerships during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed. In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by the Partnership during 1997 of $487,000 would also be disallowed. In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment (“FPAA”) disallowing these deductions. Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. However, as of December 31, 2002, the Company had recorded and expensed the tax affect of the disallowed deductions. In February 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas. Any final determination with respect to the Partnership will be binding on the Company. Should the Service pursue an investigation of and ultimately disallow the related tax deductions taken during the remaining years of the above partnership as well as the other two partnerships, the Company would be required to recognize an additional maximum tax liability of approximately $3.9 million plus possible penalty and interest. The Company is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position. During 2002, the Company sold its ownership in one of the partnerships and dissolved the other two, therefore no additional deductions have been taken in 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements in this Quarterly Report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “Safe Harbor” created by those sections. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should” or the negative of such terms and similar expressions as they relate to the Company, its customers or its management, are intended to identify forward-looking statements. These forward-looking statements may involve known and unknown risks and uncertainties and other factors beyond the Company’s control that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets and the factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

GENERAL OVERVIEW

        Guaranty Bancshares, Inc. (the “Company”) is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bond Bank (the “Bank”). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through ten banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Commerce, Deport, Paris, Pittsburg, Sulphur Springs, Talco and Texarkana. The Company also maintains an office in Fort Stockton, Texas that limits its product offering to loans and time deposits.

FINANCIAL OVERVIEW

        Net earnings for the six months ended June 30, 2003 were $1.8 million, or $0.62 per share, compared with $2.1 million, or $0.69 per share, for the six months ended June 30, 2002, a decrease of $255,000, or 12.3%. The decrease in net earnings is due primarily to an increase in noninterest expense of $1.0 million, or 14.2%, partially offset by an increase in noninterest income of $177,000, or 7.1% and a lower provision for loan losses of $175,000 for the two comparable periods. Net earnings for the three months ended June 30, 2003 were $785,000, or $0.27 per share, compared with $1.1 million, or $0.36 per share, for the three months ended June 30, 2002, a decrease of $308,000, or 28.2%. The decrease is primarily due to an increase in noninterest expenses primarily due to additional employee compensation and benefits cost and a decrease in noninterest income partially offset by a decrease in the provision for loan losses.

        Gross loans decreased to $362.0 million at June 30, 2003, from $365.6 million at December 31, 2002, a decrease of $3.6 million, or 1.0%. Total assets increased to $530.4 million at June 30, 2003, compared with $518.0 million at December 31, 2002. The increase of $12.4 million in total assets is primarily in interest bearing deposits in other banks which increased $6.8 million and in securities available-for-sale which increased $8.6 million partially offset by a decrease in loans held for sale of $4.0 million. The net increase in total liabilities resulted primarily from an investment in deposits of $4.3 million, and a net increase in Federal Home Loan Bank (FHLB) advances of $8.1 million. Total deposits increased to $429.3 million at June 30, 2003 compared to $425.0 million at December 31, 2002, an increase of $4.3 million, or 1.0%. This increase comes primarily from an increase in noninterest-bearing deposits of $5.2 million, or 7.6% and an increase in savings, Now and money-market accounts of $7.7 million, or 6.7% partially offset by a decrease in certificate of deposits of $8.6 million, or 3.6%.

        Total shareholders’ equity was $35.5 million at June 30, 2003, compared with $34.6 million at December 31, 2002, an increase of $866,000, or 2.5%. This increase was due to earnings for the period of $1.8 million, partially offset by the purchase of 10,000 shares of treasury stock at a cost of $161,000, the payment of dividends of $497,000 and a decrease in accumulated other comprehensive income of $296,000.

RESULTS OF OPERATIONS

Interest Income

        Interest income for the six months ended June 30, 2003 was $14.0 million, a decrease of $231,000, or 1.6%, compared with the six months ended June 30, 2002. Despite the increase in average interest-earning assets, interest income decreased due to lower interest rates earned on earning assets as a result of the current low interest rate environment. The average interest rate earned on interest-earning assets decreased from 6.66% during the six months ended June 30, 2002 to 5.91% during the six months ended June 30, 2003. Average loans were $361.4 million for the six months ended June 30, 2003, compared with $334.3 million for the six months ended June 30, 2002, an increase of $27.1 million, or 8.1%. Average securities were $111.5 million for the six months ended June 30, 2003, compared with $84.9 million for the six months ended June 30, 2002, an increase of $26.6 million, or 31.3%. Growth in the average volume of interest-earning assets was primarily funded by the growth in deposits for the period and an increase in FHLB advances. Interest income for the three months ended June 30, 2003 was $7.0 million, a decrease of $193,000, or 2.7%, compared with the three months ended June 30, 2002. The decrease was primarily due to a decrease in the average yield on interest-earning assets from 6.54% during the three months ended June 30, 2002 to 5.80% during the three months ended June 30, 2003.

Interest Expense

        Interest expense on deposits and other interest-bearing liabilities was $5.6 million for the six months ended June 30, 2003, compared with $6.2 million for the six months ended June 30, 2002, a decrease of $639,000, or 10.2%. The decrease in interest expense is due primarily to a lower average rate paid on interest-bearing liabilities, which decreased from 3.35% for the six months ended June 30, 2002, to 2.69% for the six months ended June 30, 2003. The effect of this decrease was partially offset by growth in the average volume of interest-bearing liabilities. Average interest bearing deposits were $361.5 million for the six months ended June 30, 2003, compared to $331.8 million for the six months ended June 30, 2002, an increase of $29.7 million, or 9.0%. Average FHLB advances and federal funds purchased were $49.1 million for the six months ended June 30, 2003 compared to $36.3 million for the six months ended June 30, 2002, an increase of $12.8 million, or 35.1%. Average long-term debt increased from $7.0 million for the six months ended June 30, 2002 to $10.0 million for the six months ended June 30, 2003 due to the issuance of $3.0 million in trust preferred securities by the Company in October 2002. Interest expense was $2.8 million for the three months ended June 30, 2003, compared with $3.1 million for the three months ended June 30, 2002, a decrease of $328,000, or 10.6%. The decrease for the comparable three-month periods was also due to decreases in average interest rates of interest-bearing liabilities partially offset by increases in average balances.

Net Interest Income

        Net interest income was $8.4 million for the six months ended June 30, 2003 compared with $8.0 million for the six months ended June 30, 2002, an increase of $408,000, or 5.1%. The increase in net interest income resulted primarily from growth in average interest-earning assets to $479.5 million for the six months ended June 30, 2003, from $432.3 million for the six months ended June 30, 2002, an increase of $47.2 million, or 10.9%, partially offset by growth in average interest-bearing liabilities to $420.6 million for the six months ended June 30, 2003, from $375.1 million for the six months ended June 30, 2002, an increase of $45.5 million, or 12.1%. Net interest income was $4.2 million for the three months ended June 30, 2003, compared with $4.1 million for the three months ended June 30, 2002, an increase of $135,000, or 3.3%. The net interest margin decreased from 3.72% to 3.51% for the three months ended June 30, 2003 and from 3.75% to 3.55% for the six months ended June 30, 2003 compared to the same three and six month periods ended June 30, 2002. These decreases can be attributed to the fact that the percentage growth in average interest-bearing liabilities exceeded the percentage growth in average interest-earning assets thereby causing the ratio of average interest-earning assets to average interest-bearing liabilities to decrease. Additionally, the average rate paid on interest-earning assets decreased at a faster rate than the average rate earned on interest-bearing liabilities due to the Bank’s positive gap position in a falling interest rate environment.

        The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

        The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the annualized average rate earned or paid for the three and six months ended June 30, 2003 and 2002, respectively. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The net interest spread is the difference between the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities. The net interest margin is net interest income as a percentage of average interest-earning assets. No tax equivalent adjustments were made and all average balances are derived from average daily balances. Nonaccruing loans have been included in the tables as loans carrying a zero yield.

	Three Months Ended June 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Loans	$ 361,299	$ 5,964	6.62%	$ 337,799	$ 5,935	7.05%
Securities	114,136	1,014	3.56%	90,320	1,202	5.34%
Federal funds sold	5,326	16	1.20%	13,213	56	1.70%
Interest-bearing deposits in
other financial institutions	3,262	7	0.86%	30	1	1.70%

Total interest-earning assets	484,023	7,001	5.80%	441,362	7,194	6.54%

Less allowance for loan losses	(3,798)			(3,373)

Total interest-earning
assets, net of allowance	480,225			437,989
Non-earning assets:
Cash and due from banks	17,865			14,428
Premises and equipment	13,417			13,445
Interest receivable and
other assets	18,348			16,997
Other real estate owned	1,599			1,837

Total assets	$ 531,454			$ 484,696

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money
market accounts	$ 118,881	$ 245	0.83%	$ 107,001	$ 395	1.48%
Time deposits	244,050	1,765	2.90%	230,407	2,119	3.69%

Total interest-bearing
deposits	362,931	2,010	2.22%	337,408	2,514	2.99%
FHLB advances and federal funds purchased	51,097	511	4.01%	39,627	395	4.00%
Minority interest-trust preferred securities	10,000	250	10.03%	7,000	190	10.89%

Total interest-bearing
liabilities	424,028	$ 2,771	2.62%	384,035	$ 3,099	3.24%

Noninterest-bearing liabilities:
Demand deposits	67,276			62,592
Accrued interest, taxes and
other liabilities	4,514			4,592

Total liabilities	495,818			451,219
Shareholders’ equity	35,636			33,477

Total liabilities and
shareholders’ equity	$ 531,454			$ 484,696

Net interest income		$ 4,230			$ 4,095

Net interest spread			3.18%			3.30%

Net interest margin			3.51%			3.72%

14

	Six Months Ended June 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Loans	$ 361,402	$ 11,919	6.65%	$ 334,330	$ 11,878	7.16%
Securities	111,514	2,087	3.77%	84,918	2,289	5.44%
Federal funds sold	4,917	29	1.19%	12,968	105	1.63%
Interest-bearing deposits in
other financial institutions	1,651	8	0.98%	35	2	1.70%

Total interest-earning assets	479,484	14,043	5.91%	432,251	14,274	6.66%
Less allowance for loan losses	(3,732)			(3,364)

Total interest-earning
assets, net of allowance	475,752			428,887
Non-earning assets:
Cash and due from banks	17,103			13,894
Premises and equipment	13,469			13,507
Interest receivable and
other assets	18,211			17,011
Other real estate owned	1,584			1,306

Total assets	$ 526,119			$ 474,605

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money
market accounts	$ 117,352	$ 507	0.87%	$ 107,170	$ 797	1.50%
Time deposits	244,139	3,618	2.99%	224,594	4,337	3.89%

Total interest-bearing
deposits	361,491	4,125	2.30%	331,764	5,134	3.12%
FHLB advances and federal funds purchased	49,087	976	4.01%	36,335	731	4.06%
Minority interest-trust preferred securities	10,000	499	10.06%	7,000	374	10.77%

Total interest-bearing
liabilities	420,578	$ 5,600	2.69%	375,099	$ 6,239	3.35%

Noninterest-bearing liabilities:
Demand deposits	65,630			61,679
Accrued interest, taxes and	4629
other liabilities				4,769

Total liabilities	490,837			441,547
Shareholders’ equity	35,282			33,058

Total liabilities and
shareholders’ equity	$ 526,119			$ 474,605

Net interest income		$ 8,443			$ 8,035

Net interest spread			3.22%			3.31%

Net interest margin			3.55%			3.75%

15

        The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of these tables, changes attributable to both rate and volume that can be segregated have been allocated proportionately to changes due to rate and changes due to volume (dollars in thousands):

	Three Months Ended June 30,
	2003 vs. 2002
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Unaudited)
Interest-earning assets:
Loans	$ 1,657	$ (1,628)	29
Securities	1,272	(1,460)	(188)
Federal funds sold	(134)	94	(40)
Interest-bearing deposits in other
financial institutions	55	(49)	6

Total change in interest income	2,850	(3,043)	(193)

Interest-bearing liabilities:
NOW, savings, and money market
accounts	176	(326)	(150)
Time deposits	503	(857)	(354)
FHLB advances	459	(343)	116
Minority interest expense-trust preferred securities	327	(267)	60

Total change in interest expense	1,465	(1,793)	(328)

Total change in net interest income	$ 1,385	$ (1,250)	$ 135

16

	Six Months Ended June 30,
	2003 vs. 2002
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Unaudited)
Interest-earning assets:
Loans	$ 1,938	$ (1,897)	41
Securities	1,447	(1,649)	(202)
Federal funds sold	(131)	55	(76)
Interest-bearing deposits in other
financial institutions	27	(21)	6

Total change in interest income	3,281	(3,512)	(231)

Interest-bearing liabilities:
NOW, savings, and money market
accounts	153	(443)	(290)
Time deposits	760	(1,479)	(719)
FHLB advances	518	(273)	245
Minority interest expense-trust preferred securities	323	(198)	125

Total change in interest expense	1,754	(2,393)	(639)

Total change in net interest income	$ 1,527	$ (1,119)	$ 408

Provision for Loan Losses

        Provisions for loan losses are charged to expense to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period and the amount of nonperforming loans and related collateral security. The provision for loan losses for the six months ended June 30, 2003, was $525,000 compared with $700,000 for the six months ended June 30, 2002, a decrease of $175,000, or 25.0%. The provision for loan losses for the three months ended June 30, 2003 was $150,000 compared to $450,000 for the three months ended June 30, 2002 a decrease of $300,000, or 66.7%. The decrease for the periods was partially due to the decrease in the ratio of net charge-offs to average loans from 0.14% for the six months ended June 30, 2002 to 0.11% for the six month ended June 30, 2003. Management believes the allowance for loan losses is adequate based on the Company’s loan asset quality, its low historical charge-off experience and its increased ratio of allowance for loan losses to end of period nonperforming loans.

Noninterest Income

The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Service charges on deposit accounts	$ 724	$ 761	$ 1,407	$ 1,405
Fee income	231	199	487	372
Fiduciary income	41	38	82	77
Other noninterest income	274	197	539	338
Realized gain on securities	30	280	171	317

Total noninterest income	$ 1,300	$ 1,475	$ 2,686	$ 2,509

        As indicated above, the Company’s primary sources of recurring noninterest income are service charges on deposit accounts, fee income and other noninterest income. Noninterest income for the six months ended June 30, 2003 increased $177,000, or 7.1% over the same period in 2002. The increase was primarily due to increases in check cashing fee income and debit card fee income and an increase in other noninterest income due to the increased volume of sales of mortgage loans into the secondary market. These increases were partially offset by a decrease in realized gain on sale of securities of $146,000, or 46.1% for the same comparable period. Noninterest income for the three month period ended June 30, 2003 decreased $175,000, or 11.9% primarily due to a smaller gain on sale of securities compared with the gain during the same period in 2002.

Noninterest Expenses

        The following table presents, for the periods indicated, the major categories of noninterest expense (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Employee compensation and benefits	$ 2,345	$ 2,107	$ 4,684	$ 4,214

Non-staff expenses:
Net bank premises expense	508	486	1,008	960
Office and computer supplies	68	65	151	133
Legal and professional fees	178	84	378	274
Advertising	60	94	132	165
Postage	44	48	92	94
FDIC insurance	17	16	34	33
Other	897	674	1,590	1,191

Total non-staff expenses	1,772	1,467	3,385	2,850

Total noninterest expenses	$ 4,117	$ 3,574	$ 8,069	$ 7,064

18

        Employee compensation and benefits expense increased $238,000, or 11.3%, and $470,000, or 11.2%, for the three and six months ended June 30, 2003 compared with the same periods in 2002. The increase for both the three and six month periods ended June 30, 2003 was due primarily to normal salary increases and additional staff placement in the Mt. Pleasant, Texarkana, and Sulphur Springs locations to handle customer growth. The number of full-time equivalent employees was 225 at June 30, 2003, compared with 215 at June 30, 2002, an increase of 4.7%.

        Non-staff expenses increased $305,000, or 20.8%, and $535,000, or 18.8%, for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. Net bank premises expense increased $22,000, or 4.5% and $48,000, or 5.0%, respectively, in 2003 over the comparable periods in 2002 due to higher building maintenance expense and increased property tax expense. Legal and professional expense also increased during the same periods by $94,000, or 112.0% and $104,000, or 38.0% respectively, in 2003 primarily due to the cost incurred to contest the position the Internal Revenue Service took regarding Guaranty Leasing Partnership deductions.

        Other non-staff expenses increased $223,000, or 33.1% and $399,000, or 33.5%, for the three and six month periods ended June 30, 2003, respectively, compared with the same periods in 2002. These increases were primarily the result of an increase in software support fees, ATM and debit card expenses, a permanent impairment charge to the Aircraft Finance Trust lease in the amount of $113,000 taken in the second quarter of 2003, and the upgrading of telephone communication lines.

Income Taxes

        Income tax expense increased $10,000 to $715,000 for the six months ended June 30, 2003 from $705,000 for the same period in 2002. Income tax expense was $478,000 for the three months ended June 30, 2003 compared with $453,000 for the three months ended June 30, 2002, an increase of $25,000. The increase for the three and six month periods is primarily attributable to the decrease of tax deductions available from the Company’s leveraged leasing activities. The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

Loan Portfolio (including loans held for sale)

        Gross loans were $362.0 million at June 30, 2003, a decrease of $3.6 million, or 1.0%, from $365.6 million at December 31, 2002. The decrease occurred primarily in 1– 4 family residential loans and in loans held for sale due to an increased volume of loans refinanced and placed into the secondary market. Average loans comprised 75.4% of total average interest-earning assets at June 30, 2003 compared with 77.3% at June 30, 2002.

The following table summarizes the loan portfolio (including loans held for sale) of the Company by type of loan as of June 30, 2003 and December 31, 2002 (dollars in thousands):

	June 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Unaudited)

Commercial and industrial	$ 60,567	16.73%	$ 58,661	16.05%
Agriculture	10,895	3.01	9,989	2.73
Real estate:
Construction and land development	15,716	4.34	14,017	3.83
1-4 family residential	136,965	37.83	139,156	38.06
Loans, held for sale	1,749	0.48	5,727	1.57
Farmland	15,409	4.26	14,765	4.04
Commercial	81,114	22.41	81,649	22.33
Multi-family residential	8,821	2.44	9,289	2.54
Consumer, net of unearned discounts	30,772	8.50	32,362	8.85

Total gross loans	$362,008	100.00%	$365,615	100.00%

Allowance for Loan Losses

        In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio. Management determines the adequacy of the allowance through its evaluation of the loan portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. Loan charge-offs, net of recoveries, during the six month period ended June 30, 2003 decreased $83,000 or 17.7% over the same period ended June 30, 2002. At June 30, 2003, the allowance for loan losses totaled $3.8 million or 1.06% of gross loans and $3.6 million or 1.03% of gross loans, respectively. The allowance for loan losses as a percentage of nonperforming loans was 116.77% and 77.69% at June 30, 2003 and 2002, respectively.

Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

	Six months ended June 30, 2003	Six months ended June 30, 2002
	(Unaudited)

Average loans outstanding	$ 361,402	$ 334,330

Gross loans outstanding at end of period	$ 362,008	$ 347,963

Allowance for loan losses at beginning of period	$ 3,692	$ 3,346
Provision for loan losses	525	700
Charge-offs:
Commercial and industrial	(319)	(46)
Real estate	(8)	(358)
Consumer	(105)	(178)
Recoveries:
Commercial and industrial	3	20
Real estate	7	53
Consumer	35	39

Net loan charge-offs	(387)	(470)

Allowance for loan losses at end of period	$ 3,830	$ 3,576

Ratio of allowance to end of period loans	1.06%	1.03%
Ratio of net charge-offs to average loans	0.11%	0.14%
Ratio of allowance to end of period nonperforming loans	116.77%	77.69%

NONPERFORMING ASSETS

        Nonperforming assets were $4.8 million at June 30, 2003 compared with $4.3 million at December 31, 2002. Nonaccrual loans decreased $317,000 from $2.8 million at December 31, 2002 to $2.5 million at June 30, 2003. This decrease is due primarily to several smaller loans being removed from non-accrual status. Accruing loans 90 or more days past due increased $383,000, from $404,000 at December 31, 2002 to $787,000 at June 30, 2003. This increase is due primarily to general economic conditions being less favorable than expected. Other real estate increased $441,000 during the same period. This increase is primarily the result of loans that were foreclosed on during the period totaling $763,000, net of sales of properties with a carrying value of $325,000. Management anticipates to incur minimal losses with respect to these nonperforming assets.

        The ratio of nonperforming assets to total loans and other real estate was 1.33% and 1.18% at June 30, 2003, and December 31, 2002, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)

Nonaccrual loans	$ 2,493	$ 2,810
Accruing loans 90 or more days past due	787	404

Total nonperforming loans	3,280	3,214
Other real estate	1,552	1,111

Total nonperforming assets	$ 4,832	$ 4,325

SECURITIES

        Securities totaled $115.6 million at June 30, 2003, an increase of $8.6 million from $107.0 million at December 31, 2002. At June 30, 2003, securities represented 21.8% of total assets compared with 20.7% of total assets at December 31, 2002. The average yield on securities for the six months ended June 30, 2003 was 3.77% compared with 5.44% for the same period in 2002. At June 30, 2003, securities included $8.2 million in U.S. Government securities, $94.7 million in mortgage-backed securities, $8.1 million in collateralized mortgage obligations, $3.3 million in equity securities, and $1.3 million in municipal securities. The average life of the securities portfolio at June 30, 2003, was approximately 3.38 years, however, all of the Company’s securities are classified as available-for-sale.

OTHER ASSETS

        Other assets totaled $9.7 million at June 30, 2003 compared to $9.3 million at December 31, 2002, an increase of $404,000, or 4.4%. This increase resulted primarily from the recording of additional cash value on key-man life insurance that the Company owns.

DEPOSITS

        At June 30, 2003, demand, money market and savings deposits account for approximately 45.8% of total deposits, while certificates of deposit made up 54.2% of total deposits. Total deposits increased $4.3 million, or 1.0% from December 31, 2002 to June 30, 2003. This increase comes primarily from an increase in noninterest bearing deposits of $5.2 million, or 7.6%, and an increase in savings and money market deposits of $4.4 million, or 5.8% both due to increases in the number of deposit accounts from new customer relationships. Noninterest-bearing demand deposits totaled $73.7 million, or 17.2% of total deposits, at June 30, 2003, compared with $68.5 million, or 16.1% of total deposits, at December 31, 2002. The average cost of deposits, including noninterest-bearing demand deposits, was 1.93% for the six months ended June 30, 2003 compared with 2.61% for the same period in 2002.

LIQUIDITY

        The Company’s asset/liability management policy is intended to maintain adequate liquidity for the Company. Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on a continuing basis. The Company’s liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks and the FHLB is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not continually rely on these external-funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, has historically created an adequate liquidity position.

        The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first six months of 2003 were securities purchases of $75.2 million, securities sales of $32.6 million, securities call, maturities, and principal repayments of $32.8 million, and the net increase in short-term FHLB advances of $7.5 million.

CAPITAL RESOURCES

        Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of June 30, 2003, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.63%, 12.69%, and 8.01%, respectively. As of June 30, 2003, the Bank’s risk-based capital ratios remain above the levels required for the Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 11.04%, 12.09%, and 7.64%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (FASB) issue Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which establishes criteria to identify and assess a company’s interest in variable interest entities and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or obtained after January 2003, and will be effective for all variable interest entities for interim periods beginning after June 15, 2003. The adoption of FIN 46 is not expected to require the consolidation by the Company of any additional entities.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in the market risk information disclosed in the Company’s Form 10-K for the year ended December 31, 2002. See Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES.

    (a)        Evaluation of Disclosure Controls and Procedures.

        As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    (b)        Changes in internal controls

        There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s chief executive officer and chief financial officer, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the Company’s most recent evaluation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2003 Annual Meeting of Shareholders on April 15, 2003 to consider the following proposals:

1.	The following were elected as Class III directors to serve until the 2006 Annual Meeting of Shareholders. The shares voted and withheld for each director were as follows:

Tyson T. Abston	For 2,027,397	Withheld 91
Bill G. Jones	For 2,027,397	Withheld 91
Weldon Miller	For 2,027,397	Withheld 91
Bill Preifert	For 2,027,397	Withheld 91

The following Class I and Class II directors continued in office after the 2003 Annual Meeting: John Conroy, Jonice Crane, C. A. Hinton, Sr., Clifton A. Payne, Arthur B. Scharlach, Jr., Gene Watson and D. R. Zachry, Jr.

2.

The appointment of McGladrey & Pullen, LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 2003 was ratified. A total of 2,025,676 shares were voted for the proposal, 191 shares were voted against the proposal and 1,621 shares abstained from voting on the proposal.

24

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1) Exhibits – The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No report on Form 8-K was filed by Guaranty Bancshares, Inc. during the three months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	GUARANTY BANCSHARES, INC. (Registrant) By: /s/ Arthur B. Scharlach, Jr. —————————————— Arthur B. Scharlach, Jr. President & Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2003	By: /s/ Clifton A. Payne —————————————— Clifton A. Payne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

25

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

26