Form 10-Q
period 2003-09-30
GUARANTY BANCSHARES INC /TX/
filed 2003-11-14
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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
|X| Yes  |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).
|_| Yes  |X| No

As of November 12, 2003, there were 2,921,928 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC. INDEX TO FORM 10-Q

2

PART I – FINANCIAL INFORMATION ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$30,261	$18,055
Interest-bearing deposits	210	189

Total cash and cash equivalents	30,471	18,244
Interest-bearing time deposits	6,776	—
Federal funds sold	—	1,530
Securities available for sale	107,219	106,992
Loans held for sale	3,034	5,727
Loans, net of allowance for loan losses of $3,840 and $3,692, respectively	349,954	356,196
Premises and equipment, net	13,255	13,565
Other real estate	810	1,111
Accrued interest receivable	2,775	3,002
Goodwill	2,338	2,338
Other assets	9,607	9,263

Total assets	$526,239	$517,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$74,617	$68,514
Interest-bearing	346,107	356,436

Total deposits	420,724	424,950
FHLB advances and federal funds purchased	55,590	42,763
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts	10,000	10,000
Other liabilities	4,328	5,611

Total liabilities	490,642	483,324

Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized,
no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized,
3,252,016 issued at September 30, 2003 and
at December 31, 2002	3,252	3,252
Additional capital	12,725	12,725
Retained earnings	23,407	21,149
Treasury stock, 330,088 and 320,088 shares, respectively, at cost	(3,981)	(3,820)
Accumulated other comprehensive income	194	1,338

Total shareholders’ equity	35,597	34,644

Total liabilities and shareholders’ equity	$526,239	$517,968

See accompanying Notes to Consolidated Financial Statements. 3

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Loans	$5,788	$6,069	$17,707	$17,947
Securities	891	1,229	2,978	3,518
Federal funds sold	9	59	38	164
Interest-bearing deposits	34	—	42	2

Total interest income	6,722	7,357	20,765	21,631
Interest expense
Deposits	1,647	2,408	5,772	7,542
FHLB advances and federal funds purchased	516	462	1,492	1,193
Minority interest expense-trust preferred securities	250	191	749	565

Total interest expense	2,413	3,061	8,013	9,300

Net interest income	4,309	4,296	12,752	12,331
Provision for loan losses	250	335	775	1,035

Net interest income after provision for loan losses	4,059	3,961	11,977	11,296
Noninterest income
Service charges	715	780	2,122	2,185
Other operating income	478	400	1,586	1,187
Realized gain on securities available for sale	16	47	187	364

Total noninterest income	1,209	1,227	3,895	3,736

Noninterest expense
Employee compensation and benefits	2,313	2,140	6,997	6,354
Occupancy expenses	501	490	1,509	1,450
Other operating expenses	1,149	1,053	3,526	2,943

Total noninterest expenses	3,963	3,683	12,032	10,747

Earnings before income taxes	1,305	1,505	3,840	4,285
Provision for income taxes	370	413	1,085	1,118

Net earnings	$935	$1,092	$2,755	$3,167

Basic earnings per common share	$0.32	$0.36	$0.94	$1.06

Diluted earnings per common share	$0.32	$0.36	$0.94	$1.05

See accompanying Notes to Consolidated Financial Statements. 4

GUARANTY BANCSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$35,510	$33,746	$34,644	$31,827
Net income	935	1,092	2,755	3,167
Cash dividends declared on common stock	—	—	(497)	(450)
Purchases of treasury stock	—	—	(161)	(130)
Proceeds from stock option exercises	—	—	—	19
Change in accumulated other
comprehensive income, net of tax	(848)	146	(1,144)	551

Balance at end of period	$35,597	$34,984	$35,597	$34,984

See accompanying Notes to Consolidated Financial Statements. 5

GUARANTY BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Net cash from operating activities	$7,306	$6,115

Cash flows from investing activities
Purchase of interest-bearing time deposits	(6,776)	—
Securities available for sale
Purchases	(93,781)	(64,831)
Sales	43,403	28,013
Maturities, calls, and principal repayments	47,290	23,355
Net increase in loans	4,431	(24,068)
Purchases of premises and equipment	(454)	(462)
Proceeds from sale of other real estate	1,335	2,941
Net change in federal funds sold	1,530	(21,260)

Net cash from investing activities	(3,022)	(56,312)

Cash flows from financing activities
Net change in deposits	(4,226)	32,606
Net change in short-term FHLB advances	10,500	20,000
Net change in long-term FHLB advances	(258)	(245)
Net change in federal funds purchased	2,585	—
Stock options exercised	—	19
Purchase of treasury stock	(161)	(130)
Dividends paid	(497)	(450)

Net cash from financing activities	7,943	51,800

Net change in cash and cash equivalents	12,227	1,603
Cash and cash equivalents at beginning of period	18,244	15,410

Cash and cash equivalents at end of period	$30,471	$17,013

Supplemental disclosures:
Cash paid for income taxes	$730	$1,320
Cash paid for interest	8,479	9,558
Significant non-cash transactions:
Transfers from loans to real estate owned	$1,036	$3,166

See accompanying Notes to Consolidated Financial Statements. 6

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings	$935	$1,092	$2,755	$3,167
Other comprehensive income:
Unrealized (loss) gain on securities available for sale
arising during the period	(1,269)	268	(1,546)	1,198
Reclassification adjustment for amounts realized on
securities sales included in net earnings	(16)	(47)	(187)	(364)

Net unrealized (loss) gain	(1,285)	221	(1,733)	834
Tax effect	437	(75)	589	(283)

Total other comprehensive (loss) income	(848)	146	(1,144)	551

Comprehensive income	$87	$1,238	$1,611	$3,718

See accompanying Notes to Consolidated Financial Statements 7

GUARANTY BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries Guaranty (TX) Capital Trust I, Guaranty (TX) Capital Trust II, and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bond Bank (the “Bank”). The Bank has three wholly owned non-bank subsidiaries, Guaranty Leasing Company, Guaranty Company, and GB Com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of the financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 14, 2003. The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which establishes criteria to identify and assess a company’s interest in variable interest entities and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or obtained after January 2003, and will be effective for all variable interest entities for periods beginning after December 15, 2003. The adoption of FIN 46 is not expected to require the consolidation by the Company of any additional entities.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

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

        The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average common shares used in basic EPS	2,921,928	2,996,428	2,922,770	2,998,509
Dilutive effect of stock options	34,347	20,276	16,558	19,048

Weighted average common shares used
in dilutive EPS	2,956,275	3,016,704	2,939,328	3,017,557

NOTE 4. STOCK OPTIONS

        In 2000, the Company granted nonqualified stock options to certain officers of the Company and the Bank under the Company’s 1998 Stock Incentive Plan. The grants consisted of options to purchase 89,500 shares of common stock for a term of eight years at an exercise price of $9.30 per share, which was the market price of the Company’s stock on the date the options were granted. In February 2002, the Company granted options to purchase 20,000 shares for a term of eight years at an exercise price of $12.50 per share, which was the market price of the Company’s stock on the date the options were granted. In April 2003, the Company granted options to purchase 38,000 shares at an exercise price of $15.23 per share, which was the market price of the Company’s stock on the date the options were granted. The options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grants and annually thereafter. As September 30, 2003, the 1998 Stock Incentive Plan has had 2,000 options exercised and has 855,500 options available for future grants.

        In accordance with a new accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard. Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $21,000 and $13,000 for the three months ended September 30, 2003 and 2002, respectively, and approximately $52,000 and $36,000 for the nine months ended September 30, 2003 and 2002, respectively. Under the modified prospective method, no stock-based employee compensation expense is recognized for periods prior to adoption.

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

        Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

        Outstanding commitments and letters of credit are approximately as follows (dollars in thousands):

	Contract or Notional Amount
	September 30, 2003	December 31, 2002
	(Unaudited)
Commitments to extend credit	$28,306	$27,838
Letters of credit	1,342	1,140

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

        In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by one of the three Partnerships during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed. In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by the Partnership during 1997 of $487,000 would also be disallowed. In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment (“FPAA”) disallowing these deductions. Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. However, as of December 31, 2002, the Company had recorded and expensed the tax affect of the disallowed deductions. In February 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas. In September 2003, the Judge of this court issued a docket control order scheduling court ordered deadlines to be met with an expected trial date of second quarter 2004. Any final determination with respect to the Partnership will be binding on the Company. Should the Service pursue an investigation of and ultimately disallow the related tax deductions taken during the remaining years of the above partnership as well as the other two partnerships, the Company would be required to recognize an additional maximum tax liability of approximately $3.9 million plus possible penalty and interest. The Company is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position. During 2002, the Company sold its ownership in one of the partnerships and dissolved the other two, therefore no additional deductions have been taken in 2003.

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

FINANCIAL OVERVIEW

        Net earnings for the nine months ended September 30, 2003 were $2.8 million or $0.94 per share (basic and diluted) compared with $3.2 million or $1.06 per share (basic) and $1.05 per share (diluted) for the nine months ended September 30, 2002, a decrease of $412,000 or 13.0%. The decrease is due primarily to an increase in noninterest expense of $1.3 million or 12.0%, partially offset by (i) an increase in net interest income of $421,000 or 3.4%, (ii) an increase in noninterest income of $159,000 or 4.3%, and (iii) a decrease in provision for loan losses of $260,000 or 25.1%. Net earnings for the three months ended September 30, 2003 were $935,000 or $0.32 per share compared with $1.1 million or $0.36 per share for the three months ended September 30, 2002, a decrease of $157,000 or 14.4%. The decrease is primarily due to an increase in noninterest expense primarily due to additional employee compensation and benefit costs, partially offset by an increase in net interest income for the three months period.

        The first nine months of 2003 showed growth in total assets and decreases in loans and deposits. Total assets increased to $526.2 million at September 30, 2003, compared with $518.0 million at December 31, 2002. The increase of $8.2 million or 1.60% in total assets resulted primarily from the proceeds received from Federal Home Loan Bank (FHLB) advances and federal funds purchased of $12.8 million or 30.0%, partially offset by a decrease in deposits of $4.2 million or 1.0%. Total FHLB advances and federal funds purchased increased to $55.6 million at September 30, 2003 compared to $42.8 million at December 31, 2002 to help fund future growth in earning assets. Gross loans decreased to $356.8 million at September 30, 2003 from $365.6 million at December 31, 2002, a decrease of $8.8 million or 2.4%. Total deposits decreased to $420.7 million at September 30, 2003 compared to $425.0 million at December 31, 2002.

        Total shareholders’ equity was $35.6 million at September 30, 2003, compared with $34.6 million at December 31, 2002, an increase of $1.0 million or 2.8%. This increase is due to earnings for the period of $2.8 million partially offset by a decrease in accumulated other comprehensive income of $1.1 million, the payment of dividends of $497,000 and the purchase of 10,000 shares of common stock as treasury stock at a cost of $161,000 pursuant to the Company’s repurchase program.

RESULTS OF OPERATIONS

Interest Income

        Interest income for the nine months ended September 30, 2003 was $20.8 million, a decrease of $866,000 or 4.0% compared with the nine months ended September 30, 2002. Despite the increase in average interest-earning assets, interest income decreased primarily due to lower rates earned on earnings assets as a result of the falling interest rate environment. The average interest rate earned on interest-earnings assets decreased from 6.58% during the nine months ended September 30, 2002 to 5.79% during the nine months ended September 30, 2003. Average loans were $360.4 million for the nine months ended September 30, 2003, compared with $338.7 million for the nine months ended September 30, 2002, an increase of $21.7 million or 6.4%. Average securities were $111.3 million for the nine months ended September 30, 2003, compared with $87.6 million for the nine months ended September 30, 2002, an increase of $23.7 million or 27.1%. Growth in the average volume of interest-earning assets was primarily funded by a growth in deposits for the comparable periods and an increase in FHLB advances.

        Interest income for the three months ended September 30, 2003 was $6.7 million, a decrease of $635,000 or 8.6% compared with the three months ended September 30, 2002. The decrease was primarily due to a decrease in the average yield on interest-earning assets from 6.43% during the three months ended September 30, 2002 to 5.56% during the three months ended September 30, 2003, partially offset by a $25.3 million increase in average interest-earning assets.

Interest Expense

        Interest expense on deposits and other interest-bearing liabilities was $8.0 million for the nine months ended September 30, 2003, compared with $9.3 million for the nine months ended September 30, 2002, a decrease of $1.3 million or 13.8%. The decrease in interest expense is due primarily to a decrease in average interest rate paid on interest-bearing liabilities from 3.26% for the nine months ended September 30, 2002 to 2.55% for the nine months ended September 30, 2003. The decrease is partially offset by a $38.0 million or 10.0% increase in average interest-bearing liabilities to $419.7 million for the nine months ended September 30, 2003, from $381.8 million for the nine months ended September 30, 2002.

        Interest expense was $2.4 million for the three months ended September 30, 2003, compared with $3.1 million for the three months ended September 30, 2002, a decrease of $648,000 or 21.2%. The decrease in interest expense for the comparable three month period is also due to decreases in average interest rates paid on interest-bearing liabilities, partially offset by increases in average balances.

Net Interest Income

        Net interest income was $12.8 million for the nine months ended September 30, 2003 compared with $12.3 million for the nine months ended September 30, 2002, an increase of $421,000 or 3.4%. The increase in net interest income resulted primarily from growth in average interest-earnings assets to $479.4 million for the nine months ended September 30, 2003, from $439.5 million for the nine months ended September 30, 2002, an increase of $39.9 million or 9.1%, partially offset by growth in average interest-bearing liabilities to $419.7 million for the nine months ended September 30, 2003, from $381.8 million for the nine months ended September 30, 2002, an increase of $38.0 million, or 10.0%. Net interest income was $4.3 million for the three months ended September 30, 2003 and September 30, 2002. The net interest margin decreased from 3.75% to 3.57% for the three months ended September 30, 2003 and decreased from 3.75% to 3.56% for the nine months ended September 30, 2003 compared to the same three and nine-month periods ended September 30, 2002. The decrease for the three and nine months ended September 30, 2003 can be attributed to the fact that the percentage growth in average interest bearing liabilities exceeded the percentage growth in average interest-earning assets causing the ratio of average interest-earning assets to average interest-bearing liabilities to decrease.

        Additionally, the average rate earned on interest-earning assets decreased at a faster rate than the average rate paid on interest-bearing liabilities due to the Bank’s positive gap position in a down interest rate environment.

        The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

        The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2003 and 2002, respectively. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The net interest spread is the difference between the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities. The net interest margin is net interest income as a percentage of average interest-earning assets. No tax equivalent adjustments were made and all average balances are derived from average daily balances. Nonaccruing loans have been included in the tables as loans carrying a zero yield.

	Three Months Ended September 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Loans	$358,357	$5,788	6.41%	$347,446	$6,069	6.93%
Securities	110,938	891	3.19%	92,918	1,229	5.25%
Federal funds sold	3,160	8	1.00%	13,638	59	1.72%
Interest-bearing deposits in
other financial institutions	6,834	35	2.03%

Total interest-earning assets	479,289	6,722	5.56%	454,002	7,357	6.43%
Less allowance for loan losses	(3,795)			(3,574)

Total interest-earning
assets, net of allowance	475,494			450,428
Non-earning assets:
Cash and due from banks	21,582			15,579
Premises and equipment	13,333			13,361
Interest receivable and
other assets	16,858			17,567
Other real estate owned	1,151			1,387

Total assets	$528,418			$498,322

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money
market accounts	$127,317	$212	0.66%	$108,716	$380	1.39%
Time deposits	226,304	1,434	2.51%	232,677	2,028	3.46%

Total interest-bearing
deposits	353,621	1,646	1.85%	341,393	2,408	2.80%
FHLB advances and federal funds purchased	54,465	517	3.77%	46,659	462	3.93%
Minority interest-trust preferred securities	10,000	250	9.92%	7,000	191	10.83%

Total interest-bearing
liabilities	418,086	2,413	2.29%	395,052	3,061	3.07%

Noninterest-bearing liabilities:
Demand deposits	70,915			63,567
Accrued interest, taxes and
other liabilities	4,198			5,058

Total liabilities	493,199			463,677
Shareholders’ equity	35,219			34,645

Total liabilities and
shareholders’ equity	$528,418			$498,322

Net interest income		$4,309			$4,296

Net interest spread			3.27%			3.36%

Net interest margin			3.57%			3.75%

14

	Nine Months Ended September 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Loans	$360,387	$17,707	6.57%	$338,702	$17,947	7.08%
Securities	111,321	2,978	3.58%	87,556	3,518	5.37%
Federal funds sold	4,332	38	1.17%	13,216	164	1.66%
Interest-bearing deposits in
other financial institutions	3,379	42	1.66%	30	2	1.50%

Total interest-earning assets	479,419	20,765	5.79%	439,504	21,631	6.58%
Less allowance for loan losses	(3,753)			(3,434)

Total interest-earning
assets, net of allowance	475,666			436,070
Non-earning assets:
Cash and due from banks	18,596			14,454
Premises and equipment	13,423			13,458
Interest receivable and
other assets	17,760			17,196
Other real estate owned	1,440			1,333

Total assets	$526,885			$482,511

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money
market accounts	$120,674	$719	0.80%	$107,685	$1,177	1.46%
Time deposits	238,193	5,053	2.84%	227,289	6,365	3.74%

Total interest-bearing
deposits	358,867	5,772	2.15%	334,974	7,542	3.01%
FHLB advances and federal funds purchased	50,880	1,492	3.92%	39,776	1,193	4.01%
Minority interest-trust preferred securities	10,000	749	10.01%	7,000	565	10.79%

Total interest-bearing
liabilities	419,747	8,013	2.55%	381,750	9,300	3.26%

Noninterest-bearing liabilities:
Demand deposits	67,392			62,308
Accrued interest, taxes and
other liabilities	4,485			4,866

Total liabilities	491,624			448,924
Shareholders’ equity	35,261			33,587

Total liabilities and
shareholders’ equity	$526,885			$482,511

Net interest income		$12,752			$12,331

Net interest spread			3.24%			3.32%

Net interest margin			3.56%			3.75%

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

	Three Months Ended September 30,
	2003 vs. 2002
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Unaudited)
Interest-earning assets:
Loans	$756	$(1,037)	$(281)
Securities	946	(1,284)	(338)
Federal funds sold	(180)	129	(51)
Interest-bearing deposits in other
financial institutions	--	35	35

Total change in interest income	1,522	(2,157)	(635)

Interest-bearing liabilities:
NOW, savings, and money market
accounts	259	(427)	(168)
Time deposits	(221)	(373)	(594)
FHLB advances and federal funds purchased	307	(252)	55
Minority interest expense-trust preferred securities	325	(266)	59

Total change in interest expense	670	(1,318)	(648)

Total change in net interest income	$852	$(839)	$13

16

	Nine Months Ended September 30,
	2003 vs. 2002
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Unaudited)
Interest-earning assets:
Loans	$1,535	$(1,775)	$(240)
Securities	1,276	(1,816)	(540)
Federal funds sold	(147)	21	(126)
Interest-bearing deposits in other
financial institutions	50	(10)	40

Total change in interest income	2,714	(3,580)	(866)

Interest-bearing liabilities:
NOW, savings, and money market
accounts	190	(648)	(458)
Time deposits	408	(1,720)	(1,312)
FHLB advances & federal funds purchased	445	(146)	299
Minority interest expense-trust preferred securities	324	(140)	184

Total change in interest expense	1,367	(2,654)	(1,287)

Total change in net interest income	$1,347	$(926)	$421

Provision for Loan Losses

        Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of the Company’s loan portfolio by an external loan review firm. The provision for loan losses for the nine months ended September 30, 2003, was $775,000 compared to $1.0 million for the nine months ended September 30, 2002, a decrease of $260,000 or 25.1%. The provision for loan losses for the three months ended September 30, 2003, was $250,000 compared to $335,000 for the three months ended September 30, 2002, a decrease of $85,000 or 25.4%. The decrease for both periods was partially due to the decrease in the ratio of net charge offs to average loans from 0.22% for the nine-months ended September 30, 2002 to 0.17% for the nine months ended September 30, 2003. Management believes the allowance for loan losses is adequate as of the dates indicated based on its assessment of the factors listed above.

Noninterest Income

The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Service charges on deposit accounts	$715	$780	$2,122	$2,185
Fee income	244	234	731	606
Fiduciary income	45	45	127	122
Other noninterest income	189	121	728	459
Realized gain on securities	16	47	187	364

Total noninterest income	$1,209	$1,227	$3,895	$3,736

        As indicated above, the Company’s primary sources of recurring noninterest income are service charges on deposit accounts, fee income and other noninterest income. Noninterest income for the nine months ended September 30, 2003 increased $159,000, or 4.3% over the same period in 2002. The increase was primarily due to increases in mortgage loan origination and loan processing fees and an increase in other noninterest income due to the increased volume of sales of mortgage loans into the secondary market. These increases were partially offset by a decrease in realized gain on sale of securities of $177,000, or 48.6% for the same comparable period. Noninterest income for the three month period ended September 30, 2003 decreased $18,000 or 1.5% primarily due to a decrease in service charges on deposit accounts during the same period in 2002 and a decrease in realized gain on securities sold.

Noninterest Expenses

The following table presents, for the periods indicated, the major categories of noninterest expenses (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Employee compensation and benefits	$2,313	$2,140	$6,997	$6,354

Non-staff expenses:
Net bank premises expense	501	490	1,509	1,450
Office and computer supplies	74	63	224	196
Legal and professional fees	173	236	552	510
Advertising	70	65	202	230
Postage	58	47	150	141
FDIC insurance	17	17	51	50
Other	757	625	2,347	1,816

Total non-staff expenses	1,650	1,543	5,035	4,393

Total noninterest expenses	$3,963	$3,683	$12,032	$10,747

        Employee compensation and benefits expense increased $173,000, or 8.1%, and $643,000, or 10.1%, for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. The increase for both the three and nine month periods ended September 30, 2003 was due primarily to normal salary increases and additional staff placement in the Mt. Pleasant, Texarkana, and Sulphur Springs locations to handle customer growth. The number of full-time equivalent employees was 222 at September 30, 2003, compared with 213 at September 30, 2002, an increase of 4.2%.

        Non-staff expenses increased $107,000, or 6.9%, and $642,000, or 14.6%, for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. Net bank premises expense increased $11,000, or 2.2% and $59,000, or 4.1%, respectively, in 2003 over the comparable periods in 2002 primarily due to higher building maintenance expense and increased property tax expense. Legal and professional expense also increased by $42,000, or 8.2% for the nine months ended September 30, 2003 primarily due to the cost incurred to contest the position the Internal Revenue Service took regarding Guaranty Leasing Partnership deductions.

        Other non-staff expenses increased $132,000, or 21.1% and $531,000, or 29.2%, for the three and nine month periods ended September 30, 2003, respectively, compared with the same periods in 2002. These increases were primarily the result of an increase in software support fees, ATM and debit card expenses, a permanent impairment charge to the Aircraft Finance Trust lease in the amount of $113,000 taken in the second quarter of 2003, and the upgrading of telephone communication lines.

Income Taxes

        Income tax expense for the nine months ended September 30, 2003 and 2002 was $1.1 million. Income tax expense was $370,000 for the three months ended September 30, 2003 compared with $413,000 for the three months ended September 30, 2002, a decrease of $43,000 or 10.4%. The decrease in the three months ended September 30, 2003 was primarily attributable to the decrease in income before income taxes. The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

Loan Portfolio (including loans held for sale)

        Gross loans were $356.8 million at September 30, 2003, a decrease of $8.8 million or 2.4% from $365.6 million at December 31, 2002. The decrease occurred primarily in 1-4 family residential loans due to an increased volume of loans refinanced and placed into the secondary market and in commercial and industrial loans. Average loans comprised 75.2% of total average interest-earning assets at September 30, 2003 compared with 77.1% at September 30, 2002.

        The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2003 and December 31, 2002 (dollars in thousands):

	September 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Unaudited)
Commercial and industrial	$53,683	15.04%	$58,661	16.05%
Agriculture	10,117	2.84	9,989	2.73
Real estate:
Construction and land development	18,593	5.21	14,017	3.83
1–4 family residential	134,821	37.78	139,156	38.06
Loans, held for sale	3,034	0.85	5,727	1.57
Farmland	18,697	5.24	14,765	4.04
Commercial	77,844	21.82	81,649	22.33
Multi-family residential	9,542	2.67	9,289	2.54
Consumer, net of unearned discounts	30,497	8.55	32,362	8.85

Total gross loans	$356,828	100.00%	$365,615	100.00%

Allowance for Loan Losses

        In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio. Management determines the adequacy of the allowance through its evaluation of the loan portfolio and based on the factors set forth in “—Results of Operations—Provision for Loan Losses.” In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. Loan charge-offs, net of recoveries, during the nine month period ended September 30, 2003 decreased $122,000 or 16.3% compared with the same period in 2002 September 30, 2002. At September 30, 2003 and September 30, 2002, the allowance for loan losses totaled $3.8 million or 1.08% of gross loans and $3.6 million or 1.03% of gross loans, respectively. The allowance for loan losses as a percentage of nonperforming loans was 114.83% and 102.66% at September 30, 2003 and 2002, respectively.

Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	(Unaudited)
Average loans outstanding	$360,387	$338,702

Gross loans outstanding at end of period	$356,828	$351,407

Allowance for loan losses at beginning of period	$3,692	$3,346
Provision for loan losses	775	1,035
Charge-offs:
Commercial and industrial	(406)	(236)
Real estate	(23)	(370)
Consumer	(250)	(283)
Recoveries:
Commercial and industrial	4	26
Real estate	9	56
Consumer	39	58

Net loan charge-offs	(627)	(749)

Allowance for loan losses at end of period	$3,840	$3,632

Ratio of allowance to end of period loans	1.08%	1.03%
Ratio of net charge-offs to average loans	0.17%	0.22%
Ratio of allowance to end of period nonperforming loans	114.83%	102.66%

Nonperforming Assets

        Nonperforming assets were $4.2 million at September 30, 2003 compared with $4.3 million at December 31, 2002. Nonaccrual loans decreased $125,000 from $2.8 million at December 31, 2002 to $2.7 million at September 30, 2003. This decrease is due primarily to several smaller loans being removed from non-accrual status. Accruing loans 90 or more days past due increased $255,000, from $404,000 at December 31, 2002 to $659,000 at September 30, 2003. This increase is due primarily to general economic conditions being less favorable than expected. Other real estate decreased $301,000 during the same comparative period. The decrease in other real estate is primarily the result of loans that were foreclosed on during the period totaling $1.0 million, net of sales of properties with a carrying value of $1.3 million. Management anticipates minimal losses on the total of these nonperforming assets. The Company had no restructured loans at September 30, 2003 or at December 31, 2002.

        The ratio of nonperforming assets to total loans and other real estate was 1.16% and 1.18% at September 30, 2003 and December 31, 2002, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)
Nonaccrual loans	$2,685	$2,810
Accruing loans 90 or more days past due	659	404

Total nonperforming loans	3,344	3,214
Other real estate	809	1,111

Total nonperforming assets	$4,153	$4,325

Securities

        Securities totaled $107.2 million at September 30, 2003, an increase of $227,000 or 0.21% from $107.0 million at December 31, 2002. At September 30, 2003, securities represented 20.4% of total assets compared with 20.7% of total assets at December 31, 2002. The average yield on securities for the nine months ended September 30, 2003 was 3.58% compared with 5.37% for the same period in 2002. At September 30, 2003, securities included $10.1 million in U.S. Government securities, $92.0 million in mortgage-backed securities $3.8 million in equity securities, and $1.3 million in municipal securities. The average life of the securities portfolio at September 30, 2003, is approximately 2.64 years, however, all of the Company’s securities are classified as available-for-sale.

Other Assets

        Other assets totaled $9.6 million at September 30, 2003 compared to $9.3 million at December 31, 2002, an increase of $344,000 or 3.7%. This increase resulted primarily from the recording of additional cash value on key-man life insurance that the Company owns.

Deposits

        At September 30, 2003, demand, money market and savings deposits account for approximately 48.0% of total deposits, while certificates of deposit made up 52.0% of total deposits. Total deposits decreased $4.2 million or 1.0% from December 31, 2002 to September 30, 2003. This decrease comes primarily from a decrease in certificate of deposits of $22.0 million or 9.1%, partially offset by an increase in interest-bearing demand deposits of $11.6 million or 10.1%. Noninterest-bearing demand deposits totaled $74.6 million or 17.7% of total deposits at September 30, 2003, compared with $68.5 million or 16.1% of total deposits at December 31, 2002. The average cost of deposits, including noninterest-bearing demand deposits, was 1.81% for the nine months ended September 30, 2003 compared with 2.54% for the same period in 2002.

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

        The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first nine months of 2003 were securities purchases of $93.8 million, security calls, maturities, and principal repayments of $47.3 million, securities sales of $43.4 million, and the net increase in FHLB advances of $10.5 million.

Off Balance Sheet Items

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

        Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

        Outstanding commitments and letters of credit are approximately as follows (dollars in thousands):

	Contract or Notional Amount
	September 30, 2003	December 31, 2002
	(Unaudited)
Commitments to extend credit	$28,306	$27,838
Letters of credit	1,342	1,140

Capital Resources

        Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively. As of September 30, 2003, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios are 12.10%, 13.18%, and 8.17%, respectively. As of September 30, 2003, the Bank’s risk-based capital ratios remain above the levels required for the Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 11.66%, 12.74%, and 7.88%, respectively.

Recent accounting pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issue Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which establishes criteria to identify and assess a company’s interest in variable interest entities and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or obtained after January 2003, and will be effective for all variable interest entities for periods beginning after December 15, 2003. The adoption of FIN 46 is not expected to require the consolidation by the Company of any additional entities.

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

ITEM 4. CONTROLS AND PROCEDURES

        (a)        Evaluation of Disclosure Controls and Procedures.

        As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)       Changes in internal control over financial reporting

        There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected., or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Item 7 and Item 12 of Form 8-K on August 8, 2003 to announce the release of the Company’s earnings for the second quarter 2003.

25

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	GUARANTY BANCSHARES, INC. (Registrant) By: /s/ Arthur B. Scharlach, Jr. —————————————— Arthur B. Scharlach, Jr. President & Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2003	By: /s/ Clifton A. Payne —————————————— Clifton A. Payne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

26

Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

27