Form 10-K
period 2003-12-31
GUARANTY BANCSHARES INC /TX/
filed 2004-03-17
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-23113

GUARANTY BANCSHARES, INC.
 (Exact name of registrant as specified in its charter)

Texas	75-1656431
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

100 West Arkansas	75455
Mount Pleasant, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(903) 572-9881

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value
$1.00 per share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          As of February 17, 2004, the number of outstanding shares of Common Stock was 2,921,928.  As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $24.6 million.

Documents Incorporated by Reference:

          Portions of the Company’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2003, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	changes in the Company’s ability to pay dividends on its Common Stock;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	the effects of the Internal Revenue Service’s examination regarding the Company’s leveraged leasing transactions;

•	changes in economic and business conditions which would adversely affect the value of the Aircraft Finance Trust (“AFT”), and cause the Company to not fully realize its current investment in AFT; and,

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

          The Company has grown through a combination of internal growth, the acquisition of community banks and the opening of new community banking offices.  In 1992, the Company established its Deport, Texas location by acquiring certain assets and liabilities of the First National Bank of Deport (the “Deport Bank”).  The Deport Bank also had a branch in Paris, Texas, which the Company acquired.  To enhance its expansion into the Paris community, in 1994 the Company constructed a new facility to serve as its Paris location.  In 2001, the Paris facility was expanded from approximately 5,400 square feet to approximately 9,700 square feet, again to service the expanded customer base.  In 1993, the Company purchased a commercial bank in Bogata, Texas and in 1996 opened a second retail-service banking facility in Mount Pleasant. In 1997, the Company merged Talco State Bank into the Bank and opened a full-service location in Texarkana.  Texarkana is the center of a trade area encompassing approximately 130,000 people.  Management of the Company continues to believe that this trade area provides opportunity for strong growth in loans and deposits.  Texas Highway 59 (scheduled to become Interstate 69), which serves as the primary “NAFTA Highway” linking the interior United States and Mexico, is a main artery to Texarkana.  The increased traffic along this NAFTA Highway is expected to enhance economic activity in this area and create more opportunities for growth.  In 1998, the Company completed a new facility in Texarkana to enhance its expansion in the Texarkana market.   In 1999, the Company opened a full-service location in Pittsburg, Texas, a community of approximately 4,500 people located 12 miles from Mount Pleasant.  Also in 1999, the Company acquired the First American Financial Corporation, (“First American”), with locations in Sulphur Springs and Commerce, Texas.  The Company also acquired First American’s wholly owned mortgage company.  In 2000, the operations of the mortgage subsidiary, which were being continued by the Company under the name Guaranty Mortgage Company, were merged into the Bank.  Also in August 2000, the Company was granted approval by the Texas Department of Banking to open a loan production office in Fort Stockton, Texas, located in the western portion of Texas, which became a full-service bank in December of 2000.  As of December 31, 2003, product offerings at the Fort Stockton location are limited to loans and time deposits.

          The Company has developed a community-banking network, with most of its offices located in separate communities. Lending and investment activities are funded from a strong core deposit base consisting of approximately 40,000 deposit accounts as of December 31, 2003. Each of the Company’s offices has the authority and flexibility to make pricing decisions within overall ranges developed by the Company as a form of quality control.  Management of the Company believes that its responsiveness to local customers and ability to adjust deposit rates and price loans at each location gives it a distinct competitive advantage.  Employees are committed to personal service and developing long-term customer relationships, and adequate staffing is provided at each location to ensure that customers’ needs are well addressed. The Company provides economic incentives to its officers to develop additional business for the Company and to cross-sell additional products and services to existing customers.

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

          The national, regional and local economies have experienced a slight deterioration, but have shown signs of improvement, though at a slow pace.  While this deterioration has had a negative affect on the Bank’s earnings and growth, management believes the Bank is well positioned to weather this event and get back into its growth pattern in 2004.

          The Bank owns interests in five entities which complement the Company’s business, the first three of which are wholly-owned: (i) Guaranty Leasing Company (“Guaranty Leasing”), which finances equipment leases and has engaged in certain leveraged lease transactions; (ii) Guaranty Company, which owns real estate for future Bank expansion; (iii) GB Com, Inc., a nominee company; (iv) BSC Securities, L.C. (“BSC”), which provides brokerage services; and, (v) Independent Bank Services, L.C. (“IBS”), which performs compliance, loan review, internal audit and EDP audit functions.  These entities are accounted for in the Bank’s financial statements using the equity method of accounting and are included in other assets on the balance sheet.

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

          Controlled Core Growth.  Prior to 2003, the Company had increased its market share in each of the communities in which it maintains a full-service banking center.  In 2003, the Company experienced a decrease in time deposits due to accounts seeking alternative reinvestments caused by the historic low interest rate environment.  Other types of accounts such as checking, money market and savings, experienced growth in volume and dollars.  In its principal location of Mount Pleasant, the Company’s market share of financial institution deposits, based on the FDIC Deposit Market Share data as of June 30, 2003, was approximately 42.5%, the largest single financial institution in that market.  This same report showed gains in market share with total market share for the Commerce location at 4.95%, Pittsburg at 10.82%, Sulphur Springs at 15.43%, Paris at 11.91%, and Bogata at 12.31%.  The Company is well known in its geographic area as a result of its longevity and reputation for service.  The Company intends to continue to grow by seeking strategic acquisitions and branching opportunities as well as servicing its existing customer base.

          Leadership Technology.  The Company has embraced technological change as a way to remain competitive, manage operational costs associated with growth and offer superior products to its customers.  Recent technological implements include mailroom automation, Voice-Over-IP telephony, and Internet Banking enhancements.  This adds to our existing electronic bill and note payment, note and document imaging, electronic report management, remote proof capture, electronic statement delivery, and an automated voice response system.  Currently, the Company is evaluating several additional enhancements that will improve its ability to deliver information internally to improve productivity and externally to provide convenience and timeliness to its growing customer base.  Such enhancements include consolidation of various accounting systems the Bank uses, implementation of a new “Check 21” compatible teller system and electronic check/image presentment.  The Company has made significant investments in technology, and has become a technological leader in its market.

          Offer Competitive Products.  The Company recognizes its competition is not solely banks, but brokerage houses, insurance companies, credit unions and various other competitors, and that in order to thrive it must be competitive in the products that it offers.  The Company offers a full range of commercial loan products, including term loans, lines of credit, fixed asset loans, real estate loans and working capital loans.  The Company also offers consumers a full range of personal loan products including automobile loans, home improvement loans, consumer loans and mortgage loans.  The Company also has a wide variety of deposit products, including a Premier Money Market Account that pays a rate competitive with most brokerage investment accounts.  This product, coupled with certificates of deposit, NOW accounts, savings accounts, Internet banking, free checking, debit cards and overdraft protection, gives the customer a full complement of deposit products at competitive rates.

          Expand Revenue Sources.  In order to provide service to its customers and to augment revenues, the Company offers brokerage services through BSC, a full-service brokerage company.   BSC offers a complete array of investment options including stocks, bonds, mutual funds, financial and retirement planning, tax advantaged investments and asset allocations.  BSC offers securities through Southwest Securities, a Texas-based independent clearing firm and is licensed and regulated through the National Association of Securities Dealers, the Securities and Exchange Commission and various state and federal banking authorities.  The Company’s Trust Department offers complete trust services, including estate administration and custody, trust and asset management services.    Management believes that an aging affluent population will foster an increase in the need for professional estate administration services.  The maturing of the baby boomer generation is creating a market for asset management services.  The Trust Department is in a unique position since there is little competition for trust services in the Company’s markets.  Because of the Company’s strong presence in its markets, management believes that banking relationships can be leveraged into growth for the Trust Department.  In 2003, Trust Department assets under management increased $20.3 million, or 71%.  Growth in trust assets and corresponding management fees will result from expanding estate administration, traditional trust services, asset management services and custodial services in the Company’s markets.

          Improve Operating Efficiencies.  In order to control overhead expenses, the Company seeks to provide a full range of services as effectively as possible.  Through BSC, the Company is able to provide its customers with full brokerage services without having to carry the entire cost itself due to a shared cost agreement with other banks.  Similarly, the Company enjoys the compliance and loan review functions provided by IBS on a shared cost basis with a group of other banks participating in this arrangement.  The Company has spent the last ten years and considerable revenue expanding its market and improving the delivery of its financial products, which has resulted in a higher than desired efficiency ratio.  Beginning with the acquisition of the Deport Bank in 1992, the Company has added ten locations.  As a result, it has taken longer for the Company to achieve the desired economies of scale, but with its growth rate, those economies are beginning to be realized and the efficiency ratio is expected to show improving trends in the future.  The Company has the support staff and related fixed asset investments to accommodate additional growth and enjoy additional economies of scale.

          Training.   An effective training program is critical to the Company’s success.  The rapid growth experienced by the Company, changes in technology, changes in bank regulations, and staff development all contribute to the need for a strong training program.  To this end, the Human Resource Manager has developed a formalized training program that focuses on technology, compliance, and operations.  In addition, more programs are scheduled to come online in 2004 that target the heart of the Company’s business sales and service.

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

          Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions.  See “-

Supervision and Regulation – The Company”.  The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

          The Partnership incurs a tax loss while the master lease/sublease structure is in place, primarily because deductions for rentals paid under the master lease exceed taxable interest income under the purchase money note.  Consequently, Guaranty Leasing has reported tax losses as a result of its investments in the Partnerships, which were deductible by the Company.  In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by one of the three Partnerships during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed.  In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by that Partnership during 1997 of $487,000 would also be disallowed.  In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment disallowing these deductions.  Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions.  The Company recorded and expensed the tax affect of the disallowed deductions in 2002.  On February 3, 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas the (“Texas Court”).  On August 5, 2003, the Texas Court issued a Docket Control Order establishing a court timeline and a final Pretrial Conference for April 5, 2004.  On October 17, 2003, the Government filed a Motion to Transfer Venue from the Texas Court to the United States District Court for the Eastern District for Virginia, (the “Virginia Court”).  On November 25, 2003, the Government filed a Motion to Stay Proceedings.  On December 18, 2003, the Texas Court issued an Order to Stay Proceedings pending the Court’s ruling on the Government’s Motion to Transfer Venue.  Any final determination with respect to the Partnership will be binding on the Company.  In addition to the ongoing litigation regarding the Partnership, the Service is currently in the process of examining the tax deductions taken for the other two Partnerships.  No determination has been made regarding the disallowance of similar deductions for these other two Partnerships.  Should the Service ultimately disallow the related tax deductions taken during the remaining years of the above partnership as well as the other two Partnerships, the Company will be required to recognize an additional maximum tax liability of approximately $3.9 million plus possible penalty and interest.  The Company is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position.

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

          During the fourth quarter of 2001, on belief that the Company’s investment in AFT was impaired by declines in air travel and reduced demand for commercial aircraft, an impairment charge of $1.5 million was recorded and the carrying amount of the investment was reduced to $1.6 million.  During the third quarter of 2001, AFT recorded an impairment charge of $18.2 million related to two airplanes.  In addition, management received indications the appraised value of AFT’s fleet of airplanes had declined approximately 9% from their value during 2003.  Based on these factors, the limited marketability of the investment, the uncertainty surrounding the air transport industry and general economic conditions, management believed that the value of its investment in AFT was permanently impaired and in 2003 recorded an impairment charge of $113,000.

Employees

          As of December 31, 2003, the Company had 211 full-time employees and 30 part-time employees, 86 of whom were officers of the Bank. All employees are non-union employees.  The Company provides medical and hospitalization insurance to its full-time employees. The Company considers its relations with employees to be excellent.

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

•	due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and,

•	filing of suspicious activities reports regarding securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

          Under the Financial Services Modernization Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  Pursuant to the rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and,

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

          These privacy provisions will affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors.  Management believes the privacy positions have not had a material adverse effect on the Company’s financial condition or results of operations.

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

          Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2003, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.10% and its ratio of total capital to total risk-weighted assets was 13.18%.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

          In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2003, the Company’s leverage ratio was 8.32%.

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

          Financial Modernization.  Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment and annuity issuance.  To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better.  Subsidiary banks of a bank holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries.  In addition, a bank holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the bank holding company or the bank has a CRA rating of satisfactory or better.

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

          Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.  The Federal Reserve has also issued Regulation W which codifies prior regulations under Section 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

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

          Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with accounting principles generally accepted in the United States of America, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

          Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

          The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2003, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 11.72% and its ratio of total capital to total risk-weighted assets was 12.81%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

          The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy, which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 2003, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.05%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

          Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized.

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

          Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2003. The Bank’s capital ratios exceeded the minimum requirements for “well capitalized” institutions under the regulatory framework for prompt corrective action at December 31, 2003. As a result, the Company does not believe that FDICIA’s prompt corrective action regulations will have any material effect on the activities or operations of the Bank. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

          On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalize the Savings Association Insurance Fund (“SAIF”) and assure the payment of the Financing Corporation’s (“FICO”) bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987.  The FDIC also applies an assessment against BIF-assessable deposits to be paid to the Financing Corporation (“FICO”) to assist in paying interest of FICO bonds, which financed the resolution of the thrift industry crisis.  The FICO assessment on BIF-insured deposits was approximately 1.52 basis points for the fourth quarter 2003.  The FICO assessment rate is adjusted quarterly.

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

Location	Address	Deposits at December 31, 2003

		(Dollars in thousands)

Bogata	110 Halesboro Street, Bogata, Texas 75417	$14,925
Commerce	1108 Park Street, Commerce, Texas 75429	30,217
Deport	111 Main Street, Deport, Texas 75435	18,475
Fort Stockton	#1 Spring Drive, Fort Stockton, Texas 79735	673 (1)
Mount Pleasant-Downtown	100 West Arkansas, Mount Pleasant, Texas 75455	154,143
Mount Pleasant-South	2317 South Jefferson, Mount Pleasant, Texas 75455	4,734
Paris	3250 Lamar Avenue, Paris, Texas 75460	64,604
Pittsburg	116 South Greer Blvd., Pittsburg, Texas 75686	20,776
Sulphur Springs	919 Gilmer Street, Sulphur Springs, Texas 75482	63,305
Talco	104 Broad Street, Talco, Texas 75487	13,919
Texarkana	2202 St. Michael Drive, Texarkana, Texas 75503	22,076

(1)	Location offers loans and time deposits only.

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

          In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by one of the three Partnerships during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed.  In October 2001, the Service informed Guaranty Leasing that it has taken the position that certain losses taken by that Partnership during 1997 of $487,000 would also be disallowed.  In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment disallowing these deductions.  Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions.  The Company has recorded and expensed the tax affect of the disallowed deductions.  On February 3, 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas the (“Texas Court”).  On August 5, 2003, the Texas Court issued a Docket Control Order establishing a court timeline and a final Pretrial Conference for April 5, 2004.  On October 17, 2003, the Government filed a Motion to Transfer Venue from the Texas Court to the United States District Court for the Eastern District for Virginia, (the “Virginia Court”).  On November 25, 2003, the Government filed a Motion to Stay Proceedings.  On December 18, 2003, the Texas Court issued an Order to Stay Proceedings pending the Court’s ruling on the Government’s Motion to Transfer Venue.  Any final determination with respect to the Partnership will be binding on the Company.  In addition to the ongoing litigation regarding the Partnership, the Service is currently in the process of examining the tax deductions taken for the other two Partnerships.  No determination has been made regarding the disallowance of similar deductions for these other two Partnerships.  Should the Service ultimately disallow the related tax deductions taken during the remaining years of the above partnership as well as the other two partnerships, the Company will be required to recognize an additional maximum tax liability of approximately $3.9 million plus possible penalty and interest.  The Company is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

          The Common Stock began trading on May 21, 1998 and is listed on the Nasdaq National Market System (“Nasdaq NMS”) under the symbol “GNTY”.  Prior to that date, the Company’s Common Stock was privately held and not listed on any public exchange or actively traded.  The Company had a total of 2,921,928 shares outstanding at December 31, 2003.   As of December 31, 2003, there were 371 registered shareholders of record.  The number of beneficial shareholders is unknown to the Company at this time.

          The following table presents the high and low Common Stock prices reported on the Nasdaq NMS by quarter during the two years ended December 31, 2003:

	2003		2002

	High	Low	High	Low

Fourth quarter	$22.00	$17.78	$16.25	$14.00
Third quarter	18.15	16.40	15.00	13.07
Second quarter	16.59	14.90	15.15	13.00
First quarter	16.40	15.64	13.25	12.26

          Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefore. While the Company has declared dividends on its Common Stock since 1980, and paid semi-annual dividends aggregating $0.37 per share per annum in 2003, there is no assurance that the Company will continue to pay dividends in the future.

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

          The Company’s cash dividends paid per share by quarter were as follows:

	2003	2002	2001

Fourth quarter	$0.20	$0.17	$0.15
Third quarter	-	-	-
Second quarter	0.17	0.15	0.13
First quarter	-	-	-

Securities Authorized for Issuance Under Equity Compensation Plans

          The Company currently has stock options outstanding.  The options were granted under the Company’s 1998 Stock Incentive Plan which was approved by the Company’s shareholders.  The following table provides information as of December 31, 2003 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

	EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	144,500	$11.42	853,500
Equity compensation plans not approved by security holders	-	-	-

Total	144,500	$11.42	853,500

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

          The following table presents selected historical consolidated financial data as of and for the five years ended December 31, 2003 and are derived from the Company’s Consolidated Financial Statements, which have been audited by independent certified public accountants.

	As of and for the Years Ended December 31

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$27,564	$28,955	$29,861	$29,017	$21,568
Interest expense	10,242	12,272	16,363	16,742	10,506

Net interest income	17,322	16,683	13,498	12,275	11,062
Provision for loan losses	1,075	1,260	1,385	595	310

Net interest income after provision for loan losses	16,247	15,423	12,113	11,680	10,752
Noninterest income	4,937	5,056	6,201	3,723	3,374
Noninterest expense	15,837	14,692	13,519	12,140	10,259

Earnings before taxes	5,347	5,787	4,795	3,263	3,867
Provision for income tax expense	1,503	1,410	1,505	755	745

Net earnings	$3,844	$4,377	$3,290	$2,508	$3,122

Common Share Data:
Net earnings (basic) (1)	$1.32	$1.46	$1.09	$0.80	$1.03
Net earnings (diluted) (1)	1.30	1.45	1.09	0.80	1.03
Book value	12.47	11.81	10.59	9.67	8.77
Tangible book value	11.67	11.01	9.82	8.85	7.81
Cash dividends	0.37	0.32	0.28	0.25	0.25
Dividend payout ratio	28.12%	21.73%	25.56%	30.70%	24.58%
Weighted average common shares outstanding-basic (in thousands)	2,923	2,991	3,016	3,126	3,045
Weighted average common shares outstanding-diluted (in thousands)	2,953	3,013	3,027	3,133	3,045
Period end shares outstanding (in thousands)	2,922	2,932	3,004	3,044	3,232

Balance Sheet Data:
Total assets	$517,078	$517,968	$460,509	$411,031	$370,438
Securities	99,614	106,992	81,715	81,620	79,761
Loans held for sale	1,244	5,727	1,634	172	-
Loans	364,270	359,888	329,621	287,163	255,209
Allowance for loan losses	3,906	3,692	3,346	2,578	2,491
Total deposits	407,847	424,950	383,279	358,265	328,637
Total common shareholders’ equity	36,448	34,644	31,827	29,425	28,496

(Table continues on next page.)

	As of and for the Years Ended December 31

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)

Average Balance Sheet Data:
Total assets	$524,675	$490,620	$432,200	$394,496	$309,247
Securities	109,325	91,710	74,826	84,933	58,308
Loans	359,829	342,823	302,656	267,996	213,737
Allowance for loan losses	3,767	3,485	2,735	2,519	1,876
Total deposits	423,283	403,125	374,566	345,342	276,525
Total common shareholders’ equity	35,496	33,934	30,629	28,266	25,989

Performance Ratios:
Return on average assets	0.73%	0.89%	0.76%	0.64%	1.01%
Return on average common equity	10.83	12.90	10.74	8.87	12.01
Net interest margin	3.63	3.73	3.46	3.44	3.93
Efficiency ratio (2)	71.75	68.79	70.10	75.72	71.12

Asset Quality Ratios(3):
Nonperforming assets to total loans and other real estate	0.90%	1.18%	1.87%	1.73%	0.43%
Net loan charge-offs to average loans	0.24	0.27	0.20	0.19	0.08
Allowance for loan losses to total loans	1.07	1.01	1.01	0.90	0.98
Allowance for loan losses to nonperforming loans (4)	152.52	114.87	59.23	54.83	244.94

Capital Ratios (3):
Leverage ratio	8.32%	8.62%	8.44%	8.60%	8.21%
Average shareholders’ equity to average total assets	6.77	6.92	7.09	7.17	8.40
Tier 1 risk-based capital ratio	12.10	12.06	11.52	11.79	9.86
Total risk-based capital ratio	13.18	13.12	12.58	12.69	10.83

(1)	Net earnings per share are based upon the weighted average number of common shares outstanding during the period.
(2)	Calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding securities losses or gains.
(3)	At period end, except net loan charge-offs to average loans, and average shareholders’ equity to average total assets which is for periods ended at such date.
(4)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies And Accounting Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases its estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

          The Company considers accounting estimates to be critical to its reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial statements. Accounting policies related to allowance for loan losses and loss contingencies are considered to be critical as these policies involve considerable subjective judgment and estimation by management.

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

Overview

          The Company’s results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan, securities and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are increased by the Company’s noninterest income and decreased by the provision for loan losses and noninterest expenses.  General economic and competitive conditions, particularly changes in interest rates, prepayment rates of mortgage-backed securities and loans, repricings of loan relationships, government policies and actions of regulatory authorities, also significantly affect the Company’s results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on the Company.

          Net earnings were $3.8 million, $4.4 million and $3.3 million for the years ended December 31, 2003, 2002, and 2001 respectively, and diluted net earnings per share were $1.30, $1.45, and $1.09 for these same periods.  The decrease in earnings from 2002 to 2003 resulted primarily from an increase in noninterest expense and a decrease in noninterest income, partially offset by an increase in net interest income, caused by a growth in interest-earnings assets and a lower cost of funds.  Average interest-earning assets increased to $476.9 million from $447.4 million, or 6.6% in 2003, while the cost of funds decreased from 3.16% in 2002 to 2.46% in 2003.  The resulting net interest margin decreased from 3.73% in 2002 to 3.63% in 2003, a decrease of 10 basis points or 2.7%.  Noninterest income decreased $119,000, or 2.4% primarily from fewer gains on the sale of securities.  Noninterest expense increased $1.1 million, or 7.8% during 2003 compared to 2002 resulting primarily from an increase in personnel cost.  The increase in earnings from 2001 to 2002 resulted primarily from an increase in net interest income, caused by a growth in interest-earning assets and a lower cost of funds, and increase in noninterest income offset by an increase in the provision for loan losses and an increase in noninterest expense.  The Company posted returns on average assets of 0.73%, 0.89% and 0.76% and returns on average common equity of 10.83%, 12.90% and 10.74% in 2003, 2002, and 2001, respectively.

          Total assets at December 31, 2003 and 2002 were $517.1 million and $518.0 million, respectively.  Total deposits at December 31, 2003 and 2002 were $407.8 million and $425.0 million, respectively, a decrease of $17.1 million, or 4.0% in 2003.  The decrease was primarily attributable to a decrease in certificates of deposits of $25.4 million partially offset by increases in demand accounts of $3.7 million and NOW accounts of $5.0 million.  At December 31, 2003 and 2002, securities totaled $99.6 million and $107.0 million, respectively.  The decrease in securities in 2003 was primarily due to an increase in normal pay-downs in the secondary market caused by the increase in refinancing activity due to the low interest rate environment.  Common shareholders’ equity was $36.4 million and $34.6 million at December 31, 2003 and 2002, respectively.   The increase in common shareholder’s equity for the year ended December 31, 2003 reflects earnings retention, partially offset by a decrease in the unrealized gain on securities available for sale, the purchase of treasury stock and payment of dividends.

Results of Operations

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

          2003 versus 2002   Net interest income increased from $16.7 million in 2002 to $17.3 million in 2003, an increase of $639,000, or 3.8% primarily due to a decrease in interest expense of $2.0 million, or 16.5%, partially offset by a decrease in interest income of $1.4 million, or 4.8%.  This resulted in net interest margins of 3.63% and 3.73% and net interest spreads of 3.32% and 3.31% for the years ended December 31, 2003 and 2002, respectively.

          The increase in net interest income for 2003 was primarily due to the decrease in cost of interest-bearing liabilities from 3.16% in 2002 to 2.46% in 2003.  While the Company had an increase in average loans of $17.0 million, or 4.96% and average securities of $17.6 million, or 19.21%, the impact of these increases were partially offset by lower yields on interest-earning assets which decreased from 6.47% in 2002 to 5.78% in 2003.  The lower yields and lower cost of funds resulted from a decrease in prime rate during 2002 from 4.75% to 4.50% and a further reduction in 2003 from 4.50% to 4.00%.

          2002 versus 2001   Net interest income increased from $13.5 million in 2001 to $16.7 million in 2002, an increase of $3.2 million, or 23.7%.  This resulted in net interest margins of 3.73% and 3.46% and net interest spreads of 3.31% and 2.85% for the years ended December 31, 2002 and 2001, respectively.

          The increase in net interest income for 2002 was primarily due to the decrease in cost of interest-bearing liabilities from 4.80% in 2001 to 3.16% in 2002.   While the Company had an increase in average loans of $40.2 million, or 13.3% and average securities of $16.9 million, or 22.6%, the impact of these increases were partially offset by lower yields on interest-earning assets which decreased from 7.65% in 2001 to 6.47% in 2002.  The lower yields and lower costs of funds resulted from a decrease in prime rate during 2001 from 9.50% to 4.75% and a further reduction in 2002 from 4.75% to 4.50%.

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

	Years Ended December 31,

	2003			2002			2001

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)

Assets
Interest-earning assets:
Loans	$359,829	$23,473	6.52%	$342,823	$24,119	7.04%	$302,656	$24,591	8.13%
Securities	109,325	3,977	3.64	91,710	4,629	5.05	74,826	4,693	6.27
Federal funds sold and interest-bearing deposits	7,722	114	1.48	12,821	207	1.61	12,804	577	4.51

Total interest-earning assets	476,876	27,564	5.78%	447,354	28,955	6.47%	390,286	29,861	7.65%

Less allowance for loan losses	(3,767)			(3,485)			(2,735)

Total interest-earning assets, net of allowance	473,109			443,869			387,551
Non-earning assets:
Cash and due from banks	19,440			14,640			12,508
Premises and equipment	13,383			13,442			13,569
Interest receivable and other assets	17,462			17,437			17,975
Other real estate owned	1,281			1,232			597

Total assets	$524,675			$490,620			$432,200

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money market accounts	$121,439	$941	0.77%	$108,664	$1,507	1.39%	$104,600	$2,704	2.59%
Time deposits	232,976	6,299	2.70	231,196	8,330	3.60	213,839	12,132	5.67

Total interest-bearing deposits	354,415	7,240	2.04	339,860	9,837	2.89	318,439	14,836	4.66
FHLB advances and federal funds purchased	51,377	2,001	3.89	40,827	1,639	4.02	15,636	755	4.83
Long-term debt	10,000	1,001	10.01	7,750	796	10.27	7,000	772	11.03

Total interest-bearing liabilities	415,792	10,242	2.46%	388,437	12,272	3.16%	341,075	16,363	4.80%

Noninterest-bearing liabilities:
Demand deposits	68,868			63,265			56,127
Accrued interest, taxes and other liabilities	4,519			4,984			4,369

Total liabilities	489,179			456,686			401,571
Shareholders’ equity	35,496			33,934			30,629

Total liabilities and shareholders’ equity	$524,675			$490,620			$432,200

Net interest income		$17,322			$16,683			$13,498

Net interest spread			3.32%			3.31%			2.85%

Net interest margin			3.63%			3.73%			3.46%

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

	Years Ended December 31,

	2003 vs. 2002			2002 vs. 2001

	Increase (Decrease) Due To			Increase (Decrease) Due To

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,197	$(1,843)	$(646)	$3,266	$(3,738)	$(472)
Securities	890	(1,542)	(652)	1,056	(1,120)	(64)
Federal funds sold and interest-bearing deposits	(82)	(11)	(93)	1	(371)	(370)

Total increase (decrease) in interest income	2,005	(3,396)	(1,391)	4,323	(5,229)	(906)

Interest-bearing liabilities:
NOW, savings and money market accounts	178	(744)	(566)	106	(1,303)	(1,197)
Time deposits	64	(2,095)	(2,031)	984	(4,786)	(3,802)
FHLB advances and federal funds purchased	424	(62)	362	1,216	(332)	884
Long-term debt	231	(26)	205	83	(59)	24

Total increase (decrease) in interest expense	897	(2,927)	(2,030)	2,389	(6,480)	(4,091)

Increase(decrease) in net interest income	$1,108	$(469)	$639	$1,934	$1,251	$3,185

Provision for Loan Losses

          The Company’s provision for loan losses is established through charges to operating income in the form of the provision in order to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Company’s portfolio as discussed under “Allowance for Loan Losses”.  In the past two years, the Company has made significant enhancements to the allowance for loan loss methodology to better quantify the risk associated with these internal and external factors.

          The Company’s provision for loan losses for 2003 was $1.1 million compared with $1.3 million for 2002.   The decrease in the provision was due primarily to a decrease in total nonperforming loans of $653,000, or 20.3%.  Average loans outstanding increased from $342.8 million for 2002 to $359.8 million for 2003, an increase of $17.0 million, or 5.0%.  Total classified loans decreased from $9.9 million at December 31, 2002 to $9.0 million at December 31, 2003, a decrease of $900,000, or 9.1%.  Management believes the Company has maintained good asset quality as net charge-offs remain at manageable levels totaling $861,000, or 0.24% of average loans in 2003 compared with $914,000, or 0.27% of average loans in 2002.  The Company’s provision for loan losses decreased from $1.4 million in 2001 to $1.3 million in 2002 primarily due to a decrease in nonperforming assets.

Noninterest Income

          Noninterest income is an important source of revenue for financial institutions. The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees.  Noninterest income for the year ended December 31, 2003 was $4.9 million, a decrease of $119,000 or 2.4%, from $5.1 million for the year ended December 31, 2002 and a decrease in 2002 of $1.1 million or 18.5%, from $6.2 million for the year ended December 31, 2001.  The 2003 decrease is primarily due to a decrease in securities gains of $192,000, an impairment charge of $113,000 and a loss associated with the AFT lease transaction, partially offset by an increase in gain on sale of loans due to more consumer refinancing into the secondary market.  The 2002 decrease is primarily due to a nonrecurring gain of $3.0 million in 2001 in connection with the settlement of the Guaranty Federal lawsuit.  This gain represents the amount received in January 2002 in connection with the November 2001 settlement and concurrent transfer of the Company’s rights to certain intangible assets.   This income was partially offset by a nonrecurring impairment charge during 2001 of $1.5 million associated with the AFT lease transaction.

          During 2000, Guaranty Leasing, acquired a 2.5% ownership interest in AFT for approximately $2.8 million.  The AFT ownership interest is classified as an Other Asset on the Company’s balance sheet.  As of December 31, 2003 and 2002, the book value of the AFT ownership was $1.4 million and $1.6 million, respectively.  During the fourth quarter of 2001, on belief that the Company’s investment in AFT was impaired by declines in air travel and reduced demand for commercial aircraft, an impairment charge of $1.5 million was recorded and the carrying amount of the investment was reduced to $1.6 million.  During the third quarter of 2001, AFT recorded an impairment charge of $18.2 million related to two airplanes.  In addition, management received indications the appraised value of AFT’s fleet of airplanes had declined approximately 9% from their value the past year.  Based on these factors, the limited marketability of the investment, the uncertainty surrounding the air transport industry and general economic conditions, management believed that the value of its investment in AFT was permanently impaired.  During the second quarter of 2003, on belief that the Company’s investment in AFT had been further impaired, an impairment charge of $113,000 was recorded.

          Excluding the gain on settlement of litigation and the impairment charge of the AFT, recurring noninterest income for 2001 totaled $4.7 million.  Excluding these items in 2001, and the additional impairment charge of the AFT in 2003, noninterest income for 2003 reflects an increase of $54,000, or 1.1%, over 2002 and an increase of $409,000 or 8.7% over 2001.  The year ended December 31, 2003 reflected a decrease in service charge income of $88,000 or 3.0% over the same period in 2002 and an increase of $191,000 or 7.1% over the same period in 2001.  Securities gains decreased $192,000, from $380,000 in 2002 to $188,000 in 2003.  As to normal and recurring noninterest income, the Company experienced a slight increase of 1.1% to $5.1 million for the twelve months ended December 31, 2003 and a 7.6% increase to $5.1 million for the same period in 2002.

          The following table presents for the periods indicated the major categories of noninterest income:

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Service charges	$2,869	$2,957	$2,678
Securities gains, net	188	380	416
Fee income	925	863	668
Fiduciary income	178	163	136
Earnings from key-man life insurance	251	236	204
Gain on sale of loans	586	272	98
Gain on sale of assets	-	97	36
Gain on sale of ORE	32	12	176
Income (loss) from investment in AFT	(60)	-	140
Impairment of investment in AFT	(113)	-	(1,500)
Gain on settlement of litigation	-	-	3,000
Other noninterest income	81	76	149

Total noninterest income	$4,937	$5,056	$6,201

Noninterest Expense

          For the years ended December 31, 2003, 2002 and 2001, noninterest expense totaled $15.8 million, $14.7 million and $13.5 million, respectively.  The $1.1 million, or 7.8%, increase in 2003 was primarily the result of an increase in employee compensation and benefits.  This increase was due to an increase in full time equivalent employees from 212 at December 31, 2002 to 226 at December 31, 2003, normal salary adjustments, increased employee benefits, and payroll taxes.  Legal and professional fees increased $235,000 or 25.2% in 2003 primarily due to litigation involving the lawsuit with the Internal Revenue Service.

          The increase in total noninterest expense for 2002 compared with 2001 of $1.2 million, or 8.7%, was primarily the result of increases in employee compensation and benefits.  Employee compensation and benefits increased from $7.6 million in 2001 to $8.7 million in 2002, an increase of  $1.1 million, or 14.7%.  This increase was due to an increase in full time equivalent employees from 199 at December 31, 2001 to 212 at December 31, 2002, an increase in normal salary adjustments, increased bonus incentives, profit sharing contributions and payroll taxes.

          The Company’s efficiency ratios, calculated by dividing total noninterest expense (excluding securities gains and losses) by net interest income plus noninterest income, was 71.75% in 2003, 68.79% in 2002, and 70.10% in 2001.

          The following table presents for the periods indicated the major categories of noninterest expense:

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Employee compensation and benefits	$9,371	$8,711	$7,592
Non-staff expenses:
Occupancy expenses	2,019	1,992	1,901
Legal and professional fees	1,168	933	864
Director and committee fees	560	534	412
Advertising	284	310	278
ATM and debit card expense	363	317	279
Office and computer supplies	301	265	429
Postage	211	187	180
Phone expense	252	194	188
Other	1,308	1,249	1,396

Total non-staff expenses	6,466	5,981	5,927

Total noninterest expense	$15,837	$14,692	$13,519

Income Taxes

          Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.  The Company did not utilize tax benefits on leveraged lease transactions in 2003.  The Company utilized tax benefits on leveraged lease transactions in the amounts of $960,000 and $763,000 for 2002 and 2001, respectively.   The effective tax rates for 2003, 2002 and 2001 were 28.11%, 24.37% and 31.39%, respectively.  Income taxes for financial purposes in the consolidated statements of earnings differ from the amount computed by applying the statutory income tax rate of 34% to earnings before income taxes.  The difference in the statutory rate is primarily due to the tax benefits on the leveraged lease transactions and non-taxable income.

          Additionally, the State of Texas imposes a Texas franchise tax.  Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities.  Total franchise tax expense was $38,000 in 2003, $41,000 in 2002 and $50,000 in 2001.  Such expense was included as a part of other noninterest expense.

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

Financial Condition

Loan Portfolio (including loans held for sale)

          The Company provides a broad range of commercial, real estate and consumer loan products to small and medium-sized businesses and individuals in its market areas.  The Company aggressively pursues qualified lending customers in both the commercial and consumer sectors, providing customers with direct access to lending personnel and prompt, professional service.  The 89.6% gross loan to deposit ratio as of December 31, 2003, reflects the Company’s commitment as an active lender in the local communities it serves.  Although the Company, as did the industry, experienced a large amount of activity in refinancing of its loans into the secondary market, the Company was able to book new loans to offset this run-off and ultimately showed no change in loan balances for the year 2003.  Total loans were $365.5 million and $365.6 million at December 31, 2003 and 2002, respectively, reflecting no change.  In 2002, total loans increased by $34.3 million, or 10.4% to $365.6 million from $331.3 million at December 31, 2001.  The 2002 growth in loans, and the ability to maintain that level in 2003, is reflective of a stable local economy, an aggressive advertising campaign, the Company’s pro-lending reputation and the solicitation of new companies and individuals entering the Company’s market areas.

          The following table summarizes the loan portfolio (including loans held for sale) of the Company by type of loan as of the dates indicated:

	December 31,

	2003		2002		2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$55,285	15.13%	$58,661	16.05%	$66,641	20.12%	$66,616	23.18%	$61,153	23.96%
Agriculture	10,173	2.78	9,989	2.73	8,589	2.59	8,318	2.89	9,102	3.57
Real estate:
Construction and land development	22,020	6.02	14,017	3.83	9,492	2.87	7,316	2.55	7,926	3.11
1-4 family residential	136,717	37.40	139,156	38.06	124,480	37.58	102,442	35.65	83,777	32.83
Loans held for sale	1,244	0.34	5,727	1.57	1,634	0.49	172	0.06	-	-
Farmland	20,267	5.54	14,765	4.04	9,794	2.96	7,716	2.69	7,976	3.13
Commercial	79,953	21.88	81,649	22.33	68,165	20.58	61,224	21.31	52,303	20.49
Multi-family residential	9,291	2.55	9,289	2.54	9,333	2.81	4,946	1.72	6,239	2.44
Consumer, net of unearned discounts	30,564	8.36	32,362	8.85	33,126	10.00	28,585	9.95	26,733	10.47

Total loans	$365,514	100.00%	$365,615	100.00%	$331,254	100.00%	$287,335	100.00%	$255,209	100.00%

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

Commercial

          The Company’s commercial loans are primarily made within its market area and are underwritten on the basis of the borrower’s ability to service such debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment, or other assets owned by the borrower and obtains a personal guaranty of the borrower.  In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return.  The increased risk for commercial loans is due to the type of collateral securing these loans.  The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the business’ operations, and those operations may not be successful.  As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

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

Construction

          The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans.  Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

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

          As of December 31, 2003, the Company’s one-to-four family residential real estate loan portfolio (including loans held for sale) was $138.0 million.  Of this amount, $46.3 million is repriceable in one year or less and an additional $83.5 million is repriceable from one year to five years.  These high percentages in short-term real estate loans are an effort by the Company to reduce interest rate risk.

Consumer

          The Company provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans.  The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of loan.  As of December 31, 2003, the Company had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards.  Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws may limit the amount that can be recovered on such loans.  During the last several years, management has placed tighter controls on consumer credit due to record high personal bankruptcy filings nationwide.

Agriculture

          The Company provides agricultural loans for short-term crop production, including cotton, milo and corn, farm equipment, cattle and agricultural real estate financing. The Company evaluates agricultural borrowers primarily based on their historical profitability, level of experience in their particular agricultural industry, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agricultural loans present a higher level of risk associated with events caused by nature, and the volatility of the world market prices on commodities, the Company routinely makes on-site visits, inspections, and utilizes government guaranteed programs in order to monitor, identify and manage such risks.

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

          The contractual maturity ranges of the commercial and industrial, agriculture, commercial real estate, and construction and land development loan portfolios and the amount of such loans with predetermined and floating interest rates in each maturity range as of December 31, 2003, are summarized in the following table:

	December 31, 2003

	One Year or Less	After One Through Five Years	After Five Years	Total

	(Dollars in thousands)

Commercial and industrial	$34,109	$19,027	$2,149	$55,285
Agriculture	7,118	2,812	243	10,173
Real estate-construction and land development	17,502	3,617	901	22,020
Commercial real estate	19,003	38,819	22,131	79,953

Total	$77,732	$64,275	$25,424	$167,431

Loans with a predetermined interest rate	$55,667	$48,612	$5,607	$109,886
Loans with a floating interest rate	22,065	15,663	19,817	57,545

Total	$77,732	$64,275	$25,424	$167,431

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

          Nonperforming assets at December 31, 2003, decreased $1.0 million, or 23.6%, to $3.3 million compared with $4.3 million at December 31, 2002.  This decrease reflects a reduction in nonaccrual loans primarily attributed to four lines totaling $986,000 of which three were liquidated and one paid off during 2003.  Other real estate also decreased from $1.1 million as of December 31, 2002 to $743,000 as of December 31, 2003.  This decrease was the result of the sale of three properties.  Continued aggressive collection efforts Company wide resulted in a minimal increase to accruing loans 90 days or more past due.  This resulted in ratios of nonperforming assets to total loans plus other real estate of 0.90% and 1.18% for the years ended December 31, 2003 and 2002, respectively.

          The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory.  Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. If interest on nonaccrual loans had been accrued, such income would have been approximately $214,000 and $310,000 for 2003 and 2002, respectively.  The Company is sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring; however, the Company had no restructured loans or additional nonperforming interest-earning assets at December 31, 2003, 2002, 2001, 2000 or 1999.  In addition to regulatory examinations, the Company maintains an internal loan review staff and retains IBS on a semi-annual basis to evaluate the loan portfolio.

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

          The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)

Nonaccrual loans	$2,072	$2,810	$3,737	$1,214	$443
Accruing loans past due 90 days or more	489	404	1,912	3,488	574
Other real estate	743	1,111	562	274	79

Total nonperforming assets	$3,304	$4,325	$6,211	$4,976	$1,096

Nonperforming assets to total loans and other real estate	0.90%	1.18%	1.87%	1.73%	0.43%

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

Allowance for Loan Losses

          The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses, which it believes, is adequate to absorb estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the adequacy of the allowance for loan losses to the Company’s Board of Directors.  In making its evaluation, management considers the diversification by industry of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the results of management’s internal loan review and the evaluation of its loan portfolio through a semi-annual external loan review conducted by IBS.  Charge-offs occur when loans are deemed to be uncollectible.

          The Company follows an internal loan review program to evaluate the credit risk in the loan portfolio.      Through the loan review process, the Company maintains an internally classified loan list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses.  Loans internally classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans internally classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans internally classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans internally classified as “loss” are those loans that are in the process of being charged off.  At December 31, 2003, the Company had $9.0 million of internally classified loans compared with $9.9 million at December 31, 2002, a decrease of $900,000, or 9.1%.  This decrease is primarily due to the improvement, workout, or foreclosure of seventeen loan relationships totaling $3.0 million, partially offset by the classification of fourteen new relationships, totaling $2.1 million.  Specific reserves have been established for these new lines based on their estimated exposure.

          In order to determine the adequacy of the allowance for loan losses, the Company establishes both specific and general reserves.  The Company establishes specific allocations for the majority of problem loans based on the estimated exposure in each individual loan.  The exposure is generally identified by determining the present value of estimated future cash flows or the fair value of collateral if repayment is expected solely from the collateral.  The Company establishes general reserves for non-problem loans primarily based on its historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Company’s loan portfolios.

          Loans are charged-off against the allowance for loan losses when appropriate.  Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

          The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)

Average loans outstanding	$359,829	$342,823	$302,656	$267,996	$213,737

Gross loans outstanding at end of period	$365,514	$365,615	$331,254	$287,335	$255,209

Allowance for loan losses at beginning of period	$3,692	$3,346	$2,578	$2,491	$1,512
Provision for loan losses	1,075	1,260	1,385	595	310
Balance acquired with First American acquisition	-	-	-	-	846
Charge-offs:
Commercial and industrial	(592)	(279)	(462)	(360)	(64)
Real estate	(38)	(375)	(162)	(146)	(2)
Consumer	(293)	(418)	(211)	(172)	(267)
Recoveries:
Commercial and industrial	9	28	30	80	65
Real estate	12	57	124	11	42
Consumer	41	73	64	79	49

Net loan charge-offs	(861)	(914)	(617)	(508)	(177)

Allowance for loan losses at end of period	$3,906	$3,692	$3,346	$2,578	$2,491

Ratio of allowance to end of period loans	1.07%	1.01%	1.01%	0.90%	0.98%
Ratio of net loan charge-offs to average loans	0.24%	0.27%	0.20%	0.19%	0.08%
Ratio of allowance to end of period nonperforming loans	152.52%	114.87%	59.23%	54.83%	244.94%

          The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	December 31,

	2003		2002

	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial, industrial and agriculture	$1,737	17.91%	$1,892	18.78%
Real estate:
Construction and land development	-	6.02	-	3.83
1-4 family residential (1)	131	37.74	138	39.63
Commercial mortgage	192	21.88	173	22.33
Farmland	-	5.54	-	4.04
Multi-family	-	2.55	-	2.54
Consumer	301	8.36	320	8.85
Unallocated	1,545	-	1,169	-

Total allowance for loan losses	$3,906	100.00%	$3,692	100.00%

(1) The percentage of loans to total loans includes loans held for sale.

	2001		2000		1999

	Amount	Percent of Loans to Total	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial, industrial and agriculture	$1,792	22.71%	$1,430	26.07%	$1,543	27.53%
Real estate:
Construction and land development	-	2.87	-	2.55	-	3.11
1-4 family residential (1)	117	38.07	139	35.71	110	32.83
Commercial mortgage	138	20.58	193	21.31	176	20.49
Farmland	-	2.96	-	2.69	-	3.13
Multi-family	-	2.81	-	1.72	-	2.44
Consumer	333	10.00	289	9.95	262	10.47
Unallocated	966	-	527	-	400	-

Total allowance for loan losses	$3,346	100.00%	$2,578	100.00%	$2,491	100.00%

(1) The percentage of loans to total loans includes loans held for sale.

Securities Available- for-Sale

          The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.  At December 31, 2003, investment securities totaled $99.6 million, a decrease of $7.4 million from $107.0 million at December 31, 2002.  The decrease was primarily attributable to $100.5 million in securities sold and in principal repayments, partially offset by $95.9 million in securities purchased.  This decrease is a result of the decrease in deposits and a need for liquidity.  The December 31, 2003 net unrealized gain was $704,000 compared to the December 31, 2002 net unrealized gain of $2.0 million.    At December 31, 2003, securities represented 19.3% of total assets compared to 20.7% of total assets at December 31, 2002.  The yield on the securities portfolio for 2003 was 3.64% compared to a yield of 5.05% for 2002 and 6.27% for 2001.

          During 2003, the securities portfolio mix changed within various categories.  U.S. Government securities decreased from $14.1 million at December 31, 2002 to $7.2 million at December 31, 2003.  During 2003, Company discontinued investing in collateralized mortgage obligations (“CMO’s”) and either sold or experienced prepayments of the $25.3 million of CMO’s in its portfolio as of December 31, 2002.  The Company had an increase of $24.1 million in mortgage-backed securities from $63.1 million at December 31, 2002 to $87.2 million at December 31, 2003.  The Company’s investments in equity securities increased from $3.2 million at December 31, 2002 to $3.9 million at December 31, 2003, an increase of $737,000 or 23.3%.  Investments in obligations of state and political subdivisions were at $1.3 million for December 31, 2003 and 2002.

          The following table summarizes the fair value of securities available for sale held by the Company as of the dates shown:

	December 31,

	2003	2002	2001

	(Dollars in thousands)
U.S. government agency securities	$7,194	$14,127	$4,494
Mortgage-backed securities	87,248	63,148	33,952
Collaterized mortgage obligations	-	25,280	34,390
Equity securities	3,902	3,165	2,112
Obligations of state and political subdivisions	1,270	1,272	6,767

Total securities	$99,614	$106,992	$81,715

          The following table summarizes the contractual maturity of securities available for sale based on fair value and their weighted average yields as of December 31, 2003:

	December 31, 2003

	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
U.S. Government securities	$2,047	6.70%	$5,147	3.48%	$-	-%	$-	-%	$7,194	4.40%
Mortgage-backed securities	53	5.39	887	6.09	39,784	3.93	46,524	4.31	87,248	4.15
Equity securities	-	-	-	-	-	-	3,902	1.96	3,902	1.96
State and municipal securities	90	4.25	439	4.42	717	5.02	24	6.75	1,270	4.78

Totals	$2,190	6.57%	$6,473	3.90%	$40,501	3.95%	$50,450	4.12%	$99,614	4.09%

          The Company classifies debt and equity securities at the date of purchase into one of two categories: held-to-maturity or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity.   Investments not classified as held-to-maturity are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.  The Company had no securities classified as held to maturity at December 31, 2003, 2002 or 2001.

          Mortgage-backed securities and CMO’s are securities, which have been developed by pooling a number of real estate mortgages and are principally issued by or guaranteed by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings and regular monthly cash flows of principal and interest, which are guaranteed by the issuing agencies. All the Company’s mortgage-backed securities at December 31, 2003 were agency-issued collateral obligations.

          At December 31, 2003, 53.3% of the mortgage-backed securities held by the Company had final maturities of more than 10 years.  However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities.  Therefore, the average life, or the average amount of time until the Company receives the total amount invested, of the mortgage-backed security will be shorter than the contractual maturity.  The Company estimates the remaining average life of the fixed-rate mortgage-backed security portfolio to be less than three years.   These securities, when purchased at a premium, will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages.  Thus, the premium paid must be amortized over a shorter period.  Therefore, securities when purchased at a discount will obtain higher net yields in a decreasing interest rate environment.  As interest rates rise, the opposite will generally be true.  During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average lives of these securities will not be unduly shortened.

Premises and Equipment

          Premises and equipment totaled $13.2 million at December 31, 2003 and $13.6 million at December 31, 2002.  The net change reflects a decrease of $382,000, or 2.8% in fixed assets.  The decrease is primarily due to depreciation recorded for the year partially offset by the purchase of furniture and computer hardware for the Company.

Other Assets

          The Company owns single premium insurance policies insuring the lives of certain key senior officers.  The net cash surrender value of these polices totaled $6.2 million at December 31, 2003 and $5.9 million at December 31, 2002.

Deposits

          The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposit accounts consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have or accept any brokered deposits.

          Total deposits decreased to $407.8 million at December 31, 2003, from $425.0 million at December 31, 2002, a decrease of $17.1 million, or 4.0%. Noninterest-bearing deposits increased from $68.5 million at December 31, 2002, to $72.2 million at December 31, 2003, an increase of $3.7 million, or 5.4%.  Certificates of deposit decreased from $241.3 million at December 31, 2002, to $215.9 million at December 31, 2003, a decrease of $25.4 million, or 10.5%.  Other interest-bearing deposits increased from $115.1 million at December 31, 2002, to $119.7 million at December 31, 2003, an increase of 4.6 million, or 4.0%. The decrease in deposits is primarily due to the outflow of certificates of deposits into other investment options.  All of the Company’s markets showed decreases except for the Deport location, which increased certificates of deposits by $2.0 million.  The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for years ended December 31, 2003, 2002, and 2001, were 16.3%, 15.7%, and 15.0%, respectively.

          The daily average balances and weighted-average rates paid on deposits for each of the years ended December 31, 2003, 2002 and 2001 are presented below:

	Years Ended December 31,

	2003		2002		2001

	(Dollars in thousands)
	Amount	Rate	Amount	Rate	Amount	Rate

Regular savings	$14,781	0.69%	$11,774	1.44%	$10,084	1.97%
NOW accounts	43,781	0.71	35,740	1.04	33,992	2.09
Money market checking	62,877	0.84	61,150	1.58	60,524	2.96
Time deposits less than $100,000	130,770	2.64	132,800	3.53	125,236	5.62
Time deposits $100,000 and over	102,206	2.79	98,396	3.70	88,603	5.75

Total interest-bearing deposits	$354,415	2.04%	$339,860	2.89%	$318,439	4.66%
Noninterest-bearing deposits	68,868	-	63,265	-	56,127	-

Total deposits	$423,283	1.71%	$403,125	2.44%	$374,566	3.96%

          The following table sets forth the amount of the Company’s certificates of deposits at December 31, 2003 by time remaining until maturity:

December 31, 2003

(Dollars in thousands)
3 months or less	$51,849
Over 3 months through 6 months	38,422
Over 6 months through 1 year	80,193
Over 1 year	45,446

Total	$215,910

Other Borrowings

          Federal Home Loan Bank (“FHLB”) advances may be utilized from time to time as either a short-term funding source or a longer-term funding source.  FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk.  The Company is eligible for two borrowing programs through the FHLB.  The first, called “Short Term Fixed,” requires delivery of eligible securities for collateral.  Maturities under this program range from 1-35 days.  The Company does not currently have any borrowings under this program.  As of December 31, 2003, the Company does not have any of its investment securities in safekeeping at the FHLB.

          The second borrowing program, the “Blanket Borrowing Program,” is under a borrowing agreement which does not require the delivery of specific collateral.  Borrowings are limited by the level of qualified pledgable real estate loans held and FHLB stock owned.  At December 31, 2003, the Company had approximately $50.4 million borrowed of a potential $106.7 million available under this program, leaving approximately $56.3 million in available borrowings.

          On March 23, 2000, the Company, in a private placement, issued $7.0 million (7,000 shares with a liquidation amount of $1,000 per security) of 10.875% Fixed Rate Capital Trust Pass-through Securities (“TruPS”) through a newly formed, wholly-owned subsidiary, Guaranty (TX) Capital Trust I (the “Trust I”).  The Trust I invested the total proceeds from the sale of the TruPS in 10.875% Junior Subordinated Deferrable Interest Debentures (the “Debentures I”) issued by the Company.  The net proceeds from the sale of the Debentures I were used to repurchase shares of the Company’s stock, provide a $1.5 million additional capital contribution to Guaranty Bond Bank and provide for additional working capital to support growth.

          With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures I are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company.  The terms of the Debentures I are such that they qualify as Tier I capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies.  Interest on the Debentures I is payable semi-annually on March 8 and September 8 of each year.  The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock.  No principal payments are due until maturity on March 8, 2030.

          On any March 8 or September 8 on or after March 8, 2010 and prior to maturity, the Debentures I are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption:

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

          On October 30, 2002, the Company, in a private placement, issued an additional $3.0 million (3,000 shares with a liquidation amount of $1,000 per security) of Capital Trust Pass-through Securities (“TruPS II”) through a newly formed, wholly-owned subsidiary, Guaranty (TX) Capital Trust II (the “Trust II”).  The Trust II invested the total proceeds from the sale of the TruPS II in Junior Subordinated Deferrable Interest Debentures (the “Debentures II”) issued by the Company.  The Debentures II bear a fixed rate of interest of 7.94% for 10 years; thereafter, until the maturity, the interest rate will float at 3.35% above the 3 month LIBOR.  The net proceeds from the sale of the Debentures II are being used to repurchase shares of the Company’s stock and provide for additional working capital to support growth.

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

          Due to FIN No. 46, Consolidation of Variable Interest Entities (see Recent Accounting Pronouncements), the Company will no longer consolidate Trust I and Trust II in its financial statements as of January 1, 2004.  As a result, the Company’s balance sheet will include $10.3 million of subordinated debt, which is currently included on the balance sheet as $10.0 million in long-term debt after a consolidation elimination of $310,000.  The overall impact of this deconsolidation is not expected to be material to the Company’s consolidated financial statements.  In July 2003, the Federal Reserve issued a supervisory letter instructing bank holding companies to include the long-term debt in Tier I capital for regulatory purposes, subject to specified limits, until notice is given to the contrary.

At this time, it is not possible to estimate the effect, if any, on the Company’s Tier I regulatory capital as a result of any future action taken by the Federal Reserve.

          The following table sets forth the balance of contractual obligations by maturity period as of December 31, 2003 (in thousands):

	Payments due by period

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total

Long-term debt	$-	$-	$-	$10,000	$10,000
Federal Home Loan Bank Advances	6,364	29,034	14,609	410	50,417

Total	$6,364	$29,034	$14,609	$10,410	$60,417

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

          Shareholders’ equity increased to $36.4 million at December 31, 2003, from $34.6 million at December 31, 2002, an increase of $1.8 million, or 5.2%.  This increase was primarily the result of net earnings of $3.8 million, offset by the payment of common stock dividends of $1.1 million, the net decrease in unrealized gain on available-for-sale securities of $874,000 and the purchase of treasury stock of $161,000.

          The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2003 to the minimum and well-capitalized regulatory standards:

	Minimum Required		To Be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2003

The Company
Leverage ratio	4.00	%(1)	N/A	8.32%
Tier 1 risk-based capital ratio	4.00%		N/A	12.10%
Risk-based capital ratio	8.00%		N/A	13.18%

The Bank
Leverage ratio	3.00	%(2)	5.00%	8.05%
Tier 1 risk-based capital ratio	4.00%		6.00%	11.72%
Risk-based capital ratio	8.00%		10.00%	12.81%

(1) The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

          At December 31, 2003, the Company’s capital ratios exceeded the minimums required by regulatory guidelines.  The Company intends to maintain an optimal capital and leverage mix. Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company’s liquidity needs are met primarily by financing activities, which consists mainly of growth in core deposits, supplemented by investment securities and earnings through operating activities.  Access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities.   The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

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

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment were funded, the Company would be entitled to seek recovery from the customer.  As of December 31, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

          Outstanding commitments and letters of credit are approximately as follows:

	Contract or Notional Amount

	2003	2002

	(Dollars in thousand)

Commitments to extend credit	$23,878	$27,838
Letters of credit	1,491	1,140

Industry Segments

          The principal business of the Company is overseeing the business of the Bank.  The Company has no significant assets other than its investment in the Bank; therefore, the banking operation is the Company’s only reportable segment.

Recent Accounting Pronouncements

          In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments and hedging activities under Statement 133. In addition, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003. The Company’s adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). The Company adopted SFAS 150 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.   The effective date of SFAS 150 has been indefinitely deferred by the FASB for certain mandatory redeemable instruments when certain criteria are met. The Company has no instruments subject to these provisions.

          FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003.  In December 2003, the FASB issued a revision to FIN 46  (FIN 46R) which clarified certain implementation issues and revised implementation dates for VIE’s created before January 31, 2003.  Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised Interpretation. Otherwise, application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The Company has concluded that deconsolidation of the trusts created upon the issuance of the trust preferred securities is necessary by March 31, 2004.  In July 2003, the Federal Reserve issued a supervisory letter instructing bank holding companies to include the trust preferred securities in Tier I capital for regulatory purposes until notice is given to the contrary.  There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

          The Emerging Issues Task Force (EITF) recently reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which is effective for fiscal years ending after December 15, 2003.  EITF 03-1 requires additional disclosures related to unrealized losses that are temporary.  Investments classified as held to maturity and available for sale with unrealized losses that are temporary must be separated into (i) losses that have existed for less than 12 months and (ii) losses that have existed for more than 12 months.  The Company has adopted the disclosure requirements as of December 31, 2003.

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

          The impact on future net earnings based on interest sensitive assets and liabilities held at December 31, 2003 using the interest rate shock simulation is as follows:

Change in Interest Rates	Net Earnings	Change in Net Earnings

(Dollars in thousand)

+ 300	$5,936	$496
+200	5,933	493
+100	5,746	306
Base	5,440	-
- 100	4,595	(845)
- 200	3,404	(2,036)
- 300	2,008	(3,432)

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

          The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2003:

	Volumes Subject to Repricing Within

	0-30 days	31-180 days	181-365 days	1-3 years	3-5 years	Greater than 5 years	Total

	(Dollars in thousands)
Interest-earning assets:
Interest-bearing time deposits	$-	$6,178	$598	$-	$-	$-	$6,776
Securities	2,011	12,824	12,662	49,535	17,322	5,260	99,614
Loans	71,397	89,299	73,219	127,282	111	4,206	365,514
Federal funds sold	-	-	-	-	-	-	-

Total interest-earning assets	73,408	108,301	86,479	176,817	17,433	9,466	471,904

Interest-bearing liabilities:
NOW, money market and savings deposits	119,735	-	-	-	-	-	119,735
Certificates of deposit and other time deposits	19,876	69,842	80,404	28,328	17,336	124	215,910
Federal funds purchased	7,295	-	-	-	-	-	7,295
FHLB advances	17	2,585	3,602	28,400	14,403	1,410	50,417
Long-term debt	-	-	-	-	-	10,000	10,000

Total interest-bearing liabilities	146,923	72,427	84,006	56,728	31,739	11,534	403,357

Period GAP	$(73,515)	$35,874	$2,473	$120,089	$(14,306)	$(2,068)	$68,547
Cumulative GAP	$(73,515)	$(37,641)	$(35,168)	$84,921	$70,615	$68,547
Period GAP to total assets	(14.22)%	6.94%	0.48%	23.22%	(2.77)%	(0.40)%
Cumulative GAP to total assets	(14.22)%	(7.28)%	(6.80)%	16.42%	13.66%	13.26%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	49.96%	82.84%	88.41%	123.58%	118.02%	116.99%

          The Company’s one-year cumulative GAP position at December 31, 2003, was negative $35.2 million or 6.80% of assets.  This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time.  While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates.  For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment.  Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates.  Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk.  To better qualify and account for the variables not incorporated into GAP analysis, the Company utilizes an interest rate simulation model as discussed previously.  The Company maintains a Rate Committee and the ALCO that reviews the Company’s interest rate risk position on a weekly or monthly basis, respectively.

Item 8.  Financial Statements and Supplementary Data

          The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

          Condensed quarterly results of operations for the years ended December 31, 2003 and 2002 were as follows:

	QUARTER ENDED 2003

	(unaudited)

	Dec. 31	Sept. 30	June 30	March 31

	(Dollars in thousands, except per share data)

Interest income	$6,799	$6,722	$7,001	$7,042
Interest expense	2,229	2,413	2,771	2,829

Net interest income	4,570	4,309	4,230	4,213
Provision for loan losses	300	250	150	375

Net interest income after provision for loan losses	4,270	4,059	4,080	3,838
Noninterest income	1,155	1,209	1,187	1,386
Noninterest expense	3,918	3,963	4,004	3,952

Earnings before taxes	1,507	1,305	1,263	1,272
Provision for income tax expense	418	370	478	237

Net earnings	$1,089	$935	$785	$1,035

Earnings per common share:
Basic	$0.37	$0.32	$0.27	$0.36
Diluted	$0.37	$0.31	$0.27	$0.35

	QUARTER ENDED 2002

	(unaudited)

	Dec. 31	Sept. 30	June 30	March 31

	(Dollars in thousands, except per share data)

Interest income	$7,324	$7,357	$7,194	$7,080
Interest expense	2,972	3,061	3,099	3,140

Net interest income	4,352	4,296	4,095	3,940
Provision for loan losses	225	335	450	250

Net interest income after provision for loan losses	4,127	3,961	3,645	3,690
Noninterest income	1,320	1,227	1,475	1,034
Noninterest expense	3,945	3,683	3,574	3,490

Earnings before taxes	1,502	1,505	1,546	1,234
Provision for income tax expense	292	413	453	252

Net earnings	$1,210	$1,092	$1,093	$982

Earnings per common share:
Basic	$0.41	$0.36	$0.36	$0.33
Diluted	$0.40	$0.36	$0.36	$0.33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

          There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent year-end that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”), which will be filed within 120 days after December 31, 2003, is incorporated herein by reference in response to this item.

          We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Chief Financial Officer.  A copy of the Code of Ethics can be obtained at no charge by making a written request to Clifton A. Payne, P.O. Box 1158, Mt. Pleasant, TX 75456; telephone number (903) 572-9881.

Item 11.  Executive Compensation

          The information under the caption “Executive Compensation and Other Matters” in the 2004 Proxy Statement, which will be filed within 120 days after December 31, 2003, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2004 Proxy Statement, which will be filed within 120 days after December 31, 2003, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

          The information under the caption “Interests of Management and Others in Certain Transactions” in the 2004 Proxy Statement, which will be filed within 120 days after December 31, 2003, is incorporated herein by reference in response to this item.

Item 14.  Principal Accountant Fees and Services

          The information under the caption “Principal Accountant Fees and Services” in the 2004 Proxy Statement, which will be filed within 120 days after December 31, 2003, is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Consolidated Financial Statements and Schedules

          Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K.  Set forth below is a list of such Financial Statements:

Independent Auditor’s Report
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

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

21*	Subsidiaries of Guaranty Bancshares, Inc.

23*	Consent of McGladrey & Pullen, LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of2002

* Filed herewith

** This exhibit is not filed herewith because it meets the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K and the Company hereby agrees to furnish a copy thereof to the Commission upon request.

+ Management contract or compensatory plan or arrangement

Reports on Form 8-K

The Company filed a current report on Form 8-K under Item 7 and Item 12 of Form 8-K on October 29, 2003 to announce the release of the Company’s earnings for the third quarter 2003.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Guaranty Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mount Pleasant and the State of Texas on March 15, 2004.

GUARANTY BANCSHARES, INC.

By:	/s/ Arthur B. Scharlach, Jr.

Arthur B. Scharlach, Jr.
President & Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report or amendment thereto has been signed by the following persons in the indicated capacities on March 15, 2004.

Signature	Positions

/s/ BILL G. JONES

Bill G. Jones	Chairman of the Board

/s/ ARTHUR B. SCHARLACH, JR.

Arthur B. Scharlach, Jr.	President and Chief Executive Officer and Director

/s/ CLIFTON A. PAYNE

Clifton A. Payne	Senior Vice President, Secretary & Chief Financial Officer and Director (principal financial officer and principal accounting officer)

/s/ TYSON T. ABSTON

Tyson T. Abston	Senior Vice President and Director

/s/ JONICE CRANE

Jonice Crane	Director

/s/ C. A. HINTON, SR.

C. A. Hinton, Sr.	Director

/s/ CARL JOHNSON, JR.

Carl Johnson, Jr.	Director

/s/ WELDON MILLER

Weldon Miller	Director

/s/ BILL PRIEFERT

Bill Priefert	Director

/s/ GENE WATSON

Gene Watson	Director

GUARANTY BANCSHARES, INC.
and Subsidiaries

Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Independent Auditor’s Report

The Board of Directors and Stockholders
Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ MCGLADREY & PULLEN, LLP

Dallas, Texas
January 16, 2004

GUARANTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(Dollars in thousands, except par value)

	2003	2002

Assets
Cash and due from banks	$20,630	$18,244
Interest-bearing deposits	186	-

Total cash and cash equivalents	20,816	18,244
Interest-bearing time deposits	6,776	-
Federal funds sold	-	1,530
Securities available-for-sale	99,614	106,992
Loans held for sale	1,244	5,727
Loans, net of allowance for loan losses of $3,906 and $3,692	360,364	356,196
Premises and equipment, net	13,183	13,565
Other real estate	743	1,111
Accrued interest receivable	2,638	3,002
Goodwill	2,338	2,338
Other assets	9,362	9,263

	$517,078	$517,968

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$72,202	$68,514
Interest-bearing	335,645	356,436

Total deposits	407,847	424,950
Accrued interest and other liabilities	5,071	5,611
Federal funds purchased	7,295	-
Federal Home Loan Bank advances	50,417	42,763
Long-term debt	10,000	10,000

Total liabilities	480,630	483,324

Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized, 3,252,016 shares issued	3,252	3,252
Additional paid-in capital	12,801	12,725
Retained earnings	23,912	21,149
Treasury stock, 330,088 and 320,088 shares at cost	(3,981)	(3,820)
Accumulated other comprehensive income	464	1,338

Total shareholders’ equity	36,448	34,644

	$517,078	$517,968

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands, except per share amounts)

	2003	2002	2001

Interest income
Loans, including fees	$23,473	$24,119	$24,591
Securities
Taxable	3,919	4,470	4,280
Nontaxable	58	159	413
Federal funds sold and interest-bearing deposits	114	207	577

Total interest income	27,564	28,955	29,861
Interest expense
Deposits	7,240	9,837	14,836
FHLB advances and federal funds purchased	2,001	1,639	755
Long-term debt	1,001	796	772

Total interest expense	10,242	12,272	16,363

Net interest income	17,322	16,683	13,498
Provision for loan losses	1,075	1,260	1,385

Net interest income after provision for loan losses	16,247	15,423	12,113

Noninterest income
Service charges	2,869	2,957	2,678
Net realized gain on securities transactions	188	380	416
Other operating income	1,880	1,719	3,107

Total noninterest income	4,937	5,056	6,201

Noninterest expense
Employee compensation and benefits	9,371	8,711	7,592
Occupancy expenses	2,019	1,992	1,901
Other operating expenses	4,447	3,989	4,026

Total noninterest expense	15,837	14,692	13,519

Earnings before provision for income taxes	5,347	5,787	4,795
Provision for income taxes
Current	961	1,065	1,191
Deferred	542	345	314

Total provision for income taxes	1,503	1,410	1,505

Net Earnings	$3,844	$4,377	$3,290

Basic earnings per common share	$1.32	$1.46	$1.09

Diluted earnings per common share	$1.30	$1.45	$1.09

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2003, 2002, and 2001
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2001	$-	$3,250	$12,659	$15,274	$462	$(2,220)	$29,425
Comprehensive Income:
Net earnings	-	-	-	3,290	-	-	3,290
Change in net unrealized gain on securities available for sale, net of reclassification and tax effects	-	-	-	-	386	-	386

Total comprehensive income	-	-	-	-	-	-	3,676
Purchase of treasury stock	-	-	-	-	-	(433)	(433)
Dividends:
Common - $0.28 per share	-	-	-	(841)	-	-	(841)

Balance at December 31, 2001	-	3,250	12,659	17,723	848	(2,653)	31,827
Comprehensive Income:
Net earnings	-	-	-	4,377	-	-	4,377
Change in net unrealized gain on securities available for sale, net of reclassification and tax effects	-	-	-	-	490	-	490

Total comprehensive income	-	-	-	-	-	-	4,867
Stock-based compensation expense	-	-	49	-	-	-	49
Exercise of stock options	-	2	17	-	-	-	19
Purchase of treasury stock	-	-	-	-	-	(1,167)	(1,167)
Dividends:
Common - $0.32 per share	-	-	-	(951)	-	-	(951)

Balance at December 31, 2002	-	3,252	12,725	21,149	1,338	(3,820)	34,644
Comprehensive Income:
Net earnings	-	-	-	3,844	-	-	3,844
Change in net unrealized gain on securities available for sale, net of reclassification and tax effects	-	-	-	-	(874)	-	(874)

Total comprehensive income	-	-	-	-	-	-	2,970
Stock-based compensation expense	-	-	76	-	-	-	76
Purchase of treasury stock	-	-	-	-	-	(161)	(161)
Dividends:
Common - $0.37 per share	-	-	-	(1,081)	-	-	(1,081)

Balance at December 31, 2003	$-	$3,252	$12,801	$23,912	$464	$(3,981)	$36,448

See accompanying notes to consolidated financial statements

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	2003	2002	2001

Cash flows from operating activities
Net earnings	$3,844	$4,377	$3,290
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	1,149	1,129	1,134
Net securities amortization (accretion)	1,639	809	(67)
Net realized gain on securities transactions	(188)	(380)	(416)
Gain on loans held for sale	(586)	(272)	(98)
Provision for loan losses	1,075	1,260	1,385
Net change in loans held for sale	5,069	(3,821)	(1,364)
Write-down of other real estate and repossessed assets	59	37	-
Net (gain) loss on sale of premises, equipment and other real estate	(32)	64	(212)
Provision for Aircraft Finance Trust impairment	60	-	-
Loss on impairment of investment in Aircraft Finance Trust	113	-	1,500
Net change in accrued interest receivable and other assets	(96)	2,100	(2,480)
Net change in accrued interest payable and other liabilities	(91)	47	1,174
Stock-based compensation expense	76	49	-

Net cash provided by operating activities	12,091	5,399	3,846

Cash flows from investing activities
Purchases of interest-bearing time deposits	(6,776)	-	-
Securities available for sale:
Purchases	(95,857)	(95,863)	(49,321)
Proceeds from sales and principal repayments	100,524	70,962	50,294
Purchases of premises and equipment	(642)	(940)	(1,183)
Proceeds from sale of premises, equipment and other real estate	1,537	3,338	1,541
Net increase in loans	(6,439)	(35,170)	(45,008)
Net change in federal funds sold	1,530	2,865	600

Net cash used in investing activities	(6,123)	(54,808)	(43,077)

Cash flows from financing activities
Net change in deposits	(17,103)	41,671	25,014
Net change in federal funds purchased	7,295	-	-
Proceeds from FHLB advances	13,000	20,000	30,000
Repayment of FHLB advances	(5,346)	(10,329)	(9,311)
Proceeds from long-term debt	-	3,000	-
Purchase of treasury stock	(161)	(1,167)	(433)
Exercise of stock options	-	19	-
Cash dividends paid	(1,081)	(951)	(841)

Net cash (used in) provided by financing activities	(3,396)	52,243	44,429

Net change in cash and cash equivalents	2,572	2,834	5,198
Cash and cash equivalents at beginning of year	18,244	15,410	10,212

Cash and cash equivalents at end of year	$20,816	$18,244	$15,410

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements.  The policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Principles of Consolidation

          The consolidated financial statements include the accounts of Guaranty Bancshares, Inc and its wholly-owned subsidiaries, Guaranty (TX) Capital Trust I, Guaranty (TX) Capital Trust II, and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bond Bank, formally Guaranty Bank (“Bank”).  Guaranty Bond Bank has three wholly owned non-bank subsidiaries, Guaranty Leasing Company, Guaranty Company and GB Com, Inc., and partial interests in two non-bank subsidiaries, BSC Securities, L.C. (“BSC”) and Independent Bank Services, L.C. (“IBS”).  All entities combined are collectively referred to as the “Company.”  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents and Supplemental Cash Flow Information

          Cash and cash equivalents include cash, due from banks and interest-bearing deposits with other banks, which have initial maturities less than 90 days.  Net cash flows are reported for loan and deposit transactions, and short-term borrowings with initial maturities less than 90 days.

          In 2003, 2002 and 2001, cash paid for interest totaled $10,554, $12,505, and $15,974, respectively, and cash paid for income taxes totaled $780, $1,320, and $104, respectively.  Significant noncash transactions included transfers from loans to other real estate and repossessed assets of $1,196, $3,988, and $2,157 in 2003, 2002 and 2001, respectively.

Securities

          Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.  Management determines the appropriate classification of securities at the time of purchase.  Restricted securities such as stock in the Independent Bankers Financial Corporation, the Federal Home Loan Bank and Independent Bankers Capital Fund, L.P. are carried at cost.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Interest income includes amortization of purchase premiums and discounts.  Gains and losses on sales are based on the amortized cost of the security sold.  Securities are written down to fair value when a decline in fair value is not temporary.

Loans Held For Sale

          Certain residential mortgage loans are originated for sale in the secondary mortgage-loan market.  These loans are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  To mitigate the interest rate risk, fixed commitments may be obtained at the time loans are originated or identified for sale.  The Company did not have any fixed commitments at December 31, 2003 and 2002.  All sales are made without recourse.

Loans

          Loans are reported at the principal amount outstanding, net of unearned discounts and an allowance for loan losses. Unearned discounts on installment loans are recognized using a method that approximates a level yield over the term of the loans. Interest on other loans is reported on the level yield interest method and includes amortization of net deferred loan fees and costs over the loan term.

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

          Management estimates the allowance balance required, in part, by review of the loan portfolio to evaluate potential problem loans.  Potential problem loans are classified and separately monitored by management. Loans internally classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans internally classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans internally classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans internally classified as “loss” are those loans that are in the process of being charged off.

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
December 31, 2003, 2002 and 2001
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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Prior to January 1, 2002, goodwill had been amortized over a 20-year period.  The following table presents reported net income and earnings per common share for the year ended December 31, 2001 adjusted to exclude goodwill amortization expense.

2001

Reported net income	$3,290
Add back amortization of goodwill	150

Adjusted net income	$3,440

Reported earnings per share - basic and diluted	$1.09
Add back goodwill amortization	0.05

Adjusted earnings per share - basic and diluted	$1.14

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

Stock Compensation

          In accordance with accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard.  Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $49 and $76 in 2002 and 2003, respectively. Under the modified prospective method, no stock-based employee compensation expense is recognized for prior periods.

          Prior to 2002, stock-based compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Restrictions on Cash

          The Company was required to have $299 and $1,907 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2003 and 2002, respectively.  Deposits with the Federal Reserve Bank do not earn interest.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2003	2002	2001

Weighted-average shares outstanding – Basic	2,922,558	2,991,453	3,016,406
Effect of stock options	30,722	21,253	10,915

Weighted-average shares outstanding – Diluted	2,953,280	3,012,706	3,027,321

Comprehensive Income

          Comprehensive income is reported for all periods.  Comprehensive income includes both net income and other comprehensive income.  Other comprehensive income components and related taxes were as follows.

	2003	2002	2001

Unrealized (loss) gain on available-for-sale securities arising during the period	$(1,135)	$1,122	$1,001
Reclassification adjustment for amounts realized on securities sales included in net earnings	(188)	(380)	(416)

Net unrealized (loss) gain	(1,323)	742	585
Tax effect	449	(252)	(199)

Total other comprehensive (loss) income	$(874)	$490	$386

Recent Accounting Pronouncements

          In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments and hedging activities under Statement 133. In addition, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003. The Company’s adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). The Company adopted SFAS 150 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.   The effective date of SFAS 150 has been indefinitely deferred by the FASB for certain mandatory redeemable instruments when certain criteria are met. The Company has no instruments subject to these provisions.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003.  In December 2003, the FASB issued a revision to FIN 46  (FIN 46R) which clarified certain implementation issues and revised implementation dates for VIE’s created before January 31, 2003.  Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised Interpretation. Otherwise, application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The Company has concluded that deconsolidation of the trusts created upon the issuance of the trust preferred securities is necessary by March 31, 2004.  In July 2003, the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier I capital for regulatory purposes until notice is given to the contrary.  There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. (See Note 7)

          The Emerging Issues Task Force (EITF) recently reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which is effective for fiscal years ending after December 15, 2003.  EITF 03-1 requires additional disclosures related to unrealized losses that are temporary.  Investments classified as held to maturity and available for sale with unrealized losses that are temporary must be separated into (i) losses that have existed for less than 12 months and (ii) losses that have existed for more than 12 months.  The Company has adopted the disclosure requirements as of December 31, 2003.

Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year’s presentation.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

Year-end securities available for sale were as follows:

December 31, 2003:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U. S. government agency securities	$7,013	$190	$9	$7,194
Mortgage-backed securities	86,785	776	313	87,248
Equity securities	3,902	-	-	3,902
Obligations of state and political subdivisions	1,210	60	-	1,270

	$98,910	$1,026	$322	$99,614

December 31, 2002:
U. S. government agency securities	$13,728	$399	$-	$14,127
Mortgage-backed securities	61,808	1,341	1	63,148
Collateralized mortgage obligations	25,039	281	40	25,280
Equity securities	3,165	-	-	3,165
Obligations of state and political subdivisions	1,225	47	-	1,272

	$104,965	$2,068	$41	$106,992

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

          At year-end 2003, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.  None of the Company’s securities had an unrealized loss for more than 12 consecutive months as of December 31, 2003.  Unrealized losses are generally, due to changes in interest rates, and, as such, are considered temporary by the Company.

          Securities with a fair value of approximately $56,784 and $56,429 at December 31, 2003, and 2002, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE (Continued)

          The amortized cost and estimated fair value of securities at year-end 2003, by contractual maturity, are shown below.   Equity securities are shown separately since they do not have a maturity date.  Expected maturities may differ from contractual maturities because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$2,138	$2,190
Due after one year through five years	6,307	6,473
Due after five years through ten years	40,224	40,501
Due after ten years	46,339	46,548
Equity securities	3,902	3,902

	$98,910	$99,614

          Sales of securities available for sale were as follows:

	2003	2002	2001

Proceeds from the sale of securities	$44,504	$31,973	$50,294
Gross realized gains	250	427	441
Gross realized losses	62	47	25

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

          Year-end loans, excluding loans held for sale, were as follows:

	2003	2002

Commercial	$55,285	$58,661
Agriculture	10,173	9,989
Real estate
Construction	22,020	14,017
1-4 family residential	136,717	139,156
Farmland	20,267	14,765
Commercial	79,953	81,649
Multi-family residential	9,291	9,289
Consumer	30,612	32,429

Total gross loans	364,318	359,955
Less:
Unearned discounts	48	67
Allowance for loan losses	3,906	3,692

Total net loans	$360,364	$356,196

          Loans to executive officers, directors, principal shareholders and their affiliates were as follows:

Beginning balance	$13,441	$14,674
New loans	10,051	5,881
Repayments	(6,005)	(7,114)

Ending balance	$17,487	$13,441

          Changes in the allowance for loan losses were as follows:

	2003	2002	2001

Beginning balance	$3,692	$3,346	$2,578
Provision	1,075	1,260	1,385
Charge-offs	(923)	(1,072)	(835)
Recoveries	62	158	218

Ending balance	$3,906	$3,692	$3,346

          Impaired loans were as follows:

	2003	2002

Year-end loans with allowance allocated	$2,072	$2,810
Year-end loans with no allowance allocated	-	-

Impaired loans	2,072	2,810

Amount of the allowance allocated	$740	$913

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

          The average balance of impaired loans was $2,674 in 2003, $3,265 in 2002 and $2,973 in 2001.  No interest income was recognized on these impaired loans during 2003, 2002 or 2001.  There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

          The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2003	2002

Nonaccrual loans	$2,072	$2,810
Accruing loans past due 90 days or more	489	404
Other real estate	743	1,111

Total nonperforming assets	$3,304	$4,325

Nonperforming assets to total gross loans and other real estate	0.90%	1.18%

          If interest on nonaccrual loans had been accrued, such income would have been approximately $214 in 2003, $310 in 2002 and $251 in 2001.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 4 - PREMISES AND EQUIPMENT

          Year-end premises and equipment were as follows:

	2003	2002

Land	$2,604	$2,604
Building and improvements	12,928	12,736
Furniture, fixtures and equipment	5,136	4,687
Automobiles	108	110

	20,776	20,137
Less accumulated depreciation	7,593	6,572

	$13,183	$13,565

          Depreciation expense totaled $1,024 in 2003, $992 in 2002 and $984 in 2001.

NOTE 5 - INTEREST-BEARING DEPOSITS

          Year-end interest-bearing deposits were as follows:

	2003	2002

NOW accounts	$44,400	$39,368
Savings and money market accounts	75,335	75,745
Certificates of deposit less than $100,000	119,670	136,483
Certificates of deposit of $100,000 or more	96,240	104,840

	$335,645	$356,436

          Year-end scheduled maturities of certificates of deposit were as follows:

2003

2004	$170,121
2005	22,787
2006	5,541
2007	8,502
2008	8,834
Thereafter	125

$215,910

          Deposits of executive officers, directors and significant shareholders totaled $11,466 and $10,954 at December 31, 2003 and 2002, respectively.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES

          Federal Home Loan Bank (FHLB) advances were as follows:

	Current Weighted Average Rate	2003	2002

Fixed-rate advances, with monthly interest payments, principal due in:

2003	2.92%	$-	$5,000
2004	3.49%	6,000	5,000
2005	2.91%	7,000	6,000
2006	4.52%	21,000	20,000
2007	3.60%	7,000	4,000
2008	3.32%	7,000	-

		$48,000	$40,000

Fixed-rate advances, with monthly principal and interest payments, principal due in:

2003	5.23%	$-	$346
2004	5.23%	364	364
2005	5.23%	742	742
2006	5.19%	292	292
2007	5.19%	307	307
2008	5.19%	302	302
Thereafter	5.18%	410	410

		2,417	2,763

		$50,417	$42,763

          The maximum month-end balance of FHLB advances outstanding was $53,064 and $52,875 in 2003 and 2002, respectively.  Average balances of borrowings outstanding during 2003 and 2002 were $50,511 and $40,892, respectively.  As a member of the FHLB system, the Bank has the ability to obtain borrowings up to a maximum total of $106,659 subject to the level of qualified, pledgable 1-4 Family loans, Multi-family loans, small business loans, small farm loans, and FHLB stock owned.  The advances are collateralized by a blanket pledge of the Bank’s 1-4 Family loans, Multi-family loans, small business loans, small farm loans, and FHLB stock owned.  The weighted-average interest rates on these borrowings were 3.91% and 4.02% at December 31, 2003 and December 31, 2002, respectively.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 7 – LONG TERM DEBT

          In March 2000, the Company, in a private placement, issued $7,000 (seven thousand shares with a liquidation amount of one thousand dollars per security) of 10.875% fixed rate trust preferred securities through a newly formed, wholly owned subsidiary, Guaranty (TX) Capital Trust I (the “Trust I”).  The Trust I invested the total proceeds from the sale of the TruPS in 10.875% fixed rate Junior Subordinated Deferrable Interest Debentures (the “Debentures I”) issued by the Company.

          With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures I are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company.  The terms of the Debentures I are such that they qualify as Tier I capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies, subject to limitations.  Interest on the Debentures I is payable semi-annually on March 8 and September 8 of each year.  The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock.  No principal payments are due until maturity on March 8, 2030.

          On any March 8 or September 8 on or after March 8, 2010 and prior to maturity, the Debentures I are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption.

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

          In October 2002, the Company, in a private placement, issued $3,000 (three thousand shares with a liquidation amount of one thousand dollars per security) of trust preferred securities through a newly formed, wholly owned subsidiary, Guaranty (TX) Capital Trust II (“Trust II”).  The trust preferred securities will pay quarterly distributions on January 30, April 30, July 30 and October 30 of each year at a fixed rate per annum equal to 7.94% until October 2012 and a variable rate per annum, reset quarterly, equal to LIBOR plus 3.35%, thereafter.  Trust II invested the proceeds from the sale of the trust preferred securities in Junior Subordinated Deferrable Interest Debentures II (the “Debentures II”) issued by the Company.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 7 – LONG TERM DEBT (Continued)

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

          Due to FIN No. 46, Consolidation of Variable Interest Entities (see Recent Accounting Pronouncements), the Company will no longer consolidate Trust I and Trust II in its financial statements as of January 1, 2004.  As a result, the Company’s balance sheet will include $10,310 of subordinated debt, which is currently included on the balance sheet as $10,000 in long-term debt after a consolidation elimination of $310.  The overall impact of this deconsolidation is not expected to be material to the Company’s consolidated financial statements.  In July 2003, the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the long-term debt in Tier I capital for regulatory purposes, subject to specified limits, until notice is given to the contrary.  At this time, it is not possible to estimate the effect, if any, on the Company’s Tier I regulatory capital as a result of any future action taken by the Federal Reserve.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands, except per share amounts)

NOTE 8 - COMMON STOCK

          A summary of issued and outstanding shares of common stock is as follows:

	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Balance at January 1, 2001	3,250,016	(205,983)	3,044,033
Purchase of treasury stock	-	(39,605)	(39,605)

Balance at December 31, 2001	3,250,016	(245,588)	3,004,428
Purchase of treasury stock	-	(74,500)	(74,500)
Exercise of stock options	2,000	-	2,000

Balance at December 31, 2002	3,252,016	(320,088)	2,931,928
Purchase of treasury stock	-	(10,000)	(10,000)

Balance at December 31, 2003	3,252,016	(330,088)	2,921,928

NOTE 9 – STOCK OPTIONS

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands, except per share amounts)

NOTE 9 – STOCK OPTIONS (Continued)

          A summary of activity in the 1998 Stock Incentive Plan follows:

		Options Outstanding

	Shares Available for Future Grants	Number of Shares	Weighted-Average Exercise Price

Balance, January 1, 2000	-	-	$-
Shares reserved for future grants	1,000,000	-	-
Granted	(89,500)	89,500	9.30
Exercised	-	-	-
Canceled	-	-	-

Balance, December 31, 2000	910,500	89,500	-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-

Balance, December 31, 2001	910,500	89,500	9.30
Granted	(20,000)	20,000	12.50
Exercised	-	(2,000)	9.30
Canceled	3,000	(3,000)	9.30

Balance, December 31, 2002	893,500	104,500	9.91
Granted	(40,000)	40,000	15.36
Exercised	-	-	-
Canceled	-	-	-

Balance, December 31, 2003	853,500	144,500	$11.42

          Other information regarding options outstanding and options exercisable as of December 31, 2003 is as follows:

Exercise Price	Options Outstanding	Options Exercisable	Weighted- Average Remaining Contractual Life in Years

$9.30	84,500	50,700	4.3
12.50	20,000	4,000	6.2
15.23	38,000	-	7.3
17.78	2,000	-	7.8

Total	144,500	54,700	5.4

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands, except per share amounts)

NOTE 9 – STOCK OPTIONS (Continued)

          In accordance with a new accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard.  Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $76 and $49 in 2003 and 2002, respectively. Under the modified prospective method, no stock-based employee compensation expense is recognized for prior periods.

          The weighted-average fair value of options granted in 2003, 2002 and 2001 was $4.22, $4.09 and $2.03 per option, respectively. Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001:  risk-free interest rates of 3.20%, 5.00% and 6.42%; market price volatility factors of 0.26%, 0.29% and 0.08%; a weighted-average expected life of the options of 8 years; and dividend yields of 1.97%, 2.24% and 2.59%.

          Prior to 2002, stock-based compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25.

          The following pro forma information presents net earnings and earnings per common share for 2001 had the fair value method been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting periods.

2001

Net earnings, as reported	$3,290
Stock-based employee compensation expense, net of tax	(23)

Pro forma net earnings	$3,267

Earnings per share - basic and diluted:
As reported	$1.09
Pro forma	1.08

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 10 – EMPLOYEE BENEFITS

          The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees.  The plan provides for a matching contribution of up to 4% of qualified compensation.  Total contributions accrued or paid for 2003, 2002 and 2001 totaled $410, $462 and  $390, respectively.

          The Company maintains a non-qualified, non-contributory “Supplemental Retirement Plan.”  The plan covers an executive officer to provide benefits equal to amounts payable under the Company’s retirement plan and certain social security benefits to aggregate a predetermined percentage of the final five-year average salary.  The plan is non-funded.  Amounts accrued or paid for 2003, 2002 and 2001 totaled $9, $11 and $13, respectively.

          The Company established a non-qualified, non-contributory, “Salary Continuation Plan” in 1998.  The plan covers an executive officer to provide benefits equal to an amount which represents approximately 75% of projected compensation at retirement as adjusted for amounts payable under the Company’s retirement plan and certain social security benefits.  This plan is non-funded.  Amounts accrued for 2003, 2002 and 2001 totaled $127, $116 and $111, respectively.

          During 1998 the Company established a non-qualified, non-contributory, “Executive Incentive Retirement Plan.”  The plan covers a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company.  Amounts accrued for 2003, 2002 and 2001 totaled $51, $50 and $35, respectively.

          The Company has a bonus plan that provides guidelines whereby officers and employees can earn bonus compensation based on the profitability of the Company.  The bonus amounts are determined based on the Company’s achievement of certain percentages of return on equity targets.  This plan is approved and adopted annually by the Board of Directors of the Company at the first board meeting of the year.  The bonus pool under this plan for 2003, 2002 and 2001 totaled $597, $874 and $679, respectively.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 11 - INCOME TAXES

          The sources of year-end gross deferred income tax assets and liabilities were as follows:

	2003	2002

Deferred tax assets:
Allowance for loan losses	$1,094	$995
Deferred Compensation	291	240
Other	$43	17

Total deferred tax asset	$1,428	$1,252

Deferred tax liabilities:
Security basis	$(116)	$(94)
Unrealized gain on available-for-sale securities	(239)	(689)
Depreciation	(1,291)	(1,128)
Leasing transactions	(1,714)	(1,187)
Deferred loan costs, net	(398)	(399)
Other	(69)	(62)

Total deferred tax liability	$(3,827)	$(3,559)

Net deferred tax liability	$2,399	$2,307

           A reconciliation of the Company's effective income tax rate and the statutory federal income tax rate for each reported period is as follows:

	2003	2002	2001

Statutory federal income tax rate	34.00%	34.00%	34.00%
Tax exempt income	(0.37)	(2.76)	(3.68)
Recognition of benefit on lease and AFT transactions	(6.68)	(7.40)	(1.18)
Other, net	1.16	0.53	2.25

Effective income tax rate	28.11%	24.37%	31.39%

          Guaranty Leasing Company is a substantial partner in various complex equipment leasing transactions primarily originated in 1992, 1994 and 1995 involving leveraged leases.  In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by one of the three Partnerships during 1994, 1995 and 1996 of $302, $410, and $447, respectively, would be disallowed.  In October 2001, the Service informed Guaranty Leasing that it has taken the position that certain losses taken by that Partnership during 1997 of $487 would also be disallowed.  In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment (“FPAA”) disallowing these deductions.  Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions.  The Company recorded and expensed the tax affect of the disallowed deductions in 2002.  On February 3, 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas the (the “Texas Court”).  On August 5, 2003 the Texas Court issued a Docket Control Order establishing a court timeline and a final Pretrial Conference for April 5, 2004.  On October 17, 2003 the Government filed a Motion to Transfer Venue from the Texas Court to the United States District Court for the Eastern District for Virginia, the (the “Virginia Court”).  On November 25, 2003 the Government filed a Motion to Stay Proceedings.  On December 18, 2003 the Texas Court issued an Order to Stay Proceedings pending the Court’s ruling on the Government’s Motion to Transfer Venue.  Any final determination with respect to the Partnership will be binding on the Company.  In addition to the ongoing litigation regarding the Partnership, the Service is in the process of examining the tax deductions taken for the other two Partnerships.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 11 - INCOME TAXES (Continued)

No FPAA has been made regarding the disallowance of similar deductions for these two Partnerships.  Should the Service ultimately disallow the related tax deductions taken during the remaining years of the Partnership that is the subject of the FPAA as well as the other two Partnerships, the Company will be required to recognize an additional maximum tax liability of approximately $3,900 plus possible penalty and interest.  The Company is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position.

NOTE 12 – NONINTEREST INCOME AND NONINTEREST EXPENSE

          Other operating income consisted of the following:

	Years Ended December 31,

	2003	2002	2001

Fee income	$925	$863	$668
Fiduciary income	178	163	136
Earnings from key-man life insurance	251	236	204
Gain on sale of loans	586	272	98
Gain on sale of assets	-	97	36
Gain on sale of other real estate	32	12	176
Income (loss) from investment in AFT	(60)	-	140
Impairment of investment in AFT	(113)	-	(1,500)
Gain on settlement of litigation	-	-	3,000
Other noninterest income	81	76	149

	$1,880	$1,719	$3,107

          Disregarding the Company’s one time gain on settlement of litigation of $3,000 in 2001 and impairment charges from its AFT investment of $113 in 2003 and $1,500 in 2001, the Company’s recurring noninterest income was $1,993, $1,719 and $1,607 in 2003, 2002, and 2001, respectively.

          Gain on the settlement of litigation represents the amount received in January 2002 in connection with the November 2001 settlement and concurrent transfer of the Company’s rights to certain intangible assets.

          During 2000, Guaranty Leasing acquired a 2.5% ownership interest in AFT for approximately $2,800.  The AFT ownership interest is classified as an Other Asset on the Company's balance sheet.  As of December 31, 2003 and 2002, the book value of the AFT ownership interest was $1,404 and $1,577, respectively.

           During the third quarter of 2001, AFT recorded an impairment charge of $18,158 related to two airplanes.  In addition, management received indications the appraised value of AFT’s fleet of airplanes had declined approximately 9% from their value the past year.  Based on these factors, the limited marketability of the investment, the uncertainty surrounding the air transport industry and general economic conditions, management believed that the value of its investment in AFT was permanently impaired.  During the fourth quarter of 2001, on belief that the Company's investment in AFT was impaired by declines in air travel and reduced demand for commercial aircraft, an impairment charge of $1,500 was recorded and the carrying amount of the investment was reduced to $1,577.  During the second quarter 2003, on belief that the Company’s investment in AFT had been further impaired, an impairment charge of $113 was recorded.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 12 – NONINTEREST INCOME AND NONINTEREST EXPENSE (Continued)

          Other operating expense consisted of the following:

	Years Ended December 31,

	2003	2002	2001

Legal and professional fees	$1,168	$933	$864
Director and committee fees	560	534	412
Advertising	284	310	278
ATM and debit card expense	363	317	279
Office and computer supplies	301	265	429
Postage	211	187	180
Phone expense	252	194	188
Other	1,308	1,249	1,396

	$4,447	$3,989	$4,026

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

          Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment were funded, the Company would be entitled to seek recovery from the customer.  As of December 31, 2003 and 2002, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

          Commitments and letters of credit outstanding at year-end were as follows:

	Contract or Notional Amount

	2003	2002

Commitments to extend credit	$23,878	$27,838
Letters of credit	1,491	1,140

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

          The Company is involved in certain claims and lawsuits occurring in the normal course of business.  Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.  (See Note 11)

NOTE 14 – CONCENTRATIONS OF CREDIT RISK

          Most of the Company’s business activity is with customers located within the state.  Investments in state and municipal securities involve governmental entities within the Company’s market area.  The Company also maintains deposits with other financial institutions in amounts that exceed FDIC insurance coverage.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 15 - REGULATORY MATTERS

          Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. Failure to meet minimum capital requirements can initiate regulatory action. Management believes, as of December 31, 2003 and 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 15 - REGULATORY MATTERS (Continued)

          The following table sets forth the consolidated and bank only actual capital levels in addition to the requirements under prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003
Total capital to risk-weighted assets:
Consolidated	$47,552	13.18%	$28,859	8.00%		n/a
Bank	46,057	12.81%	28,767	8.00%	$35,958	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	43,646	12.10%	14,429	4.00%		n/a
Bank	42,151	11.72%	14,383	4.00%	21,575	6.00%
Tier 1 capital to average assets:
Consolidated	43,646	8.32%	20,987	4.00%		n/a
Bank	42,151	8.05%	20,943	4.00%	26,179	5.00%
December 31, 2002
Total capital to risk-weighted assets:
Consolidated	$45,997	13.12%	$28,041	8.00%		n/a
Bank	43,248	12.21%	28,330	8.00%	$35,412	10.00%
Tier 1 capital to risk-weighted assets
Consolidated	42,305	12.06%	14,021	4.00%		n/a
Bank	39,556	11.17%	14,165	4.00%	21,247	6.00%
Tier 1 capital to average assets:
Consolidated	42,305	8.62%	19,625	4.00%		n/a
Bank	39,556	8.08%	19,583	4.00%	24,479	5.00%

          As of December 31, 2003 and 2002, the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations.  The deconsolidation of trust preferred securities is required on January 1, 2004.  The overall impact of this deconsolidation is not expected to be material to the Company’s consolidated financial statements.  In July 2003, the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the long-term debt in Tier I capital for regulatory purposes, subject to specified limits, until notice is given to the contrary.  At this time, it is not possible to estimate the effect, if any, on the Company’s Tier I regulatory capital as a result of any future action taken by the Federal Reserve. (See Note 7)

          The Bank is a state-charted banking association whose deposits are insured by the FDIC and therefore is subject to regulation, supervision and examination by the Texas Department of Banking and the FDIC.  Because the Federal Reserve Bank (“FRB”) regulates the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank.  In addition, upon making certain determinations with respect to the condition of any insured bank, such as the Bank, the FDIC may begin proceedings to terminate a bank’s federal deposit insurance.

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
December 31, 2003, 2002 and 2001
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

	2003		2002

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$20,816	$20,816	$18,244	$18,244
Time deposits	6,776	6,801	-	-
Federal funds sold	-	-	1,530	1,530
Securities available for sale	99,614	99,614	106,992	106,992
Loans held for sale	1,244	1,244	5,727	5,727
Loans, net	360,364	359,921	356,196	356,968
Accrued interest receivable	2,638	2,638	3,002	3,002

Financial liabilities:
Deposits	$407,847	$403,407	$424,950	$426,481
Federal funds purchased	7,295	7,295	-	-
FHLB advances	50,417	51,932	42,763	44,287
Long-term debt	10,000	12,181	10,000	12,505
Accrued interest payable	828	828	1,150	1,150

          While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2003 and 2002, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances.  The estimated fair values at December 31, 2003 and 2002 should not necessarily be considered to apply at subsequent dates.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

          Condensed financial information of the Company is as follows:

Condensed Balance Sheets
December 31, 2003 and 2002

	2003	2002

Assets
Cash and cash equivalents	$1,260	$2,244
Investment in subsidiaries	45,266	42,208
Cash surrender value of life insurance	954	896
Premises and equipment, net	14	23
Other assets	187	203

	$47,681	$45,574

Liabilities and Shareholders’ Equity
Other liabilities	923	620
Long-term debt	10,310	10,310
Shareholders’ equity	36,448	34,644

	$47,681	$45,574

Condensed Statements of Earnings
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Operating income
Dividends from subsidiaries	$1,200	$2,100	$250

Costs and expenses
Interest expense	1,001	796	772
General and administrative	440	369	279

Total costs and expenses	1,441	1,165	1,051

Earnings before income tax	(241)	935	(801)
Provision for income taxes	(153)	-	-

Earnings before equity in undistributed earnings of subsidiaries	(88)	935	(801)
Equity in undistributed earnings of subsidiaries	3,932	3,442	4,091

Net earnings	$3,844	$4,377	$3,290

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands)

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Cash flows from operating activities
Net earnings	$3,844	$4,377	$3,290
Adjustments to reconcile net earnings to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(3,932)	(3,442)	(4,091)
Depreciation and amortization	9	9	8
Net change in other assets	(42)	(129)	294
Net change in other liabilities	303	138	(14)
Stock-based compensation expense	76	49	-

Net cash provided by (used in) operating activities	258	1,002	(513)

Cash flows from investing activities
Purchases of premises and equipment	-	(29)	-

Net cash used in investing activities	-	(29)	-

Cash flows from financing activities
Purchase of treasury stock	(161)	(1,167)	(433)
Proceeds from issuance of trust preferred securities	-	3,000	-
Exercise of stock options	-	19	-
Cash dividends paid	(1,081)	(951)	(841)

Net cash (used in) provided by financing activities	(1,242)	901	(1,274)

Net change in cash and cash equivalents	(984)	1,874	(1,787)
Cash and cash equivalents at beginning of year	2,244	370	2,157

Cash and cash equivalents at end of year	$1,260	$2,244	$370

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(Dollars in thousands, except per share amounts)

NOTE 18 - QUARTERLY FINANCIAL DATA - UNAUDITED

          Condensed quarterly results of operations for the years ended December 31, 2003 and 2002 were as follows:

Year ended December 31, 2003

	QUARTER ENDED 2003

	(unaudited)

	Dec. 31	Sept. 30	June 30	March 31

	(Dollars in thousands, except per share data)

Interest income	$6,799	$6,722	$7,001	$7,042
Interest expense	2,229	2,413	2,771	2,829

Net interest income	4,570	4,309	4,230	4,213
Provision for loan losses	300	250	150	375

Net interest income after provision for loan losses	4,270	4,059	4,080	3,838
Noninterest income	1,155	1,209	1,187	1,386
Noninterest expense	3,918	3,963	4,004	3,952

Earnings before taxes	1,507	1,305	1,263	1,272
Provision for income tax expense	418	370	478	237

Net earnings	$1,089	$935	$785	$1,035

Earnings per common share:
Basic	$0.37	$0.32	$0.27	$0.36
Diluted	$0.37	$0.31	$0.27	$0.35

Year ended December 31, 2002

	QUARTER ENDED 2002

	(unaudited)

	Dec. 31	Sept. 30	June 30	March 31

	(Dollars in thousands, except per share data)

Interest income	$7,324	$7,357	$7,194	$7,080
Interest expense	2,972	3,061	3,099	3,140

Net interest income	4,352	4,296	4,095	3,940
Provision for loan losses	225	335	450	250

Net interest income after provision for loan losses	4,127	3,961	3,645	3,690
Noninterest income	1,320	1,227	1,475	1,034
Noninterest expense	3,945	3,683	3,574	3,490

Earnings before taxes	1,502	1,505	1,546	1,234
Provision for income tax expense	292	413	453	252

Net earnings	$1,210	$1,092	$1,093	$982

Earnings per common share:
Basic	$0.41	$0.36	$0.36	$0.33
Diluted	$0.40	$0.36	$0.36	$0.33