Form 10-Q
period 2004-03-31
GUARANTY BANCSHARES INC /TX/
filed 2004-05-13
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________

COMMISSION FILE NUMBER:  000-24235

GUARANTY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75-16516431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. ARKANSAS
MT. PLEASANT, TEXAS  75455
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
☒ Yes          ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126-2 of the Exchange Act).
☐ Yes          ☒ No

As of May 12, 2004, there were 2,921,928 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
GUARANTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
(EXCEPT PAR VALUE)

	March 31, 2004	December 31, 2003

	(Unaudited)
ASSETS

Cash and cash equivalents	$21,884	$20,630
Interest-bearing deposits	206	186

Total cash and cash equivalents	22,090	20,816
Interest-bearing time deposits	6,776	6,776
Federal funds sold	4,615	-
Securities available-for-sale	92,811	99,614
Loans held for sale	1,263	1,244
Loans, net of allowance for loan losses of $4,029 and $3,906	362,610	360,364
Premises and equipment, net	13,140	13,183
Other real estate	888	743
Accrued interest receivable	2,581	2,638
Goodwill	2,338	2,338
Other assets	9,885	9,362

Total assets	$518,997	$517,078

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$75,865	$72,202
Interest-bearing	339,990	335,645

Total deposits	415,855	407,847
Federal funds purchased	-	7,295
Federal Home Loan Bank advances	50,328	50,417
Long-term debt	10,310	10,000
Accrued interest and other liabilities	4,875	5,071

Total liabilities	481,368	480,630

Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized, 3,252,016 shares issued	3,252	3,252
Additional paid-in capital	12,801	12,801
Retained earnings	24,944	23,912
Treasury stock, 330,088 shares at cost	(3,981)	(3,981)
Accumulated other comprehensive income	613	464

Total shareholders’ equity	37,629	36,448

Total liabilities and shareholders’ equity	$518,997	$517,078

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003

Interest income
Loans, including fees	$5,688	$5,955
Securities
Taxable	958	1,060
Nontaxable	14	14
Federal funds sold	6	13
Interest-bearing deposits	34	-

Total interest income	6,700	7,042
Interest expense
Deposits	1,399	2,115
FHLB advances and federal funds purchased	500	465
Long-term debt	251	249

Total interest expense	2,150	2,829

Net interest income	4,550	4,213
Provision for loan losses	250	375

Net interest income after provision for loan losses	4,300	3,838
Noninterest income
Service charges	724	683
Realized gain on securities available-for-sale	42	141
Other operating income	462	562

Total noninterest income	1,228	1,386
Noninterest expense
Employee compensation and benefits	2,476	2,339
Occupancy expenses	504	495
Other operating expenses	1,134	1,118

Total noninterest expenses	4,114	3,952

Earnings before income taxes	1,414	1,272
Provision for income taxes	382	237

Net earnings	$1,032	$1,035

Basic earnings per common share	$0.35	$0.35

Diluted earnings per common share	$0.35	$0.35

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,

	2004	2003

Balance at beginning of period	$36,448	$34,644
Net income	1,032	1,035
Purchases of treasury stock	-	(161)
Change in unrealized gain (loss) on securities available for sale, net of tax	149	(437)

Balance at end of period	$37,629	$35,081

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,

	2004	2003

Net cash provided by operating activities	$1,277	$4,323

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(2,004)	(52,359)
Sales	1,542	24,542
Maturities, calls, and principal repayments	7,324	15,844
Net increase in loans	(2,711)	(3,679)
Purchases of premises and equipment	(226)	(100)
Proceeds from sale of other real estate	63	161
Net change in federal funds sold	(4,615)	1,405

Net cash used in investing activities	(627)	(14,186)

Cash flows from financing activities:
Net change in deposits	8,008	1,036
Net change in short-term FHLB advances	-	10,000
Repayment of long-term FHLB advances	(89)	(84)
Net change in federal funds purchased	(7,295)	-
Purchase of treasury stock	-	(161)

Net cash provided by financing activities	624	10,791

Net change in cash and cash equivalents	1,274	928
Cash and cash equivalents at beginning of period	20,816	18,244

Cash and cash equivalents at end of period	$22,090	$19,172

Supplemental disclosures:
Cash paid for income taxes	$255	$-
Cash paid for interest	2,354	2,829

Significant non-cash transactions:
Transfers from loans to real estate owned	$215	$763
Deconsolidation of Trust I and Trust II	310	-

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,

	2004	2003

Net earnings	$1,032	$1,035
Other comprehensive income:
Unrealized gain (loss) on available for sale securities arising during the period	267	(521)
Reclassification adjustment for amounts realized on securities sales included in net earnings	(42)	(141)

Net unrealized gain (loss)	225	(662)
Tax effect	(76)	225

Total other comprehensive income (loss)	149	(437)

Comprehensive income	$1,181	$598

See accompanying notes to interim consolidated financial statements

GUARANTY BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1.     BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the “Company”) and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bond Bank (the “Bank”).  Guaranty Bond Bank has three wholly owned non-bank subsidiaries, Guaranty Leasing Company, Guaranty Company and GB Com, Inc. and partial interests in two non-bank subsidiaries, BSC Securities, L.C. (“BSC”) and Independent Bank Services, LC (“IBS”).  All entities combined are collectively referred to as the “Company”.  All significant intercompany balances and transactions have been eliminated in consolidation.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 17, 2004.  The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q.  Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	Three Months Ended March 31,
	2004	2003

	(Unaudited)

Weighted-average common shares used in basic EPS	2,921,928	2,922,484
Potential dilutive common shares	43,656	28,098

Weighted-average common and potential dilutive common shares used in dilutive EPS	2,965,584	2,950,582

NOTE  3.     STOCK OPTIONS

          In 2000, the Company granted nonqualified stock options to certain executive officers of the Company and the Bank under the Company’s 1998 Stock Incentive Plan.  The grants consisted of eight-year options to purchase 89,500 shares at an exercise price of $9.30 per share.  In February 2002, the Company granted eight-year options to purchase 20,000 shares at an exercise price of $12.50 per share.  In April 2003, the Company granted options to purchase 38,000 shares at an exercise price of $15.23 per share and October 2003, the Company granted options to purchase 2,000 shares at an exercise price of $17.78 per share.  The exercise price for each of the options described herein represents the market price of the Company’s stock on the date the option was granted.  Each of the options fully vest and become exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter.  At March 31, 2004, options for 2,000 shares have been exercised and 853,500 options remain available for future grant under the 1998 Stock Incentive Plan.

          In accordance with accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard.  Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $22,000 and $13,000 for the three months ended March 31, 2004 and 2003, respectively.  Under the modified prospective method, no stock-based employee compensation expense is recognized for periods prior to adoption.

          The weighted-average fair value per share of options granted during 2003 was $4.22.   The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.97%; expected volatility of 0.26%; risk-free interest rate of 3.20%, and an expected life of 8.00 years.  There were no options granted or exercised in the three months ended March 31, 2004.

NOTE 4.   LONG-TERM DEBT

          The Company has formed two trusts, Guaranty Capital Trust I (Trust I) and Guaranty Capital Trust II (Trust II) (collectively “Trusts”) of which the Company owns 100% of the common equity.  The Trusts were formed for the purpose of issuing trust preferred securities (“securities”) to third party investors and investing the proceeds from the sale of the securities in junior subordinated debt securities of the Company (the “debentures”).  The debentures held by each trust are the sole assets of that trust.  Distributions on the securities issued by each trust are payable semi-annually for Trust I and quarterly for Trust II at a rate per annum equal to the interest rate being earned by the Trusts on the debentures held by each trust.  The securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements, which taken collectively, fully and unconditionally guarantee the securities subject to the terms of each of the guarantees.  The debentures held by Trust I and Trust II are first redeemable, in whole or in part, by the Company on March 8, 2010 and October 30, 2012, respectively.

          In the first quarter of 2004, as a result of applying the provisions of FIN No. 46 Consolidation of Variable Interest Entities, the Company was required to deconsolidate its interest in the Trusts from its financial statements.  The deconsolidation of the net assets and results of operations of the Trusts had virtually no impact on the Company’s financial statements or liquidity position since the Company continues to be obligated to repay the debt held by the Trusts and guarantees repayment of the securities issued by the Trusts.  The consolidated debt obligation related to the Trusts increased from $10.0 million to $10.3 million upon deconsolidation with the difference representing the Company’s common ownership interest in the Trusts.

          The securities held by the Trusts qualify as Tier I capital for the Company under Federal Reserve Board guidelines.  As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the Trusts will affect the qualification of the securities as Tier I capital.  If it is determined that the securities no longer qualify as Tier I capital, the Company would still be considered well-capitalized under prompt corrective action provisions as of March 31, 2004.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

          In the normal course of business, the Company enters into various transactions, which in accordance with accounting principles generally accepted in the United States of America, are not included in the consolidated balance sheets.  These transactions are referred to as “off-balance sheet commitments.”  The Company enters into these transactions to meet the financing needs of its customers.  These transactions include commitments to extend credit and letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

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

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

          Outstanding commitments and letters of credit are approximately as follows (dollars in thousands):

	Contract or Notional Amount

	March 31, 2004	December 31, 2003

	(Unaudited)

Commitments to extend credit	$36,071	$23,878
Letters of credit	1,686	1,491

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

          Generally, in each of the transactions the Partnership became the lessee of equipment from an equipment owner (pursuant to a sale and leaseback transaction) and the sublessor of the equipment to the equipment user.  Each Partnership receives note payments from the equipment owner under a purchase money note given to purchase the equipment from that Partnership.  The Partnership makes lease payments to the equipment owner pursuant to the master lease of the equipment.  In most instances, payments under the purchase money note equal lease payments under the master lease.  Rental payments from the equipment used under these equipment subleases were sold in advance subject to existing liens for purchase of the equipment.

          The Partnership incurs a tax loss while the master lease/sublease structure is in place, primarily because deductions for rentals paid under the master lease exceed taxable interest income under the purchase money note.  Consequently, Guaranty Leasing has reported tax losses as a result of its investments in the Partnerships, which were deductible by the Company.  In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by one of the three Partnerships during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed.  In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by that Partnership during 1997 of $487,000 would also be disallowed.  In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment disallowing these deductions.  Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions.  The Company recorded and expensed the tax affect of the disallowed deductions in 2002.  On February 3, 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas, (the “Texas Court”).  On October 17, 2003, the Government filed a Motion to Transfer Venue from the Texas Court to the United States District Court for the Eastern District for Virginia, (the “Virginia Court”).  On November 25, 2003, the Government filed a Motion to Stay Proceedings.  On December 18, 2003, the Texas Court issued an Order to Stay Proceedings pending the Court’s ruling on the Government’s Motion to Transfer Venue.  Any final determination with respect to the Partnership will be binding on the Company.  In addition to the ongoing litigation regarding the Partnership, the Service is currently in the process of examining the tax deductions taken for the other two Partnerships.  No determination has been made regarding the disallowance of similar deductions for these other two Partnerships.  Should the Service ultimately disallow the related tax deductions taken during the remaining years of the above partnership as well as the other two Partnerships, the Company will be required to recognize an additional maximum tax liability of approximately $3.9 million plus possible penalty and interest.  The Company is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements in this Quarterly Report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “Safe Harbor” created by those sections.  When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should” or the negative of such terms and similar expressions as they relate to the Company, its customers or its management, are intended to identify forward-looking statements.  These forward-looking statements may involve known and unknown risks and uncertainties and other factors beyond the Company’s control that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets and the factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

FINANCIAL OVERVIEW

          Net earnings for both the three months ended March 31, 2004 and March 31, 2003 were $1.0 million or $0.35 per share.   For the three months ended March 31, 2004 compared with the same period in 2003, noninterest income decreased $158,000 or 11.4%, noninterest expense increased $162,000 or 4.1%, and the provision for income tax increased $145,000 or 61.2%.  These changes were partially offset by an increase in net interest income of $337,000 or 8.0% and a decrease in provision for loan loss of $125,000 or 33.3%.

          Gross loans increased to $367.9 million at March 31, 2004, from $365.5 million at December 31, 2003, an increase of $2.4 million or 0.65%.  Total assets increased to $519.0 million at March 31, 2004, compared with $517.1 million at December 31, 2003.  The increase of $1.9 million in total assets is primarily due to an increase in cash and cash equivalents, gross loans, and federal funds sold which increased $1.3 million, $2.4 million and $4.6 million, respectively, partially offset by a decrease in securities available for sale of $6.8 million.  Total deposits increased to $415.9 million at March 31, 2004 compared with $407.8 million at December 31, 2003.   This increase comes primarily from an increase in certificates of deposit of $4.8 million or 2.2%, and an increase in demand deposits of $3.7 million or 5.1%.

          Total shareholders’ equity was $37.6 million at March 31, 2004, representing an increase of $1.2 million or 3.2% from December 31, 2003.  This increase is due to the earnings for the period of $1.0 million and an increase in accumulated other comprehensive income of $149,000.

RESULTS OF OPERATIONS

Interest Income

          Interest income for the three months ended March 31, 2004 was $6.7 million, a decrease of $342,000 or 4.9% compared with the three months ended March 31, 2003.  The decrease in interest income is due primarily to the decrease in volume of average interest-earning assets from $474.9 million for the quarter ended March 31, 2003 compared to $469.1 million for the same period in 2004.  Average interest-earning assets decreased primarily due to a $13.0 million or 11.9% decrease in average securities and a $2.0 million or 44.4% decrease in average federal funds sold.  The average interest rate earned on interest-earning assets decreased from 6.01% during the three months ended March 31, 2003 to 5.73% during the three months ended March 31, 2004.

Interest Expense

          Interest expense on deposits and other interest-bearing liabilities was $2.2 million for the three months ended March 31, 2004, compared with $2.8 million for the three months ended March 31, 2003, a decrease of $679,000 or 24.0%.  The decrease in interest expense is due primarily to the 3.1% decrease in volume of average interest-bearing liabilities from $417.1 million for the quarter ended March 31, 2003 compared to $404.3 million for the same period in 2004 combined with a decrease in rates paid on those liabilities.  The decrease in total interest average bearing liabilities is primarily due to a $17.8 million or 5.0% decrease in average deposits from $360.0 million for the three months ended March 31, 2003, compared with $342.2 million for the three months ended March 31, 2004.

Net Interest Income

          Net interest income was $4.6 million for the three months ended March 31, 2004 compared with $4.2 million for the three months ended March 31, 2003, an increase of $337,000 or 8.0%.  The increase in net interest income resulted primarily from a decrease in average interest-bearing liabilities to $404.3 million for the three months ended March 31, 2004, from $417.1 million for the three months ended March 31, 2003, a decrease of $12.8 million or 3.1%, partially offset by a decrease in total average interest-earning assets to $469.1 million for the three months ended March 31, 2004, from $474.9 million for the three months ended March 31, 2003, a decrease of $5.9 million or 1.2%.  The net interest margin increased from 3.60% to 3.89% for the three months ended March 31, 2004 compared with the same three months period ended March 31, 2003.  This increase can be attributed to the fact that the percentage decline in average interest-earning liabilities exceeded the percentage decline in average interest-bearing assets, thereby causing the ratio of average interest-earning assets to average interest-bearing liabilities to increase.

          The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

          The following table sets forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2004 and 2003, respectively.  The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, the net interest spread and the net interest margin for the same periods.  The net interest spread is the difference between the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities.  The net interest margin is net interest income as a percentage of average interest-earning assets.  No tax equivalent adjustments were made and all average balances are derived from daily balances.  Nonaccruing loans have been included in the tables as loans carrying a zero yield.

	Three Months Ended March 31,

	2004			2003

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)
	(Unaudited)
Assets
Interest-earning assets
Loans	$363,841	$5,688	6.27%	$361,505	$5,955	6.68%
Securities	95,897	972	4.07%	108,890	1,074	4.00%
Federal funds sold	2,536	6	0.95%	4,509	13	1.17%
Interest-bearing deposits in other financial institutions	6,810	34	2.00%	42	-	1.70%

Total interest-earning assets	469,084	6,700	5.73%	474,946	7,042	6.01%

Less allowance for loan losses	(3,932)			(3,666)

Total interest-earning assets, net of allowance	465,152			471,280
Non-earning assets:
Cash and due from banks	21,083			16,339
Premises and equipment	13,162			13,520
Interest receivable and other assets	17,110			18,072
Other real estate owned	813			1,569

Total assets	$517,320			$520,780

Liabilities and shareholders’ equity
Interest-bearing liabilities
NOW, savings, and money market accounts	$123,405	$230	0.75%	$115,823	$262	0.92%
Time deposits	218,825	1,169	2.14%	244,226	1,853	3.08%

Total interest-bearing deposits	342,230	1,399	1.64%	360,049	2,115	2.38%
FHLB advances and federal funds purchased	52,011	500	3.86%	47,075	465	4.01%
Long-term debt	10,104	251	9.96%	10,000	249	10.10%

Total interest-bearing liabilities	404,345	$2,150	2.13%	417,124	$2,829	2.75%

Noninterest-bearing liabilities
Demand deposits	70,936			63,984
Accrued interest, taxes and other liabilities	4,809			4,746

Total liabilities	480,090			485,854
Shareholders’ equity	37,230			34,926

Total liabilities and shareholders’ equity	$517,320			$520,780

Net interest income		$4,550			$4,213

Net interest spread			3.60%			3.26%

Net interest margin			3.89%			3.60%

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

	Three Months Ended March 31,

	2004 vs. 2003

	Increase (Decrease) Due to

	Volume	Rate	Total

	(Unaudited)

Interest-earning assets:
Loans	$156	$(423)	$(267)
Securities	(520)	418	(102)
Federal funds sold	(23)	16	(7)
Interest-bearing deposits in other financial institutions	115	(81)	34

Total decrease in interest income	(272)	(70)	(342)

Interest-bearing liabilities:
NOW, savings, and money market accounts	70	(102)	(32)
Time deposits	(782)	98	(684)
Other borrowed funds	198	(163)	35
Long-term debt	11	(9)	2

Total decrease in interest expense	(503)	(176)	(679)

Increase in net interest income	$231	$106	$337

Provision for Loan Losses

          Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of the Company’s loan portfolio by an external loan review firm.   The provision for loan losses for the three months ended March 31, 2004, was $250,000, compared with $375,000 for the three months ended March 31, 2003, a decrease of $125,000 or 33.3%.  The decrease is partially due to the decrease in the ratio of net charge offs to average loans from .08% for the three months ended March 31, 2003 to .03% for the three months ended March 31, 2004.  Management believes the allowance for loan losses is adequate as of the dates indicated based on its assessment of the factors listed above.

Noninterest Income

          The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

	Three months ended March 31,

	2004	2003

	(Unaudited)

Service charges on deposit accounts	$724	$683
Fee income	271	256
Fiduciary income	56	41
Other noninterest income	135	265
Realized gain on securities	42	141

Total noninterest income	$1,228	$1,386

          As indicated above, the Company’s primary sources of recurring noninterest income are service charges on deposit accounts, fee income and other noninterest income.    Noninterest income for the three months ended March 31, 2004 decreased $158,000 or 11.4% over the same period ended March 31, 2003.  The decrease in noninterest income for the three months ending March 31, 2004 is primarily due to the decrease in gain on sale of securities realized in 2004 over 2003 and a decrease in the sale of mortgage loans into the secondary market during the same comparable quarters.  In the three months ended March 31, 2004, the Company realized a gain on sale of mortgage-backed securities of $42,000 from the sale of $1.5 million of securities compared with a gain on the sale of mortgage-backed securities of $141,000 from the sale of $24.5 million of securities during the three months ended March 31, 2003.  The Company also decreased the volume of mortgage loans it sold into the secondary market.  This activity generated noninterest income of $83,000 for the three months ended March 31, 2004 compared with $229,000 for the three months ended March 31, 2003, a decrease of $146,000 or 63.8%.  These decreases were partially offset by increases in service charges on deposit accounts and fee income of $41,000 or 6.0% and $15,000 or 5.9%, respectively, during the comparable quarters.

Noninterest Expenses

          The following table presents, for the periods indicated, the major categories of noninterest expenses (dollars in thousands):

	Three months ended March 31,

	2004	2003

	(Unaudited)

Employee compensation and benefits	$2,476	$2,339

Non-staff expenses:
Net bank premises expense	504	495
Office and computer supplies	72	82
Legal and professional fees	212	156
Advertising	92	72
Postage	51	48
FDIC insurance	16	17
Other	691	743

Total non-staff expenses	1,638	1,613

Total noninterest expenses	$4,114	$3,952

          Employee compensation and benefits expense for the three months ended March 31, 2004 increased $137,000 or 5.9% over the same period ended March 31, 2003.  The increase is due primarily to normal salary increases and an increase in employee insurance costs.  The number of full-time equivalent employees was 219 at March 31, 2004, compared with 220 at March 31, 2003.

          Non-staff expenses increased $25,000 or 1.6% over the comparable three month period in 2003.  Legal and professional expense increased by $56,000, or 35.9% for the three months primarily due to the cost incurred to contest the position the Internal Revenue Service took regarding Guaranty Leasing Partnership deductions.  Other non-staff expenses decreased $52,000 or 7.0% from $743,000 for the three months ended March 31, 2003 to $691,000 for the three months ended March 31, 2004.

Income Taxes

          Income tax expense increased $145,000 or 61.2% to $382,000 for the three months ended March 31, 2004 from $237,000 for the same period in 2003.  The increase is due primarily to a decrease in taxable deductions associated with the Company’s leasing activities.  The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses.

FINANCIAL CONDITION

Loan Portfolio

          Gross loans were $367.9 million at March 31, 2004, an increase of $2.4 million or 0.7% from $365.5 million at December 31, 2003. Loan growth occurred primarily in the commercial and industrial, and in construction and land development loans, offset by decreases in consumer and commercial real estate loans.  Average loans comprised 77.6% of total average interest-earning assets at March 31, 2004 compared with 76.1% at March 31, 2003.

          The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

	(Unaudited)

Commercial and industrial	$57,041	15.50%	$55,285	15.13%
Agriculture	10,365	2.82	10,173	2.78
Real estate:
Construction and land development	24,480	6.65	22,020	6.02
1-4 family residential	137,027	37.25	136,717	37.40
Loans, held for sale	1,263	0.34	1,244	0.34
Farmland	20,269	5.51	20,267	5.54
Commercial	78,762	21.41	79,953	21.88
Multi-family residential	9,161	2.49	9,291	2.55
Consumer, net of unearned discounts	29,534	8.03	30,564	8.36

Total gross loans	$367,902	100.00%	$365,514	100.00%

Allowance for Loan Losses

          In originating loans, the Company recognizes that it will experience credit losses and that the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio.  Management determines the adequacy of the allowance through its evaluation of the loan portfolio and based on the factors set forth in “Results of Operations-Provision for Loan Losses”.  In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan.  Loans are charged off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.   Loan charge-offs, net of recoveries, during the three months ended March 31, 2004 decreased $159,000 or 55.6% compared with the same period ended March 31, 2003.  At March 31, 2004 and March 31, 2003, the allowance for loan losses totaled  $4.0 million or 1.10% of gross loans and $3.8 million or 1.04% of gross loans, respectively.  The allowance for loan losses as a percentage of nonperforming loans was 121.10% and 88.42% at March 31, 2004 and 2003, respectively.

          Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended March 31,

	2004	2003

	(Unaudited)

Average loans outstanding	$363,841	$361,505

Gross loans outstanding at end of period	$367,902	$364,940

Allowance for loan losses at beginning of period	$3,906	$3,692
Provision for loan losses	250	375
Charge-offs:
Commercial and industrial	(45)	(230)
Real estate	(45)	(7)
Consumer	(60)	(72)
Recoveries:
Commercial and industrial	3	-
Real estate	9	5
Consumer	11	18

Net loan charge-offs	(127)	(286)

Allowance for loan losses at end of period	$4,029	$3,781

Ratio of allowance to end of period loans	1.10%	1.04%
Ratio of net charge-offs to average loans	0.03%	0.08%
Ratio of allowance to end of period nonperforming loans	121.10%	88.42%

Nonperforming Assets

           Nonperforming assets were $4.2 million at March 31, 2004 compared to $3.3 million at December 31, 2003.  Nonaccrual loans decreased $43,000 from $2.1 million at December 31, 2003 to $2.0 million at March 31, 2004.  This decrease is due primarily to three lines of credit being moved to repossessed assets or other real estate and one line of credit being upgraded to interest accrual.  Accruing loans 90 or more days past due increased $809,000 from $489,000 at December 31, 2003 to $1.3 million at March 31, 2004.  This increase is due primarily to four lines of credit becoming past due.  Management believes that these lines of credit are well collateralized and reserves have been established for any anticipated loss.  Other real estate increased $145,000 during the same period.  The increase is primarily the result of loans that were foreclosed on during the period totaling $215,000 and sales of properties with a carrying value of $69,592.  Management anticipates minimal losses on the total of these new nonperforming assets.

          The ratio of nonperforming assets to total loans and other real estate was 1.14% and 0.90% at March 31, 2004, and December 31, 2003, respectively.

           The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	March 31, 2004	December 31, 2003

	(Unaudited)

Nonaccrual loans	$2,029	$2,072
Accruing loans 90 or more days past due	1,298	489

Total nonperforming loans	3,327	2,561
Other real estate	888	743

Total nonperforming assets	$4,215	$3,304

Securities

          Securities totaled $92.8 million at March 31, 2004, a decrease of $6.8 million from $99.6 million at December 31, 2003.  The decrease is primarily the result of the decrease in federal funds purchased of $7.3 million during the quarter.  At March 31, 2004, securities represented 17.9% of total assets compared with 19.3% of total assets at December 31, 2003. The yield on average securities for the three months ended March 31, 2004, is 4.07% compared with 4.00% for the same period in 2003. At March 31, 2004 securities included $7.2 million in U.S. Government securities, $80.5 million in mortgage-backed securities, $3.9 million in equity securities, and $1.2 million in municipal securities. The average life of the securities portfolio at March 31, 2004 is approximately 3.47 years, however, all of the Company’s securities are classified as available-for-sale.

Other Assets

          Other assets totaled $9.9 million at March 31, 2004 compared with $9.4 million at December 31, 2003, an increase of $523,000 or 5.6%.  This increase resulted primarily from the recording of additional cash value of key-man life insurance that the Company owns.

Deposits

          At March 31, 2004, demand, money market and savings deposits account for approximately 46.9% of total deposits, while certificates of deposit make up 53.1% of total deposits. Total deposits increased $8.0 million or 2.0% from December 31, 2003 to March 31, 2004.  This increase comes primarily from an increase in certificates of deposit of $4.8 million or 2.2% due to the Company offering of competitive yields on these deposits.  Noninterest-bearing demand deposits totaled $75.9 million or 18.2% of total deposits at March 31, 2004, compared with $72.2 million or 17.7% of total deposits at December 31, 2003. The average cost of deposits, including noninterest-bearing demand deposits, is 1.36% for the three months ended March 31, 2004 compared with 2.02% for the same period in 2003.

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

          The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first three months of 2004 are the net change in deposits of $8.0 million, the maturities, calls, and principal repayments of securities totaling $7.3 million, the net change in federal funds purchased of $7.3 million, the net change in federal funds sold of $4.6 million and the net increase in loans of $2.7 million.

Commitments, Contingency and Off Balance Sheet Items

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

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

          Outstanding commitments and letters of credit are approximately as follows (dollars in thousands):

	Contract or Notional Amount

	March 31, 2004	December 31, 2003

	(Unaudited)

Commitments to extend credit	$36,071	$23,878
Letters of credit	1,686	1,491

Capital Resources

          Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively.  As of March 31, 2004, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios are 12.49%, 13.60%, and 8.76%, respectively.  As of March 31, 2004, the Bank’s risk-based capital ratios remain above the levels required for the Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 12.02%, 13.14%, and 8.39%, respectively.

          In the first quarter of 2004, as a result of applying the provisions of FIN 46, the Company was required to deconsolidate its interest in the Trusts from its financial statement.  The impact of this deconsolidation was considered immaterial to the Company’s consolidated financial statements.  In July 2003, the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the long-term debt in Tier I capital for regulatory purposes, subject to specified limits, until notice is given to the contrary.  If it is determined that the securities no longer qualify as Tier I capital, the Company would still be considered well-capitalized under prompt corrective action provisions as of March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          There have been no material changes in the market risk information disclosed in the Company’s Form 10-K for the year ended December 31, 2003.  See Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

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

          (b)  Changes in internal control over financial reporting

          There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASE OF EQUITY SECURITIES

                 None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None

ITEM 5.  OTHER INFORMATION

                 None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits –  The following exhibits are filed as a part of this Quarterly Report on Form 10Q:

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

                 (b)  Reports on Form 8-K

The Company filed a Current Report under Item 12 of Form 8-K on March 5, 2004 to announce the release of the Company’s earnings for the fourth quarter and year ended December 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: May 12, 2004	By: /s/ Arthur B. Scharlach, Jr.

Arthur B. Scharlach, Jr. President (Principal Executive Officer)

Date: May 12, 2004	By: /s/ Clifton A. Payne

Clifton A. Payne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.