Form 10-Q
period 2004-06-30
GUARANTY BANCSHARES INC /TX/
filed 2004-08-13
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO________

COMMISSION FILE NUMBER: 000-24235

GUARANTY BANCSHARES, INC.
 (Exact name of registrant as specified in its charter)

TEXAS	75-16516431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. ARKANSAS
MT. PLEASANT, TEXAS  75455
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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 11, 2004, there were 2,922,128 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
GUARANTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
(EXCEPT PAR VALUE)

	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$16,946	$20,630
Interest-bearing deposits	207	186

Total cash and cash equivalents	17,153	20,816
Interest-bearing time deposits	8,248	6,776
Securities available for sale	97,542	99,614
Loans held for sale	1,897	1,244
Loans, net of allowance for loan losses of $4,071 and $3,906, respectively	366,865	360,364
Premises and equipment, net	13,411	13,183
Other real estate	911	743
Accrued interest receivable	2,676	2,638
Goodwill	2,338	2,338
Other assets	8,708	9,362

Total assets	$519,749	$517,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$76,555	$72,202
Interest-bearing	336,695	335,645

Total deposits	413,250	407,847
FHLB advances and federal funds purchased	55,317	57,712
Long term debt	10,310	10,000
Other liabilities	4,341	5,071

Total liabilities	483,218	480,630

Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 3,252,016 shares issued	3,252	3,252
Additional capital	12,801	12,801
Retained earnings	25,201	23,912
Treasury stock, 329,888 and 330,088 shares at cost, respectively	(3,979)	(3,981)
Accumulated other comprehensive (loss) income	(744)	464

Total shareholders’ equity	36,531	36,448

Total liabilities and shareholders’ equity	$519,749	$517,078

See accompanying Notes to Interim Consolidated Financial Statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Interest income:
Loans	$5,640	$5,964	$11,328	$11,919
Securities
Taxable	805	999	1,763	2,058
Nontaxable	29	15	43	29
Federal funds sold	4	16	10	29
Interest-bearing deposits	34	7	68	8

Total interest income	6,512	7,001	13,212	14,043
Interest expense:
Deposits	1,424	2,010	2,823	4,125
FHLB advances and federal funds purchased	496	511	996	976
Long term debt	251	250	502	499

Total interest expense	2,171	2,771	4,321	5,600

Net interest income	4,341	4,230	8,891	8,443
Provision for loan losses	230	150	480	525

Net interest income after provision for loan losses	4,111	4,080	8,411	7,918
Noninterest income:
Service charges	797	724	1,521	1,407
Realized gain on securities available for sale	—	30	42	171
Other operating income	438	546	900	1,108

Total noninterest income	1,235	1,300	2,463	2,686
Noninterest expense:
Employee compensation and benefits	2,346	2,345	4,822	4,684
Occupancy expenses	542	508	1,052	1,008
Other operating expenses	1,202	1,264	2,330	2,377

Total noninterest expenses	4,090	4,117	8,204	8,069

Earnings before income taxes	1,256	1,263	2,670	2,535
Provision for income taxes	415	478	797	715

Net earnings	$841	$785	$1,873	$1,820

Basic earnings per common share	$0.29	$0.27	$0.64	$0.62

Diluted earnings per common share	$0.28	$0.27	$0.63	$0.62

See accompanying Notes to Interim Consolidated Financial Statements.

GUARANTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Balance at beginning of period	$37,629	$35,081	$36,448	$34,644
Net income	841	785	1,873	1,820
Cash dividends declared on common stock	(584)	(497)	(584)	(497)
Purchases of treasury stock	—	—	—	(161)
Proceeds from stock option exercises	2	—	2	—
Change in accumulated other comprehensive income, net of tax	(1,357)	141	(1,208)	(296)

Balance at end of period	$36,531	$35,510	$36,531	$35,510

See accompanying Notes to Interim Consolidated Financial Statements.

GUARANTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,

	2004	2003

Net cash from operating activities	$3,566	$6,566
Cash flows from investing activities:
Purchase of interest-bearing time deposits	(1,472)	(6,776)
Securities available for sale:
Purchases	(17,334)	(75,151)
Sales	1,542	32,602
Maturities, calls, and principal repayments	15,580	32,801
Net increase in loans	(7,331)	(1,521)
Purchases of premises and equipment	(778)	(298)
Proceeds from sale of other real estate	138	325
Net change in federal funds sold	—	1,530

Net cash from investing activities	(9,655)	(16,488)
Cash flows from financing activities:
Net change in deposits	5,403	4,324
Net change in short-term FHLB advances	4,000	7,500
Repayment of long-term FHLB advances	(180)	(170)
Net change in federal funds purchased	(6,215)	745
Stock options exercised	2	—
Purchase of treasury stock	—	(161)
Dividends paid	(584)	(497)

Net cash from financing activities	2,426	11,741

Net change in cash and cash equivalents	(3,663)	1,819
Cash and cash equivalents at beginning of period	20,816	18,244

Cash and cash equivalents at end of period	$17,153	$20,063

Supplemental disclosures:
Cash paid for income taxes	$1,005	$730
Cash paid for interest	4,350	5,712
Significant non-cash transactions:
Transfers from loans to real estate owned	$350	$763

See accompanying Notes to Interim Consolidated Financial Statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net earnings	$841	$785	$1,873	$1,820
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities arising during the period	(2,056)	244	(1,789)	(277)
Reclassification adjustment for amounts realized on securities sales included in net earnings	—	(30)	(42)	(171)

Net unrealized (loss) gain	(2,056)	214	(1,831)	(448)
Tax effect	699	(73)	623	152

Total other comprehensive (loss) income	(1,357)	141	(1,208)	(296)

Comprehensive (loss) income	$(516)	$926	$665	$1,524

See accompanying Notes to Interim Consolidated Financial Statements

GUARANTY BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of the financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 17, 2004.  The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q.  Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

          The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Weighted average common shares used in basic EPS	2,921,950	2,919,928	2,921,939	2,921,199
Dilutive effect of stock options	40,382	27,584	41,790	17,507

Weighted average common shares used in diluted EPS	2,962,332	2,947,512	2,963,729	2,938,706

NOTE  3.       STOCK OPTIONS

          In 2000, the Company granted nonqualified stock options to certain executive officers of the Company and the Bank under the Company’s 1998 Stock Incentive Plan.  The grants consisted of eight-year options to purchase 89,500 shares at an exercise price of $9.30 per share.  In February 2002, the Company granted eight-year options to purchase 20,000 shares at an exercise price of $12.50 per share.  In April 2003, the Company granted options to purchase 38,000 shares at an exercise price of $15.23 per share.  In October 2003, the Company granted options to purchase 2,000 shares at an exercise price of $17.78 per share.  The exercise price for each of the options described herein represents the closing price of the Company’s stock on the Nasdaq Stock Market, on the date the options were granted.  Each of the options fully vests and becomes exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter.  At June 30, 2004, options for 2,200 shares have been exercised and 853,500 options remain available for future grant under the 1998 Stock Incentive Plan.

          In accordance with accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard.  Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $22,000 and $13,000 for the three months ended June 30, 2004 and 2003, respectively and approximately $44,000 and $26,000 for the six months ended June 30, 2004 and 2003, respectively.  Under the modified prospective method, no stock-based employee compensation expense is recognized for periods prior to adoption.

          The weighted-average fair value per share of options granted during 2003 was $4.22.   The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.97%; expected volatility of 0.26%; risk-free interest rate of 3.20%, and an expected life of 8.00 years.  There were no options granted and options to acquire 200 shares were exercised during the three months ended June 30, 2004.

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

          The securities held by the Trusts qualify as Tier I capital for the Company under Federal Reserve Board guidelines.  As a result of the issuance of FIN 46, the Federal Reserve issued a proposed ruling instructing bank holding companies to continue to include the long-term debt in Tier I capital for regulatory purposes, subject to specified limits.  As of June 30, 2004, the Company’s aggregate amount of the long-term debt is below the limit of 25 percent of Tier 1 capital elements, net of goodwill, therefore the Company is still considered well-capitalized for regulatory purposes.

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

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

          Outstanding commitments and letters of credit are as follows (dollars in thousands):

	Contract or Notional Amount

	June 30, 2004	December 31, 2003

	(Unaudited)
Commitments to extend credit	$32,810	$23,878
Letters of credit	1,654	1,491

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

FINANCIAL OVERVIEW

          Net earnings for the six months ended June 30, 2004 were $1.9 million, or $0.63 diluted earnings per share, compared with $1.8 million, or $0.62 diluted earnings per share, for the six months ended June 30, 2003, an increase of $53,000, or 2.9%.  The increase in net earnings is due primarily to an increase in net interest income of $448,000, or 5.3%, partially offset by a decrease in noninterest income of $223,000, or 8.3% and an increase in noninterest expense of $135,000, or 1.7% for the two comparable periods.  Net earnings for the three months ended June 30, 2004 were $841,000, or $0.28 diluted earnings per share, compared with $785,000, or $0.27 diluted earnings per share, for the three months ended June 30, 2003, an increase of $56,000, or 7.1%.  The increase is due primarily to an increase in net interest income and decreases in noninterest expense and provision for income, taxes partially offset by an increase in the provision for loan losses.

          Gross loans increased to $372.8 million at June 30, 2004, from $365.5 million at December 31, 2003, an increase of $7.3 million, or 2.0%.  Total assets increased to $519.7 million at June 30, 2004, compared with $517.1 million at December 31, 2003.  The increase of $2.6 million in total assets is driven by interest bearing deposits in other banks which increased $1.5 million and in loans which increased $7.3 million.  The increase in assets was partially offset by a decrease in securities available for sale of $2.1 million and in cash and due from banks of $3.7 million.  The net increase in total liabilities resulted primarily from an increase in deposits of $5.4 million and a net increase in Federal Home Loan Bank (FHLB) advances of $3.8 million partially offset by a decrease in federal funds purchased of $6.2 million.  Total deposits increased to $413.3 million at June 30, 2004 compared to $407.8 million at December 31, 2003, an increase of $5.5 million, or 1.3%.  This increase comes primarily from an increase in noninterest-bearing deposits of $4.4 million, or 6.0% and an increase in savings, NOW and money-market accounts of $1.6 million, or 1.3% partially offset by a decrease in certificate of deposits of $553,000, or 0.3%.

          Total shareholders’ equity was $36.5 million at June 30, 2004, compared with $36.4 million at December 31, 2003, an increase of $83,000, or 0.2%.  This increase was due to earnings for the period of $1.9 million, partially offset by the payment of dividends of $584,000 and a decrease in accumulated other comprehensive income of $1.2 million.

RESULTS OF OPERATIONS

Interest Income

          Interest income for the six months ended June 30, 2004 was $13.2 million, a decrease of $831,000, or 5.9%, compared with the six months ended June 30, 2003.  The decrease in interest income is due primarily to the decrease in volume of average interest-earning assets from $479.5 million for the six months ended June 30, 2003 compared to $470.9 million for the same period in 2004.  The average interest rate earned on interest-earning assets decreased from 5.91% during the six months ended June 30, 2003 to 5.64% during the six months ended June 30, 2004.  Average loans were $367.1 million for the six months ended June 30, 2004, compared with $361.4 million for the six months ended June 30, 2003, an increase of $5.7 million, or 1.6%.  Average securities were $94.8 million for the six months ended June 30, 2004, compared with $111.5 million for the six months ended June 30, 2003, a decrease of $16.7 million, or 15.0%.   Interest income for the three months ended June 30, 2004 was $6.5 million, a decrease of $489,000, or 7.0%, compared with the three months ended June 30, 2003.  The decrease was primarily due to a decrease in the average yield on interest-earning assets from 5.80% during the three months ended June 30, 2003 to 5.55% during the three months ended June 30, 2004.

Interest Expense

          Interest expense on deposits and other interest-bearing liabilities was $4.3 million for the six months ended June 30, 2004, compared with $5.6 million for the six months ended June 30, 2003, a decrease of $1.3 million, or 22.8%.  The decrease in interest expense is due primarily to a lower average rate paid on interest-bearing liabilities, which decreased from 2.69% for the six months ended June 30, 2003, to 2.16% for the six months ended June 30, 2004.  Average interest- bearing deposits were $340.6 million for the six months ended June 30, 2004, compared to $361.5 million for the six months ended June 30, 2003, a decrease of $20.9 million, or 5.8%.  Average FHLB advances and federal funds purchased were $52.1 million for the six months ended June 30, 2004 compared to $49.1 million for the six months ended June 30, 2003, an increase of $3.0 million, or 6.1%.  Interest expense was $2.2 million for the three months ended June 30, 2004, compared with $2.8 million for the three months ended June 30, 2003, a decrease of $600,000, or 21.7%.  The decrease for the comparable three-month periods was also due to decreases in average interest rates of interest-bearing liabilities.

Net Interest Income

          The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

          Net interest income was $8.9 million for the six months ended June 30, 2004 compared with $8.4 million for the six months ended June 30, 2003, an increase of $448,000, or 5.3%.   This increase can be attributed to the fact that the percentage decline in average interest-bearing liabilities exceeded the percentage decline in average interest-earning assets thereby causing the ratio of average interest-earning assets to average interest-bearing liabilities to increase.  The average rate on total interest-earning assets for the six months ended June 30, 2004 decreased to 5.64% from 5.91% for the six months ended June 30, 2003.  Rates on interest-bearing liabilities decreased to 2.16% from 2.69% for the same comparable periods.  The net interest margin for the six months ended June 30, 2004 compared to the same six months ended June 30, 2003 increased to 3.80% from 3.55%.  Net interest income was $4.3 million for the three months ended June 30, 2004, compared with $4.2 million for the three months ended June 30, 2003, an increase of $111,000, or 2.6%.  The net interest margin increased to 3.70% from 3.51% for the three months ended June 30, 2004 compared to the same three months ended June 30, 2003.

          The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the annualized average rate earned or paid for the three and six months ended June 30, 2004 and 2003, respectively.  The tables also set forth the average rate earned on total average interest-earning assets, the average rate paid on total average interest-bearing liabilities, the net interest spread and the net interest margin for the same periods.  The net interest spread is the difference between the average rate earned on total average interest-earning assets less the average rate paid on total average interest-bearing liabilities.  The net interest margin is net interest income as a percentage of average interest-earning assets.  No tax equivalent adjustments were made and all average balances are derived from average daily balances.  Nonaccruing loans have been included in the tables as loans carrying a zero yield.

	Three Months Ended June 30,

	2004			2003

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)
	(Unaudited)
Assets
Interest-earning assets:
Loans	$370,410	$5,640	6.12%	$361,299	$5,964	6.62%
Securities	93,151	834	3.60%	114,136	1,014	3.56%
Federal funds sold	1,476	4	1.07%	5,326	16	1.20%
Interest-bearing deposits in other financial institutions	7,152	34	1.91%	3,262	7	0.86%

Total interest-earning assets	472,189	6,512	5.55%	484,023	7,001	5.80%
Less allowance for loan losses	(4,023)			(3,798)

Total interest-earning assets, net of allowance	468,166			480,225
Non-earning assets:
Cash and due from banks	20,327			17,865
Premises and equipment	13,300			13,417
Interest receivable and other assets	16,078			18,348
Other real estate owned	887			1,599

Total assets	$518,758			$531,454

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money market accounts	$120,377	$262	0.88%	$118,881	$245	0.83%
Time deposits	218,536	1,162	2.14%	244,050	1,765	2.90%

Total interest-bearing deposits	338,913	1,424	1.69%	362,931	2,010	2.22%
FHLB advances and federal funds purchased	52,112	496	3.83%	51,097	511	4.01%
Long term debt	10,310	251	9.80%	10,000	250	10.03%

Total interest-bearing liabilities	401,335	$2,171	2.18%	424,028	$2,771	2.62%

Noninterest-bearing liabilities:
Demand deposits	76,097			67,276
Accrued interest, taxes and other liabilities	4,466			4,514

Total liabilities	481,898			495,818
Shareholders’ equity	36,860			35,636

Total liabilities and shareholders’ equity	$518,758			$531,454

Net interest income		$4,341			$4,230

Net interest spread			3.37%			3.18%

Net interest margin			3.70%			3.51%

	Six Months Ended June 30,

	2004			2003

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)
	(Unaudited)
Assets
Interest-earning assets:
Loans	$367,125	$11,328	6.21%	$361,402	$11,919	6.65%
Securities	94,804	1,806	3.83%	111,514	2,087	3.77%
Federal funds sold	2,006	10	1.00%	4,917	29	1.19%
Interest-bearing deposits in other financial institutions	6,981	68	1.95%	1,651	8	0.98%

Total interest-earning assets	470,916	13,212	5.64%	479,484	14,043	5.91%
Less allowance for loan losses	(3,978)			(3,732)

Total interest-earning assets, net of allowance	466,938			475,752
Non-earning assets:
Cash and due from banks	20,706			17,103
Premises and equipment	13,231			13,469
Interest receivable and other assets	16,314			18,211
Other real estate owned	850			1,584

Total assets	$518,039			$526,119

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money market accounts	$121,891	$492	0.81%	$117,352	$507	0.87%
Time deposits	218,681	2,331	2.14%	244,139	3,618	2.99%

Total interest-bearing deposits	340,572	2,823	1.67%	361,491	4,125	2.30%
FHLB advances and federal funds purchased	52,061	996	3.85%	49,087	976	4.01%
Long term debt	10,207	502	9.89%	10,000	499	10.06%

Total interest-bearing liabilities	402,840	$4,321	2.16%	420,578	$5,600	2.69%

Noninterest-bearing liabilities:
Demand deposits	73,516			65,630
Accrued interest, taxes and other liabilities	4,638			4,629

Total liabilities	480,994			490,837
Shareholders’ equity	37,045			35,282

Total liabilities and shareholders’ equity	$518,039			$526,119

Net interest income		$8,891			$8,443

Net interest spread			3.48%			3.22%

Net interest margin			3.80%			3.55%

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

	Three Months Ended June 30,

	2004 vs. 2003

	Increase (Decrease) Due to		Total

	Volume	Rate

	(Unaudited)
Interest-earning assets:
Loans	$150	$(474)	(324)
Securities	(186)	6	(180)
Federal funds sold	(12)	—	(12)
Interest-bearing deposits in other financial institutions	8	19	27

Total increase (decrease) in interest income	(40)	(449)	(489)

Interest-bearing liabilities:
NOW, savings, and money market accounts	3	14	17
Time deposits	(185)	(418)	(603)
FHLB advances and federal funds purchased	10	(25)	(15)
Long term debt	8	(7)	1

Total increase (decrease) in interest expense	(164)	(436)	(600)

Total increase (decrease) in net interest income	$124	$(13)	$111

	Six Months Ended June 30,

	2004 vs. 2003

	Increase (Decrease) Due to

	Volume	Rate	Total

	(Unaudited)
Interest-earning assets:
Loans	$189	$(780)	(591)
Securities	(313)	32	(281)
Federal funds sold	(17)	(2)	(19)
Interest-bearing deposits in other financial institutions	26	34	60

Total increase (decrease) in interest income	(115)	(716)	(831)

Interest-bearing liabilities:
NOW, savings, and money market accounts	20	(35)	(15)
Time deposits	(379)	(908)	(1,287)
FHLB advances and federal funds purchased	60	(40)	20
Long term debt	10	(7)	3

Total increase (decrease) in interest expense	(289)	(990)	(1,279)

Total increase (decrease) in net interest income	$174	$274	$448

Provision for Loan Losses

          Provisions for loan losses are charged to expense to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period and the amount of nonperforming loans and related collateral security.  The provision for loan losses for the three months ended June 30, 2004 was $230,000 compared to $150,000 for the three months ended June 30, 2003, an increase of $80,000, or 53.3%.  This increase for the three months period was partially due to the increase in net loan charge-offs this period compared to the previous three months period of $61,000.  The provision for loan losses for the six months ended June 30, 2004, was $480,000 compared with $525,000 for the six months ended June 30, 2003, a decrease of $45,000, or 8.6%.  The decrease for the six months period was partially due to the decrease in the ratio of net charge-offs to average loans from 0.11% for the six months ended June 30, 2003 to 0.09% for the six month ended June 30, 2004.  Management believes the allowance for loan losses at June 30, 2004 is adequate based on the Company’s loan asset quality and its low historical charge-off experience.

Noninterest Income

          The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Service charges on deposit accounts	$797	$724	$1,521	$1,407
Fee income	254	231	525	487
Fiduciary income	60	41	116	82
Other noninterest income	124	274	259	539
Realized gain on sale of securities	—	30	42	171

Total noninterest income	$1,235	$1,300	$2,463	$2,686

          As indicated above, the Company’s primary sources of recurring noninterest income are service charges on deposit accounts, fee income and other noninterest income.  Noninterest income for the six months ended June 30, 2004 decreased $223,000, or 8.3% over the same period in 2003.  The decrease in noninterest income for the six months ended June 30, 2004 is primarily due to the decrease in gain on sale of securities realized and a decrease in the sale of mortgage loans into the secondary market during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The sale of loans into the secondary market generated noninterest income of $185,000 for the six months ended June 30, 2004, compared with $440,000 for the same period in 2003 while realized gain on sale of securities decreased to $42,000 from $171,000 for the same comparable periods.  These decreases were partially offset by increases in service charges and fee income of $114,000 or 8.1% and $38,000 or 7.8%, respectively, during the same six month periods.  Noninterest income for the three months period ended June 30, 2004 decreased $65,000 or 5.0% also primarily due to the decrease in the sale of mortgage loans into the secondary market.

Noninterest Expenses

          The following table presents, for the periods indicated, the major categories of noninterest expense (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Employee compensation and benefits	$2,346	$2,345	$4,822	$4,684

Non-staff expenses:
Net bank premises expense	542	508	1,052	1,008
Office and computer supplies	73	68	144	151
Legal and professional fees	174	178	386	378
Advertising	100	60	192	132
Postage	41	44	92	92
FDIC insurance	15	17	31	34
Other	799	897	1,485	1,590

Total non-staff expenses	1,744	1,772	3,382	3,385

Total noninterest expenses	$4,090	$4,117	$8,204	$8,069

          Employee compensation and benefits expense increased $1,000, or 0.04%, and $138,000, or 2.9%, for the three and six months ended June 30, 2004 compared with the same periods in 2003.  The increase for both the three and six month periods ended June 30, 2004 was due primarily to normal salary increases and related employee benefits.  The number of full-time equivalent employees was 226 at June 30, 2004, compared with 225 at June 30, 2003.

          Non-staff expenses decreased $28,000, or 1.6%, and $3,000, or 0.09%, for the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003.  Net bank premises expense increased $34,000, or 6.7% and $44,000, or 4.4%, respectively, in 2004 over the comparable periods in 2003 due to increase in depreciation expense.  Legal and professional expense decreased by $4,000, or 2.2% during the three months ended June 30, 2004 compared with the same period in 2003 and increased by $8,000, or 2.1%, for the six months ended June 30, 2004 compared with the same period in 2003.

          Other non-staff expenses decreased $98,000, or 10.9% and $105,000, or 6.6%, for the three and six month periods ended June 30, 2004, respectively, compared with the same periods in 2003.  These decreases were primarily the result of a permanent impairment charge to the Aircraft Finance Trust lease in the amount of $113,000 taken in the second quarter of 2003 while no impairment charge was taken in 2004.

Income Taxes

          Income tax expense increased $82,000 to $797,000 for the six months ended June 30, 2004 compared with $715,000 for the same period in 2003.  Income tax expense was $415,000 for the three months ended June 30, 2004 compared with $478,000 for the three months ended June 30, 2003, a decrease of $63,000.  The increase for the six months period is primarily attributable to the decrease of tax deductions available from the Company’s leveraged leasing activities.  The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.

FINANCIAL CONDITION

Loan Portfolio (including loans held for sale)

          Gross loans were $372.8 million at June 30, 2004, an increase of $7.3 million, or 2.0%, from $365.5 million at December 31, 2003. Loan growth occurred primarily in construction and land development and in 1– 4 family residential loans.  Average loans comprised 78.0% of total average interest-earning assets for the six months ended June 30, 2004 compared with 75.4% for the same period in 2003.

          The following table summarizes the loan portfolio (including loans held for sale) of the Company by type of loan as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

	(Unaudited)
Commercial and industrial	$58,906	15.80%	$55,285	15.13%
Agriculture	10,415	2.79	10,173	2.78
Real estate:
Construction and land development	26,656	7.15	22,020	6.02
1-4 family residential	141,268	37.89	136,717	37.40
Loans held for sale	1,897	0.51	1,244	0.34
Farmland	18,850	5.06	20,267	5.54
Commercial	78,947	21.17	79,953	21.88
Multi-family residential	6,298	1.69	9,291	2.55
Consumer, net of unearned discounts	29,596	7.94	30,564	8.36

Total gross loans	$372,833	100.00%	$365,514	100.00%

Allowance for Loan Losses

          In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio.  Management determines the adequacy of the allowance through its evaluation of the loan portfolio.  In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan.  Loans are charged off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.   Loan charge-offs, net of recoveries, during the six month period ended June 30, 2004 decreased $72,000 or 18.6% compared with the same period in 2003.  At June 30, 2004 and June 30, 2003, the allowance for loan losses totaled $4.1 million, or 1.09% of gross loans and $3.8 million, or 1.06% of gross loans, respectively.  The allowance for loan losses as a percentage of nonperforming loans was 104.90% and 116.77% at June 30, 2004 and 2003, respectively.

          Set forth below is an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

	As of and for the Six months ended June 30, 2004	As of and for the Six months ended June 30, 2003

	(Unaudited )
Average loans outstanding	$367,125	$361,402

Gross loans outstanding at end of period	$372,833	$362,008

Allowance for loan losses at beginning of period	$3,906	$3,692
Provision for loan losses	480	525
Charge-offs:
Commercial and industrial	(111)	(319)
Real estate	(130)	(8)
Consumer	(114)	(105)
Recoveries:
Commercial and industrial	10	3
Real estate	6	7
Consumer	24	35

Net loan charge-offs	(315)	(387)

Allowance for loan losses at end of period	$4,071	$3,830

Ratio of allowance to end of period loans	1.09%	1.06%
Ratio of net charge-offs to average loans	0.09%	0.11%
Ratio of allowance to end of period nonperforming loans	104.90%	116.77%

NONPERFORMING ASSETS

          Nonperforming assets were $4.8 million at June 30, 2004 compared with $3.3 million at December 31, 2003.  Nonaccrual loans increased $933,000 from $2.1 million at December 31, 2003 to $3.0 million at June 30, 2004.     This increase is due primarily to one line of credit being moved to nonaccrual status.  Accruing loans 90 or more days past due increased $387,000, from $489,000 at December 31, 2003 to $876,000 at June 30, 2004.  This increase is due primarily to several lines of credit becoming past due.  Management believes that these lines of credit are well collateralized and adequately reserved.  Other real estate increased $168,000 during the same period.

          The ratio of nonperforming assets to total loans and other real estate was 1.28% and 0.91% at June 30, 2004, and December 31, 2003, respectively.

          The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	June 30, 2004	December 31, 2003

	(Unaudited )
Nonaccrual loans	$3,005	$2,072
Accruing loans 90 or more days past due	876	489

Total nonperforming loans	3,881	2,561
Other real estate	911	743

Total nonperforming assets	$4,792	$3,304

SECURITIES

          Securities totaled $97.5 million at June 30, 2004, a decrease of $2.1 million from $99.6 million at December 31, 2003.  At June 30, 2004, securities represented 18.8% of total assets compared with 19.3% of total assets at December 31, 2003. The average yield on securities for the six months ended June 30, 2004 was 3.83% compared with 3.77% for the same period in 2003. At June 30, 2004, fair market value of securities included $7.1 million in U.S. Government securities, $77.2 million in mortgage-backed securities, $3.9 million in equity securities, and $9.3 million in municipal securities. The average life of the securities portfolio at June 30, 2004, was approximately 2.93 years, however, all of the Company’s securities are classified as available-for-sale.

OTHER ASSETS

          Other assets totaled $8.7 million at June 30, 2004 compared to $9.4 million at December 31, 2003, a decrease of $654,000, or 7.0%.  This decrease resulted primarily from the pay-off of $1.0 million on two life insurance policies that the Company owned partially offset by the income generated by and added back to life insurance policies still owned.

DEPOSITS

          At June 30, 2004, demand, money market and savings deposits accounted for approximately 48.1% of total deposits, while certificates of deposit made up 51.9% of total deposits. Total deposits increased $5.4 million, or 1.3% from December 31, 2003 to June 30, 2004.  This increase is due primarily to an increase in noninterest-bearing deposits of $4.4 million, or 6.0%, and an increase in savings and money market deposits of $1.6 million, or 1.3% both due to increases in the number of deposit accounts from new customer relationships.  Noninterest-bearing demand deposits totaled $76.6 million, or 18.5% of total deposits, at June 30, 2004, compared with $72.2 million, or 17.7% of total deposits, at December 31, 2003.  The average cost of deposits, including noninterest-bearing demand deposits, was 1.37% for the six months ended June 30, 2004 compared with 1.95% for the same period in 2003.

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

          The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.   As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first six months of 2004 were securities purchases of $17.3 million, securities calls, maturities, and principal repayments of $15.6 million, the net increase in loans of $7.3 million, and increase in deposits of $5.4 million.

OFF-BALANCE SHEET ITEMS

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

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

          Outstanding commitments and letters of credit are approximately as follows (dollars in thousands):

	Contract or Notional Amount

	June 30, 2004	December 31, 2003

	(Unaudited )
Commitments to extend credit	$32,810	$23,878
Letters of credit	1,654	1,491

CAPITAL RESOURCES

          Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively.  As of June 30, 2004, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 12.11%, 13.24%, and 8.45%, respectively.  As of June 30, 2004, the Bank’s risk-based capital ratios remain above the levels required for the Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 11.75%, 12.88%, and 8.20%, respectively.

          In the first quarter of 2004, as a result of applying the provisions of FIN 46, the Company was required to deconsolidate its interest in the Trusts from its consolidated financial statements.  The impact of this deconsolidation was considered immaterial to the Company’s consolidated financial statements.  In May 2004, the Federal Reserve issued a proposed ruling instructing bank holding companies to continue to include the long-term debt in Tier I capital for regulatory purposes, subject to specified limits.  As of June 30, 2004, the Company’s aggregate amount of the long-term debt is below the limit of 25 percent of Tier 1 capital elements, net of goodwill, therefore the Company is still considered well-capitalized for regulatory purposes.

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

ITEM 4.  CONTROLS AND PROCEDURES.

          (a)  Evaluation of Disclosure Controls and Procedures.

          As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          (b)  Changes in internal controls over financial reporting

          There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          The Company is subject to various claims and legal actions occurring in the normal course of business. The Company accrues for estimated losses in the accompanying financial statements for those matters where management believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.  After consultation with legal counsel, management currently believes the outcome of any outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on the Company’s business, financial condition or results of operation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its 2004 Annual Meeting of Shareholders on April 20, 2004 to consider the following proposals:

1.	The following were elected as Class I directors to serve until the 2007 Annual Meeting of Shareholders. The shares voted for and the shares withheld from voting for each director were as follows:

	Carl Johnson, Jr.	For 2,330,258	Withheld 9,931
	Clifton A. Payne	For 2,330,258	Withheld 9,931
	Jonice Crane	For 2,330,258	Withheld 9,931

The following Class II and Class III directors continued in office after the 2004 Annual Meeting:  Tyson T. Abston, C.A. Hinton, Sr., Bill G. Jones, Kirk Lee, Weldon Miller, Bill Priefert, Byron M. Rhea, Arthur B. Scharlach, Jr., and Gene Watson.

2.

The appointment of McGladrey & Pullen, LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 2004 was ratified.  A total of 2,335,396 shares were voted for the proposal, 3,864 shares were voted against the proposal and 929 shares abstained from voting on the proposal.

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

The Company furnished a Current Report under Items 7 and 12 of Form 8-K on April 23, 2004 to announce the release of the Company’s earnings for the first quarter ended March 31, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC. (Registrant)

Date: August 12, 2004	By:	/s/ ARTHUR B. SCHARLACH, Jr.

Arthur B. Scharlach, Jr. Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2004	By:	/s/ CLIFTON A. PAYNE

Clifton A. Payne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.