Form 10-Q
period 2004-09-30
GUARANTY BANCSHARES INC /TX/
filed 2004-11-12
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

As of November 9, 2004, there were 2,922,128 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
GUARANTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

	September 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$15,760	$20,630
Interest-bearing deposits	212	186

Total cash and cash equivalents	15,972	20,816
Interest-bearing time deposits	12,328	6,776
Federal funds sold	1,365	—
Securities available for sale	98,704	99,614
Loans held for sale	1,266	1,244
Loans, net of allowance for loan losses of $4,135 and $3,906, respectively	374,391	360,364
Premises and equipment, net	13,583	13,183
Other real estate	699	743
Accrued interest receivable	2,640	2,638
Goodwill	2,338	2,338
Other assets	8,349	9,362

Total assets	$531,635	$517,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$78,891	$72,202
Interest-bearing	341,427	335,645

Total deposits	420,318	407,847
FHLB advances and federal funds purchased	58,146	57,712
Long term debt	10,310	10,000
Other liabilities	4,547	5,071

Total liabilities	493,321	480,630

Commitments and Contingencies	—	—
Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 3,252,016 issued at September 30, 2004 and at December 31, 2003	3,252	3,252
Additional capital	12,802	12,801
Retained earnings	26,139	23,912
Treasury stock, 339,339 and 330,088 shares, respectively, at cost	(4,179)	(3,981)
Accumulated other comprehensive income	300	464

Total shareholders’ equity	38,314	36,448

Total liabilities and shareholders’ equity	$531,635	$517,078

See accompanying Notes to Interim Consolidated Financial Statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Interest income:
Loans	$5,750	$5,788	$17,078	$17,707
Securities	959	891	2,765	2,978
Federal funds sold	9	9	19	38
Interest-bearing deposits	69	34	137	42

Total interest income	6,787	6,722	19,999	20,765
Interest expense:
Deposits	1,531	1,647	4,354	5,772
FHLB advances, federal funds purchased and other liabilities	525	516	1,521	1,492
Long term debt	251	250	753	749

Total interest expense	2,307	2,413	6,628	8,013

Net interest income	4,480	4,309	13,371	12,752
Provision for loan losses	200	250	680	775

Net interest income after provision for loan losses	4,280	4,059	12,691	11,977
Noninterest income:
Service charges	784	715	2,305	2,122
Other operating income	530	478	1,430	1,586
Realized gain on securities available for sale	78	16	120	187

Total noninterest income	1,392	1,209	3,855	3,895

Noninterest expense:
Employee compensation and benefits	2,356	2,313	7,178	6,997
Occupancy expenses	605	501	1,657	1,509
Other operating expenses	1,311	1,149	3,641	3,526

Total noninterest expenses	4,272	3,963	12,476	12,032

Earnings before income taxes	1,400	1,305	4,070	3,840
Provision for income taxes	462	370	1,259	1,085

Net earnings	$938	$935	$2,811	$2,755

Basic earnings per common share	$0.32	$0.32	$0.96	$0.94

Diluted earnings per common share	$0.32	$0.32	$0.95	$0.94

See accompanying Notes to Interim Consolidated Financial Statements.

GUARANTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Balance at beginning of period	$36,531	$35,510	$36,448	$34,644
Net income	938	935	2,811	2,755
Cash dividends declared on common stock	—	—	(584)	(497)
Purchases of treasury stock	(225)	—	(225)	(161)
Proceeds from stock option exercises	25	—	28	—
Change in accumulated other comprehensive income, net of tax	1,045	(848)	(164)	(1,144)

Balance at end of period	$38,314	$35,597	$38,314	$35,597

See accompanying Notes to Interim Consolidated Financial Statements.

GUARANTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,

	2004	2003

Net cash from operating activities	$5,747	$7,306

Cash flows from investing activities:
Purchase of interest-bearing time deposits	(5,552)	(6,776)
Securities available for sale:
Purchases	(26,220)	(93,781)
Sales	4,790	43,403
Maturities, calls, and principal repayments	21,500	47,290
Net (increase) decrease in loans	(15,310)	4,431
Purchases of premises and equipment	(1,253)	(454)
Proceeds from sale of other real estate	695	1,335
Net change in federal funds sold	(1,365)	1,530

Net cash from investing activities	(22,715)	(3,022)

Cash flows from financing activities:
Net change in deposits	12,471	(4,226)
Net change in short-term FHLB advances	8,000	10,500
Net change in long-term FHLB advances	(271)	(258)
Net change in federal funds purchased	(7,295)	2,585
Stock options exercised	28	—
Purchase of treasury stock	(225)	(161)
Dividends paid	(584)	(497)

Net cash from financing activities	12,124	7,943

Net change in cash and cash equivalents	(4,844)	12,227
Cash and cash equivalents at beginning of period	20,816	18,244

Cash and cash equivalents at end of period	$15,972	$30,471

Supplemental disclosures:
Cash paid for income taxes	$1,555	$730
Cash paid for interest	6,816	8,479
Significant non-cash transactions:
Transfers from loans to real estate owned	$603	$1,036

See accompanying Notes to Interim Consolidated Financial Statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net earnings	$938	$935	$2,811	$2,755
Other comprehensive income:
Unrealized gain (loss) on securities available for sale arising during the period	1,661	(1,269)	(129)	(1,546)
Reclassification adjustment for amounts realized on securities sales included in net earnings	(78)	(16)	(120)	(187)

Net unrealized gain (loss)	1,583	(1,285)	(249)	(1,733)
Tax effect	(538)	437	85	589

Total other comprehensive income (loss)	1,045	(848)	(164)	(1,144)

Comprehensive income	$1,983	$87	$2,647	$1,611

See accompanying Notes to Interim Consolidated Financial Statements.

GUARANTY BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1.          BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the “Company”) and Guaranty Financial Corp., Inc., which wholly owns Guaranty Bond Bank (the “Bank”).  Guaranty Bond Bank has four wholly owned non-bank subsidiaries, Guaranty Leasing Company, Guaranty Company, GB Com Inc., and Guaranty Mortgage Company, Inc., which was formed in August 2004, and partial interests in two non-bank subsidiaries, BSC Securities, L.C. (“BSC”) and Independent Bank Services, L.C. (“IBS”).  All entities combined are collectively referred to as the “Company”.  All significant intercompany balances and transactions have been eliminated in consolidation.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of the financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 17, 2004.  The Company has consistently followed the accounting policies described in the Annual Report in preparing this Form 10-Q.  Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 2.          RECENT ACCOUNTING PRONOUNCEMENTS

          Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued. EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. Management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

          On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF 03-1 was not delayed.

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

          The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Weighted average common shares used in basic EPS	2,915,468	2,921,928	2,919,766	2,922,770
Dilutive effect of stock options	43,860	34,347	44,578	16,558

Weighted average common shares used in diluted EPS	2,959,328	2,956,275	2,964,344	2,939,328

NOTE  4.          STOCK OPTIONS

          In March 2000, the Company granted nonqualified stock options to certain executive officers of the Company and the Bank under the Company’s 1998 Stock Incentive Plan.  The grants consisted of eight-year options to purchase 89,500 shares at an exercise price of $9.30 per share.  In February 2002, the Company granted eight-year options to purchase 20,000 shares at an exercise price of $12.50 per share.  In April 2003, the Company granted eight-year options to purchase 38,000 shares at an exercise price of $15.23 per share.  In October 2003, the Company granted eight-year options to purchase 2,000 shares at an exercise price of $17.78 per share.  In July 2004, the Company granted eight-year options to purchase 3,000 shares at an exercise price of $19.50 per share.  In September 2004, the Company granted eight-year options to purchase 2,000 shares at an exercise price of $21.75 per share.  The exercise price for each of the options described herein represents the closing price of the Company’s stock on the Nasdaq Stock Market, on the date the options were granted.  Each of the options fully vests and becomes exercisable in five equal installments commencing on the first anniversary of the date of grant and annually thereafter.  At September 30, 2004, options for 4,200 shares have been exercised, options for 9,000 shares have been forfeited and options for 854,500 shares remain available for future grant under the 1998 Stock Incentive Plan.

          In accordance with accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard.  Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $20,000 and $21,000 for the three months ended September 30, 2004 and 2003, respectively and approximately $60,000 and $52,000 for the nine months ended September 30, 2004 and 2003, respectively.  Under the modified prospective method, no stock-based employee compensation expense is recognized for periods prior to adoption.

          The weighted-average fair value per share of options granted during 2004 was $4.87.   The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.80%; expected volatility of 10.56%; weighted average risk-free interest rate of 4.50%, and an expected life of 8.00 years.  There were 5,000 options granted, options to acquire 2,200 shares were exercised, and options to acquire 6,000 shares were forfeited during the nine months ended September 30, 2004.

NOTE 5.     LONG-TERM DEBT

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

          The securities held by the Trusts qualify as Tier I capital for the Company under Federal Reserve Board guidelines.  As a result of the issuance of FIN 46, the Federal Reserve issued a proposed ruling instructing bank holding companies to continue to include the trust preferred securities portion of the long-term debt in Tier I capital for regulatory purposes, subject to specified limits.  As of September 30, 2004, the Company’s aggregate amount of the trust preferred securities portion of the long-term debt is below the limit of 25 percent of Tier 1 capital elements, net of goodwill, therefore the Company is still considered well-capitalized for regulatory purposes.

NOTE  6.     COMMITMENTS AND CONTINGENCIES

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

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

          Outstanding commitments and letters of credit as of the dates indicated are approximately as follows (dollars in thousands):

	Contract or Notional Amount

	September 30, 2004	December 31, 2003

	(Unaudited)
Commitments to extend credit	$38,593	$23,878
Letters of credit	2,360	1,491

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

          The Partnership incurs a tax loss while the master lease/sublease structure is in place, primarily because deductions for rentals paid under the master lease exceed taxable interest income under the purchase money note. Consequently, Guaranty Leasing has reported tax losses as a result of its investments in the Partnerships, which were deductible by the Company.  In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by one of the three Partnerships during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed.  In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by that Partnership during 1997 of $487,000 would also be disallowed.  In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment disallowing these deductions.  Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions.  The Company recorded and expensed the tax affect of the disallowed deductions in 2002.  On February 3, 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas, (the “Texas Court”).  On October 17, 2003, the Government filed a Motion to Transfer Venue from the Texas Court to the United States District Court for the Eastern District for Virginia, (the “Virginia Court”).  On November 25, 2003, the Government filed a Motion to Stay Proceedings.  On December 18, 2003, the Texas Court issued an Order to Stay Proceedings pending the Court’s ruling on the Government’s Motion to Transfer Venue.  As of September 30, 2004, the Texas Court had not ruled on the motion to transfer venue.  Any final determination with respect to the Partnership will be binding on the Company.  In addition to the ongoing litigation regarding the Partnership, the Service is currently in the process of examining the tax deductions taken for the other two Partnerships.  No determination has been made regarding the disallowance of similar deductions for these other two Partnerships.  Should the Service ultimately disallow the related tax deductions taken during the remaining years of the above partnership as well as the other two Partnerships, the Company will be required to recognize an additional maximum tax liability of approximately $3.9 million plus possible penalty and interest.  The Company is actively contesting the position of the Service in connection with this matter, and will take appropriate steps necessary to protect its legal position.

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

GENERAL OVERVIEW

          Guaranty Bancshares, Inc. (the “Company”) is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bond Bank (the “Bank”).  The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through ten banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Commerce, Paris, Pittsburg, Sulphur Springs, Talco and Texarkana (two offices).  The Company also maintains an office in Fort Stockton, Texas that limits its product offerings to loans and time deposits.

FINANCIAL OVERVIEW

          Net earnings for the nine months ended September 30, 2004 were $2.8 million, or $0.95 diluted earnings per share, compared with $2.7 million, or $0.94 diluted earnings per share, for the nine months ended September 30, 2003, an increase in net earnings of $56,000, or 2.0%.  The increase in net earnings is due primarily to an increase in net interest income of $619,000, or 4.9%, partially offset by a decrease in noninterest income of $40,000, or 1.0% and an increase in noninterest expense of $444,000, or 3.7% for the two comparable periods.  Net earnings for the three months ended September 30, 2004 were $938,000, or $0.32 diluted earnings per share, compared with $935,000, or $0.32 diluted earnings per share, for the three months ended September 30, 2003, an increase of $3,000.  Increases in net interest income of $171,000 and noninterest income of $183,000 were partially offset by an increase of noninterest expense of $309,000 for the two comparable periods.

          Gross loans increased to $379.8 million at September 30, 2004, from $365.5 million at December 31, 2003, an increase of $14.3 million, or 3.9%.  Total assets increased to $531.6 million at September 30, 2004, compared with $517.1 million at December 31, 2003.  The increase of $14.5 million in total assets is driven by interest-bearing time deposits which increased $5.6 million and in loans which increased $14.3 million.  The increase in assets was partially offset by a decrease in securities available for sale of $910,000 and in cash and due from banks of $4.9 million.  The net increase in total liabilities resulted primarily from an increase in deposits of $12.5 million and a net increase in Federal Home Loan Bank (FHLB) advances of $7.7 million partially offset by a decrease in federal funds purchased of $7.3 million.  Total deposits increased to $420.3 million at September 30, 2004 compared to $407.8 million at December 31, 2003, an increase of $12.5 million, or 3.1%.  This increase comes primarily from an increase in noninterest-bearing deposits of $6.7 million, or 9.3% and an increase in savings, NOW and money-market accounts of $9.7 million, or 8.1% partially offset by a decrease in certificate of deposits of $4.0 million, or 1.8%.

          Total shareholders’ equity was $38.3 million at September 30, 2004, compared with $36.4 million at December 31, 2003, an increase of $1.9 million, or 5.1%.  This increase was due to earnings for the period of $2.8 million, partially offset by the payment of dividends of $584,000, purchase of treasury stock of $225,000, and a decrease in accumulated other comprehensive income of $164,000.

RESULTS OF OPERATIONS

Interest Income

          Interest income for the nine months ended September 30, 2004 was $20.0 million, a decrease of $766,000, or 3.7%, compared with the nine months ended September 30, 2003.  The decrease in interest income is due primarily to the decrease in volume of average interest-earning assets from $479.4 million for the nine months ended September 30, 2003 compared with $476.8 million for the same period in 2004.  The average interest rate earned on interest-earning assets decreased from 5.79% during the nine months ended September 30, 2003 to 5.60% during the nine months ended September 30, 2004.  Average loans were $370.1 million for the nine months ended September 30, 2004, compared with $360.4 million for the nine months ended September 30, 2003, an increase of $9.7 million, or 2.7%.  Average securities were $96.2 million for the nine months ended September 30, 2004, compared with $111.3 million for the nine months ended September 30, 2003, a decrease of $15.1 million, or 13.6%.   Interest income for the three months ended September 30, 2004 was $6.8 million, an increase of $65,000, or 1.0%, compared with the three months ended September 30, 2003.  The increase was primarily due to an increase in the average outstanding balance of interest-earning assets from $479.3 million during the three months ended September 30, 2003 to $486.7 million during the three months ended September 30, 2004.

Interest Expense

          Interest expense on deposits and other interest-bearing liabilities was $6.6 million for the nine months ended September 30, 2004, compared with $8.0 million for the nine months ended September 30, 2003, a decrease of $1.4 million, or 17.3%.  The decrease in interest expense is due primarily to a lower average rate paid on interest-bearing liabilities, which decreased from 2.55% for the nine months ended September 30, 2003, to 2.19% for the nine months ended September 30, 2004.  Average interest-bearing deposits were $341.4 million for the nine months ended September 30, 2004, compared to $358.9 million for the nine months ended September 30, 2003, a decrease of $17.5 million, or 4.9%.  Average FHLB advances and federal funds purchased were $53.3 million for the nine months ended September 30, 2004 compared with $50.9 million for the nine months ended September 30, 2003, an increase of $2.4 million, or 4.7%.  Interest expense was $2.3 million for the three months ended September 30, 2004, compared with $2.4 million for the three months ended September 30, 2003, a decrease of $106,000, or 4.4%.  The decrease for the comparable three-month periods was also primarily due to decreases in average interest rates paid on interest-bearing liabilities.

Net Interest Income

          The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

          Net interest income was $13.4 million for the nine months ended September 30, 2004 compared with $12.8 million for the nine months ended September 30, 2003, an increase of $619,000, or 4.9%.   This increase can be primarily attributed to the fact that the percentage decline in average interest-bearing liabilities exceeded the percentage decline in average interest-earning assets thereby causing the ratio of average interest-earning assets to average interest-bearing liabilities to increase.  The average rate on total interest-earning assets for the nine months ended September 30, 2004 decreased to 5.60% from 5.79% for the nine months ended September 30, 2003.  Rates on interest-bearing liabilities decreased to 2.19% from 2.55% for the same comparable periods.  The net interest margin for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 increased to 3.75% from 3.56%.  Net interest income was $4.5 million for the three months ended September 30, 2004, compared with $4.3 million for the three months ended September 30, 2003, an increase of $171,000, or 4.0%.  The net interest margin increased to 3.66% from 3.57% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

          The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the annualized average rate earned or paid for the three and nine months ended September 30, 2004 and 2003, respectively.  The tables also set forth the average rate earned on total average interest-earning assets, the average rate paid on total average interest-bearing liabilities, the net interest spread and the net interest margin for the same periods.  The net interest spread is the difference between the average rate earned on total average interest-earning assets less the average rate paid on total average interest-bearing liabilities.  The net interest margin is net interest income as a percentage of average interest-earning assets.  No tax equivalent adjustments were made and all average balances are derived from average daily balances.  Nonaccruing loans have been included in the tables as loans carrying a zero yield.

	Three Months Ended September 30,

	2004			2003

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)
	(Unaudited)
Assets
Interest-earning assets:
Loans	$373,984	$5,750	6.12%	$358,357	$5,788	6.41%
Securities	99,113	959	3.85%	110,938	891	3.19%
Federal funds sold	2,745	9	1.30%	3,160	8	1.00%
Interest-bearing deposits in other financial institutions	10,852	69	2.53%	6,834	35	2.03%

Total interest-earning assets	486,694	6,787	5.55%	479,289	6,722	5.56%
Less allowance for loan losses	(4,109)			(3,795)

Total interest-earning assets, net of allowance	482,585			475,494
Non-earning assets:
Cash and due from banks	17,837			21,582
Premises and equipment	13,684			13,333
Interest receivable and other assets	14,156			16,858
Other real estate owned	940			1,151

Total assets	$529,202			$528,418

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money market accounts	$126,136	$323	1.02%	$127,317	$212	0.66%
Time deposits	216,630	1,208	2.22%	226,304	1,434	2.51%

Total interest-bearing deposits	342,766	1,531	1.78%	353,621	1,646	1.85%
FHLB, federal funds purchased and other liabilities	55,642	525	3.75%	54,465	517	3.77%
Long term debt	10,310	251	9.69%	10,000	250	9.92%

Total interest-bearing liabilities	408,718	2,307	2.25%	418,086	2,413	2.29%

Noninterest-bearing liabilities:
Demand deposits	77,814			70,915
Accrued interest, taxes and other liabilities	4,716			4,198

Total liabilities	491,248			493,199
Shareholders’ equity	37,954			35,219

Total liabilities and shareholders’ equity	$529,202			$528,418

Net interest income		$4,480			$4,309

Net interest spread			3.30%			3.27%

Net interest margin			3.66%			3.57%

	Nine Months Ended September 30,

	2004			2003

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)
	(Unaudited)
Assets
Interest-earning assets:
Loans	$370,083	$17,078	6.16%	$360,387	$17,707	6.57%
Securities	96,158	2,765	3.84%	111,321	2,978	3.58%
Federal funds sold	2,261	19	1.12%	4,332	38	1.17%
Interest-bearing deposits in other financial institutions	8,284	137	2.21%	3,379	42	1.66%

Total interest-earning assets	476,786	19,999	5.60%	479,419	20,765	5.79%
Less allowance for loan losses	(4,023)			(3,753)

Total interest-earning assets, net of allowance	472,763			475,666
Non-earning assets:
Cash and due from banks	19,737			18,596
Premises and equipment	13,835			13,423
Interest receivable and other assets	15,575			17,760
Other real estate owned	879			1,440

Total assets	$522,789			$526,885

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money market accounts	$123,398	$813	0.88%	$120,674	$719	0.80%
Time deposits	217,976	3,541	2.17%	238,193	5,053	2.84%

Total interest-bearing deposits	341,374	4,354	1.70%	358,867	5,772	2.15%
FHLB, federal funds purchased and other liabilities	53,262	1,521	3.81%	50,880	1,492	3.92%
Long term debt	10,241	753	9.82%	10,000	749	10.01%

Total interest-bearing liabilities	404,877	6,628	2.19%	419,747	8,013	2.55%

Noninterest-bearing liabilities:
Demand deposits	74,961			67,392
Accrued interest, taxes and other liabilities	5,603			4,485

Total liabilities	485,441			491,624
Shareholders’ equity	37,348			35,261

Total liabilities and shareholders’ equity	$522,789			$526,885

Net interest income		$13,371			$12,752

Net interest spread			3.41%			3.24%

Net interest margin			3.75%			3.56%

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

	Three Months Ended September 30,

	2004 vs. 2003

	Increase (Decrease) Due to

	Volume	Rate	Total

	(Unaudited)
Interest-earning assets:
Loans	$252	$(290)	$(38)
Securities	(95)	163	68
Federal funds sold	(1)	1	—
Interest-bearing deposits in other financial institutions	21	14	35

Total increase (decrease) in interest income	177	(112)	65

Interest-bearing liabilities:
NOW, savings, and money market accounts	$(2)	$112	$110
Time deposits	(61)	(165)	(226)
FHLB advances, federal funds purchased and other liabilities	11	(2)	9
Long term debt	8	(7)	1

Total (decrease) in interest expense	(44)	(62)	(106)

Total increase (decrease) in net interest income	$221	$(50)	$171

	Nine Months Ended September 30,

	2004 vs. 2003

	Increase (Decrease) Due to

	Volume	Rate	Total

	(Unaudited)
Interest-earning assets:
Loans	$477	$(1,106)	$(629)
Securities	(406)	193	(213)
Federal funds sold	(18)	(1)	(19)
Interest-bearing deposits in other financial institutions	61	34	95

Total increase (decrease) in interest income	114	(880)	(766)

Interest-bearing liabilities:
NOW, savings, and money market accounts	16	78	$94
Time deposits	(430)	(1,082)	(1,512)
FHLB advances, federal funds purchased and other liabilities	70	(41)	29
Long term debt	18	(14)	4

Total (decrease) in interest expense	(326)	(1,059)	(1,385)

Total increase in net interest income	$440	$179	$619

Provision for Loan Losses

          Provisions for loan losses are charged to expense to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as the industry diversification of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period and the amount of nonperforming loans and related collateral security.  The provision for loan losses for the three months ended September 30, 2004 was $200,000 compared to $250,000 for the three months ended September 30, 2003, a decrease of $50,000, or 20.0%.  This decrease for the three month period ended September 30, 2004 was primarily due to the decrease in net loan charge-offs of $136,000 this period compared to the same three month period in 2003 of $240,000.  The provision for loan losses for the nine months ended September 30, 2004, was $680,000 compared with $775,000 for the nine months ended September 30, 2003, a decrease of $95,000, or 12.3%.  The decrease for the nine months period ended September 30, 2004 was partially due to the decrease in the ratio of net charge-offs to average loans from 0.17% for the nine months ended September 30, 2003 compared with 0.12% for the nine months ended September 30, 2004.  Management believes the allowance for loan losses at September 30, 2004 is adequate based on the Company’s loan asset quality and its historical charge-off experience.

Noninterest Income

          The following table presents, for the periods indicated, the major categories of noninterest income (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Service charges on deposit accounts	$784	$715	$2,305	$2,122
Fee income	246	244	771	731
Fiduciary income	65	45	181	127
Other noninterest income	219	189	478	728
Realized gain on sale of securities	78	16	120	187

Total noninterest income	$1,392	$1,209	$3,855	$3,895

          As indicated above, the Company’s primary sources of recurring noninterest income are service charges on deposit accounts, fee income and other noninterest income.  Noninterest income for the nine months ended September 30, 2004 decreased $40,000, or 1.0% compared with the same period in 2003.  The decrease in noninterest income for the nine months ended September 30, 2004 is primarily due to the decrease in gain on sale of securities realized and a decrease in the sale of mortgage loans into the secondary market during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The sale of mortgage loans into the secondary market generated noninterest income of $169,000 for the nine months ended September 30, 2004, compared with $502,000 for the same period in 2003 while realized gain on sale of securities decreased to $120,000 from $187,000 for the same comparable periods.  These decreases were partially offset by increases in service charges and fee income of $183,000, or 8.6% and $40,000, or 5.5%, respectively, during the same nine month periods.  Noninterest income for the three month period ended September 30, 2004 increased $183,000, or 15.1% compared with the same period in 2003 primarily due to the increase in service charges and gain on sale of securities.

Noninterest Expenses

          The following table presents, for the periods indicated, the major categories of noninterest expense (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Employee compensation and benefits	$2,356	$2,313	$7,178	$6,997

Non-staff expenses:
Net bank premises expense	605	501	1,657	1,509
Office and computer supplies	73	74	217	224
Legal and professional fees	161	173	547	552
Advertising	115	70	307	202
Director fees and expenses	140	153	413	437
Telephone	65	62	192	188
ATM/Debit Card expenses	119	91	317	271
Postage	59	58	151	150
FDIC insurance	15	17	46	51
Other	564	451	1,451	1,451

Total non-staff expenses	1,916	1,650	5,298	5,035

Total noninterest expenses	$4,272	$3,963	$12,476	$12,032

          Employee compensation and benefits expense increased $43,000, or 1.9%, and $181,000, or 2.6%, for the three and nine months ended September 30, 2004 compared with the same periods in 2003.  The increase for both the three and nine month periods ended September 30, 2004 was due primarily to normal salary increases and related employee benefits.  The number of full-time equivalent employees was 226 at September 30, 2004, compared with 222 at September 30, 2003.

          Non-staff expenses increased $266,000, or 16.1%, and $263,000, or 5.2%, for the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003.  Net bank premises expense increased $104,000, or 20.8%, and $148,000, or 9.8%, respectively, in 2004 over the comparable periods in 2003 primarily due to the opening of the new bank location in Texarkana in July of 2004 and additional bank wide depreciation expense.  Additional advertising campaigns caused advertising expense to increase by $45,000, or 64.3% during the three months ended September 30, 2004 compared with the same period in 2003 and increased by $105,000, or 52.0%, for the nine months ended September 30, 2004 compared with the same period in 2003.

Income Taxes

          Income tax expense increased $174,000 to $1.3 million for the nine months ended September 30, 2004 compared with $1.1 million for the same period in 2003.  Income tax expense was $462,000 for the three months ended September 30, 2004 compared with $370,000 for the three months ended September 30, 2003, an increase of $92,000.  The increase for the nine month period is primarily attributable to the decrease of tax deductions available from the Company’s leveraged leasing activities.  The earnings before income taxes stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income related to municipals and accretion of the cash surrender value of life insurance policies, the amount of non-deductible interest expense and the amount of other non-deductible expenses.

FINANCIAL CONDITION

Loan Portfolio (including loans held for sale)

          Gross loans were $379.8 million at September 30, 2004, an increase of $14.3 million, or 3.9%, from $365.5 million at December 31, 2003. Loan growth occurred primarily in commercial and industrial, construction and land development and 1– 4 family residential loans.  Average loans comprised 77.6% of total average interest-earning assets for the nine months ended September 30, 2004 compared with 75.2% for the same period in 2003.

          The following table summarizes the loan portfolio (including loans held for sale) of the Company by type of loan as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

	(Unaudited)
Commercial and industrial	$63,032	16.60%	$55,285	15.13%
Agriculture	10,333	2.72	10,173	2.78
Real estate:
Construction and land development	29,916	7.88	22,020	6.02
1-4 family residential	144,417	38.03	136,717	37.40
Loans held for sale	1,266	0.33	1,244	0.34
Farmland	17,895	4.71	20,267	5.54
Commercial	78,862	20.76	79,953	21.88
Multi-family residential	4,549	1.20	9,291	2.55
Consumer, net of unearned discounts	29,522	7.77	30,564	8.36

Total gross loans	$379,792	100.00%	$365,514	100.00%

Allowance for Loan Losses

          In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio.  Management determines the adequacy of the allowance through its evaluation of the loan portfolio.  In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan.  Loans are charged off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.   Loan charge-offs, net of recoveries, during the nine months ended September 30, 2004 decreased $176,000, or 28.1% compared with the same period in 2003.  At September 30, 2004 and September 30, 2003, the allowance for loan losses totaled $4.1 million, or 1.09% of gross loans and $3.8 million, or 1.08% of gross loans, respectively.  The allowance for loan losses as a percentage of nonperforming loans was 101.15% and 114.83% at September 30, 2004 and 2003, respectively.

          Set forth below is an analysis of the allowance for loan losses as of and for the periods indicated (dollars in thousands):

	As of and for the Nine months ended September 30, 2004	As of and for the Nine months ended September 30, 2003

	(Unaudited)
Average loans outstanding	$370,083	$360,387

Gross loans outstanding at end of period	$379,792	$356,828

Allowance for loan losses at beginning of period	$3,906	$3,692
Provision for loan losses	680	775
Charge-offs:
Commercial and industrial	(147)	(406)
Real estate	(224)	(23)
Consumer	(194)	(250)
Recoveries:
Commercial and industrial	11	4
Real estate	64	9
Consumer	39	39

Net loan charge-offs	(451)	(627)

Allowance for loan losses at end of period	$4,135	$3,840

Ratio of allowance to end of period loans	1.09%	1.08%
Ratio of net charge-offs to average loans	0.12%	0.17%
Ratio of allowance to end of period nonperforming loans	101.15%	114.83%

NONPERFORMING ASSETS

          Nonperforming assets were $5.0 million at September 30, 2004 compared with $3.3 million at December 31, 2003.  Nonaccrual loans increased $817,000 from $2.1 million at December 31, 2003 to $2.9 million at September 30, 2004.  Accruing loans 90 or more days past due increased $920,000, from $489,000 at December 31, 2003 to $1.4 million at September 30, 2004.  This increase is due primarily to three commercial lines of credit becoming past due.  Management believes that these lines of credit are well collateralized and adequately reserved.

          The ratio of nonperforming assets to total loans and other real estate was 1.31% and 0.91% at September 30, 2004, and December 31, 2003, respectively.

          The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	September 30, 2004	December 31, 2003

	(Unaudited)
Nonaccrual loans	$2,889	$2,072
Accruing loans 90 or more days past due	1,409	489

Total nonperforming loans	4,298	2,561
Other real estate	699	743

Total nonperforming assets	$4,997	$3,304

SECURITIES

          Securities totaled $98.7 million at September 30, 2004, a decrease of $910,000 from $99.6 million at December 31, 2003.  At September 30, 2004, securities represented 18.6% of total assets compared with 19.3% of total assets at December 31, 2003. The average yield on securities for the nine months ended September 30, 2004 was 3.84% compared with 3.58% for the same period in 2003. At September 30, 2004, fair market value of securities included $6.2 million in U.S. Government securities, $78.2 million in mortgage-backed securities, $4.0 million in equity securities, and $10.2 million in municipal securities. The average life of the securities portfolio at September 30, 2004, was approximately 3.73 years, however, all of the Company’s securities are classified as available for sale.

OTHER ASSETS

          Other assets totaled $8.3 million at September 30, 2004 compared to $9.4 million at December 31, 2003, a decrease of $1.0 million, or 10.8%.  This decrease resulted primarily from the pay-off in June 2004 of $1.0 million on two life insurance policies that the Company owned, partially offset by the income generated from life insurance policies still owned.

DEPOSITS

          At September 30, 2004, demand, money market and savings deposits accounted for approximately 49.6% of total deposits, while certificates of deposit made up 50.4% of total deposits. Total deposits increased $12.5 million, or 3.1% from December 31, 2003 to September 30, 2004.  This increase is due primarily to an increase in noninterest-bearing deposits of $6.7 million, or 9.3%, and an increase in savings and money market deposits of $9.7 million, or 8.1% both due to increases in the number of deposit accounts from new customer relationships.  Noninterest-bearing demand deposits totaled $78.9 million, or 18.8% of total deposits, at September 30, 2004, compared with $72.2 million, or 17.7% of total deposits, at December 31, 2003.  The average cost of deposits, including noninterest-bearing demand deposits, was 1.39% for the nine months ended September 30, 2004 compared with 1.81% for the same period in 2003.

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

          The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.   As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first nine months of 2004 were securities purchases of $26.2 million, purchase of interest-bearing time deposits of $5.6 million, securities calls, maturities, and principal repayments of $21.5 million, the net increase in loans of $15.3 million, and an increase in deposits of $12.5 million.

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

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

          Outstanding commitments and letters of credit as of the dates indicated are approximately as follows (dollars in thousands):

	Contract or Notional Amount

	September 30, 2004	December 31, 2003

	(Unaudited)
Commitments to extend credit	$38,593	$23,878
Letters of credit	2,360	1,491

CAPITAL RESOURCES

          Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively.  As of September 30, 2004, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 12.59%, 13.71%, and 8.91%, respectively.  As of September 30, 2004, the Bank’s risk-based capital ratios remain above the levels required for the Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 11.02%, 12.14%, and 7.80%, respectively.

          In the first quarter of 2004, as a result of applying the provisions of FIN 46, the Company was required to deconsolidate its interest in the Trusts from its consolidated financial statements.  The impact of this deconsolidation was considered immaterial to the Company’s consolidated financial statements.  In May 2004, the Federal Reserve issued a proposed ruling instructing bank holding companies to continue to include the trust preferred securities portion of the long-term debt in Tier I capital for regulatory purposes, subject to specified limits.  As of September 30, 2004, the Company’s aggregate amount of the trust preferred securities portion of the long-term debt is below the limit of 25 percent of Tier 1 capital elements, net of goodwill, therefore the Company is still considered well-capitalized for regulatory purposes.

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

ITEM 4.  CONTROLS AND PROCEDURES.

          (a)   Evaluation of Disclosure Controls and Procedures.

          As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

GUARANTY BANCSHARES, INC.
(Registrant)

Date: November 10, 2004	By:	/s/ ARTHUR B. SCHARLACH, JR.

Arthur B. Scharlach, Jr.
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2004	By:	/s/ CLIFTON A. PAYNE

Clifton A. Payne
Senior Vice President & Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.