Form 10-K
period 2004-12-31
GUARANTY BANCSHARES INC /TX/
filed 2005-03-18
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23113

GUARANTY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1656431
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

100 West Arkansas Mount Pleasant, Texas	75455
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐   No  ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          As of February 18, 2005, the number of outstanding shares of Common Stock was 2,912,677.  As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $25.3 million.

Documents Incorporated by Reference:

          Portions of the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2004, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

F INANCIAL INFORMATION

2004 Annual Report on Form 10-K

PART  I

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

          In 1999, the Company opened a full-service location in Pittsburg, Texas, a community of approximately 4,500 people located 12 miles from Mount Pleasant.  Also in 1999, the Company acquired the First American Financial Corporation, with banking locations in Sulphur Springs and Commerce, Texas and a wholly owned mortgage company.  In 2000, the operations of the mortgage subsidiary, which were being continued by the Company under the name Guaranty Mortgage Company, were merged into the Bank.  Also in August 2000, the Company opened a loan production office in Fort Stockton, Texas, located in the western portion of Texas, which became a full-service bank in December of 2000.  As of December 31, 2004, product offerings at the Fort Stockton location are limited to loans and time deposits.  In August of 2004, the Company closed its Deport, Texas location.  All Deport customers were transferred to either the Paris location, 12 miles to the north, or the Bogata location, 10 miles to the south.  Management believes that the Company retained 95% of the Deport customer base.  In August of 2004, the Company opened its second retail-service banking facility in Texarkana.  In November 2004, the Company opened a full-service location in Mount Vernon, Texas, a community of approximately 3,000 people located 15 miles west of Mount Pleasant.  Both of the new locations opened in 2004 are operating out of temporary facilities with plans to complete permanent facilities in 2005.

          The Company has developed a community-banking network, with most of its offices located in separate communities.  Lending and investment activities are funded from a strong core deposit base consisting of approximately 40,000 deposit accounts as of December 31, 2004.  Each of the Company’s offices has the authority and flexibility to make pricing decisions within overall ranges developed by the Company as a form of quality control.  Management of the Company believes that its responsiveness to local customers and ability to adjust deposit rates and price loans at each location gives it a distinct competitive advantage.  Employees are committed to personal service and developing long-term customer relationships, and adequate staffing is provided at each location to ensure that customers’ needs are well addressed.  The Company provides economic incentives to its employees to develop additional business for the Company and to cross-sell additional products and services to existing customers.

          The Bank owns interests in five entities which complement the Company’s business, the first three of which are wholly-owned: (i) Guaranty Leasing Company (“Guaranty Leasing”), which finances equipment leases and has engaged in certain leveraged lease transactions; (ii) Guaranty Company, which owns real estate for future Bank expansion; (iii) GB Com, Inc., a nominee company; (iv) BSC Securities, L.C. (“BSC”), which provides brokerage services; and, (v) Independent Bank Services, L.C. (“IBS”), which performs compliance, loan review, internal audit and EDP audit functions.  These entities are accounted for in the Company’s consolidated financial statements using the equity method of accounting and are included in other assets on the balance sheet.

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

          Focus On Community Banking.  The Company has developed a reputation of being a premier provider of financial services to small and medium-sized businesses, professionals and individuals in Northeast Texas.  Management believes the Company’s reputation for providing personal, professional and dependable service is well established in communities located in this area.  Each of the Company’s full-service branch locations is administered by a local President who has knowledge of the particular community and lending expertise in the specific industries found in the community, whether it is agriculture, manufacturing and commerce or professional services.  Decisions regarding loans and deposits are made at each location, enabling the Company to provide timely decisions on lending issues.

          Continue Controlled Core Growth.  The Company has increased its deposit market share in each of the communities in which it maintains a full-service banking center.  In 2004, total deposits grew $25.9 million, or 6.3%.  Growth was experienced in non-interest bearing checking accounts of $10.1 million, or 14%, interest-bearing checking accounts of $5.7 million, or 12.7%, and money market accounts of $8.2 million, or 13.8%.  The larger growth markets were Mount Pleasant, Paris, Texarkana and Commerce.  In its principal location of Mount Pleasant, the Company’s market share of financial institution deposits, based on the FDIC Deposit Market Share data as of June 30, 2004, was approximately 40.8%, the largest single financial institution in that market.  This same data showed gains in market share of other markets with total market share for the Commerce location at 5.1%, Pittsburg at 9.4%, Sulphur Springs at 14.9%, Paris at 11.3%, and Bogata at 13.5%.  The Company is well known in its geographic area as a result of its longevity and reputation for service.  The Company continues to look for additional expansion opportunities, either through acquisitions of existing financial institutions or by establishing de novo offices.  The Company intends to consider various strategic acquisitions of banks, banking assets or financial service entities related to banking in those areas that management believes would complement and help grow the Company’s existing business as well as servicing its existing customer base.

          Enhance Technology.  The Company has embraced technological change as a way to remain competitive, manage operational costs associated with growth and offer superior products to its customers.  Recent technological additions include mailroom automation, Voice-Over-IP telephony, and Internet Banking enhancements.  This adds to our existing electronic bill and note payment, note and document imaging, electronic report management, remote proof capture, electronic statement delivery, and an automated voice response system.  Currently, the Company is evaluating several additional enhancements that will improve its ability to deliver information internally to improve productivity and externally to provide convenience and timeliness to its growing customer base.  Such enhancements include consolidation of the various accounting systems the Bank uses, implementation of a new “Check 21” compatible teller system and electronic check/image presentment.  The Company has made significant investments in technology.

          Offer Full Range of Services and Products.  The Company recognizes its competition is not solely banks, but brokerage houses, insurance companies, credit unions and various other financial service firms, and that in order to thrive it must be competitive in the products that it offers.  The Company offers a full range of commercial loan products, including term loans, lines of credit, fixed asset loans, real estate loans and working capital loans.  The Company also offers consumers a full range of personal loan products including automobile loans, home improvement loans, consumer loans and mortgage loans.  In addition to loan products, the Company has a wide variety of deposit products, including a Premier Money Market Account that pays a rate competitive with most brokerage investment accounts.  This product, coupled with certificates of deposit, NOW accounts, savings accounts, Internet banking with on-line bill pay, free checking, debit cards, ATM convenience and overdraft protection, gives the customer a full complement of deposit products at competitive rates.

          Expand Revenue Sources.  In order to provide service to its customers and to augment revenues, the Company offers brokerage services through BSC, a full-service brokerage company.  BSC offers a complete array of investment options including stocks, bonds, mutual funds, financial and retirement planning, tax advantaged investments and asset allocations.  These products are not FDIC insured.  BSC offers securities through Southwest Securities, a Texas-based independent clearing firm and is licensed and regulated through the National Association of Securities Dealers, the Securities and Exchange Commission and various state and federal banking authorities.  The Company’s Trust Department offers complete trust services, including estate administration and custody, trust and asset management services.  Management believes that an aging affluent population will foster an increase in the need for professional estate administration services.  The maturing of the baby boomer generation is creating a market for asset management services.  The Trust Department is in a unique position since there is little competition for trust services in the Company’s markets.  Because of the Company’s strong presence in its markets, management believes that banking relationships can be leveraged into growth for the Trust Department.  In 2004, Trust Department assets under management increased $16.9 million, or 34.5%.  Management expects that trust assets and corresponding management fees will grow as a result of expanding estate administration, traditional trust services, asset management services and custodial services in the Company’s markets.

          Improve Operating Efficiencies.  In order to control overhead expenses, the Company seeks to provide a full range of services as efficiently as possible.  Through BSC, the Company is able to provide its customers with full brokerage services without having to carry the entire cost itself due to a shared cost agreement with other banks.  Similarly, the Company enjoys the compliance and loan review functions provided by IBS on a shared cost basis with a group of other banks participating in this arrangement.  The Company has spent the last ten years and considerable revenue expanding its market and improving the delivery of its financial products, which has resulted in a higher than desired efficiency ratio.  Beginning with the acquisition of the Deport Bank in 1992, the Company has added twelve locations and closed one.  As a result, the Company has not yet achieved the desired economies of scale, but with its growth rate, those economies are beginning to be realized and the efficiency ratio is expected to show improving trends in the future.  Management believes the Company has the support staff and related fixed asset investments necessary to accommodate additional growth and realize economies of scale.

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

Competition

          The banking business is highly competitive, and the profitability of the Company depends principally on its ability to compete in the market areas in which its banking operations are located.  The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company.  The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.  Competition from both financial and non-financial institutions is expected to continue.

Leveraged Lease Transactions

          In a series of transactions in 1992, 1994 and 1995, Guaranty Leasing acquired limited partnership interests in three different partnerships (collectively, the “Partnerships” or individually, the “1992 Partnership”, “1994 Partnership” and “1995 Partnership”, respectively) engaged in the equipment leasing business.  The investments were structured by TransCapital Corporation (“TransCapital”) through various subsidiaries and controlled partnerships.

          Generally, in each of the transactions, a partnership became the lessee of equipment from an equipment owner (pursuant to a sale and leaseback transaction) and the sublessor of the equipment to the equipment user.  Each partnership receives note payments from the equipment owner under a purchase money note given to purchase the equipment from that partnership.  The partnership makes lease payments to the equipment owner pursuant to the master lease of the equipment.  In most instances, payments under the purchase money note equal lease payments under the master lease.  Rental payments from the equipment used under these equipment subleases were sold in advance subject to existing liens for purchase of the equipment.

          The partnership incurs a tax loss while the master lease/sublease structure is in place, primarily because deductions for rentals paid under the master lease exceed taxable interest income under the purchase money note. Consequently, Guaranty Leasing has reported tax losses as a result of its investments in the Partnerships, which were deductible by the Company.  In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by the “1992 Partnership” during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed.  In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by that Partnership during 1997 of $487,000 would also be disallowed.  In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment disallowing these deductions.  Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions.  The Company recorded and expensed the tax affect of the disallowed deductions in 2002.

          In February 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas the (“Texas Court”).  In October 2003, the Government filed a Motion to Transfer Venue from the “Texas Court” to the United States District Court for the Eastern District for Virginia, (the “Virginia Court”) but in the alternative, claimed the “Texas Court” had no jurisdiction to hear the case.  In November 2003, the Government filed a Motion to Stay Proceedings.  In December 2003, and still in effect, the “Texas Court” issued an Order to Stay Proceedings pending the Court’s ruling on the Government’s Motion to Transfer Venue.

          In June 2004 in a similar case, of which the Company is not a party, the Government filed a brief with the United States Court of Appeals for the Federal Circuit (“the Federal Circuit”) essentially agreeing and concluding that Section 6226(a)(2) of the Internal Revenue Code is a venue provision and not a jurisdictional provision.  This is the same position of the Company in its pending litigation against the Government in the “Texas Court”.  In July 2004, the “Texas Court” granted a Motion to Continue Hearing on the United States Opposed Motion to Transfer Venue.  The “Texas Court” and the Company are currently awaiting a ruling from the “Federal Circuit” on the jurisdictional v. venue issue.

          As of December 31, 2004, the “Federal Circuit” has not made a definitive ruling on the issue of whether Section 6226(a)(2) is jurisdictional or whether the statute is merely a venue provision.  It is anticipated by legal counsel that given the Government’s change of position, the “Federal Circuit” will determine that Section 6226(a)(2) addresses the issue of venue and not jurisdiction; but a definitive answer must await a ruling from the “Federal Circuit”.  Oral arguments were presented to the “Federal Circuit” in October 2004 and it is anticipated that a ruling will be issued within the near future.

          In March 2004, the Company was informed by the Service that it had taken the position that certain losses taken by the “1994 Partnership” during the tax years of 1994 through 1999 would be disallowed and tax owed totaling $438,579 would be assessed.  As of December 31, 2004, the Company has not received a Notice of Final Partnership Administrative Adjustment on this Partnership.  Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions.

          In addition to the ongoing litigation regarding these Partnerships, the Service is currently in the process of examining the tax deductions taken for the “1995 Partnership”.  No determination has been made regarding the disallowance of similar deductions taken by this Partnership.  Should the Service ultimately disallow the related tax deductions taken during the remaining years of the “1992 Partnership” as well as the other two Partnerships, the Company will be required to recognize an additional maximum tax liability of approximately $3.9 million plus possible penalty and interest.  The Company is actively contesting the position of the Service in connection with this matter, and has taken and will continue to take, appropriate steps necessary to protect its legal position.  Any final determination with respect to the Partnerships will be binding on the Company.

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

          Prior to 2004, on belief that the Company’s investment in AFT was impaired by declines in air travel, the uncertainly surrounding the airline industry, the limited marketability of the AFT investment, and general economic conditions, impairment charges of approximately $1.6 million were recorded and the carrying amount of the investment was reduced to $1.4 million.  During 2004, an impairment charge of $120,000 was recorded.  The book value of the AFT investment at December 31, 2004 was $1.3 million.

Employees

          As of December 31, 2004, the Company had 224 full-time employees and 21 part-time employees, 87 of whom were officers of the Bank.  All employees are non-union employees.  The Company considers its relations with employees to be excellent.

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

          The following description summarizes some of the laws to which the Company and the Bank are subject. References in the following description to applicable statutes and regulations are brief summaries of these statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

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

          Scope of Permissible Activities.  Under the BHC Act, bank holding companies generally may not acquire a direct or indirect interest in, or control of more than 5% of the voting shares of, any company that is not a bank or bank holding company, or engage in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, various activities that the Federal Reserve has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.  In approving acquisitions or the addition of activities, the Federal Reserve considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

          Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, effective in 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking activities, and activities that the Federal Reserve has determined to be closely related to banking.  No regulatory approval is generally required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

          Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (CRA).

          While the Federal Reserve Board serves as the “umbrella” regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities are handled along functional lines.  Accordingly, activities of subsidiaries of a financial holding company are regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

          USA Patriot Act and Privacy Regulations.  On October 26, 2001, President Bush signed the USA Patriot Act of 2001.  Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Act on financial institutions of all kinds is significant and wide ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

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

          Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies.  Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements).  Total capital is the sum of Tier 1 and Tier 2 capital.  As of December 31, 2004, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.52% and its ratio of total capital to total risk-weighted assets was 13.65%.

          In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies.  The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum.  As of December 31, 2004, the Company’s leverage ratio was 8.73%.

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

          The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%.  The capital categories have the same definitions for the Bank as for the Company.  As of December 31, 2004, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 11.11% and its ratio of total capital to total risk-weighted assets was 12.25%.

          The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets.  The TDB has issued a policy, which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%.  As of December 31, 2004, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 7.74%.

          Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions.  Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly under capitalized” and “critically under capitalized.”  A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.  An “adequately capitalized” bank has a total risk based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank.  A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.

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

          Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2004.  The Bank’s capital ratios exceeded the minimum requirements for “well capitalized” institutions under the regulatory framework for prompt corrective action at December 31, 2004.  As a result, the Company does not believe that FDICIA’s prompt corrective action regulations will have any material effect on the activities or operations of the Bank.  It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the FDICIA’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

          In addition to BIF assessments, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by the Financing Corporation (“FICO”) to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987.  With regard to the assessment for the FICO obligation, for the fourth quarter 2004, the BIF rate was 0.0146% of deposits.  The FICO assessment rate is adjusted quarterly.

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

          Community Reinvestment Act (CRA). The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks.  These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company.  An unsatisfactory record can substantially delay or block the transaction.

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

Item 2.  Properties

          The Company conducts business at twelve banking locations, with two located in Mount Pleasant, two located in Texarkana, seven located in the Northeast Texas communities of Bogata, Commerce, Mount Vernon, Paris, Pittsburg, Sulphur Springs, Talco and one located in the West Texas community of Fort Stockton.  The Company’s headquarters are located at 100 West Arkansas in Mount Pleasant in a two-story office building.  The Company owns all of its locations.  The following table sets forth specific information on each of the Company’s locations:

Location	Address	Deposits at December 31, 2004

		(Dollars in thousands)
Bogata	110 Halesboro Street, Bogata, Texas 75417	$22,185
Commerce	1108 Park Street, Commerce, Texas 75429	33,416
Fort Stockton (1)	#1 Spring Drive, Fort Stockton, Texas 79735	691
Mount Pleasant-Downtown	100 West Arkansas, Mount Pleasant, Texas 75455	168,625
Mount Pleasant-South (2)	2317 South Jefferson, Mount Pleasant, Texas 75455
Mount Vernon (3)	304 South Highway 37, Mount Vernon, Texas 75457	1,354
Paris	3250 Lamar Avenue, Paris, Texas 75460	82,844
Pittsburg	116 South Greer Blvd., Pittsburg, Texas 75686	20,562
Sulphur Springs	919 Gilmer Street, Sulphur Springs, Texas 75482	62,157
Talco	104 Broad Street, Talco, Texas 75487	13,807
Texarkana	2202 St. Michael Drive, Texarkana, Texas 75503	27,283
Texarkana-West (4)	5800 West 7th Street, Texarkana, Texas 75503	819

(1) Location offers loans and time deposits only.
(2) Combined with Mt. Pleasant Downtown location deposits.
(3) Opened in November 2004.
(4) Opened in August 2004.

Item 3.  Legal Proceedings

          The Company faces ordinary routine litigation arising in the normal course of business.  In the opinion of management, liabilities (if any) arising from such claims will not have a material adverse effect upon the business, results of operations or financial condition of the Company.

          In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by the “1992 Partnership” during 1994, 1995 and 1996 of $302,000, $410,000 and $447,000, respectively, would be disallowed.  In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by that Partnership during 1997 of $487,000 would also be disallowed.  In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment disallowing these deductions.  Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions.  The Company recorded and expensed the tax affect of the disallowed deductions in 2002.

          In February 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas the (“Texas Court”).  In October 2003, the Government filed a Motion to Transfer Venue from the “Texas Court” to the United States District Court for the Eastern District for Virginia, (the “Virginia Court”) but in the alternative, claimed the “Texas Court” had no jurisdiction to hear the case.  In November 2003, the Government filed a Motion to Stay Proceedings.  In December 2003, and still in effect, the “Texas Court” issued an Order to Stay Proceedings pending the Court’s ruling on the Government’s Motion to Transfer Venue.

          In June 2004 in a similar case, of which the Company is not a party, the Government filed a brief with the United States Court of Appeals for the Federal Circuit (“the Federal Circuit”) essentially agreeing and concluding that Section 6226(a)(2) of the Internal Revenue Code is a venue provision and not a jurisdictional provision.  This is the same position of the Company in its pending litigation against the Government in the “Texas Court”.  In July 2004, the “Texas Court” granted a Motion to Continue Hearing on the United States Opposed Motion to Transfer Venue.  The “Texas Court” and the Company are currently awaiting a ruling from the “Federal Circuit” on the jurisdictional v. venue issue.

          As of December 31, 2004, the “Federal Circuit” has not made a definitive ruling on the issue of whether Section 6226(a)(2) is jurisdictional or whether the statute is merely a venue provision. It is anticipated by legal counsel that given the Government’s change of position, the “Federal Circuit” will determine that Section 6226(a)(2) addresses the issue of venue and not jurisdiction; but a definitive answer must await a ruling from the “Federal Circuit”. Oral arguments were presented to the “Federal Circuit” in October 2004 and it is anticipated that a ruling will be issued within the near future.

          In March 2004, the Company was informed by the Service that it had taken the position that certain losses taken by the “1994 Partnership” during the tax years of 1994 through 1999 would be disallowed and tax owed totaling $438,579 would be assessed.  As of December 31, 2004, the Company has not received a Notice of Final Partnership Administrative Adjustment on this Partnership.  Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions.

          In addition to the ongoing litigation regarding the Partnerships, the Service is currently in the process of examining the tax deductions taken for the “1995 Partnership”.  No determination has been made regarding the disallowance of similar deductions taken by this Partnership.  Should the Service ultimately disallow the related tax deductions taken during the remaining years of the “1992 Partnership” as well as the other two Partnerships, the Company will be required to recognize an additional maximum tax liability of approximately $3.9 million plus possible penalty and interest.  The Company is actively contesting the position of the Service in connection with this matter, and has taken and will continue to take, appropriate steps necessary to protect its legal position.  Any final determination with respect to the Partnerships will be binding on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities

          The Common Stock began trading on May 21, 1998 and is listed on the Nasdaq National Market System (“Nasdaq NMS”) under the symbol “GNTY”.  Prior to that date, the Company’s Common Stock was privately held and not listed on any public exchange or actively traded.  The Company had a total of 2,912,677 shares outstanding at December 31, 2004.  As of December 31, 2004, there were 349 registered shareholders of record.  The number of beneficial shareholders is unknown to the Company at this time.

          The following table presents the high and low Common Stock prices reported on the Nasdaq NMS by quarter during the two years ended December 31, 2004:

	2004		2003

	High	Low	High	Low

Fourth quarter	$22.83	$20.44	$22.00	$17.78
Third quarter	24.00	17.05	18.15	16.40
Second quarter	20.65	19.00	16.59	14.90
First quarter	22.10	20.00	16.40	15.64

          Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefore.  While the Company has declared dividends on its Common Stock since 1980, and paid semi-annual dividends aggregating $0.40 per share per annum in 2004, there is no assurance that the Company will continue to pay dividends in the future.

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

          The Company’s cash dividends paid per share by quarter for the Company’s last two fiscal years were as follows:

	2004	2003

Fourth quarter	$0.20	$0.20
Third quarter	—	—
Second quarter	0.20	0.17
First quarter	—	—

Securities Authorized for Issuance Under Equity Compensation Plans

          The Company currently has stock options outstanding.  The options were granted under the Company’s 1998 Stock Incentive Plan which was approved by the Company’s shareholders.  The following table provides information as of December 31, 2004 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

	EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities to remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	141,300	$11.58	854,500
Equity compensation plans not approved by security holders	—	—	—

Total	141,300	$11.58	854,500

          The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the year ended December 31, 2004:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2004 - July 31, 2004	5,000	$19.75	20,500
August 1, 2004 - August 31, 2004	6,451	19.50	14,049

Total	11,451	$19.61

(1)   Under a stock repurchase program approved by the Company’s Board of Directors on August 20, 2002, publicly announced on August 27, 2002 and implemented effective November 15, 2002, the Company was authorized to repurchase up to 100,000 shares of its Common Stock.  The repurchase program does not have an expiration date.

Item 6.  Selected Financial Data

Selected Consolidated Financial Data Of The Company

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table presents selected historical consolidated financial data as of and for the five years ended December 31, 2004 and is derived from the Company’s Consolidated Financial Statements, which have been audited by an independent registered public accounting firm.

	As of and for the Years Ended December 31

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$27,029	$27,564	$28,955	$29,861	$29,017
Interest expense	9,137	10,242	12,272	16,363	16,742

Net interest income	17,892	17,322	16,683	13,498	12,275
Provision for loan losses	930	1,075	1,260	1,385	595

Net interest income after provision for loan losses	16,962	16,247	15,423	12,113	11,680
Noninterest income	4,756	4,937	5,056	6,201	3,723
Noninterest expense	16,483	15,837	14,692	13,519	12,140

Earnings before taxes	5,235	5,347	5,787	4,795	3,263
Provision for income tax expense	1,575	1,503	1,410	1,505	755

Net earnings	$3,660	$3,844	$4,377	$3,290	$2,508

Common Share Data:
Net earnings (basic) (1)	$1.25	$1.32	$1.46	$1.09	$0.80
Net earnings (diluted) (1)	1.24	1.30	1.45	1.09	0.80
Book value	13.26	12.47	11.81	10.59	9.67
Tangible book value	12.46	11.67	11.01	9.82	8.85
Cash dividends	0.40	0.37	0.32	0.28	0.25
Dividend payout ratio	31.88%	28.12%	21.73%	25.56%	30.70%
Weighted average common shares outstanding-basic (in thousands)	2,918	2,923	2,991	3,016	3,126
Weighted average common shares outstanding-diluted (in thousands)	2,963	2,953	3,013	3,027	3,133
Period end shares outstanding (in thousands)	2,913	2,922	2,932	3,004	3,044
Balance Sheet Data (at period end):
Total assets	$541,966	$517,078	$517,968	$460,509	$411,031
Securities	103,751	99,614	106,992	81,715	81,620
Loans held for sale	1,749	1,244	5,727	1,634	172
Loans	375,585	364,270	359,888	329,621	287,163
Allowance for loan losses	4,154	3,906	3,692	3,346	2,578
Total deposits	433,743	407,847	424,950	383,279	358,265
Total shareholders’ equity	38,624	36,448	34,644	31,827	29,425

(Table continues on next page.)

	As of and for the Years Ended December 31

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data )
Average Balance Sheet Data:
Total assets	$527,025	$524,675	$490,620	$432,200	$394,496
Securities	97,549	109,325	91,710	74,826	84,933
Loans (2)	371,586	359,829	342,823	302,656	267,996
Allowance for loan losses	4,091	3,767	3,485	2,735	2,519
Total deposits	420,592	423,283	403,125	374,566	345,342
Total shareholders’ equity	37,687	35,496	33,934	30,629	28,266
Performance Ratios:
Return on average assets	0.69%	0.73%	0.89%	0.76%	0.64%
Return on average common equity	9.71	10.83	12.90	10.74	8.87
Net interest margin	3.71	3.63	3.73	3.46	3.44
Efficiency ratio (3)	73.17	71.75	68.79	70.10	75.72
Asset Quality Ratios (4):
Nonperforming assets to total loans and other real estate	1.13%	0.90%	1.18%	1.87%	1.73%
Net loan charge-offs to average loans	0.18	0.24	0.27	0.20	0.19
Allowance for loan losses to total loans	1.10	1.07	1.01	1.01	0.90
Allowance for loan losses to nonperforming loans (5)	116.16	152.52	114.87	59.23	54.83
Capital Ratios (4):
Leverage ratio	8.73%	8.32%	8.62%	8.44%	8.60%
Average shareholders’ equity to average total assets	7.15	6.77	6.92	7.09	7.17
Tier 1 risk-based capital ratio	12.52	12.10	12.06	11.52	11.79
Total risk-based capital ratio	13.65	13.18	13.12	12.58	12.69

(1)	Net earnings per share are based upon the weighted average number of common shares outstanding during the period.
(2)	Includes loans held for sale.
(3)	Calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding securities losses or gains. Taxes are not part of this calculation.
(4)	At period end, except net loan charge-offs to average loans, and average shareholders’ equity to average total assets which is for periods ended at such date.
(5)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

          Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements which describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control.  The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

          Allowance for Loan Losses.  The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses.  Management has established an allowance for loan losses, which it believes is adequate to absorb estimated losses in the Company’s loan portfolio.  Based on an evaluation of the loan portfolio, management presents a quarterly review of the adequacy of the allowance for loan losses to the Company’s Board of Directors.  In making its evaluation, management considers the diversification by industry of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the results of management’s internal loan review, its own peer group analysis, and the evaluation of its loan portfolio through a semi-annual external loan review conducted by IBS.  Charge-offs occur when loans are deemed to be uncollectible.  See additional discussion under the sections captioned, “Allowance for Loan Losses” and “Provision for Loan Losses,” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          Net earnings were $3.7 million, $3.8 million and $4.4 million for the years ended December 31, 2004, 2003, and 2002, respectively, and diluted net earnings per share were $1.24, $1.30, and $1.45 for these same periods.  The decrease in earnings from 2003 to 2004 resulted primarily from an increase in noninterest expense and a decrease in noninterest income, partially offset by an increase in net interest income, caused by a growth in interest-earnings assets and a lower cost of funds.  Average interest-earning assets increased to $481.7 million from $476.9 million, or 1.0% in 2004, while the cost of funds decreased from 2.46% in 2003 to 2.24% in 2004.  The resulting net interest margin increased from 3.63% in 2003 to 3.71% in 2004, an increase of 8 basis points or 2.2%.  Noninterest income decreased $181,000, or 3.7% primarily from fewer gains on the sale of securities and a decrease in the sale of mortgage loans into the secondary market.  Noninterest expense increased $646,000, or 4.1% during 2004 compared to 2003 resulting primarily from an increase in occupancy expenses and advertising.  The Company also incurred additional expenses to open the new Texarkana location in the third quarter of 2004, expenses to open the new Mount Vernon location in the fourth quarter of 2004 and expenses related to the closing of the Deport location in the third quarter of 2004.  The decrease in earnings from 2002 to 2003 resulted primarily from an increase in noninterest expense and a decrease in noninterest income, partially offset by an increase in net interest income.  The Company posted returns on average assets of 0.69%, 0.73% and 0.89% and returns on average common equity of 9.71%, 10.83% and 12.90% in 2004, 2003, and 2002, respectively.

          Total assets at December 31, 2004 and 2003 were $542.0 million and $517.1 million, respectively.  Total deposits at December 31, 2004 and 2003 were $433.7 million and $407.8 million, respectively, an increase of $25.9 million, or 6.3% in 2004.  The increase in deposits was primarily attributable to an increase in NOW accounts of $5.7 million, an increase in savings and money market accounts of $8.7 million and an increase in noninterest-bearing accounts of $10.1 million.  At December 31, 2004 and 2003, securities totaled $103.8 million and $99.6 million, respectively.  The increase in securities during 2004 was primarily due to an increase of $9.4 million in state and municipal securities, partially offset by an increase in normal pay-downs in the secondary market.  Common shareholders’ equity was $38.6 million and $36.4 million at December 31, 2004 and 2003, respectively.  The increase in common shareholder’s equity for the year ended December 31, 2004 reflects earnings retention, partially offset by the purchase of treasury stock and payment of dividends.

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

          2004 versus 2003    Net interest income, before the provision for loan losses, increased from $17.3 million in 2003 to $17.9 million in 2004, an increase of $570,000, or 3.3%.  This resulted in net interest margins of 3.71% and 3.63% and net interest spreads of 3.37% and 3.32% for the years ended December 31, 2004 and 2003, respectively.

          The increase in net interest income for 2004 was driven by an increase in average loans of $11.8 million, or 3.3% and a decrease in average time deposits of $14.1 million, or 6.1%.  The impact of the increase in average loans was offset by the decrease in the yield on average interest-earning assets from 5.78% in 2003 to 5.61% in 2004.  The yield on average interest-bearing liabilities also decreased from 2.46% in 2003 to 2.24% in 2004.

          2003 versus 2002   Net interest income, before the provision for loan losses, increased from $16.7 million in 2002 to $17.3 million in 2003, an increase of $639,000, or 3.8% primarily due to a decrease in interest expense of $2.0 million, or 16.5%, partially offset by a decrease in interest income of $1.4 million, or 4.8%.  This resulted in net interest margins of 3.63% and 3.73% and net interest spreads of 3.32% and 3.31% for the years ended December 31, 2003 and 2002, respectively.

          The increase in net interest income for 2003 was primarily due to the decrease in cost of interest-bearing liabilities from 3.16% in 2002 to 2.46% in 2003.  While the Company had an increase in average loans of $17.0 million, or 4.96% and average securities of $17.6 million, or 19.21%, the impact of these increases were partially offset by lower yield on interest-earning assets which decreased from 6.47% in 2002 to 5.78% in 2003.  The lower yields and lower cost of funds resulted from a decrease in the prime rate during 2002 from 4.75% to 4.50% and a further reduction in 2003 from 4.50% to 4.00%.

          The following table presents for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts.  The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods.  No tax equivalent adjustments were made and all average balances are daily average balances.  Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Years Ended December 31,

	2004			2003			2002

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$371,586	$22,990	6.19%	$359,829	$23,473	6.52%	$342,823	$24,119	7.04%
Securities	97,549	3,769	3.86	109,325	3,977	3.64	91,710	4,629	5.05
Federal funds sold and interest-bearing deposits	12,557	270	2.15	7,722	114	1.48	12,821	207	1.61

Total interest-earning assets	481,692	27,029	5.61%	476,876	27,564	5.78%	447,354	28,955	6.47%

Less allowance for loan losses	(4,091)			(3,767)			(3,485)

Total interest-earning assets, net of allowance	477,601			473,109			443,869
Non-earning assets:
Cash and due from banks	18,654			19,440			14,640
Premises and equipment	13,378			13,383			13,442
Interest receivable and other assets	16,576			17,462			17,437
Other real estate owned	816			1,281			1,232

Total assets	$527,025			$524,675			$490,620

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money market accounts	$124,917	$1,210	0.97%	$121,439	$941	0.77%	$108,664	$1,507	1.39%
Time deposits	218,837	4,862	2.22	232,976	6,299	2.70	231,196	8,330	3.60

Total interest-bearing deposits	343,754	6,072	1.77	354,415	7,240	2.04	339,860	9,837	2.89
FHLB, federal funds purchased, and other liabilities	53,720	2,061	3.84	51,377	2,001	3.89	40,827	1,639	4.02
Junior subordinated debentures	10,258	1,004	9.79	—	—	—	—	—	—
Long-term debt	—	—	—	10,000	1,001	10.01	7,750	796	10.27

Total interest-bearing liabilities	407,732	9,137	2.24%	415,792	10,242	2.46%	388,437	12,272	3.16%

Noninterest-bearing liabilities:
Demand deposits	76,838			68,868			63,265
Accrued interest, taxes and other liabilities	4,768			4,519			4,984

Total liabilities	489,338			489,179			456,686
Shareholders’ equity	37,687			35,496			33,934

Total liabilities and shareholders’ equity	$527,025			$524,675			$490,620

Net interest income		$17,892			$17,322			$16,683

Net interest spread			3.37%			3.32%			3.31%
Net interest margin			3.71%			3.63%			3.73%

          The following table presents, for the periods indicated, the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the changes in interest income and interest expense attributable to changes in average outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume, which can be segregated, have been allocated proportionately to changes due to rate and changes due to volume.

	Years Ended December 31,

	2004 vs. 2003			2003 vs. 2002

	Increase (Decrease) Due To			Increase (Decrease) Due To

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$767	$(1,250)	$(483)	$1,197	$(1,843)	$(646)
Securities	(429)	221	(208)	890	(1,542)	(652)
Federal funds sold and interest-bearing deposits	72	84	156	(82)	(11)	(93)

Total increase (decrease) in interest income	410	(945)	(535)	2,005	(3,396)	(1,391)

Interest-bearing liabilities:
NOW, savings and money market accounts	27	242	269	178	(744)	(566)
Time deposits	(382)	(1,055)	(1,437)	64	(2,095)	(2,031)
FHLB advances and federal funds purchased	91	(31)	60	424	(62)	362
Junior subordinated debentures	—	3	3	—	—	—
Long-term debt	—	—	—	231	(26)	205

Total (decrease) increase in interest expense	(264)	(841)	(1,105)	897	(2,927)	(2,030)

Increase (decrease) in net interest income	$674	$(104)	$570	$1,108	$(469)	$639

Provision for Loan Losses

          The Company’s provision for loan losses is established through charges to operating income in the form of the provision in order to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Company’s portfolio as discussed under “Allowance for Loan Losses”.  In the past two years, the Company has made significant enhancements to the allowance for loan loss methodology in an effort to better quantify the risk associated with these internal and external factors.

          The Company’s provision for loan losses for 2004 was $930,000 compared with $1.1 million for 2003.   The decrease in the provision was due primarily to a decrease in net charge-offs of $179,000, or 20.8%.  Average loans outstanding increased from $359.8 million for 2003 to $371.6 million for 2004, an increase of $11.8 million, or 3.3%.  Total classified loans increased from $9.0 million at December 31, 2003 to $10.9 million at December 31, 2004, an increase of $1.9 million, or 21.1%.  Management believes the Company has maintained sound asset quality as net charge-offs remain at manageable levels totaling $682,000, or 0.18% of average loans in 2004 compared with $861,000, or 0.24% of average loans in 2003.  The Company’s provision for loan losses decreased from $1.3 million in 2002 to $1.1 million in 2003 primarily due to a decrease in nonperforming assets.

Noninterest Income

          The Company’s primary sources of recurring noninterest income are service charges on deposit accounts, fee income and other noninterest income.  The Company also has nonrecurring sources of noninterest income derived from net gains on the sale of securities, net gains on the sale of mortgage loans and net gains on the sale of assets.

          Noninterest income for the year ended December 31, 2004 was $4.8 million, a decrease of $181,000 or 3.7% compared with $4.9 million for the year ended December 31, 2003 and a decrease in 2003 of $119,000 or 2.4%, compared with $5.1 million for the year ended December 31, 2002.  The 2004 decrease is primarily due to the decrease in the sale of mortgage loans into the secondary market.  The net gain on sale of mortgage loans into the secondary market generated noninterest income of $331,000 for the year ended December 31, 2004 compared with $586,000 in 2003, a decrease of $255,000 or 56.5%.  Net realized gain on sale of securities decreased to $120,000 for the year ended December 31, 2004 compared with $188,000 for the year ended December 31, 2003.  These decreases were partially offset by increases in service charges and fee income of $167,000, or 5.8% and $49,000, or 5.3%, respectively, during the same period.

          The noninterest income for 2003 decreased compared to 2002 primarily due to a decrease in securities gains of $192,000, an impairment charge of $113,000 and a loss associated with the AFT lease transaction, partially offset by an increase in net gain on sale of loans due to more consumer refinancing into the secondary market.

          During 2000, Guaranty Leasing acquired a 2.5% ownership interest in AFT for approximately $2.8 million.  The AFT ownership interest is classified as an Other Asset on the Company’s balance sheet.  As of December 31, 2004 and 2003, the book value of the AFT ownership was $1.3 million and $1.4 million, respectively.  Prior to 2004, on belief that the Company’s investment in AFT was impaired by declines in air travel, the uncertainly surrounding the airline industry, the limited marketability of the AFT investment, and general economic conditions, impairment charges of approximately $1.6 million were recorded and the carrying amount of the investment was reduced to $1.4 million.  During 2004, an impairment charge of $120,000 was recorded.

          The following table presents for the periods indicated the major categories of noninterest income:

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Service charges on deposit accounts	$3,036	$2,869	$2,957
Gain on sale of securities, net	120	188	380
Fee income	974	925	863
Fiduciary income	252	178	163
Earnings from key-man life insurance	203	251	236
Gain on sale of loans, net	331	586	272
(Loss) gain on sale of assets, net	(143)	—	97
Gain on sale of ORE, net	21	32	12
(Loss) from investment in AFT	—	(60)	—
Impairment of investment in AFT	(120)	(113)	—
Other noninterest income	82	81	76

Total noninterest income	$4,756	$4,937	$5,056

Noninterest Expense

          For the years ended December 31, 2004, 2003 and 2002, noninterest expense totaled $16.5 million, $15.8 million and $14.7 million, respectively.  The $646,000, or 4.1% increase in 2004 compared with 2003 was primarily the result of an increase in occupancy expenses and advertising.  Occupancy expenses increased $241,000, or 11.9% over the same period in 2003 primarily due to the opening of the new bank location in Texarkana in July of 2004, the opening of the new bank location in Mount Vernon in October of 2004 and additional Company related depreciation expense.  An emphasis on advertising campaigns for each of the two new locations and for certificate of deposit specials, caused advertising expense to increase by $152,000, or 53.5% for the year ended December 31, 2004.  Employee compensation and benefits expense decreased $45,000, or 0.5% for the year ended December 31, 2004.  The decrease was due primarily to a lower bonus paid to officers and employees and a lower expense related to employee benefits such as health insurance and 401(k) contributions for the year ended December 31, 2004 compared to the year ended December 31, 2003.

          The increase in total noninterest expense for 2003 compared with 2002 of $1.1 million, or 7.8%, was primarily the result of increases in employee compensation and benefits.  Employee compensation and benefits increased from $8.7 million in 2002 to $9.4 million in 2003, an increase of  $660,000, or 7.6%.  This increase was due to an increase in full-time equivalent employees from 212 at December 31, 2002 to 226 at December 31, 2003, an increase in normal salary adjustments, increased employee benefits and payroll taxes.

          The Company’s efficiency ratio was 73.17% in 2004, 71.75% in 2003, and 68.79% in 2002.  The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company’s performance and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding securities losses, by net interest income plus noninterest income, excluding securities gains.  Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

          The following table presents for the periods indicated the major categories of noninterest expense:

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Employee compensation and benefits	$9,326	$9,371	$8,711
Non-staff expenses:
Occupancy expenses	2,260	2,019	1,992
Legal and professional fees	1,156	1,168	933
Director and committee fees	507	560	534
Advertising	436	284	310
ATM and debit card expense	437	363	317
Office and computer supplies	299	301	265
Postage	198	211	187
Phone expense	267	252	194
Other	1,597	1,308	1,249

Total non-staff expenses	7,157	6,466	5,981

Total noninterest expense	$16,483	$15,837	$14,692

Income Taxes

          Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expense.  The Company did not utilize tax benefits on leveraged lease transactions in 2003 and 2004.  The Company utilized tax benefits on leveraged lease transactions in the amount of $960,000 for 2002.  The effective tax rates for 2004, 2003 and 2002 were 30.08%, 28.11% and 24.37%, respectively.  Income taxes for financial purposes in the consolidated statements of earnings differ from the amount computed by applying the statutory income tax rate of 35% to earnings before income taxes.  The difference in the statutory rate compared with the Company’s effective rate is primarily due to tax-exempt income in 2004, 2003 and 2002.  The leverage lease transaction had an additional impact in 2002.

          Additionally, the State of Texas imposes a franchise tax.  Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities.  Total franchise tax expense was $37,000 in 2004, $38,000 in 2003 and $41,000 in 2002.  Such expense was included as a part of other noninterest expense.

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

Financial Condition

Loan Portfolio (including loans held for sale)

          The Company provides a broad range of commercial, real estate and consumer loan products to small and medium-sized businesses and individuals in its market areas.  The Company aggressively pursues qualified lending customers in both the commercial and consumer sectors, providing customers with direct access to lending personnel and prompt, professional service.  The 87.0% gross loan to deposit ratio as of December 31, 2004, reflects the Company’s commitment as an active lender in the local communities it serves.  Total loans increased by $11.8 million, or 3.2% to $377.3 million at December 31, 2004 from $365.5 million at December 31, 2003.  Total loans were $365.5 million and $365.6 million at December 31, 2003 and 2002, respectively, reflecting little change.  The 2004 growth in loans is reflective of a stable local economy, an aggressive advertising campaign, the Company’s pro-lending reputation and the ability to obtain new loan customers from the new companies and individuals entering the Company’s market areas.

          The following table summarizes the loan portfolio (including loans held for sale) of the Company by type of loan as of the dates indicated:

	December 31,

	2004		2003		2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial	$61,602	16.33%	$55,285	15.13%	$58,661	16.05%	$66,641	20.12%	$66,616	23.18%
Agriculture	10,963	2.91	10,173	2.78	9,989	2.73	8,589	2.59	8,318	2.89
Real estate:
Construction and land development	31,917	8.46	22,020	6.02	14,017	3.83	9,492	2.87	7,316	2.55
1-4 family residential	145,886	38.66	136,717	37.40	139,156	38.06	124,480	37.58	102,442	35.65
Loans held for sale	1,749	0.46	1,244	0.34	5,727	1.57	1,634	0.49	172	0.06
Farmland	16,178	4.29	20,267	5.54	14,765	4.04	9,794	2.96	7,716	2.69
Commercial	75,183	19.92	79,953	21.88	81,649	22.33	68,165	20.58	61,224	21.31
Multi-family residential	5,052	1.34	9,291	2.55	9,289	2.54	9,333	2.81	4,946	1.72
Consumer, net of unearned discounts	28,804	7.63	30,564	8.36	32,362	8.85	33,126	10.00	28,585	9.95

Total loans	$377,334	100.00%	$365,514	100.00%	$365,615	100.00%	$331,254	100.00%	$287,335	100.00%

          The primary lending focus of the Company is on loans to small and medium-sized businesses and one-to- four family residential mortgage loans.  The Company’s commercial lending products include business loans, commercial real estate loans, equipment loans, working capital loans, term loans, revolving lines of credit and letters of credit.  Most commercial loans are collateralized and on payment programs.  The purpose of a particular loan generally determines its structure.  In almost all cases, the Company requires personal guarantees on commercial loans to help assure repayment.  The following is a discussion of each of the Company’s major types of lending.

Commercial

          The Company’s commercial loans are primarily made within its market area and are underwritten on the basis of the borrower’s ability to service such debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment, or other assets owned by the borrower and obtains a personal guaranty of the borrower.  In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return.  The increased risk for commercial loans is due to the type of collateral securing these loans.  The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the business’ operations, and those operations may not be successful.  As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.  The Company had $61.6 million in commercial loans at December 31, 2004.

Commercial Real Estate

          In addition to commercial loans secured by real estate, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  As a general practice, the Company requires its commercial real estate loans to be secured by well-managed income producing property with adequate margins and to be guaranteed by responsible parties.  The Company’s commercial real estate loans are generally secured by first liens on real estate.  Loans with fixed interest rates typically amortize over a 10 to 15 year period with balloon payments due at the end of one to five years.  Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans.  In underwriting commercial real estate loans, consideration is given to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition.  The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower and guarantor.  The Company had $75.2 million in commercial real estate loans at December 31, 2004.

Construction

          The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans.  Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.  While the Company has underwriting procedures designed to identify what management believes to be acceptable levels of risk in construction lending, these procedures may not prevent losses from the risks described above.  At December 31, 2004, the Company had $31.9 million in construction loans.

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

          As of December 31, 2004, the Company’s one-to-four family residential real estate loan portfolio (including $1.7 million in loans held for sale) was $147.6 million.  Of this amount, $54.7 million is repriceable in one year or less and an additional $86.0 million is repriceable from one year to five years.  These high percentages in short-term real estate loans are an effort by the Company to reduce its interest rate risk.

Consumer

          The Company provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans.  The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of loan.  Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws may limit the amount that can be recovered on such loans.  During the last several years, management has placed tighter controls on consumer credit due to the high degree of personal bankruptcy filings nationwide.  At December 31, 2004, the Company had $28.8 million in consumer loans.

Agriculture

          The Company provides agricultural loans for short-term crop production, including cotton, milo and corn, farm equipment, cattle and agricultural real estate financing. The Company evaluates agricultural borrowers primarily based on their historical profitability, level of experience in their particular agricultural industry, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agricultural loans present a higher level of risk associated with events caused by nature, and the volatility of the world market prices on commodities, the Company routinely makes on-site visits, inspections, and utilizes government guaranteed programs in order to monitor, identify and manage such risks.  The Company had $11.0 million in agriculture loans at December 31, 2004.

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

          The contractual maturity ranges of the commercial, agriculture, commercial real estate and construction and land development loan portfolios and the amount of such loans with predetermined and floating interest rates in each maturity range as of December 31, 2004, are summarized in the following table:

	December 31, 2004

	One Year or Less	After One Through Five Years	After Five Years	Total

	(Dollars in thousands)
Commercial	$40,833	$16,525	$4,244	$61,602
Agriculture	7,026	3,502	435	10,963
Construction and land development	23,209	6,426	2,282	31,917
Commercial real estate	14,079	38,525	22,579	75,183

Total	$85,147	$64,978	$29,540	$179,665

Loans with a predetermined interest rate	$51,742	$52,107	$10,056	$113,905
Loans with a floating interest rate	33,405	12,871	19,484	65,760

Total	$85,147	$64,978	$29,540	$179,665

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

          Nonperforming assets at December 31, 2004, increased $964,000, or 29.2%, to $4.3 million compared with $3.3 million at December 31, 2003.  This increase reflects the addition of four lines of credit into non-accrual status.  Although liquidation or payoff of all four lines of credit is anticipated within the next 12 months, reserves have been established for any anticipated exposure.  Other real estate decreased from $743,000 as of December 31, 2003 to $692,000 as of December 31, 2004.  The decrease is primarily attributed to the partial sale of collateral on one relationship.  Continued aggressive collection efforts throughout the Company resulted in a minimal increase in accruing loans 90 days or more past due.  The ratios of nonperforming assets to total loans plus other real estate were 1.13% and 0.90% for the years ended December 31, 2004 and 2003, respectively.

          The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory.  Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. If interest on nonaccrual loans had been accrued, such income would have been approximately $353,000, $214,000 and $310,000 for 2004, 2003 and 2002, respectively.  The Company is sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring; however, the Company had no restructured loans or additional nonperforming interest-earning assets at December 31, 2004, 2003, 2002, 2001 or 2000.  In addition to regulatory examinations, the Company maintains an internal loan review staff and retains IBS on a semi-annual basis to evaluate the loan portfolio.

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

          The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Nonaccrual loans	$3,011	$2,072	$2,810	$3,737	$1,214
Accruing loans past due 90 days or more	565	489	404	1,912	3,488
Other real estate	692	743	1,111	562	274

Total nonperforming assets	$4,268	$3,304	$4,325	$6,211	$4,976

Nonperforming assets to total loans and other real estate	1.13%	0.90%	1.18%	1.87%	1.73%

Allowance for Loan Losses

          The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses, which it believes is adequate to absorb estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the adequacy of the allowance for loan losses to the Company’s Board of Directors.  In making its evaluation, management considers the diversification by industry of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the results of management’s internal loan review, its own peer group analysis and the evaluation of its loan portfolio through a semi-annual external loan review conducted by IBS.  Charge-offs occur when loans are deemed to be uncollectible.

          The Company follows an internal loan review program to evaluate the credit risk in the loan portfolio.  Through the loan review process, the Company maintains an internally classified loan list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses.  Loans internally classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans internally classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans internally classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured.  Loans internally classified as “loss” are those loans that are in the process of being charged off.  At December 31, 2004, the Company had $10.9 million of internally classified loans compared with $9.0 million at December 31, 2003, an increase of $1.9 million, or 21.1%.  This increase is primarily due to the classification of nine loan relationships, totaling $4.0 million which is partially offset by the improvement, workout, or foreclosure of 11 loan relationships totaling $2.0 million.  One of the lines of credit added to classified loans totals $1.7 million and has collateral values sufficient to insure minimal exposure for the Company.  Specific reserves have been established for these new lines based on their estimated exposure using liquidation values for collateral.

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

          Loans are charged-off against the allowance for loan losses when appropriate.  Although management believes that the allowance for loan losses is adequate to absorb estimated losses in the Company’s loan portfolio, the amount of the allowance is based on management’s judgment and future adjustments may be necessary if economic or other conditions differ from the assumptions used in making the initial determinations.

          The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Average loans outstanding	$371,586	$359,829	$342,823	$302,656	$267,996

Gross loans outstanding at end of period	$377,334	$365,514	$365,615	$331,254	$287,335

Allowance for loan losses at beginning of period	$3,906	$3,692	$3,346	$2,578	$2,491
Provision for loan losses	930	1,075	1,260	1,385	595
Charge-offs:
Commercial	(247)	(592)	(279)	(462)	(360)
Real estate	(274)	(38)	(375)	(162)	(146)
Consumer	(286)	(293)	(418)	(211)	(172)
Recoveries:
Commercial	17	9	28	30	80
Real estate	67	12	57	124	11
Consumer	41	41	73	64	79

Net charge-offs	(682)	(861)	(914)	(617)	(508)

Allowance for loan losses at end of period	$4,154	$3,906	$3,692	$3,346	$2,578

Ratio of allowance to end of period loans	1.10%	1.07%	1.01%	1.01%	0.90%
Ratio of net charge-offs to average loans	0.18%	0.24%	0.27%	0.20%	0.19%
Ratio of allowance to end of period nonperforming loans	116.16%	152.52%	114.87%	59.23%	54.83%

          The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	December 31,

	2004		2003

	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and agriculture	$478	19.24%	$1,737	17.91%
Real estate:
Construction and land development	2	8.46	—	6.02
1-4 family residential (1)	613	39.12	131	37.74
Commercial	248	19.92	192	21.88
Farmland	5	4.29	—	5.54
Multi-family residential	—	1.34	—	2.55
Consumer	114	7.63	301	8.36
Unallocated	2,694	—	1,545	—

Total allowance for loan losses	$4,154	100.00%	$3,906	100.00%

(1) The percentage of loans to total loans includes loans held for sale.

	December 31,

	2002		2001		2000

	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

Balance of allowance for loan losses applicable to:
Commercial and agriculture	$1,892	18.78%	$1,792	22.71%	$1,430	26.07%
Real estate:
Construction and land development	—	3.83	—	2.87	—	2.55
1-4 family residential (1)	138	39.63	117	38.07	139	35.71
Commercial	173	22.33	138	20.58	193	21.31
Farmland	—	4.04	—	2.96	—	2.69
Multi-family residential	—	2.54	—	2.81	—	1.72
Consumer	320	8.85	333	10.00	289	9.95
Unallocated	1,169	—	966	—	527	—

Total allowance for loan losses	$3,692	100.00%	$3,346	100.00%	$2,578	100.00%

(1) The percentage of loans to total loans includes loans held for sale.

Securities

          The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.  At December 31, 2004, investment securities totaled $103.8 million, an increase of $4.1 million from $99.6 million at December 31, 2003.  The increase was primarily attributable to $36.1 million in securities purchased, partially offset by $31.0 million in securities sold and in principal repayments.  The net unrealized gain in the securities portfolio at December 31, 2004 was $400,000 compared with $704,000 at December 31, 2003.  At December 31, 2004, securities represented 19.1% of total assets compared to 19.3% of total assets at December 31, 2003.  The average yield on the securities portfolio for 2004 was 3.86% compared to an average yield of 3.64% for 2003 and 5.05% for 2002.

          During 2004, the securities portfolio mix changed within various categories.  U.S. Government securities decreased from $7.2 million at December 31, 2003 to $6.2 million at December 31, 2004.  The Company also had a decrease of $4.4 million in mortgage-backed securities from $87.2 million at December 31, 2003 to $82.9 million at December 31, 2004.  The Company’s investments in equity securities increased from $3.9 million at December 31, 2003 to $4.1 million at December 31, 2004, an increase of $198,000 or 5.1%.  Investments in obligations of state and political subdivisions increased from $1.3 million at December 31, 2003 to $10.6 million at December 31, 2004, an increase of $9.4 million.

          The following table summarizes the fair value of securities classified as available for sale held by the Company as of the dates shown.  At these dates, there were no securities classified as held to maturity.

	December 31,

	2004	2003	2002

	(Dollars in thousands)
U.S. government agency securities	$6,159	$7,194	$14,127
Mortgage-backed securities	82,861	87,248	63,148
Collaterized mortgage obligations	—	—	25,280
Equity securities	4,100	3,902	3,165
Obligations of state and political subdivisions	10,631	1,270	1,272

Total securities	$103,751	$99,614	$106,992

          The following table summarizes the contractual maturity of securities available for sale based on fair value and their weighted average yields as of December 31, 2004.  For purposes of this table, tax-exempt obligations are not computed on a tax-equivalent basis:

	December 31, 2004

	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
U.S. Government securities	$—	—%	$6,159	3.47%	$—	—%	$—	—%	$6,159	3.47%
Mortgage-backed securities	—	—	—	—	26,969	3.91	55,892	4.38	82,861	4.25
Equity securities	—	—	—	—	—	—	4,100	1.88	4,100	1.88
Obligations of state and political subdivisions	120	4.21	4,950	3.25	4,196	3.48	1,365	3.42	10,631	3.38

Total	$120	4.21%	$11,109	3.38%	$31,165	3.85%	$61,357	4.19%	$103,751	4.02%

          The Company classifies debt and equity securities at the date of purchase into one of two categories: held-to-maturity or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity.   Investments not classified as held-to-maturity are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.  The Company had no securities classified as held-to-maturity at December 31, 2004, 2003 or 2002.

          Mortgage-backed securities and collateralized mortgage obligations are securities, which have been developed by pooling a number of real estate mortgages and are principally issued by or guaranteed by federal agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). These securities are deemed to have high credit ratings and regular monthly cash flows of principal and interest, which are guaranteed by the issuing agencies. All the Company’s mortgage-backed securities at December 31, 2004 were agency-issued collateral obligations.

          At December 31, 2004, 67.5% of the mortgage-backed securities held by the Company had final maturities of more than 10 years.  However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities.  Therefore, the average life, or the average amount of time until the Company receives the total amount invested, of the mortgage-backed security will be shorter than the contractual maturity.  The Company estimates the remaining average life of the fixed-rate mortgage-backed security portfolio to be less than three years.   These securities, when purchased at a premium, will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages.  Thus, the premium paid must be amortized over a shorter period.  Therefore, securities when purchased at a discount will obtain higher net yields in a decreasing interest rate environment.  As interest rates rise, the opposite will generally be true.  During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average lives of these securities will not be unduly shortened.

Premises and Equipment

          Premises and equipment totaled $13.5 million at December 31, 2004 and $13.2 million at December 31, 2003.  The net change reflects an increase of $288,000, or 2.2% in fixed assets.  The increase is primarily due to the opening and beginning of construction of the new Texarkana West and Mount Vernon locations, partially offset by depreciation recorded for the year.

Other Assets

          The Company owns single premium insurance policies insuring the lives of certain key senior officers.  The net cash surrender value of these polices totaled $5.3 million at December 31, 2004 and $6.2 million at December 31, 2003.

Deposits

          The Company’s lending and investing activities are funded primarily by deposits.  The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposit accounts consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have or accept any brokered deposits.

          Total deposits increased to $433.7 million at December 31, 2004, from $407.8 million at December 31, 2003, an increase of $25.9 million, or 6.3%.  Noninterest-bearing deposits increased from $72.2 million at December 31, 2003, to $82.3 million at December 31, 2004, an increase of $10.1 million, or 14.0%.  Savings and money market accounts increased $8.7 million, or 11.6%, to $84.1 million at December 31, 2004 from $75.3 million at December 31, 2003.  NOW accounts increased from $44.4 million at December 31, 2003 to $50.1 million at December 31, 2004, an increase of $5.7 million, or 12.7%.  The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for years ended December 31, 2004, 2003, and 2002, were 18.3%, 16.3%, and 15.7%, respectively.

          The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2004, 2003 and 2002 are presented below:

	Years Ended December 31,

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Savings accounts	$15,821	0.53%	$14,781	0.69%	$11,774	1.44%
NOW accounts	45,615	0.86	43,781	0.71	35,740	1.04
Money market accounts	63,481	1.16	62,877	0.84	61,150	1.58
Time deposits less than $100,000	131,300	1.99	130,770	2.64	132,800	3.53
Time deposits $100,000 and over	87,537	2.57	102,206	2.79	98,396	3.70

Total interest-bearing deposits	$343,754	1.77%	$354,415	2.04%	$339,860	2.89%
Noninterest-bearing deposits	76,838	—	68,868	—	63,265	—

Total deposits	$420,592	1.44%	$423,283	1.71%	$403,125	2.44%

          The following table sets forth the amount of the Company’s time deposits $100,000 and over at December 31, 2004 by time remaining until maturity:

December 31, 2004

(Dollars in thousands)
3 months or less	$16,364
Over 3 months through 6 months	11,230
Over 6 months through 1 year	42,074
Over 1 year	22,631

Total	$92,299

Other Borrowings

          The Company utilizes borrowing to supplement deposits to fund its lending and investing activities.  Federal Home Loan Bank (“FHLB”) advances may be utilized from time to time as either a short-term funding source or a longer-term funding source.  FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk.  The Company is eligible for two borrowing programs through the FHLB.  The first, called “Short Term Fixed,” requires delivery of eligible securities for collateral.  Maturities under this program range from 1-35 days.  The Company does not currently have any borrowings under this program.  As of December 31, 2004, the Company does not have any of its investment securities in safekeeping at the FHLB.

          The second borrowing program, the “Blanket Borrowing Program,” is under a borrowing agreement which does not require the delivery of specific collateral.  Borrowings are limited by the level of qualified pledgable real estate loans held and FHLB stock owned.  At December 31, 2004, the Company had approximately $54.6 million borrowed out of a potential $109.5 million available under this program, leaving approximately $54.9 million in available borrowings.

          In March 2000, the Company formed Guaranty (TX) Capital Trust I (“Trust I”) and on March 23, 2000, Trust I issued $7.0 million (7,000 shares with a liquidation amount of $1,000 per security) of 10.875% Fixed Rate Capital Trust Pass-through Securities (“TruPS I”) to a third party in a private placement.  Concurrent with the issuance of the TruPS I, Trust I issued common securities to the Company in the aggregate liquidation value of $217,000.  Trust I invested the total proceeds from the sale of the TruPS I and the common securities in $7.2 million of the Company’s 10.875% Junior Subordinated Deferrable Interest Debentures (the “Debentures I”).  The Debentures I will mature on March 8, 2030, which date may be shortened to a date not earlier than March 8, 2010, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).  The net proceeds from the sale of the Debentures I were used to repurchase shares of the Company’s stock, provide a $1.5 million additional capital contribution to the Bank and provide for additional working capital to support growth.

          With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures I are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company.   The terms of the Debentures I are such that they qualify as Tier 1 capital under the Federal Reserve’s regulatory capital guidelines applicable to bank holding companies. Interest on the Debentures I is payable semi-annually on March 8 and September 8 of each year.  The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock.  No principal payments are due until maturity on March 8, 2030.

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

          Upon the occurrence of certain special events, the Company will have the right to call the securities at par at any time with the prior approval of the Federal Reserve and any other required regulatory approvals.

          In October 2002, the Company formed Guaranty (TX) Capital Trust II (“Trust II” and together with Trust I, the “Trusts”) and on October 30, 2002, Trust II issued $3.0 million (3,000 shares with a liquidation amount of $1,000 per security) of Capital Trust Pass-through Securities (“TruPS II”) to a third party in a private placement.  Concurrent with the issuance of the TruPS II, Trust II issued common securities to the Company in the aggregate liquidation value of $93,000.  Trust II invested the total proceeds from the sale of the TruPS II and the common securities in $3.1 million of the Company’s Junior Subordinated Deferrable Interest Debentures (the “Debentures II”).  The Debentures II will mature on October 30, 2032, which date may be shortened to a date not earlier than October 30, 2012, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).  The net proceeds from the sale of the Debentures II were used to repurchase shares of the Company’s stock and provide for additional working capital to support growth.

          With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures II are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company.  The terms of the Debentures II are such that they qualify as Tier 1 capital under the Federal Reserve’s regulatory capital guidelines applicable to bank holding companies.  Interest on the Debentures II is payable quarterly on January 30, April 30, July 30, and October 30 of each year at a fixed rate per annum equal to 7.94% until October 2012 and a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 3.35%, thereafter.  The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock.  No principal payments are due until maturity on October 30, 2032.

          On any interest payment date on or after October 30, 2012 and prior to maturity date, the Debentures II are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

          On January 1, 2004, the Company adopted FIN46R, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).  Upon adoption, the subsidiary trusts that previously issued the outstanding TruPS were deconsolidated from the Company’s consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to these subsidiary trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of earnings.  As a result, the Company’s consolidated financial statements as of and for the year ended December 31, 2004 reflect the adoption of FIN46R and include $10.3 million in junior subordinated debentures.  The Company’s consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 do not reflect the adoption of FIN46R and include $10.0 million in long-term debt, giving effect to the consolidation elimination of the $310,000 common ownership interest.  The overall impact of this deconsolidation did not have a material impact on the Company’s consolidated financial statements.

Contractual Obligations

          The following table sets forth the Company’s future cash payments associated with its contractual obligations (other than deposit obligations) by maturity period as of December 31, 2004 (in thousands):

	Payments due by period

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total

Junior subordinated debentures	$—	$—	$—	$10,310	$10,310
Federal Home Loan Bank Advances	16,742	30,099	7,379	333	54,553

Total	$16,742	$30,099	$7,379	$10,643	$64,863

Capital Resources and Liquidity

          The Company’s capital management consists of providing equity to support both current and future operations.  The Company is subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the FDIC and the TDB.  Both the Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

          Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

          Shareholders’ equity increased to $38.6 million at December 31, 2004, from $36.4 million at December 31, 2003, an increase of $2.2 million, or 6.0%.  This increase was primarily the result of net earnings of $3.7 million, partially offset by the payment of common stock dividends of $1.2 million, the decrease in net unrealized gain on available for sale securities of $200,000 and the purchase of treasury stock of $225,000.

          The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2004 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2004

The Company
Leverage ratio	4.00	%(1)	N/A	8.73%
Tier 1 risk-based capital ratio	4.00%		N/A	12.52%
Risk-based capital ratio	8.00%		N/A	13.65%

The Bank
Leverage ratio	3.00	%(2)	5.00%	7.74%
Tier 1 risk-based capital ratio	4.00%		6.00%	11.11%
Risk-based capital ratio	8.00%		10.00%	12.25%

(1) The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

          At December 31, 2004, the Company’s capital ratios exceeded the minimums required by regulatory guidelines.  The junior subordinated debentures issued by the trusts are currently included in the Company’s Tier 1 capital for regulatory purposes. However, because the debentures are no longer a part of the Company’s consolidated financial statements, the Federal Reserve may in the future disallow inclusion of the junior subordinated debentures in Tier 1 capital for regulatory purposes.

          On May 6, 2004, the Federal Reserve issued proposed rules that would continue to allow junior subordinated debentures to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits.  Currently, junior subordinated debentures and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements.  The proposed rule would amend the existing limit by providing that restricted core capital elements (including junior subordinated debentures and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill.  Because the 25% limit currently is calculated without deducting goodwill, the proposal has the effect of reducing the amount of junior subordinated debentures that the Company can include in Tier 1 capital.  In addition, under the proposal, the amount of such excess junior subordinated debentures (when aggregated with subordinated debt securities and certain other investments) includable in Tier 2 capital would be limited to 50% of Tier 1 capital.  Assuming these proposed rules were effective at December 31, 2004, there would not be any change to the Company’s capital ratios.  The new quantitative limits, if adopted in the form proposed, will be fully effective March 31, 2007.

          Each of the trusts issued junior subordinated debentures with 30-year maturity.  The proposed rules provide that in the last five years before the junior subordinated debentures mature, the associated debentures will be excluded from Tier 1 capital and included in Tier 2 capital, subject (together with subordinated debt and certain other investments) to an aggregate limit of 50% of Tier 1 capital.  In addition, under the proposal, the debentures during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to their maturity.

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

          The Company’s traditional funding sources consist primarily of core deposits, established federal funds and other borrowing lines with major banks, proceeds from matured investments, contracts to repurchase investment securities and principal and interest repayments on loans.

          Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

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

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment were funded, the Company would be entitled to seek recovery from the customer.  As of December 31, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

          The Company’s commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2004 and 2003 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Contract or Notional Amount December 31,

	2004	2003

	(Dollars in thousands)
Commitments to extend credit	$29,166	$23,878
Letters of credit	1,416	1,491

Industry Segments

          The principal business of the Company is overseeing the business of the Bank.  The Company has no significant assets other than its investment in the Bank; therefore, the banking operation is the Company’s only reportable segment.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”).  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) permits the use of any option-pricing model that meets the fair value objective in the statement.  Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.  The Company elected to transition to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method as prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FAS 123(R).  The Statement is effective at the beginning of the third quarter of 2005.  The adoption of this statement will not have a significant impact on the consolidated financial statements of the Company.

          FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary.  Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003.  In December 2003, the FASB issued a revision to FIN 46  (FIN 46R) which clarified certain implementation issues and revised implementation dates for VIE’s created before January 31, 2003.  Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised Interpretation. Otherwise, application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003.  Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The Company deconsolidated the trusts created upon the issuance of the junior subordinated debentures as of March 31, 2004.  In May 2004, the Federal Reserve released proposed rules for the capital treatment of junior subordinated debentures.  The proposed rules would limit the aggregate amount of junior subordinated debentures and certain other capital elements to 25% of core capital, net of goodwill.  Because the Company’s aggregate amount of junior subordinated debentures is below the limit of 25% of Tier I capital, net of goodwill, the proposal has no effect on the amount of junior subordinated debentures that the Company can include in Tier I capital.  Additionally, the rules provide that junior subordinated debentures no longer qualify for Tier I capital within five years of their maturity.

          In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”).  SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value.  Under the provisions of SOP 03-3 any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield.  Future decreases in actual cash flow compared to the original expected cash flow is recognized as a valuation allowance and expensed immediately.  Under SOP 03-3, valuation allowances cannot be created or “carried over” in the initial accounting for impaired loans acquired.  SOP 03-3 is effective for impaired loans acquired in fiscal years beginning after December 15, 2004.  The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

          In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”).  The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and certain other investments.  EITF 03-1 specifics that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.  EITF 03-1 cost method investment and disclosure provisions are effective for reporting periods ending after June 15, 2004.  The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance.  The implementation of this provision did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          The Company’s Asset Liability and Funds Management Policy provides management with the necessary guidelines for effective funds management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

          As a financial institution, the Company’s primary component of market risk is interest rate volatility.  Interest rate risk is the potential of economic losses due to future interest rate changes.  These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values.  The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

          The Company’s exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”), which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.  The ALCO formulates strategies based on appropriate levels in interest rate risk.  In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital based on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors.  The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, commitments to originate loans, and the maturities of investments and borrowings.  Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity.  Management uses two methodologies to manage interest rate risk:  (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) interest rate shock simulation models.  The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of the Company’s Board of Directors, management has been given some latitude to increase the Company’s interest rate sensitivity position within certain limits if, in management’s judgment, it will enhance profitability.  As a result, changes in market interest rates may have a greater impact on the Company’s financial performance in the future than they have had historically.

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

          The impact on future net earnings based on interest sensitive assets and liabilities held at December 31, 2004 using the interest rate shock simulation is as follows:

Change in Interest Rates	% Change in Net Earnings

+ 300	13.72%
+200	10.15
+100	6.75
Base	—
- 100	(13.38)
- 200	(26.17)
- 300	(39.15)

          The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of interest rates, asset prepayments, deposit decay and changes in repricing levels of deposits to general market rates, and should not be relied upon as indicative of actual results.  Further, the computations do not take into account any actions that the Company may undertake in response to changes in interest rates.

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

          The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2004:

	Volumes Subject to Repricing Within

	0-30 days	31-180 days	181-365 days	2-3 years	4-5 years	Greater than 5 years	Total

	(Dollars in thousands)
Interest-earning assets:
Interest-bearing time deposits	$—	$3,284	$1,693	$7,756	$90	$—	$12,823
Securities	1,441	7,319	8,524	30,199	28,396	27,872	103,751
Loans	74,590	74,225	68,081	148,691	4,292	7,455	377,334
Federal funds sold	9,075	—	—	—	—	—	9,075

Total interest-earning assets	85,106	84,828	78,298	186,646	32,778	35,327	502,983

Interest-bearing liabilities:
NOW, money market and savings deposits	134,111	—	—	—	—	—	134,111
Certificates of deposit and other time deposits	9,908	54,354	97,937	33,842	21,159	130	217,330
Federal funds purchased	—	—	—	—	—	—	—
FHLB advances	2,014	7,070	7,658	30,099	7,379	333	54,553
Junior subordinated debentures	—	—	—	—	—	10,310	10,310

Total interest-bearing liabilities	146,033	61,424	105,595	63,941	28,538	10,773	416,304

Period GAP	$(60,927)	$23,404	$(27,297)	$122,705	$4,240	$24,554	$86,679
Cumulative GAP	$(60,927)	$(37,523)	$(64,820)	$57,885	$62,125	$86,679
Period GAP to total assets	(11.24)%	4.32%	(5.04)%	22.64%	0.78%	4.53%	15.99%
Cumulative GAP to total assets	(11.24)%	(6.92)%	(11.96)%	10.68%	11.46%	15.99%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	58.28%	81.91%	79.29%	115.35%	115.32%	120.82%

          The Company’s one-year cumulative GAP position at December 31, 2004, was negative $64.8 million or 11.96% of assets.  This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time.  While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates.  For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment.  Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates.  Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk.  To better qualify and account for the variables not incorporated into GAP analysis, the Company utilizes an interest rate simulation model as discussed previously.  The Company maintains a Rate Committee and the ALCO that reviews the Company’s interest rate risk position on a weekly or monthly basis, respectively.

Item 8.  Financial Statements and Supplementary Data

          The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

          Condensed quarterly results of operations for the years ended December 31, 2004 and 2003 were as follows:

	QUARTER ENDED 2004

	(unaudited)
	Dec. 31	Sept. 30	June 30	March 31

	(Dollars in thousands, except per share data)
Interest income	$7,030	$6,787	$6,512	$6,700
Interest expense	2,509	2,307	2,171	2,150

Net interest income	4,521	4,480	4,341	4,550
Provision for loan losses	250	200	230	250

Net interest income after provision for loan losses	4,271	4,280	4,111	4,300
Noninterest income	1,000	1,392	1,235	1,228
Noninterest expense	4,106	4,272	4,090	4,114

Earnings before taxes	1,165	1,400	1,256	1,414
Provision for income tax expense	316	462	415	382

Net earnings	$849	$938	$841	$1,032

Earnings per common share:
Basic	$0.29	$0.32	$0.29	$0.35
Diluted	$0.29	$0.32	$0.28	$0.35

	QUARTER ENDED 2003

	(unaudited)
	Dec. 31	Sept. 30	June 30	March 31

	(Dollars in thousands, except per share data)
Interest income	$6,799	$6,722	$7,001	$7,042
Interest expense	2,229	2,413	2,771	2,829

Net interest income	4,570	4,309	4,230	4,213
Provision for loan losses	300	250	150	375

Net interest income after provision for loan losses	4,270	4,059	4,080	3,838
Noninterest income	1,155	1,209	1,187	1,386
Noninterest expense	3,918	3,963	4,004	3,952

Earnings before taxes	1,507	1,305	1,263	1,272
Provision for income tax expense	418	370	478	237

Net earnings	$1,089	$935	$785	$1,035

Earnings per common share:
Basic	$0.37	$0.32	$0.27	$0.36
Diluted	$0.37	$0.31	$0.27	$0.35

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

Item 9B.  Other Information

          None

PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”), which will be filed within 120 days after December 31, 2004, is incorporated herein by reference in response to this item.

          Guaranty Bancshares, Inc. has adopted a Code of Ethics and Conduct Policy that includes a conflict of interest policy and applies to all directors, officers, and employees.  All directors, officers, and employees are required to affirm annually, in writing, their acceptance of the Policy.  A copy of the Code of Ethics and Conduct Policy is available for review at the Company’s website at www.gnty.com, or by contacting the Company’s Corporate Secretary.

          Guaranty Bancshares, Inc. has an audit committee.  The Audit Committee is comprised of Weldon Miller, Gene Watson and Carl Johnson, Jr., each of whom is an independent director of the Company as defined in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc. listing standards.  The Board of Directors has determined that Mr. Johnson has the requisite attributes of an “audit committee financial expert” as defined by SEC regulations and that such attributes were acquired through relevant education and experience.

Item 11.  Executive Compensation

          The information under the caption “Executive Compensation and Other Matters” in the 2005 Proxy Statement, which will be filed within 120 days after December 31, 2004, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2005 Proxy Statement, which will be filed within 120 days after December 31, 2004, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

          The information under the caption “Interests of Management and Others in Certain Transactions” in the 2005 Proxy Statement, which will be filed within 120 days after December 31, 2004, is incorporated herein by reference in response to this item.

Item 14.  Principal Accountant Fees and Services

          The information under the caption “Principal Accountant Fees and Services” in the 2005 Proxy Statement, which will be filed within 120 days after December 31, 2004, is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Schedules

          Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K.  Set forth below is a list of such Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

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

4.2**	Indenture between Guaranty Bancshares, Inc. and The Bank of New York, as trustee, dated as of October 30, 2002.

10.1+	Guaranty Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

10.2

Amended and Restated Guaranty Bancshares, Inc. Employee Stock Ownership Plan with 401(k) Provisions dated December 18, 2001  (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for year ended December 31, 2001).

21	Subsidiaries of Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

23*	Consent of McGladrey & Pullen, LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

** This exhibit is not filed herewith because it meets the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K and the Company hereby agrees to furnish a copy thereof to the Commission upon request.

+ Management contract or compensatory plan or arrangement

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Guaranty Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mount Pleasant and the State of Texas on March 14, 2005.

GUARANTY BANCSHARES, INC.

By:	/s/ ARTHUR B. SCHARLACH, JR.

Arthur B. Scharlach, Jr.
Chairman of the Board & Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report or amendment thereto has been signed by the following persons in the indicated capacities on March 14, 2005.

Signature	Positions

/s/ ARTHUR B. SCHARLACH, JR.

Arthur B. Scharlach, Jr.	Chairman of the Board and Chief
Executive Officer and Director

/s/ TYSON T. ABSTON

Tyson T. Abston	President and Director

/s/ CLIFTON A. PAYNE

Clifton A. Payne	Senior Vice President, Chief
Financial Officer and Director
(principal financial officer and
principal accounting officer)

/s/ KIRK L. LEE

Kirk L. Lee	Senior Vice President and Director

/s/ JOHNNY CONROY

Johnny Conroy	Director

/s/ JONICE CRANE

Jonice Crane	Director

/s/ C. A. HINTON, SR.

C.A. Hinton, Sr.	Director

/s/ CaRL JOHNSON, JR.

Carl Johnson, Jr.	Director

/s/ WELDON MILLER

Weldon Miller	Director

/s/ BILL PRIEFERT

Bill Priefert	Director

/s/ GENE WATSON

Gene Watson	Director

(This page intentionally left blank)

GUARANTY BANCSHARES, INC.
and Subsidiaries

Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with  U. S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN, LLP

Dallas, Texas
January 21, 2005

GUARANTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Dollars in thousands, except par value)

	2004	2003

Assets
Cash and due from banks	$14,949	$20,630
Federal funds sold	9,075	—
Interest-bearing deposits	210	186

Total cash and cash equivalents	24,234	20,816
Interest-bearing time deposits	12,823	6,776
Securities available for sale	103,751	99,614
Loans held for sale	1,749	1,244
Loans, net of allowance for loan losses of $4,154 and $3,906	371,431	360,364
Premises and equipment, net	13,471	13,183
Other real estate	692	743
Accrued interest receivable	2,794	2,638
Goodwill	2,338	2,338
Cash surrender value of life insurance	5,260	6,152
Other assets	3,423	3,210

	$541,966	$517,078

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$82,302	$72,202
Interest-bearing	351,441	335,645

Total deposits	433,743	407,847
Accrued interest and other liabilities	4,736	5,071
Federal funds purchased	—	7,295
Federal Home Loan Bank advances	54,553	50,417
Junior subordinated debentures	10,310	—
Long-term debt	—	10,000

Total liabilities	503,342	480,630
Commitments and Contingencies	—	—
Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 3,252,016 shares issued	3,252	3,252
Additional paid-in capital	12,882	12,801
Retained earnings	26,405	23,912
Treasury stock, 339,339 and 330,088 shares at cost	(4,179)	(3,981)
Accumulated other comprehensive income	264	464

Total shareholders’ equity	38,624	36,448

	$541,966	$517,078

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except per share amounts)

	2004	2003	2002

Interest income
Loans, including fees	$22,990	$23,473	$24,119
Securities
Taxable	3,559	3,919	4,470
Nontaxable	210	58	159
Federal funds sold and interest-bearing deposits	270	114	207

Total interest income	27,029	27,564	28,955
Interest expense
Deposits	6,072	7,240	9,837
FHLB advances and federal funds purchased	2,061	2,001	1,639
Junior subordinated debentures	1,004	—	—
Long-term debt	—	1,001	796

Total interest expense	9,137	10,242	12,272

Net interest income	17,892	17,322	16,683
Provision for loan losses	930	1,075	1,260

Net interest income after provision for loan losses	16,962	16,247	15,423

Noninterest income
Service charges	3,036	2,869	2,957
Net realized gain on securities transactions	120	188	380
Other operating income	1,600	1,880	1,719

Total noninterest income	4,756	4,937	5,056

Noninterest expense
Employee compensation and benefits	9,326	9,371	8,711
Occupancy expenses	2,260	2,019	1,992
Other operating expenses	4,897	4,447	3,989

Total noninterest expense	16,483	15,837	14,692

Earnings before provision for income taxes	5,235	5,347	5,787
Provision for income taxes
Current	1,403	961	1,065
Deferred	172	542	345

Total provision for income taxes	1,575	1,503	1,410

Net Earnings	$3,660	$3,844	$4,377

Basic earnings per common share	$1.25	$1.32	$1.46

Diluted earnings per common share	$1.24	$1.30	$1.45

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003, and 2002
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity

Balance at January 31, 2002	—	3,250	12,659	17,723	848	(2,653)	31,827
Comprehensive Income:
Net earnings	—	—	—	4,377	—	—	4,377
Change in net unrealized gain on securities available for sale, net of reclassification and tax effects	—	—	—	—	490	—	490

Total comprehensive income	—	—	—	—	—	—	4,867
Stock-based compensation expense	—	—	49	—	—	—	49
Exercise of stock options	—	2	17	—	—	—	19
Purchase of treasury stock	—	—	—	—	—	(1,167)	(1,167)
Dividends:
Common - $0.32 per share	—	—	—	(951)	—	—	(951)

Balance at December 31, 2002	—	3,252	12,725	21,149	1,338	(3,820)	34,644
Comprehensive Income:
Net earnings	—	—	—	3,844	—	—	3,844
Change in net unrealized gain on securities available for sale, net of reclassification and tax effects	—	—	—	—	(874)	—	(874)

Total comprehensive income	—	—	—	—	—	—	2,970
Stock-based compensation expense	—	—	76	—	—	—	76
Purchase of treasury stock	—	—	—	—	—	(161)	(161)
Dividends:
Common - $0.37 per share	—	—	—	(1,081)	—	—	(1,081)

Balance at December 31, 2003	—	3,252	12,801	23,912	464	(3,981)	36,448
Comprehensive Income:
Net earnings	—	—	—	3,660	—	—	3,660
Change in net unrealized gain on securities available for sale, net of reclassification and tax effects	—	—	—	—	(200)	—	(200)

Total comprehensive income	—	—	—	—	—	—	3,460
Stock-based compensation expense	—	—	80	—	—	—	80
Exercise of stock options	—	—	1	—	—	27	28
Purchase of treasury stock	—	—	—	—	—	(225)	(225)
Dividends:
Common - $0.40 per share	—	—	—	(1,167)	—	—	(1,167)

Balance at December 31, 2004	—	3,252	12,882	26,405	264	(4,179)	38,624

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002

Cash flows from operating activities
Net earnings	$3,660	$3,844	$4,377
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	1,316	1,149	1,129
Premium amortization, net of discount accretion	970	1,639	809
Net realized gain on securities transactions	(120)	(188)	(380)
Gain on loans held for sale	(331)	(586)	(272)
Provision for loan losses	930	1,075	1,260
Net change in loans held for sale	(174)	5,069	(3,821)
Write-down of other real estate and repossessed assets	78	59	37
Net (gain) loss on sale of premises, equipment and other real estate	(21)	(32)	64
Provision for Aircraft Finance Trust impairment	—	60	—
Loss on impairment of investment in Aircraft Finance Trust	120	113	—
Stock-based compensation expense	80	76	49
Net change in accrued interest receivable and other assets	(588)	(96)	2,100
Net change in accrued interest payable and other liabilities	(232)	(91)	47

Net cash provided by operating activities	5,688	12,091	5,399

Cash flows from investing activities
Purchases of interest-bearing time deposits	(6,047)	(6,776)	—
Securities available for sale:
Purchases	(36,207)	(95,857)	(95,863)
Proceeds from sales and principal repayments	30,975	100,524	70,962
Net purchases of premises and equipment	(1,437)	(642)	(940)
Net proceeds from sale of premises, equipment and other real estate	771	1,537	3,338
Proceeds from benefits of insurance policies	1,076	—	—
Net increase in loans	(12,774)	(6,439)	(35,170)

Net cash used in investing activities	(23,643)	(7,653)	(57,673)

Cash flows from financing activities
Net change in deposits	25,896	(17,103)	41,671
Net change in federal funds purchased	(7,295)	7,295	—
Proceeds from FHLB advances	20,500	13,000	20,000
Repayment of FHLB advances	(16,364)	(5,346)	(10,329)
Proceeds from long-term debt	—	—	3,000
Purchase of treasury stock	(225)	(161)	(1,167)
Exercise of stock options	28	—	19
Cash dividends paid	(1,167)	(1,081)	(951)

Net cash provided by (used in) financing activities	21,373	(3,396)	52,243

Net change in cash and cash equivalents	3,418	1,042	(31)
Cash and cash equivalents at beginning of year	20,816	19,774	19,805

Cash and cash equivalents at end of year	$24,234	$20,816	$19,774

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements.  The policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Principles of Consolidation

          The consolidated financial statements include the accounts of Guaranty Bancshares, Inc. and its wholly-owned subsidiary, Guaranty Financial Corp., Inc., which wholly owns Guaranty Bond Bank, formally known as Guaranty Bank (“Bank”).  Guaranty Bond Bank has three wholly-owned non-bank subsidiaries, Guaranty Leasing Company, Guaranty Company and GB Com, Inc., and partial interests in two non-bank subsidiaries, BSC Securities, L.C. (“BSC”) and Independent Bank Services, L.C. (“IBS”).  All entities combined are collectively referred to as the “Company.”  All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

          The Company operates eleven locations in Northeast Texas and one location in Fort Stockton, Texas.  The Company’s main sources of income are derived from granting loans primarily in Northeast Texas and investing in securities issued by the U.S. Treasury, U.S. government agencies and state and political subdivisions.  A variety of financial products and services are provided to individual and corporate customers.  The primary deposit products are checking accounts, money market accounts, and certificates of deposit.  The primary lending products are real estate, commercial, and consumer loans.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor contracts is dependent on the economy of the Northeast Texas area.

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

Cash Equivalents and Supplemental Cash Flow Information

          Cash and cash equivalents include cash, due from banks, interest-bearing deposits with other banks, which have initial maturities less than 90 days and federal funds sold.  Net cash flows are reported for loan and deposit transactions, and short-term borrowings with initial maturities less than 90 days.

          In 2004, 2003 and 2002, cash paid for interest totaled $9,037, $10,554, and $12,505, respectively, and cash paid for income taxes totaled $2,055, $780, and $1,320, respectively.  Significant noncash transactions included transfers from loans to other real estate and repossessed assets of $936, $1,196, and $3,988 in 2004, 2003 and 2002, respectively.

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
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Interest income includes amortization of purchase premiums and discounts.  Gains and losses on sales are based on the amortized cost of the security sold.  Securities are written down to fair value when a decline in fair value is not temporary.

Loans Held For Sale

          Certain residential mortgage loans are originated for sale in the secondary mortgage loan market.  These loans are carried at the lower of cost or estimated fair market value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  To mitigate the interest rate risk, fixed commitments may be obtained at the time loans are originated or identified for sale.  All sales are made without recourse.  Gains or losses on sales of mortgage loans are recognized at settlement dates based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans

          Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at the principal amount outstanding.  Interest is calculated using the simple interest method on the daily balance of the principal amount outstanding.

          Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.  Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal, unless such past due loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current period interest income.  Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.  Loans renegotiated in troubled debt restructuring are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty.

          Loan origination fees, prepaid interest and certain direct origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield using a level yield method over the expected lives of the related loans.  The amortization of deferred loan fees and costs and the accretion of unearned discounts on non-performing loans is discounted during periods of non-performance.

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

          Management estimates the allowance balance required, in part, by evaluating the loan portfolio for problem loans.  Potential problem loans are classified and separately monitored by management. Loans internally classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan.  Loans internally classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan.  Loans internally classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans internally classified as “loss” are those loans that are in the process of being charged off.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          While portions of the allowance may be allocated for specific credits, the entire allowance is available for any credit that, in management’s judgment, should be charged-off.

Premises and Equipment

          Land is carried at cost.  Premises and equipment are stated at cost, less accumulated depreciation.  Depreciation is provided on the straight-line method over the estimated useful lives of the related assets.  Maintenance, repairs and minor improvements are charged to noninterest expense as incurred.

Other Real Estate

          Assets acquired through, or in lieu of, foreclosure are initially recorded at fair value when acquired, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs after acquisition are expensed.

Transfers of Financial Assets

          Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Compensation

          In accordance with accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company uses the modified prospective fair value method of accounting for stock-based compensation prescribed by the standard.  Under the modified prospective method, the Company recognizes stock-based employee compensation expense as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.  The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $80, $76, and $49 in 2004, 2003, and 2002, respectively.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments

          Fair values of financial instruments are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  The fair value estimates of existing on and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

Loss Contingencies

          Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Dividend Restriction

          Banking regulations require the maintenance of certain capital levels that may limit the amount of dividends that may be paid. Regulatory capital requirements are more fully disclosed in a separate note.

Restrictions on Cash

          The Company was required to have $793 and $299 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2004 and 2003, respectively.  Deposits with the Federal Reserve Bank do not earn interest.

Earnings Per Common Share

          Basic earnings per share (“EPS”) is based on net earnings divided by the weighted average number of shares outstanding during the period.  Diluted EPS includes the dilutive effect of stock options granted using the treasury stock method.  The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

	2004	2003	2002

Weighted average shares outstanding – Basic	2,917,984	2,922,558	2,991,453
Effect of stock options	44,529	30,722	21,253

Weighted average shares outstanding – Diluted	2,962,513	2,953,280	3,012,706

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

          Comprehensive income is reported for all periods.  Comprehensive income includes both net income and other comprehensive income.  Other comprehensive income components and related taxes were as follows:

	2004	2003	2002

Unrealized (loss) gain on available-for-sale securities arising during the period	$(183)	$(1,135)	$1,122
Reclassification adjustment for amounts realized on securities sales included in net earnings	(120)	(188)	(380)

Net unrealized (loss) gain	(303)	(1,323)	742
Tax effect	103	449	(252)

Total other comprehensive (loss) income	$(200)	$(874)	$490

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”).  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) permits the use of any option-pricing model that meets the fair value objective in the statement.  Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.  The Company elected to transition to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method as prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FAS 123(R).  The Statement is effective at the beginning of the third quarter of 2005.  The adoption of this statement will not have a significant impact on the consolidated financial statements of the Company.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003.  In December 2003, the FASB issued a revision to FIN 46  (FIN 46R) which clarified certain implementation issues and revised implementation dates for VIE’s created before January 31, 2003.  Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised Interpretation. Otherwise, application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003.  Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The Company deconsolidated the trusts created upon the issuance of the junior subordinated debentures as of March 31, 2004.  In May 2004, the Federal Reserve released proposed rules for the capital treatment of junior subordinated debentures.  The proposed rules would limit the aggregate amount of junior subordinated debentures and certain other capital elements to 25% of core capital, net of goodwill.  Because the Company’s aggregate amount of junior subordinated debentures is below the limit of 25% of Tier I capital, net of goodwill, the proposal has no effect on the amount of junior subordinated debentures that the Company can include in Tier I capital.  Additionally, the rules provide that junior subordinated debentures no longer qualify for Tier I capital within five years of their maturity.  See “NOTE 7 – Junior Subordinated Debentures” for further discussion.

          In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”).  SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value.  Under the provisions of SOP 03-3 any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield.  Future decreases in actual cash flow compared to the original expected cash flow is recognized as a valuation allowance and expensed immediately.  Under SOP 03-3, valuation allowances cannot be created or “carried over” in the initial accounting for impaired loans acquired.  SOP 03-3 is effective for impaired loans acquired in fiscal years beginning after December 15, 2004.  The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

          In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”).  The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and certain other investments.  EITF 03-1 specifics that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.  EITF 03-1 cost method investment and disclosure provisions are effective for reporting periods ending after June 15, 2004.  The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance.  The implementation of this provision did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year’s presentation.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

          Year-end securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2004:
U. S. government agency securities	$6,099	$99	$39	$6,159
Mortgage-backed securities	82,761	433	333	82,861
Equity securities	4,100	—	—	4,100
Obligations of state and political subdivisions	10,390	241	—	10,631

	$103,350	$773	$372	$103,751

December 31, 2003:
U. S. government agency securities	$7,013	$190	$9	$7,194
Mortgage-backed securities	86,785	776	313	87,248
Equity securities	3,902	—	—	3,902
Obligations of state and political subdivisions	1,210	60	—	1,270

	$98,910	$1,026	$322	$99,614

          Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Corporation (GNMA).  Equity securities include stock holdings in Independent Bankers Financial Corporation, the Federal Home Loan Bank, and Independent Bankers Capital Fund, L.P.

          At December 31, 2004, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

          Securities with a fair value of approximately $60,214 and $56,784 at December 31, 2004, and 2003, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

          The amortized cost and estimated fair value of securities at December 31, 2004, by contractual maturity, are shown below.  Equity securities are shown separately since they do not have a maturity date.  Expected maturities may differ from contractual maturities because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$120	$120
Due after one year through five years	10,938	11,109
Due after five years through ten years	30,973	31,165
Due after ten years	57,219	57,257
Equity securities	4,100	4,100

	$103,350	$103,751

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

          Sales of securities available for sale were as follows:

	2004	2003	2002

Proceeds from the sale of securities	$4,790	$44,504	$31,973
Gross realized gains	120	250	427
Gross realized losses	—	62	47

          Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale:
December 31, 2004:
U. S. government agency securities	$24	$1,976	$15	$1,986
Mortgage-backed securities	73	23,611	260	22,893
Equity securities	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—

	$97	$25,587	$275	$24,879

December 31, 2003:
U. S. government agency securities	$9	$2,005	$—	$—
Mortgage-backed securities	313	32,040	—	—
Equity securities	—	—	—	—
Obligations of state and political subdivisions	—	30	—	—

	$322	$34,075	$—	$—

          Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

          At December 31, 2004, the securities available for sale with unrealized losses have depreciated 0.73% from the Company’s amortized cost basis.  All of these securities are either guaranteed by the United States Government or secured by mortgage loans.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other-than-temporary.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

          Year-end loans, excluding loans held for sale, were as follows:

	2004	2003

Commercial	$61,602	$55,285
Agriculture	10,963	10,173
Real estate:
Construction and land development	31,917	22,020
1-4 family residential	145,886	136,717
Farmland	16,178	20,267
Commercial	75,183	79,953
Multi-family residential	5,052	9,291
Consumer	28,833	30,612

Total gross loans	375,614	364,318
Less:
Unearned discounts	29	48
Allowance for loan losses	4,154	3,906

Total net loans	$371,431	$360,364

          Loans to executive officers, directors, principal shareholders and their affiliates were as follows:

Beginning balance	$17,487	$13,441
New loans	14,741	10,051
Repayments	(9,563)	(6,005)

Ending balance	$22,665	$17,487

          Changes in the allowance for loan losses were as follows:

	2004	2003	2002

Beginning balance	$3,906	$3,692	$3,346
Provision	930	1,075	1,260
Charge-offs	(807)	(923)	(1,072)
Recoveries	125	62	158

Ending balance	$4,154	$3,906	$3,692

          Impaired loans were as follows:

	2004	2003

Year-end loans with allowance allocated	$3,011	$2,072
Year-end loans with no allowance allocated	—	—

Impaired loans	3,011	2,072

Amount of the allowance allocated	$725	$740

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

          The average balance of impaired loans was $2,693 in 2004, $2,674 in 2003 and $3,265 in 2002.  No interest income was recognized on these impaired loans during 2004, 2003 or 2002.  There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

          The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,

	2004	2003

Nonaccrual loans	$3,011	$2,072
Accruing loans past due 90 days or more	565	489
Other real estate	692	743

Total nonperforming assets	$4,268	$3,304

Nonperforming assets to total gross loans and other real estate	1.13%	0.90%

          If interest on nonaccrual loans had been accrued, such income would have been approximately $353 in 2004, $214 in 2003 and $310 in 2002.

NOTE 4 - PREMISES AND EQUIPMENT

          Year-end premises and equipment were as follows:

	2004	2003

Land	$3,132	$2,604
Building and improvements	12,916	12,928
Furniture, fixtures and equipment	5,059	5,136
Automobiles	166	108

	21,273	20,776
Less accumulated depreciation	7,802	7,593

	$13,471	$13,183

          Depreciation expense totaled $1,149 in 2004, $1,024 in 2003 and $992 in 2002.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 5 - INTEREST-BEARING DEPOSITS

          Year-end  interest-bearing deposits were as follows:

	2004	2003

NOW accounts	$50,051	$44,400
Savings and money market accounts	84,060	75,335
Time deposits less than $100,000	125,031	119,670
Time deposits $100,000 and over	92,299	96,240

	$351,441	$335,645

          Year-end scheduled maturities of time deposits were as follows:

2004

2005	$162,199
2006	22,931
2007	10,912
2008	9,421
2009	11,737
Thereafter	130

$217,330

          Deposits of executive officers, directors and significant shareholders totaled $10,158 and $11,466 at December 31, 2004 and 2003, respectively.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES

          Federal Home Loan Bank (FHLB) advances were as follows:

	Current Weighted Average Rate	2004	2003

Fixed-rate advances, with monthly interest payments, principal due in:
2004	—	$—	$6,000
2005	2.63%	16,000	7,000
2006	4.39%	22,500	21,000
2007	3.60%	7,000	7,000
2008	3.32%	7,000	7,000
2009	—	—	—

		$52,500	$48,000

Fixed-rate advances, with monthly principal and interest payments, principal due in:
2004	—	$—	$364
2005	5.23%	742	742
2006	5.19%	292	292
2007	5.19%	307	307
2008	5.19%	302	302
2009	5.18%	77	77
Thereafter	5.18%	333	333

		2,053	2,417

		$54,553	$50,417

          The maximum month-end balance of FHLB advances outstanding was $58,146 and $53,064 in 2004 and 2003, respectively.  Average balances of borrowings outstanding during 2004 and 2003 were $53,227 and $50,511, respectively.  As a member of the FHLB system, the Bank has the ability to obtain borrowings up to a maximum total of $109,515 subject to the level of qualified, pledgable 1-4 Family loans, Multi-family loans, small business loans, small farm loans, and FHLB stock owned.  The advances are collateralized by a blanket pledge of the Bank’s 1-4 Family loans, Multi-family loans, small business loans, small farm loans, and FHLB stock owned.  The weighted-average interest rates on these borrowings were 3.64% and 3.91% at December 31, 2004 and December 31, 2003, respectively.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

          In March 2000, the Company formed Guaranty (TX) Capital Trust I (“Trust I”) and on March 23, 2000, Trust I issued $7,000 (seven thousand shares with a liquidation amount of one thousand dollars per security) of 10.875% Fixed Rate Capital Trust Pass-through Securities (“TruPS I”) to a third party in a private placement.  Concurrent with the issuance of the TruPS I, Trust I issued common securities to the Company in the aggregate liquidation value of $217.  Trust I invested the total proceeds from the sale of the TruPS I and the common securities in $7,217 of the Company’s 10.875% Junior Subordinated Deferrable Interest Debentures (the “Debentures I”).  The Debentures I will mature on March 8, 2030, which date may be shortened to a date not earlier than March 8, 2010, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).  The net proceeds from the sale of the Debentures I were used to repurchase shares of the Company’s stock, provide a $1,500 additional capital contribution to the Bank and provide for additional working capital to support growth.

          With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures I are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company.   The terms of the Debentures I are such that they qualify as Tier 1 capital under the Federal Reserve’s regulatory capital guidelines applicable to bank holding companies. Interest on the Debentures I is payable semi-annually on March 8 and September 8 of each year.  The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock.  No principal payments are due until maturity on March 8, 2030.

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

          Upon the occurrence of certain special events, the Company will have the right to call the securities at par at any time with the prior approval of the Federal Reserve and any other required regulatory approvals.

          In October 2002, the Company formed Guaranty (TX) Capital Trust II (“Trust II” and together with Trust I, the “Trusts”) and on October 30, 2002, Trust II issued $3,000 (three thousand shares with a liquidation amount of one thousand per security) of Capital Trust Pass-through Securities (“TruPS II”) to a third party in a private placement.  Concurrent with the issuance of the TruPS II, Trust II issued common securities to the Company in the aggregate liquidation value of $93.  Trust II invested the total proceeds from the sale of the TruPS II and the common securities in $3,093 of the Company’s Junior Subordinated Deferrable Interest Debentures (the “Debentures II”).  The Debentures II will mature on October 30, 2032, which date may be shortened to a date not earlier than October 30, 2012, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).  The net proceeds from the sale of the Debentures II were used to repurchase shares of the Company’s stock and provide for additional working capital to support growth.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES (Continued)

          With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures II are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company.  The terms of the Debentures II are such that they qualify as Tier 1 capital under the Federal Reserve’s regulatory capital guidelines applicable to bank holding companies.  Interest on the Debentures II is payable quarterly on January 30, April 30, July 30, and October 30 of each year at a fixed rate per annum equal to 7.94% until October 2012 and a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 3.35%, thereafter.  The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock.  No principal payments are due until maturity on October 30, 2032.

          On any interest payment date on or after October 30, 2012 and prior to maturity date, the Debentures II are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

          On January 1, 2004, the Company adopted FIN46R, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).  Upon adoption, the subsidiary trusts that previously issued the outstanding TruPS were deconsolidated from the Company’s consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to these subsidiary trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of earnings.  As a result, the Company’s consolidated financial statements as of and for the year ended December 31, 2004 reflect the adoption of FIN46R and include $10.3 million in junior subordinated debentures.  The Company’s consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 do not reflect the adoption of FIN46R and include $10.0 million in long-term debt, giving effect to the consolidation elimination of the $310,000 common ownership interest.  The overall impact of this deconsolidation did not have a material impact on the Company’s consolidated financial statements.

          The securities held by the Trusts qualify as Tier I capital for the Company under Federal Reserve Board guidelines.  In May 2004, the Federal Reserve issued proposed rules for the capital treatment of junior subordinated debentures.  The proposed rules would limit the aggregate amount of junior subordinated debentures and certain other capital elements to 25% of core capital, net of goodwill.  Because the Company’s aggregate amount of junior subordinated debentures is below the limit of 25% of Tier I capital, net of goodwill, the proposal has no effect on the amount of junior subordinated debentures that the Company can include in Tier I capital.  Additionally, the rules provide that junior subordinated debentures no longer qualify for Tier I capital within five years of their maturity.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands, except share amounts)

NOTE 8 - COMMON STOCK

          A summary of issued and outstanding shares of common stock is as follows:

	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Balance at December 31, 2001	3,250,016	(245,588)	3,004,428
Purchase of treasury stock	—	(74,500)	(74,500)
Exercise of stock options	2,000	—	2,000

Balance at December 31, 2002	3,252,016	(320,088)	2,931,928
Purchase of treasury stock	—	(10,000)	(10,000)

Balance at December 31, 2003	3,252,016	(330,088)	2,921,928
Purchase of treasury stock	—	(11,451)	(11,451)
Exercise of stock options	—	2,200	2,200

Balance at December 31, 2004	3,252,016	(339,339)	2,912,677

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands, except share and per share amounts)

NOTE 9 – STOCK OPTIONS  (Continued)

          A summary of activity in the 1998 Stock Incentive Plan follows:

	Shares Available for Future Grants	Options Outstanding

		Number of Shares	Weighted-Average Exercise Price

Balance, December 31, 2001	910,500	89,500	$9.30
Granted	(20,000)	20,000	12.50
Exercised	—	(2,000)	9.30
Canceled	3,000	(3,000)	9.30

Balance, December 31, 2002	893,500	104,500	9.91
Granted	(40,000)	40,000	15.36
Exercised	—	—	—
Canceled	—	—	—

Balance, December 31, 2003	853,500	144,500	11.42
Granted	(5,000)	5,000	20.40
Exercised	—	(2,200)	12.75
Canceled	6,000	(6,000)	14.72

Balance, December 31, 2004	854,500	141,300	$11.58

          Other information regarding options outstanding and options exercisable as of December 31, 2004 is as follows:

Exercise Price	Options Outstanding	Options Exercisable	Weighted- Average Remaining Contractual Life in Years

$9.30	84,500	67,600	3.3
12.50	15,000	6,000	5.2
15.23	36,800	7,200	6.3
19.50	3,000	—	7.6
21.75	2,000	—	7.8

Total	141,300	80,800	4.4

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands, except per share amounts)

NOTE 9 – STOCK OPTIONS  (Continued)

          In accordance with accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard.  Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $80, $76 and $49 in 2004, 2003 and 2002, respectively.

          The weighted average fair value of options granted in 2004, 2003 and 2002 was $4.87, $4.22 and $4.09 per option, respectively.  Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002:  risk-free interest rates of 4.50%, 3.20% and 5.00%; market price volatility factors of 10.6%, 26.0% and 28.7%; a weighted average expected life of the options of 8 years; and dividend yields of 1.60%, 1.97% and 2.24%.

NOTE 10 – EMPLOYEE BENEFITS

          The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees.  The 401(k) plan provides for a matching contribution of up to 4% of a participant’s qualified compensation.  Total contributions accrued or paid for 2004, 2003 and 2002 totaled $368, $410 and  $462, respectively.

          The Company maintains a non-qualified, non-contributory “Supplemental Retirement Plan.”  The plan covers a retired executive officer to provide benefits equal to amounts payable under the Company’s retirement plan and certain social security benefits to aggregate a predetermined percentage of the officer’s final five-year average salary.  The plan is non-funded.  Amounts accrued or paid for 2004, 2003 and 2002 totaled $7, $9 and $11, respectively.

          The Company established a non-qualified, non-contributory, “Salary Continuation Plan” in 1998.  The plan covers an executive officer to provide benefits equal to an amount which represents approximately 75% of projected compensation at retirement as adjusted for amounts payable under the Company’s retirement plan and certain social security benefits.  This plan is non-funded.  Amounts accrued for 2004, 2003 and 2002 totaled $97, $127 and $116, respectively.

          During 1998 the Company established a non-qualified, non-contributory, “Executive Incentive Retirement Plan.”  The plan covers a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company.  Amounts accrued for 2004, 2003 and 2002 totaled $68, $51 and $50, respectively.

          The Company has a bonus plan that provides guidelines whereby officers and employees can earn bonus compensation based on the profitability of the Company.  The bonus amounts are determined based on the Company’s achievement of certain percentages of return on equity targets.  This plan is approved and adopted annually by the Board of Directors of the Company.  The bonus pool under this plan for 2004, 2003 and 2002 totaled $472, $667 and $874, respectively.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 11 - INCOME TAXES

          The sources of year-end gross deferred income tax assets and liabilities were as follows:

	2004	2003

Deferred tax assets:
Allowance for loan losses	$1,230	$1,094
Deferred Compensation	338	291
Other	$96	$43

Total deferred tax asset	$1,664	$1,428

Deferred tax liabilities:
Security basis	$(135)	$(116)
Unrealized gain on available-for-sale securities	(136)	(239)
Depreciation	(1,197)	(1,291)
Leasing transactions	(1,864)	(1,714)
Deferred loan costs, net	(396)	(398)
Other	(60)	(69)

Total deferred tax liability	$(3,788)	$(3,827)

Net deferred tax liability	$2,124	$2,399

          A reconciliation of the Company’s effective income tax rate and the statutory federal income tax rate for each reported period is as follows:

	2004	2003	2002

Statutory federal income tax rate	35.00%	35.00%	35.00%
Tax exempt income	(2.06)	(0.37)	(2.76)
Accretion of cash surrender value of life insurance	(1.32)	(6.68)	(7.40)
Contribution of property	(1.34)	—	—
Other, net	(0.20)	0.16	(0.47)

Effective income tax rate	30.08%	28.11%	24.37%

          Guaranty Leasing Company is a substantial partner in various complex equipment leasing transactions primarily originated in 1992, 1994 and 1995 involving leveraged leases.  In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by the “1992 Partnership” during 1994, 1995 and 1996 of $302, $410, and  $447, respectively, would be disallowed. In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by that Partnership during 1997 of $487, would also be disallowed.  In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment disallowing these deductions. Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. The Company recorded and expensed the tax affect of the disallowed deductions in 2002.

          In February 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas the (“Texas Court”).  In October 2003, the Government filed a Motion to Transfer Venue from the “Texas Court” to the United States District Court for the Eastern District for Virginia, (the “Virginia Court”) but in the alternative, claimed the “Texas Court” had no jurisdiction to hear the case.  In November 2003, the Government filed a Motion to Stay Proceedings. In December 2003, and still in effect, the “Texas Court” issued an Order to Stay Proceedings pending the Court’s ruling on the Government’s Motion to Transfer Venue.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 11 - INCOME TAXES (Continued)

          In June 2004 in a similar case, of which the Company is not a party, the Government filed a brief with the United States Court of Appeals for the Federal Circuit (“the Federal Circuit”) essentially agreeing and concluding that Section 6226(a)(2) of the Internal Revenue Code is a venue provision and not a jurisdictional provision. This is the same position of the Company in its pending litigation against the Government in the “Texas Court”.  In July 2004, the “Texas Court” granted a Motion to Continue Hearing on the United States Opposed Motion to Transfer Venue. The “Texas Court” and the Company are currently awaiting a ruling from the “Federal Circuit” on the jurisdictional v. venue issue.

          As of December 31, 2004, the “Federal Circuit” has not made a definitive ruling on the issue of whether Section 6226(a)(2) is jurisdictional or whether the statute is merely a venue provision. It is anticipated by legal counsel that given the Government’s change of position, the “Federal Circuit” will determine that Section 6226(a)(2) addresses the issue of venue and not jurisdiction; but a definitive answer must await a ruling from the “Federal Circuit”. Oral arguments were presented to the “Federal Circuit” in October 2004 and it is anticipated that a ruling will be issued within the near future.

          In March 2004, the Company was informed by the Service that it had taken the position that certain losses taken by the “1994 Partnership” during the tax years of 1994 through 1999 would be disallowed and tax owed totaling $439, would be assessed.  As of December 31, 2004, the Company has not received a Notice of Final Partnership Administrative Adjustment on this Partnership.  Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions.

          In addition to the ongoing litigation regarding the Partnerships, the Service is currently in the process of examining the tax deductions taken for the “1995 Partnership”.  No determination has been made regarding the disallowance of similar deductions taken by this Partnership. Should the Service ultimately disallow the related tax deductions taken during the remaining years of the “1992 Partnership” as well as the other two Partnerships, the Company will be required to recognize an additional maximum tax liability of approximately $3,900 plus possible penalty and interest.  The Company is actively contesting the position of the Service in connection with this matter, and has taken and will continue to take, appropriate steps necessary to protect its legal position.  Any final determination with respect to the Partnerships will be binding on the Company.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 12 – NONINTEREST INCOME AND NONINTEREST EXPENSE

          Other operating income consisted of the following:

	Years Ended December 31,

	2004	2003	2002

Fee income	$974	$925	$863
Fiduciary income	252	178	163
Earnings from key-man life insurance	203	251	236
Gain on sale of loans, net	331	586	272
(Loss) gain on sale of assets, net	(143)	—	97
Gain on sale of other real estate, net	21	32	12
(Loss) from investment in AFT	—	(60)	—
Impairment of investment in AFT	(120)	(113)	—
Other noninterest income	82	81	76

	$1,600	$1,880	$1,719

          During 2000, Guaranty Leasing acquired a 2.5% ownership interest in AFT for approximately $2,800.  The AFT ownership interest is classified as an Other Asset on the Company’s balance sheet.  As of December 31, 2004 and 2003, the book value of the AFT ownership interest was $1,284 and $1,404, respectively.

          During the second quarter 2003, based on limited marketability of the AFT investment, the uncertainty surrounding the airline industry and general economic conditions, management of the Company believed the value of its investment had been impaired, and recorded an impairment charge of $113.  In addition to the impairment charge, management recorded a loss of $60 in 2003.  During 2004, an impairment charge of $120 was recorded.

          Other operating expense consisted of the following:

	Years Ended December 31,

	2004	2003	2002

Legal and professional fees	$1,156	$1,168	$933
Director and committee fees	507	560	534
Advertising	436	284	310
ATM and debit card expense	437	363	317
Office and computer supplies	299	301	265
Postage	198	211	187
Phone expense	267	252	194
Other	1,597	1,308	1,249

	$4,897	$4,447	$3,989

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

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

          Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment were funded, the Company would be entitled to seek recovery from the customer.  As of December 31, 2004 and 2003, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

          Commitments and letters of credit outstanding at year-end were as follows:

	Contract or Notional Amount

	2004	2003

Commitments to extend credit	$29,166	$23,878
Letters of credit	1,416	1,491

          The Company is involved in certain claims and lawsuits occurring in the normal course of business.  Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.  See “NOTE 11-Income Taxes” for further discussion.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 15 - REGULATORY MATTERS

          Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. Failure to meet minimum capital requirements can initiate regulatory action. Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

          The following table sets forth the consolidated and bank only actual capital levels in addition to the requirements under prompt corrective action regulations.

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004
Total capital to risk-weighted assets:
Consolidated	$50,176	13.65%	$29,401	8.00%		n/a
Bank	44,897	12.25%	29,327	8.00%	$36,659	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	46,022	12.52%	14,701	4.00%		n/a
Bank	40,743	11.11%	14,664	4.00%	21,996	6.00%
Tier 1 capital to average assets:
Consolidated	46,022	8.73%	21,081	4.00%		n/a
Bank	40,743	7.74%	21,045	4.00%	26,306	5.00%
December 31, 2003
Total capital to risk-weighted assets:
Consolidated	$47,552	13.18%	$28,859	8.00%		n/a
Bank	46,057	12.81%	28,767	8.00%	$35,958	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	43,646	12.10%	14,429	4.00%		n/a
Bank	42,151	11.72%	14,383	4.00%	21,575	6.00%
Tier 1 capital to average assets:
Consolidated	43,646	8.32%	20,987	4.00%		n/a
Bank	42,151	8.05%	20,943	4.00%	26,179	5.00%

          As of December 31, 2004 and 2003, the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations.  In May 2004, the Federal Reserve released proposed rules for the capital treatment of junior subordinated debentures.  The proposed rules would limit the aggregate amount of junior subordinated debentures and certain other capital elements to 25% of core capital, net of goodwill.  Because the Company’s aggregate amount of junior subordinated debentures is below the limit of 25% of Tier I capital, net of goodwill, the proposal has no effect on the amount of junior subordinated debentures that the Company can include in Tier I capital.  Additionally, the rules provide that junior subordinated debentures no longer qualify for Tier I capital within five years of their maturity.  See “NOTE 7-Junior Subordinated Debentures” for further discussion.

The Bank is a state-charted banking association whose deposits are insured by the FDIC and therefore is subject to regulation, supervision and examination by the Texas Department of Banking and the FDIC.  Because the Federal Reserve regulates the bank holding company parent of the Bank, the Federal Reserve also has supervisory authority that directly affects the Bank.  In addition, upon making certain determinations with respect to the condition of any insured bank, such as the Bank, the FDIC may begin proceedings to terminate a bank’s federal deposit insurance.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 15 - REGULATORY MATTERS (Continued)

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

FHLB Advances, Junior Subordinated Debentures and Long-Term Debt: The fair value of borrowings is estimated by discounting future cash flows using currently available rates for similar financing.

Off-Balance Sheet Instruments: The fair values of these items are not material and are therefore not included on the following schedule.

          The estimated year-end fair values of financial instruments are detailed in the following table.  The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	2004		2003

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$24,234	$24,234	$20,816	$20,816
Time deposits	12,823	12,849	6,776	6,801
Securities available for sale	103,751	103,751	99,614	99,614
Loans held for sale	1,749	1,749	1,244	1,244
Loans, net	371,431	361,876	360,364	359,921
Accrued interest receivable	2,794	2,794	2,638	2,638
Financial liabilities:
Deposits	$433,743	$415,004	$407,847	$403,407
Federal funds purchased	—	—	7,295	7,295
FHLB advances	54,553	54,908	50,417	51,932
Junior subordinated debentures	10,310	14,396	—	—
Long-term debt	—	—	10,000	12,181
Accrued interest payable	1,073	1,073	828	828

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

          While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2004 and 2003, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances.  The estimated fair values at December 31, 2004 and 2003 should not necessarily be considered to apply at subsequent dates.

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

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

          Condensed financial information of the Company is as follows:

Condensed Balance Sheets
December 31, 2004 and 2003

	2004	2003

Assets
Cash and cash equivalents	$4,962	$1,260
Investment in subsidiaries	43,348	45,266
Cash surrender value of life insurance	47	954
Premises and equipment, net	—	14
Other assets	877	187

	$49,234	$47,681

Liabilities and Shareholders’ Equity
Other liabilities	300	923
Junior subordinated debentures	10,310	—
Long-term debt	—	10,310
Shareholders’ equity	38,624	36,448

	$49,234	$47,681

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands)

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Earnings
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Operating income
Dividends from subsidiaries	$6,300	$1,200	$2,100
Other income	12

Total operating income	6,312	$1,200	$2,100
Costs and expenses
Interest expense	1,004	1,001	796
General and administrative	381	440	369

Total costs and expenses	1,385	1,441	1,165

Earnings before income tax	4,927	(241)	935
Provision for income taxes	(141)	(153)	—

Earnings before equity in undistributed earnings of subsidiaries	5,068	(88)	935
Equity in undistributed earnings of subsidiaries	(1,408)	3,932	3,442

Net earnings	$3,660	$3,844	$4,377

Condensed Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities
Net earnings	$3,660	$3,844	$4,377
Adjustments to reconcile net earnings to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	1,408	(3,932)	(3,442)
Depreciation and amortization	14	9	9
Net change in other assets	(388)	(42)	(129)
Net change in other liabilities	(623)	303	138
Stock-based compensation expense	80	76	49

Net cash provided by operating activities	4,151	258	1,002
Cash flows from investing activities
Purchases of premises and equipment	—	—	(29)
Proceeds from insurance benefits	915	—	—

Net cash used in investing activities	915	—	(29)
Cash flows from financing activities
Purchase of treasury stock	(225)	(161)	(1,167)
Proceeds from issuance of long-term debt	—	—	3,000
Exercise of stock options	28	—	19
Cash dividends paid	(1,167)	(1,081)	(951)

Net cash (used in) provided by financing activities	(1,364)	(1,242)	901

Net change in cash and cash equivalents	3,702	(984)	1,874
Cash and cash equivalents at beginning of year	1,260	2,244	370

Cash and cash equivalents at end of year	$4,962	$1,260	$2,244

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands, except per share amounts)

NOTE 18 - QUARTERLY FINANCIAL DATA - UNAUDITED

          Condensed quarterly results of operations for the years ended December 31, 2004 and 2003 were as follows:

	QUARTER ENDED 2004

	(unaudited )
	Dec. 31	Sept. 30	June 30	March 31

Interest income	$7,030	$6,787	$6,512	$6,700
Interest expense	2,509	2,307	2,171	2,150

Net interest income	4,521	4,480	4,341	4,550
Provision for loan losses	250	200	230	250

Net interest income after provision for loan losses	4,271	4,280	4,111	4,300
Noninterest income	1,000	1,392	1,235	1,228
Noninterest expense	4,106	4,272	4,090	4,114

Earnings before taxes	1,165	1,400	1,256	1,414
Provision for income tax expense	316	462	415	382

Net earnings	$849	$938	$841	$1,032

Earnings per common share:
Basic	$0.29	$0.32	$0.29	$0.35
Diluted	$0.29	$0.32	$0.28	$0.35

	QUARTER ENDED 2003

	(unaudited )
	Dec. 31	Sept. 30	June 30	March 31

Interest income	$6,799	$6,722	$7,001	$7,042
Interest expense	2,229	2,413	2,771	2,829

Net interest income	4,570	4,309	4,230	4,213
Provision for loan losses	300	250	150	375

Net interest income after provision for loan losses	4,270	4,059	4,080	3,838
Noninterest income	1,155	1,209	1,187	1,386
Noninterest expense	3,918	3,963	4,004	3,952

Earnings before taxes	1,507	1,305	1,263	1,272
Provision for income tax expense	418	370	478	237

Net earnings	$1,089	$935	$785	$1,035

Earnings per common share:
Basic	$0.37	$0.32	$0.27	$0.36
Diluted	$0.37	$0.31	$0.27	$0.35