Form 10-Q
period 2005-03-31
GUARANTY BANCSHARES INC /TX/
filed 2005-05-13
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________

COMMISSION FILE NUMBER:  000-24235

GUARANTY BANCSHARES, INC.
 (Exact name of registrant as specified in its charter)

TEXAS	75-16516431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. ARKANSAS
MT. PLEASANT, TEXAS  75455
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

As of May 12, 2005, there were 2,825,012 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GUARANTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Cash and due from banks	$16,055	$14,949
Federal funds sold	5,395	9,075
Interest-bearing deposits	206	210

Total cash and cash equivalents	21,656	24,234
Interest-bearing time deposits	12,823	12,823
Securities available for sale	111,842	103,751
Loans held for sale	2,666	1,749
Loans, net of allowance for loan losses of $4,418 and $4,154	375,388	371,431
Premises and equipment, net	13,501	13,471
Other real estate	617	692
Accrued interest receivable	2,849	2,794
Goodwill	2,338	2,338
Cash surrender value of life insurance	5,304	5,260
Other assets	3,528	3,423

Total assets	$552,512	$541,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$86,600	$82,302
Interest-bearing	357,431	351,441

Total deposits	444,031	433,743
Accrued interest and other liabilities	4,169	4,736
Federal Home Loan Bank advances	55,459	54,553
Junior subordinated debentures	10,310	10,310

Total liabilities	513,969	503,342

Commitments and Contingencies	—	—
Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 3,252,016 shares issued	3,252	3,252
Additional paid-in capital	12,864	12,882
Retained earnings	27,388	26,405
Treasury stock, 332,291 and 339,339 shares at cost	(4,101)	(4,179)
Accumulated other comprehensive (loss) income	(860)	264

Total shareholders’ equity	38,543	38,624

Total liabilities and shareholders’ equity	$552,512	$541,966

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,

	2005	2004

Interest income
Loans, including fees	$5,909	$5,688
Securities
Taxable	970	958
Nontaxable	150	14
Federal funds sold and interest-bearing deposits	113	40

Total interest income	7,142	6,700
Interest expense
Deposits	1,877	1,399
FHLB advances and federal funds purchased	516	500
Junior subordinated debentures	250	251

Total interest expense	2,643	2,150

Net interest income	4,499	4,550
Provision for loan losses	200	250

Net interest income after provision for loan losses	4,299	4,300
Noninterest income
Service charges	700	724
Net realized gain on securities transactions	—	42
Other operating income	691	462

Total noninterest income	1,391	1,228
Noninterest expense
Employee compensation and benefits	2,556	2,476
Occupancy expenses	537	504
Other operating expenses	1,154	1,134

Total noninterest expenses	4,247	4,114

Earnings before provision for income taxes	1,443	1,414
Provision for income taxes	460	382

Net Earnings	$983	$1,032

Basic earnings per common share	$0.34	$0.35

Diluted earnings per common share	$0.33	$0.35

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,

	2005	2004

Balance at beginning of period	$38,624	$36,448
Net earnings	983	1,032
Exercise of stock options	81	—
Purchases of treasury stock	(21)	—
Change in unrealized (loss) gain on securities available for sale, net of tax	(1,124)	149

Balance at end of period	$38,543	$37,629

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,

	2005	2004

Net cash provided by operating activities	$550	$1,277

Cash flows from investing activities
Securities available for sale:
Purchases	(14,601)	(2,004)
Sales	—	1,542
Proceeds from maturities and principal repayments	4,621	7,324
Net increase in loans	(4,173)	(2,711)
Net purchases of premises and equipment	(311)	(226)
Net proceeds from sale of other real estate	82	63

Net cash used in investing activities	(14,382)	3,988

Cash flows from financing activities
Net change in deposits	10,288	8,008
Proceeds from FHLB advances	3,000	—
Repayment of FHLB advances	(2,094)	(89)
Net change in federal funds purchased	—	(7,295)
Exercise of stock options	81	—
Purchase of treasury stock	(21)	—

Net cash provided by financing activities	11,254	624

Net change in cash and cash equivalents	(2,578)	5,889
Cash and cash equivalents at beginning of period	24,234	20,816

Cash and cash equivalents at end of period	$21,656	$26,705

Supplemental disclosures:
Cash paid for income taxes	$—	$255
Cash paid for interest	2,774	2,354
Significant non-cash transactions:
Transfers from loans to real estate owned	$16	$215
Deconsolidation of Guaranty (TX) Capital Trust I and Trust II	—	310

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,

	2005	2004

Net earnings	$983	$1,032
Other comprehensive income:
Unrealized (loss) gain on available for sale securities arising during the period	(1,703)	267
Reclassification adjustment for amounts realized on securities sales included in net earnings	—	(42)

Net unrealized (loss) gain	(1,703)	225
Tax effect	579	(76)

Total other comprehensive (loss) income	(1,124)	149

Comprehensive (loss) income	$(141)	$1,181

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 1.      BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements include the accounts of Guaranty Bancshares, Inc. (the “Company”) and its wholly owned subsidiary Guaranty Financial Corp., Inc., which wholly owns Guaranty Bond Bank (the “Bank”).  Guaranty Bond Bank has three wholly owned non-bank subsidiaries, Guaranty Leasing Company, Guaranty Company and GB Com, Inc. and partial interests in two non-bank subsidiaries, BSC Securities, L.C. (“BSC”) and Independent Bank Services, L.C. (“IBS”).  Guaranty Mortgage Company, Inc. was formed in August 2004 as a wholly owned non-bank subsidiary and merged into the Bank in March 2005.  All entities combined are collectively referred to as the “Company”.  All significant intercompany balances and transactions have been eliminated in consolidation.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 18, 2005.  The Company has consistently followed the accounting policies described in the audited financial statements in preparing these interim financial statements.  Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

NOTE 2.      RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”).  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) permits the use of any option-pricing model that meets the fair value objective in the statement.  Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.  The Company elected to transition to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method as prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FAS 123.  The Statement is effective at the beginning of the first quarter of 2006.  The adoption of this statement will not have a significant impact on the consolidated financial statements of the Company.

NOTE 3.      EARNINGS PER SHARE

          Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, which requires dual presentation of basic and diluted earnings per share (“EPS”) for entities with complex capital structures.  Basic EPS is based on net earnings divided by the weighted-average number of shares outstanding during the period.  Diluted EPS includes the dilutive effect of stock options granted using the treasury stock method.  The weighted-average number of common shares outstanding for basic and diluted earnings per share computations as of the dates indicated were as follows:

	Three Months Ended March 31,

	2005	2004

	(Unaudited)
Weighted average shares outstanding - Basic	2,912,423	2,921,928
Effect of stock options	42,953	43,656

Weighted average shares outstanding - Diluted	2,955,376	2,965,584

NOTE  4.      STOCK OPTIONS

          In 1998, the Company’s Board of Directors, with the approval of shareholders, adopted the 1998 Stock Incentive Plan. Under the provisions of this plan, 1,000,000 shares have been reserved for issuance.  The plan provides for the grant of nonqualified and incentive stock options, restricted stock awards, stock appreciation rights, phantom stock awards and performance awards.  As of March 31, 2005, only incentive stock options have been granted under the plan.  The exercise prices of all such options have been equal to the fair market value per share of the Company’s common stock on the date of the grant. Options granted under the plan generally expire after eight years and generally vest and become exercisable in five equal annual installments commencing on the first anniversary of the date of grant and annually thereafter.

          A summary of the status of the Company’s stock options as of the dates indicated and the changes during the periods ended on those dates is presented below:

	Quarter Ended March 31,

	2005		2004

	# Shares of Underlying Options	Weighted- Average Exercise Price	# Shares of Underlying Options	Weighted- Average Exercise Price

Outstanding at beginning of the period	141,300	$11.58	144,500	$11.42
Granted	28,000	22.01	—	—
Exercised	(8,000)	9.30	—	—
Canceled	—	—	(2,000)	17.78

Outstanding at end of the period	161,300	13.50	142,500	11.33
Exercisable at end of the period	92,700	$10.07	75,600	$9.64
Weighted-average fair value of options granted during the period	$3.93		N/A

          The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2005: dividend yield of 1.82%; expected volatility of 9.57%; risk-free interest rate of 4.09%, and an expected life of 7.00 years.  There were no options granted or exercised in the three months ended March 31, 2004.

          The following table summarizes information about stock options outstanding at March 31, 2005:

Exercise Price	Options Outstanding	Options Exercisable	Weighted- Average Remaining Contractual Life in Years

$ 9.30	76,500	76,500	3.00
12.50	15,000	9,000	4.92
15.23	36,800	7,200	6.08
19.50	3,000	—	7.33
21.75	2,000	—	7.50
21.79	5,000	—	7.83
22.06	23,000	—	7.92

Total	161,300	92,700	4.87

          In accordance with accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123”, the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard.  Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model. Stock-based employee compensation expense totaled approximately $24,000 and $22,000 for the three months ended March 31, 2005 and 2004, respectively.

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

          Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment were funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2005 and December 31, 2004, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

          Commitments and letters of credit outstanding as of the dates indicated are approximately as follows (dollars in thousands):

	Contract or Notional Amount

	March 31, 2005	December 31, 2004

	(Unaudited)
Commitments to extend credit	$31,455	$29,166
Letters of credit	1,508	1,416

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

          Guaranty Leasing Company is a substantial partner in various complex equipment leasing transactions primarily originated in 1992, 1994 and 1995 (collectively, the “Partnerships” or individually, the “1992 Partnership”, “1994 Partnership” and “1995 Partnership”, respectively) involving leveraged leases.  In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by the “1992 Partnership” during 1994, 1995 and 1996 of $302,000, $410,000, and  $447,000, respectively, would be disallowed. In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by that Partnership during 1997 of $487,000 would also be disallowed.  In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment disallowing these deductions. Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. The Company recorded and expensed the tax affect of the disallowed deductions in 2002.

          In February 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas (the “Texas Court”).  In October 2003, the Government filed a Motion to Transfer Venue from the “Texas Court” to the United States District Court for the Eastern District for Virginia, (the “Virginia Court”) but in the alternative, claimed the “Texas Court” had no jurisdiction to hear the case.  In November 2003, the Government filed a Motion to Stay Proceedings. In December 2003, and still in effect, the “Texas Court” issued an Order to Stay Proceedings pending the Court’s ruling on the Government’s Motion to Transfer Venue.

          In March 2005 the Federal Circuit in TCLA, 1990-II v. United States held that Section 6226(a)(2)’s  “principal place of business” language is a venue provision, not a jurisdictional requirement and notified by letter the “Texas Court”.  In April 2005 the “Texas Court”, based on the “Federal Circuit” definitive ruling on the jurisdictional requirement, determined that the “Texas Court” does have jurisdiction, and subsequently, denied the government’s request for change of venue.  The “Texas Court” has determined that venue lies within the Eastern District of Texas and ordered that a joint proposed Amended Docket Control be filed by May 16, 2005.

          In March 2004, the Company was informed by the Service that it had taken the position that certain losses taken by the “1994 Partnership” during the tax years of 1994 through 1999 would be disallowed and tax owed totaling $439,000 would be assessed.  As of March 31, 2005, the Company has not received a Notice of Final Partnership Administrative Adjustment on this Partnership.  Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements in this Quarterly Report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “Safe Harbor” created by those sections.  When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should” or the negative of such terms and similar expressions as they relate to the Company, its customers or its management, are intended to identify forward-looking statements.  These forward-looking statements may involve known and unknown risks and uncertainties and other factors beyond the Company’s control that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets and the factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

GENERAL OVERVIEW

          Guaranty Bancshares, Inc. (the “Company”) is a registered bank holding company that derives substantially all of its revenues and income from the operation of its subsidiary, Guaranty Bond Bank (the “Bank”).  The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through eleven banking locations in the Texas communities of Mount Pleasant (two offices), Bogata, Commerce, Mount Vernon, Paris, Pittsburg, Sulphur Springs, Talco and Texarkana (two offices).  The Company also maintains an office in Fort Stockton, Texas that limits its product offerings to loans and time deposits.

FINANCIAL OVERVIEW

          Net earnings for the three months ended March 31, 2005 were $983,000 ($0.33 per diluted share) compared to $1.0 million ($0.35 per diluted share) for the three months ended March 31, 2004, a 4.7% decrease.  For the three months ended March 31, 2005 compared with the same period in 2004, noninterest expense increased $133,000, or 3.2%, and the provision for income tax increased $78,000, or 20.4%.  These changes were partially offset by an increase in noninterest income of $163,000, or 13.3%, and a decrease in provision for loan losses of $50,000, or 20.0%.

          Gross loans, including loans held for sale, increased to $382.5 million at March 31, 2005 from $377.3 million at December 31, 2004, an increase of $5.1 million, or 1.4%.  Total assets increased to $552.5 million at March 31, 2005 compared with $542.0 million at December 31, 2004.  The $10.5 million increase in total assets is primarily due to the $5.1 million increase in gross loans and an $8.1 million increase in securities available for sale, partially offset by a decrease in federal funds sold of $3.7 million.  Total deposits increased to $444.0 million at March 31, 2005 compared with $433.7 million at December 31, 2004.   This increase comes primarily from an increase in certificates of deposit of $5.8 million, or 2.7%, and an increase in demand deposits of $3.6 million, or 4.2%.

          Total shareholders’ equity was $38.5 million at March 31, 2005 representing a decrease of $81,000 from December 31, 2004.  This decrease was due to a decrease in accumulated other comprehensive income of $1.1 million and  purchase of treasury stock of $21,000.  The decrease was offset by earnings for the period of $983,000.

RESULTS OF OPERATIONS

Interest Income

          Interest income for the three months ended March 31, 2005 was $7.1 million, an increase of $442,000 or 6.6%, compared with the three months ended March 31, 2004.  The increase in interest income is due primarily to the increase in volume of average interest-earning assets from $469.1 million for the quarter ended March 31, 2004 compared to $505.1 million for the same period in 2005.  Average loans increased $14.5 million, or 4.0%, and average securities increased $15.4 million, or 16.1%.  The average interest rate earned on interest-earning assets decreased from 5.74% for the three months ended March 31, 2004 to 5.73% for the three months ended March 31, 2005.

Interest Expense

          Interest expense on deposits and other interest-bearing liabilities was $2.6 million for the three months ended March 31, 2005 compared with $2.2 million for the three months ended March 31, 2004, an increase of $493,000, or 22.9%.  The increase in interest expense was primarily due to an increase in cost of funds from 2.14% for the quarter ended March 31, 2004 compared to 2.53% for the quarter ended March 31, 2005.  Average interest-bearing liabilities increased from $404.3 million for the quarter ended March 31, 2004 to $422.9 million for the same period in 2005.  The increase in total average interest-bearing liabilities is primarily due to a $13.7 million, or 4.0%, increase in average deposits from $342.2 million for the three months ended March 31, 2004, compared with $356.0 million for the three months ended March 31, 2005.

Net Interest Income

          The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

          Net interest income was $4.50 million for the three months ended March 31, 2005 compared with $4.55 million for the three months ended March 31, 2004, a decrease of $51,000.  The decrease in net interest income resulted primarily from an increase in cost of funds from 2.14% for the three months ended March 31, 2004 to 2.53% for the three month ended March 31, 2005, partially offset by an increase in total average interest-earning assets to $505.1 million for the three months ended March 31, 2005, from $469.1 million for the three months ended March 31, 2004, an increase of $36.1 million, or 7.7%.  The net interest margin decreased by 29 basis points to 3.61% for the three months ended March 31, 2005 compared with 3.90% for the same three month period in 2004.

          The following table presents for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts.  The table also sets forth the average yield earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods.  No tax equivalent adjustments were made and all average balances are daily average balances.  Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,

	2005			2004

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)
	(Unaudited)
Assets
Interest-earning assets:
Loans	$378,350	$5,909	6.33%	$363,841	$5,688	6.29%
Securities	111,305	1,120	4.08%	95,897	972	4.08%
Federal funds sold and interest-bearing deposits	15,479	113	2.96%	9,346	40	1.72%

Total interest-earning assets	505,134	7,142	5.73%	469,084	6,700	5.74%

Less allowance for loan losses	(4,249)			(3,932)

Total interest-earning assets, net of allowance	500,885			465,152
Non-earning assets:
Cash and due from banks	17,069			21,083
Premises and equipment	13,508			13,162
Interest receivable and other assets	16,533			17,110
Other real estate owned	638			813

Total assets	$548,633			$517,320

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money market accounts	$134,231	$470	1.42%	$123,405	$230	0.75%
Time deposits	221,727	1,407	2.57%	218,825	1,169	2.15%

Total interest-bearing deposits	355,958	1,877	2.14%	342,230	1,399	1.64%
FHLB advances, federal funds purchased, and other liabilities	56,588	516	3.70%	52,011	500	3.87%
Junior subordinated debentures	10,310	250	9.83%	10,104	251	9.99%

Total interest-bearing liabilities	422,856	2,643	2.53%	404,345	2,150	2.14%

Noninterest-bearing liabilities:
Demand deposits	82,031			70,936
Accrued interest, taxes and other liabilities	4,979			4,809

Total liabilities	509,866			480,090
Shareholders’ equity	38,767			37,230

Total liabilities and shareholders’ equity	$548,633			$517,320

Net interest income		$4,499			$4,550

Net interest spread			3.20%			3.60%
Net interest margin			3.61%			3.90%

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

	Three Months Ended March 31,

	2005 vs. 2004

	Increase (Decrease) Due to

	Volume	Rate	Total

	(Dollars in thousands)
	(Unaudited)
Interest-earning assets:
Loans	$224	$(3)	$221
Securities	155	(7)	148
Federal funds sold and interest-bearing deposits	26	47	73

Total increase in interest income	405	37	442

Interest-bearing liabilities:
NOW, savings, and money market accounts	20	220	240
Time deposits	15	223	238
FHLB advances, federal funds purchased, and other liabilities	44	(28)	16
Junior subordinated debentures	—	(1)	(1)

Total increase in interest expense	79	414	493

Increase/(decrease) in net interest income	$326	$(377)	$(51)

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

          The Company’s provision for loan losses for the three months ended March 31, 2005 was $200,000 compared with $250,000 for the same period in 2004.   The decrease in the provision was due primarily to a decrease in net charge-offs of $191,000.  The Company experienced net recoveries of $64,000 for the three months ended March 31, 2005 compared to net charge-offs of $127,000 for the three months ended March 31, 2004.  Average loans outstanding increased from $363.8 million for three months ended March 31, 2004 to $378.4 million for three months ended March 31, 2005, an increase of $14.5 million, or 4.0%.  Management believes the allowance for loan losses at March 31, 2005 is adequate based on the Company’s loan asset quality and its historical charge-off experience.

Noninterest Income

          The Company’s primary sources of recurring noninterest income are service charges on deposit accounts, fee income and other noninterest income.  The Company also has nonrecurring sources of noninterest income derived from net gains on the sale of securities, net gains on the sale of mortgage loans and net gains on the sale of assets.

          The following table presents for the periods indicated the major categories of noninterest income (dollars in thousands):

	Three months ended March 31,

	2005	2004

	(Unaudited)
Service charges	$700	$724
Realized gain on securities	—	42
Fee income	297	271
Fiduciary income	74	56
Earnings from key-man life insurance	47	57
Gain on sale of loans, net	142	69
Gain on sale of assets, net	95	—
Loss on sale of other real estate, net	(13)	(7)
Impairment of investment in AFT	(30)	(30)
Other noninterest income	79	46

Total noninterest income	$1,391	$1,228

          Noninterest income for the three months ended March 31, 2005 increased $163,000, or 13.3%, over the same period in 2004.  The increase in noninterest income is primarily due to the increase in the sale of mortgage loans into the secondary market and the proceeds of $95,000 from the merger of PULSE EFT Association and Discover Financial Services, Inc.  During the three months ended March 31, 2005, the Company realized a net gain on sale of mortgage loans of $142,000 compared with a net gain on the sale of mortgage loans of $69,000 during the three months ended March 31, 2004.  Service charges and fee income remained constant at $997,000 in the first quarter of 2005 compared to $995,000 in the first quarter of 2004.

Noninterest Expenses

          The following table presents for the periods indicated the major categories of noninterest expenses (dollars in thousands):

	Three months ended March 31,

	2005	2004

	(Unaudited)
Employee compensation and benefits	$2,556	$2,476

Non-staff expenses:
Occupancy expenses	537	504
Legal and professional fees	310	279
Director and committee fees	137	136
Advertising	79	92
ATM and debit card expense	91	94
Office and computer supplies	58	72
Postage	53	51
Phone expense	67	65
Other	359	345

Total non-staff expenses	1,691	1,638

Total noninterest expenses	$4,247	$4,114

          Employee compensation and benefits expense for the three months ended March 31, 2005 increased $80,000, or 3.2%, over the same period in 2004.  The increase is due primarily to normal salary increases and an increase in number of full-time equivalent employees.  The number of full-time equivalent employees was 239 at March 31, 2005 compared with 225 at March 31, 2004.  The Company has opened two additional locations and closed one location since the first quarter of 2004.

          Non-staff expenses for the three months ended March 31, 2005 increased $53,000, or 3.2%, over the comparable three month period in 2004.  Legal and professional expense increased by $31,000, or 11.1%, over the same period in 2004.  Occupancy expenses increased $33,000 over the comparable three month period in 2004 related to the two new locations.

          The Company’s efficiency ratio was 72.11% for the three months ended March 31, 2005 compared to 71.72% for the three months ended March 31, 2004.  The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company’s performance and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding securities losses, by net interest income plus noninterest income, excluding securities gains.  Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

Income Taxes

          Income tax expense increased $78,000, or 20.4%, to $460,000 for the three months ended March 31, 2005 compared with $382,000 for the same period in 2004.  The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses.

FINANCIAL CONDITION

Loan Portfolio

          Gross loans, including loans held for sale, were $382.5 million at March 31, 2005, an increase of $5.1 million, or 1.4%, from $377.3 million at December 31, 2004.  Loan growth occurred primarily in real estate 1-4 family residential and in construction and land development loans, partially offset by decreases in agriculture and commercial real estate loans.  Average loans comprised 74.9% of total average interest-earning assets at March 31, 2005 compared with 77.6% at March 31, 2004.

          The following table summarizes the loan portfolio (including loans held for sale) of the Company by type of loan as of the dates indicated (dollars in thousands):

	March 31, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

	(Unaudited)
Commercial	$62,030	16.22%	$61,602	16.33%
Agriculture	10,521	2.75	10,963	2.91
Real estate:
Construction and land development	33,807	8.84	31,917	8.46
1-4 family residential	149,297	39.03	145,886	38.66
Loans held for sale	2,666	0.70	1,749	0.46
Farmland	16,226	4.24	16,178	4.29
Commercial	74,488	19.48	75,183	19.92
Multi-family residential	4,620	1.21	5,052	1.34
Consumer, net of unearned discounts	28,817	7.53	28,804	7.63

Gross loans	$382,472	100.00%	$377,334	100.00%

Allowance for Loan Losses

          In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio.  Management determines the adequacy of the allowance through its evaluation of the loan portfolio.  In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan.  Loans are charged off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.   During the three months ended March 31, 2005, the Company had recoveries of $64,000, a decrease of $191,000 compared with the net charge-offs of $127,000 in same period in 2004.  At March 31, 2005 and 2004, the allowance for loan losses totaled $4.4 million, or 1.16% of gross loans, and $4.0 million, or 1.10% of gross loans, respectively.  The allowance for loan losses as a percentage of nonperforming loans was 139.15% and 124.24% at March 31, 2005 and 2004, respectively.

          The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data (dollars in thousands):

	Three months ended March 31,

	2005	2004

	(Unaudited)
Average loans outstanding	$378,350	$363,841

Gross loans outstanding at end of period	$382,472	$367,902

Allowance for loan losses at beginning of period	$4,154	$3,906
Provision for loan losses	200	250
Charge-offs:
Commercial	(7)	(45)
Real estate	—	(45)
Consumer	(37)	(60)
Recoveries:
Commercial	61	3
Real estate	25	9
Consumer	22	11

Net recoveries (charge-offs)	64	(127)

Allowance for loan losses at end of period	$4,418	$4,029

Ratio of allowance to end of period loans	1.16%	1.10%
Ratio of net charge-offs to average loans	(0.02)%	0.03%
Ratio of allowance to end of period nonperforming loans	139.15%	124.24%

Nonperforming Assets

          Nonperforming assets were $3.8 million at March 31, 2005 compared to $4.3 million at December 31, 2004.  Nonaccrual loans decreased $627,000 from $3.0 million at December 31, 2004 to $2.4 million at March 31, 2005.  Decrease is primarily due to the sale of collateral and reduction of total loans for three lines of credit.  Accruing loans 90 or more days past due increased $226,000 from $565,000 at December 31, 2004 to $791,000 at March 31, 2005.  Increase is attributed to four real estate lines on which the past due status is result of renewals in process.  Management believes that these lines of credit are well collateralized and reserves have been established for any anticipated loss.  Other real estate decreased $75,000 during the same period.  Management anticipates minimal losses on the total of these new nonperforming assets.

          The ratio of nonperforming assets to total loans and other real estate was 0.99% and 1.13% at March 31, 2005 and December 31, 2004, respectively.

          The following table presents information regarding past due loans and nonperforming assets as of the dates indicated (dollars in thousands):

	March 31, 2005	December 31, 2004

	(Unaudited)
Nonaccrual loans	$2,384	$3,011
Accruing loans past due 90 days or more	791	565

Total nonperforming loans	3,175	3,576
Other real estate	617	692

Total nonperforming assets	$3,792	$4,268

Securities

          Securities totaled $111.8 million at March 31, 2005, an increase of $8.1 million from $103.8 million at December 31, 2004.  At March 31, 2005, securities represented 20.2% of total assets compared with 19.1% of total assets at December 31, 2004. The yield on average securities for the three months ended March 31, 2005 and 2004 was 4.08%. At March 31, 2005, securities included $9.1 million in U.S. Government securities, $76.9 million in mortgage-backed securities, $4.1 million in equity securities, and $21.7 million in municipal securities. The average life of the securities portfolio at March 31, 2005 is approximately 4.19 years, however, all of the Company’s securities are classified as available for sale.

Deposits

          At March 31, 2005, demand, money market and savings deposits accounted for approximately 49.7% of total deposits, while certificates of deposit comprised 50.3% of total deposits. Total deposits increased $10.3 million, or 2.4%, from December 31, 2004 to March 31, 2005.  This increase comes primarily from an increase in certificates of deposit of $5.8 million, or 2.7%, due to the Company’s offering of competitive yields on these deposits.  Noninterest-bearing demand deposits totaled $86.6 million or 19.5% of total deposits at March 31, 2005 compared with $82.3 million or 19.0% of total deposits at December 31, 2004. The average cost of deposits, including noninterest-bearing demand deposits, was 2.14% for the three months ended March 31, 2005 compared with 1.64% for the same period in 2004.

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

          The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first three months of 2005 were the net change in deposits of $10.3 million, net increase of securities totaling $10.0 million and the net increase in loans of $4.2 million.

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

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2005 and December 31, 2004, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

          Outstanding commitments and letters of credit as of the dates indicated are approximately as follows since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do necessarily reflect the actual future cash funding requirements (dollars in thousands):

	Contract or Notional Amount

	March 31, 2005	December 31, 2004

	(Unaudited)
Commitments to extend credit	$31,455	$29,166
Letters of credit	1,508	1,416

Capital Resources

          Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively.  As of March 31, 2005, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 12.60%, 13.78%, and 8.62%, respectively.  As of March 31, 2005, the Bank’s risk-based capital ratios remain above the levels required for the Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 11.09%, 12.27%, and 7.58%, respectively.

          On March 1, 2005, the Federal Reserve issued a final rule regarding the capital treatment of trust preferred securities.  The Federal Reserve’s final rule limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  Because the Company’s aggregate amount of trust preferred securities is below the limit of 25% of Tier I capital, net of goodwill, the rule has no effect on the amount of trust preferred securities that the Company can include in Tier I capital.  Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital.  However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          There have been no material changes in the market risk information disclosed in the Company’s Form 10-K for the year ended December 31, 2004.  See Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2005:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share	Total Number of Shares Purchased Under the Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2005 - January 31, 2005	—	$—	85,951	14,049
February 1, 2005 - February 28, 2005	—	—	85,951	14,049
March 1, 2005 - March 31, 2005	952	21.70	86,903	163,097

Total	952	$21.70

(1) Under a stock repurchase program approved by the Company’s Board of Directors on August 20, 2002, publicly announced on August 27, 2002 and implemented effective November 15, 2002, the Company was authorized to repurchase up to 100,000 shares of its Common Stock.  The repurchase program does not have an expiration date.  On March 9, 2005, the Company’s Board of Directors authorized the repurchase, over a period of twelve months, of up to 150,000 shares of its Common Stock.

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

GUARANTY BANCSHARES, INC.
(Registrant)

Date: May 12, 2005	By:	/s/ ARTHUR B. SCHARLACH, JR.

Arthur B. Scharlach, Jr.
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2005	By:	/s/ CLIFTON A. PAYNE

Clifton A. Payne
Senior Vice President & Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.