Form 10-Q
period 2005-06-30
GUARANTY BANCSHARES INC /TX/
filed 2005-08-12
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of August 11, 2005, there were 2,825,748 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

GUARANTY BANCSHARES, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
GUARANTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Cash and due from banks	$16,187	$14,949
Federal funds sold	510	9,075
Interest-bearing deposits	212	210

Total cash and cash equivalents	16,909	24,234
Interest-bearing time deposits	13,122	12,823
Securities available for sale	119,645	103,751
Loans held for sale	1,524	1,749
Loans, net of allowance for loan losses of $4,423 and $4,154	383,350	371,431
Premises and equipment, net	14,183	13,471
Other real estate	672	692
Accrued interest receivable	3,163	2,794
Goodwill	2,338	2,338
Cash surrender value of life insurance	5,345	5,260
Other assets	4,044	3,423

Total assets	$564,295	$541,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$87,858	$82,302
Interest-bearing	358,378	351,441

Total deposits	446,236	433,743
Accrued interest and other liabilities	5,032	4,736
Federal Home Loan Bank advances	65,363	54,553
Junior subordinated debentures	10,310	10,310

Total liabilities	526,941	503,342

Commitments and Contingencies	—	—
Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 3,252,016 shares issued	3,252	3,252
Additional paid-in capital	12,881	12,882
Retained earnings	27,850	26,405
Treasury stock, 426,268 and 339,339 shares at cost	(6,195)	(4,179)
Accumulated other comprehensive (loss) income	(434)	264

Total shareholders’ equity	37,354	38,624

Total liabilities and shareholders’ equity	$564,295	$541,966

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Interest income
Loans, including fees	$6,244	$5,640	$12,153	$11,328
Securities
Taxable	957	805	1,927	1,763
Nontaxable	200	29	350	43
Federal funds sold and interest-bearing deposits	132	38	245	78

Total interest income	7,533	6,512	14,675	13,212
Interest expense
Deposits	2,090	1,424	3,967	2,823
FHLB advances and federal funds purchased	574	496	1,090	996
Junior subordinated debentures	251	251	501	502

Total interest expense	2,915	2,171	5,558	4,321

Net interest income	4,618	4,341	9,117	8,891
Provision for loan losses	60	230	260	480

Net interest income after provision for loan losses	4,558	4,111	8,857	8,411
Noninterest income
Service charges	776	797	1,476	1,521
Net realized gain on securities transactions	—	—	—	42
Other operating income	627	438	1,318	900

Total noninterest income	1,403	1,235	2,794	2,463
Noninterest expense
Employee compensation and benefits	2,579	2,346	5,135	4,822
Occupancy expenses	559	542	1,096	1,052
Other operating expenses	1,188	1,202	2,342	2,330

Total noninterest expenses	4,326	4,090	8,573	8,204

Earnings before provision for income taxes	1,635	1,256	3,078	2,670
Provision for income taxes	537	415	997	797

Net earnings	$1,098	$841	$2,081	$1,873

Basic earnings per common share	$0.39	$0.29	$0.73	$0.64

Diluted earnings per common share	$0.38	$0.28	$0.71	$0.63

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Balance at beginning of period	$38,543	$37,629	$38,624	$36,448
Net earnings	1,098	841	2,081	1,873
Cash dividends declared on common stock	(594)	(584)	(594)	(584)
Purchases of treasury stock	(2,197)	—	(2,218)	—
Exercise of stock options	78	2	159	2
Change in unrealized gain (loss) on securities available for sale, net of tax	426	(1,357)	(698)	(1,208)

Balance at end of period	$37,354	$36,531	$37,354	$36,531

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,

	2005	2004

Net cash provided by operating activities	$3,092	$3,566
Cash flows from investing activities
Securities available for sale:
Purchases	(26,772)	(17,334)
Sales	—	1,542
Proceeds from maturities and principal repayments	9,441	15,580
Net purchases of interest-bearing time deposits	(299)	(1,472)
Net increase in loans	(12,243)	(7,331)
Net purchases of premises and equipment	(1,276)	(778)
Net proceeds from sale of other real estate	82	138

Net cash used in investing activities	(31,067)	(9,655)

Cash flows from financing activities
Net change in deposits	12,493	5,403
Proceeds from FHLB advances	35,000	4,000
Repayment of FHLB advances	(24,190)	(180)
Net change in federal funds purchased	—	(6,215)
Exercise of stock options	159	2
Purchase of treasury stock	(2,218)	—
Dividends paid	(594)	(584)

Net cash provided by financing activities	20,650	2,426

Net change in cash and cash equivalents	(7,325)	(3,663)
Cash and cash equivalents at beginning of period	24,234	20,816

Cash and cash equivalents at end of period	$16,909	$17,153

Supplemental disclosures:
Cash paid for income taxes	$630	$1,005
Cash paid for interest	5,421	4,350
Significant non-cash transactions:
Transfers from loans to real estate owned	$64	$350
Deconsolidation of Guaranty (TX) Capital Trust I and II	—	310

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net earnings	$1,098	$841	$2,081	$1,873
Other comprehensive income:
Unrealized gain (loss) on available for sale securities arising during the period	645	(2,056)	(1,058)	(1,789)
Reclassification adjustment for amounts realized on securities sales included in net earnings	—	—	—	(42)

Net unrealized gain (loss)	645	(2,056)	(1,058)	(1,831)
Tax effect	(219)	699	360	623

Total other comprehensive income (loss)	426	(1,357)	(698)	(1,208)

Comprehensive income (loss)	$1,524	$(516)	$1,383	$665

See accompanying notes to interim consolidated financial statements.

GUARANTY BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of the financial position. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 18, 2005.  The Company has consistently followed the accounting policies described in the audited financial statements in preparing these interim financial statements.  Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

          In preparation of the accompanying unaudited consolidated financial statements, management is required to make estimates and assumptions, which are based on information available at the time such estimates and assumptions are made.  These estimates and assumptions affect the amounts reported in the accompanying unaudited consolidated financial statements.  Accordingly, future results may differ if the actual amounts and events are not the same as the estimates and assumptions of management.  The collectability of loans, fair value of financial instruments and other real estate values and status of contingencies are particularly subject to change.

NOTE 2.      RECENT DEVELOPMENTS

          On June 7, 2005, the Board of Directors of the Company publicly announced that it had entered an agreement and plan of merger that will result in the suspension of its duty to file supplemental and periodic information, documents and reports, including Forms 10-K, 10-Q and 8-K, with the SEC.  Under the terms of the agreement, which is subject to shareholder approval, Guaranty Facilitation, Inc., a Texas corporation and wholly owned subsidiary of the Company, will be merged with and into the Company, with the Company as the surviving entity.  Pursuant to the merger, shareholders owning less than 600 shares of the Company’s common stock as of the effective time of the merger will receive $24.00 in cash for each share of common stock they own.  Shareholders owning 600 or more shares will continue to hold their shares after the merger.  Based on share ownership records as of May 25, 2005, management expects that 61,749 shares of Company common stock, or 2.18% of the outstanding common stock, will be converted into the right to receive cash in the merger.  On July 11, 2005, the Company filed a preliminary proxy statement on Schedule 14A and a Schedule 13E-3 Transaction Statement with the SEC.  The Company will mail a definitive proxy statement to shareholders with respect to the special meeting to be held to consider and vote upon approval of the merger.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Weighted-average shares outstanding - Basic	2,828,801	2,921,950	2,870,381	2,921,939
Effect of stock options	41,911	40,382	44,199	41,790

Weighted-average shares outstanding - Diluted	2,870,712	2,962,332	2,914,580	2,963,729

NOTE  4.      STOCK OPTIONS

          In 1998, the Company’s Board of Directors, with the approval of shareholders, adopted the 1998 Stock Incentive Plan. Under the provisions of this plan, 1,000,000 shares have been reserved for issuance.  The plan provides for the grant of nonqualified and incentive stock options, restricted stock awards, stock appreciation rights, phantom stock awards and performance awards.  As of June 30, 2005, only incentive stock options have been granted under the plan.  The exercise prices of all such options have been equal to the fair market value per share of the Company’s common stock on the date of the grant. Options granted under the plan generally expire after eight years and generally vest and become exercisable in five equal annual installments commencing on the first anniversary of the date of grant and annually thereafter.

          A summary of the status of the Company’s stock options as of the dates indicated and the changes during the periods ended on those dates is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	# Shares of Underlying Options	Weighted- Average Exercise Price	# Shares of Underlying Options	Weighted- Average Exercise Price	# Shares of Underlying Options	Weighted- Average Exercise Price	# Shares of Underlying Options	Weighted- Average Exercise Price

Outstanding at beginning of the period	161,300	$13.50	142,500	$11.33	141,300	$11.58	144,500	$11.42
Granted	1,500	21.00	—	—	29,500	21.97	—	—
Exercised	(8,200)	10.17	(200)	15.23	(16,200)	9.74	(200)	15.23
Canceled	—	—	—	—	—	—	(2,000)	17.78

Outstanding at end of the period	154,600	13.75	142,300	11.33	154,600	13.75	142,300	11.33
Exercisable at end of the period	92,500	$10.48	83,000	$10.14	92,500	$10.48	83,000	$10.14
Weighted-average fair value of options granted during the period	$3.44		N/A		$3.54		N/A

          The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2005: dividend yield of 1.82%; expected volatility of 9.60%; risk-free interest rate of 4.09%, and an expected life of 7.00 years.  There were no options granted in the six months ended June 30, 2004.

          The following table summarizes information about stock options outstanding at June 30, 2005:

Exercise Price Range	Options Outstanding	Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price

$0.00 - 9.30	69,500	69,500	2.75	$9.30
9.31 - 12.50	15,000	9,000	4.67	12.50
12.51 - 15.23	35,600	14,000	5.83	15.23
15.24 - 19.50	3,000	—	7.08	19.50
19.51 - 21.75	6,000	—	7.53	21.56
21.76 - 21.79	5,000	—	7.58	21.79
21.80 - 22.06	18,000	—	7.67	22.06
Greater than $22.06	2,500	—	7.67	22.48

	154,600	92,500	4.72	13.75

          In accordance with accounting standard, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123”, the Company transitioned to the fair value method of accounting for stock-based compensation during 2002 using the modified prospective method prescribed by the standard.  Under the modified prospective method, the Company began recognizing stock-based employee compensation expense from the beginning of 2002 as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The fair value of options granted is determined using the Black-Scholes option valuation model.  Stock-based employee compensation expense totaled approximately $12,000 and $22,000 for the three months ended June 30, 2005 and 2004, respectively and approximately $36,000 and $43,000 for the six months ended June 30, 2005 and 2004, respectively.

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

          Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitments were funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2005 and December 31, 2004, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

          Outstanding commitments and letters of credit as of the dates indicated are approximately as follows since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do necessarily reflect the actual future cash funding requirements (dollars in thousands):

	Contract or Notional Amount

	June 30, 2005	December 31, 2004

	(Unaudited)
Commitments to extend credit	$28,308	$29,166
Letters of credit	1,710	1,416

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

          Guaranty Leasing Company is a substantial partner in various complex equipment leasing transactions primarily originated in 1992, 1994 and 1995 (collectively, the “Partnerships” or individually, the “1992 Partnership”, “1994 Partnership” and “1995 Partnership”, respectively) involving leveraged leases.  In November 1998, Guaranty Leasing was informed by the Internal Revenue Service (the “Service”) that it has taken the position that certain losses taken by the 1992 Partnership during 1994, 1995 and 1996 of $302,000, $410,000, and  $447,000, respectively, would be disallowed. In October 2001, Guaranty Leasing was informed by the Service that it has taken the position that certain losses taken by that Partnership during 1997 of $487,000 would also be disallowed.  In September 2002, the Company received from the Service a Notice of Final Partnership Administrative Adjustment disallowing these deductions. Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions. The Company recorded and expensed the tax affect of the disallowed deductions in 2002.

          In February 2003, the Company filed a petition to begin the process to litigate the matter in the United States District Court for the Eastern District of Texas (the “Texas Court”).  In October 2003, the Government filed a Motion to Transfer Venue from the Texas Court to the United States District Court for the Eastern District for Virginia, (the “Virginia Court”) but in the alternative, claimed the Texas Court had no jurisdiction to hear the case.  In November 2003, the Government filed a Motion to Stay Proceedings. In December 2003, and still in effect, the Texas Court issued an Order to Stay Proceedings pending the Court’s ruling on the Government’s Motion to Transfer Venue.

          In March 2005 the Federal Circuit in TCLA, 1990-II v. United States held that Section 6226(a)(2)’s  “principal place of business” language is a venue provision, not a jurisdictional requirement and notified by letter the Texas Court.  In April 2005 the Texas Court, based on the “Federal Circuit” definitive ruling on the jurisdictional requirement, determined that the Texas Court does have jurisdiction, and subsequently, denied the government’s request for change of venue.  The Texas Court has determined that venue lies within the Eastern District of Texas and on May 18, 2005 issued a Scheduling Order that put into effect deadlines leading up to a Final Pretrial Conference for June 2006.

          In March 2004, the Company was informed by the Service that it had taken the position that certain losses taken by the 1994 Partnership during the tax years of 1994 through 1999 would be disallowed and tax owed totaling $439,000 would be assessed.  As of June 30, 2005, the Company has not received a Notice of Final Partnership Administrative Adjustment on this Partnership.  Based upon the advice of counsel, the Company believes that it has correctly reported these transactions for tax purposes and that it has obtained appropriate legal, accounting and appraisal opinions and authority to support its positions.

          In addition to the ongoing litigation regarding the Partnerships, the Service is currently in the process of examining the tax deductions taken for the 1995 Partnership.  No determination has been made regarding the disallowance of similar deductions taken by this Partnership. Should the Service ultimately disallow the related tax deductions taken during the remaining years of the 1992 Partnership as well as the other two Partnerships, the Company will be required to recognize an additional maximum tax liability of approximately $3.9 million plus possible penalty and interest.  The Company is actively contesting the position of the Service in connection with this matter, and has taken and will continue to take, appropriate steps necessary to protect its legal position.  Any final determination with respect to the Partnerships will be binding on the Company.

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

FINANCIAL OVERVIEW

          Net earnings for the three months ended June 30, 2005 were $1.1 million ($0.38 per diluted share) compared to $841,000 ($0.28 per diluted share) for the three months ended June 30, 2004, an increase of $257,000 or 30.6%.  For the three months ended June 30, 2005 compared with the same period in 2004, net interest income increased $277,000, or 6.4%, noninterest income increased $168,000, or 13.6%, and the provision for loan loss decreased $170,000, or 73.9%.  These changes were partially offset by an increase in noninterest expense of $236,000, or 5.8%, and an increase in provision for income taxes of $122,000, or 29.4%.  Net earnings for the six months ended June 30, 2005 were $2.1 million ($0.71 per diluted share) compared to $1.9 million ($0.63 per diluted share) for the six months ended June 30, 2004, an increase of $208,000 or 11.1%.  For the six months ended June 30, 2005 compared with the same period in 2004, net interest income increased $226,000, or 2.5%, noninterest income increased $331,000, or 13.4%, and the provision for loan loss decreased $220,000, or 45.8%.  These changes were partially offset by an increase in noninterest expense of $369,000, or 4.5%, and an increase in provision for income taxes of $200,000, or 25.1%.

          Gross loans, including loans held for sale, increased to $389.3 million at June 30, 2005, from $377.3 million at December 31, 2004, an increase of $12.0 million or 3.2%.  Total assets increased to $564.3 million at June 30, 2005, compared with $542.0 million at December 31, 2004.  The $22.3 million increase in total assets is primarily due to the $12.0 million increase in gross loans and a $15.9 million increase in securities available for sale, partially offset by a decrease in federal funds sold of $8.6 million.  Total deposits increased to $446.2 million at June 30, 2005 compared with $433.7 million at December 31, 2004.   This increase comes primarily from an increase in certificates of deposit of $12.4 million, or 5.7%, and an increase in demand deposits of $3.9 million, or 4.7%.  Federal Home Loan Bank advances increased to $65.4 million at June 30, 2005 compared with $54.6 million at December 31, 2004.

          Total shareholders’ equity was $37.4 million at June 30, 2005, representing a decrease of $1.3 million from December 31, 2004.  This decrease was due to a decrease in accumulated other comprehensive income of $698,000, purchases of treasury stock of $2.2 million and dividends declared on common stock of $594,000.  These changes were offset by net earnings for the six month period of $2.1 million and proceeds from exercise of stock options of $159,000.

RESULTS OF OPERATIONS

Interest Income

          Interest income for the three months ended June 30, 2005 was $7.5 million, an increase of $1.0 million or 15.7%, compared with the three months ended June 30, 2004.  The increase in interest income is due primarily to the increase in volume of average interest-earning assets from $472.2 million for the quarter ended June 30, 2004 to $518.7 million for the same period in 2005.  Average loans increased $13.6 million, or 3.7%, and average securities increased $24.5 million, or 26.4%.  The average interest rate earned on interest-earning assets increased from 5.55% for the three months ended June 30, 2004 to 5.83% for the three months ended June 30, 2005.  Interest income for the six months ended June 30, 2005 was $14.7 million, an increase of $1.5 million or 11.1%, compared with the six months ended June 30, 2004.  The increase in interest income is due primarily to the increase in volume of average interest-earning assets from $470.9 million for the six months ended June 30, 2004 to $511.9 million for the same period in 2005.  Average loans increased $14.1 million, or 3.8%, and average securities increased $19.7 million, or 20.8%.  The average interest rate earned on interest-earning assets increased from 5.64% for the six months ended June 30, 2004 to 5.78% for the six months ended June 30, 2005.

Interest Expense

          Interest expense on deposits and other interest-bearing liabilities was $2.9 million for the three months ended June 30, 2005 compared with $2.2 million for the three months ended June 30, 2004, an increase of $744,000 or 34.3%.  The increase in interest expense was primarily due to an increase in cost of funds from 2.18% for the quarter ended June 30, 2004 compared to 2.71% for the quarter ended June 30, 2005.  Average interest-bearing liabilities increased from $401.3 million for the quarter ended June 30, 2004 to $431.9 million for the same period in 2005.  The increase in total average interest-bearing liabilities is primarily due to a $22.0 million, or 6.5%, increase in average deposits from $338.9 million for the three months ended June 30, 2004, to $360.9 million for the three months ended June 30, 2005.  Interest expense on deposits and other interest-bearing liabilities was $5.6 million for the six months ended June 30, 2005 compared with $4.3 million for the six months ended June 30, 2004, an increase of $1.2 million or 28.6%.  The increase in interest expense was primarily due to an increase in cost of funds from 2.16% for the six months ended June 30, 2004 compared to 2.62% for the six months ended June 30, 2005.  Average interest-bearing liabilities increased from $402.8 million for the six months ended June 30, 2004 to $427.4 million for the same period in 2005.  The increase in total average interest-bearing liabilities is primarily due to a $17.9 million, or 5.2%, increase in average interest-bearing deposits from $340.6 million for the six months ended June 30, 2004 to $358.4 million for the six months ended June 30, 2005.

Net Interest Income

          The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

          Net interest income was $4.6 million for the three months ended June 30, 2005 compared with $4.3 million for the three months ended June 30, 2004, an increase of $277,000 or 6.4%.   The increase in net interest income is driven by an increase in yield on average interest-earning assets from 5.55% for the three months ended June 30, 2004 to 5.83% for the three months ended June 30, 2005 and an increase in volume of average interest-earning assets from $472.2 million for the quarter ended June 30, 2004 compared to $518.7 million for the same period in 2005.  The increase in net interest income was partially offset by the increase in cost of funds from 2.18% for the three months ended June 30, 2004 to 2.71% for the three months ended June 30, 2005.  The net interest margin for the three months ended June 30, 2005 compared to the same three months ended June 30, 2004 decreased to 3.57% from 3.70%.  Net interest income was $9.1 million for the six months ended June 30, 2005 compared with $8.9 million for the six months ended June 30, 2004, an increase of $226,000 or 2.5%.  The net interest margin decreased to 3.59% from 3.80% for the six months ended June 30, 2005 compared to the same three months ended June 30, 2004.

          The following tables present for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, and the interest earned or paid on such amounts.  The tables also set forth the average yield earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.  No tax equivalent adjustments were made and all average balances are daily average balances.  Nonaccruing loans have been included in the tables as loans carrying a zero yield.

	Three Months Ended June 30,

	2005			2004

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Loans	$383,982	$6,244	6.52%	$370,410	$5,640	6.12%
Securities	117,699	1,157	3.94%	93,151	834	3.60%
Federal funds sold and interest-bearing deposits	17,002	132	3.11%	8,628	38	1.77%

Total interest-earning assets	518,683	7,533	5.83%	472,189	6,512	5.55%

Less allowance for loan losses	(4,405)			(4,023)

Total interest-earning assets, net of allowance	514,278			468,166
Non-earning assets:
Cash and due from banks	16,399			20,327
Premises and equipment	13,820			13,300
Interest receivable and other assets	16,687			16,078
Other real estate owned	644			887

Total assets	$561,828			$518,758

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money market accounts	$131,759	$512	1.56%	$120,377	$262	0.88%
Time deposits	229,125	1,578	2.76%	218,536	1,162	2.14%

Total interest-bearing deposits	360,884	2,090	2.32%	338,913	1,424	1.69%
FHLB advances, federal funds purchased, and other liabilities	60,741	574	3.79%	52,112	496	3.83%
Junior subordinated debentures	10,310	251	9.76%	10,310	251	9.79%

Total interest-bearing liabilities	431,935	2,915	2.71%	401,335	2,171	2.18%

Noninterest-bearing liabilities:
Demand deposits	87,581			76,097
Accrued interest, taxes and other liabilities	4,897			4,466

Total liabilities	524,413			481,898
Shareholders’ equity	37,415			36,860

Total liabilities and shareholders’ equity	$561,828			$518,758

Net interest income		$4,618			$4,341

Net interest spread			3.12%			3.37%
Net interest margin			3.57%			3.70%

	Six Months Ended June 30,

	2005			2004

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Loans	$381,181	$12,153	6.43%	$367,125	$11,328	6.21%
Securities	114,520	2,277	4.01%	94,804	1,806	3.83%
Federal funds sold and interest-bearing deposits	16,244	245	3.04%	8,987	78	1.75%

Total interest-earning assets	511,945	14,675	5.78%	470,916	13,212	5.64%

Less allowance for loan losses	(4,328)			(3,978)

Total interest-earning assets, net of allowance	507,617			466,938
Non-earning assets:
Cash and due from banks	16,649			20,706
Premises and equipment	13,665			13,231
Interest receivable and
other assets	16,595			16,314
Other real estate owned	641			850

Total assets	$555,167			$518,039

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW, savings, and money market accounts	$132,988	$982	1.49%	$121,891	$492	0.81%
Time deposits	225,446	2,985	2.67%	218,681	2,331	2.14%

Total interest-bearing deposits	358,434	3,967	2.23%	340,572	2,823	1.67%
FHLB advances, federal funds purchased, and other liabilities	58,676	1,090	3.75%	52,061	996	3.85%
Junior subordinated debentures	10,310	501	9.80%	10,207	502	9.89%

Total interest-bearing liabilities	427,420	5,558	2.62%	402,840	4,321	2.16%

Noninterest-bearing liabilities:
Demand deposits	84,733			73,516
Accrued interest, taxes and other liabilities	4,923			4,638

Total liabilities	517,076			480,994
Shareholders’ equity	38,091			37,045

Total liabilities and shareholders’ equity	$555,167			$518,039

Net interest income		$9,117			$8,891

Net interest spread			3.16%			3.48%
Net interest margin			3.59%			3.80%

          The following tables present for the periods indicated the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the changes in interest income and interest expense attributable to changes in average outstanding balances and changes in interest rates.  For purposes of these tables, changes attributable to both rate and volume, which can be segregated, have been allocated proportionately to changes due to rate and changes due to volume.

	Three Months Ended June 30, 2005 vs. 2004

	Increase (Decrease) Due to

	Volume	Rate	Total

	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Loans	$9	$595	604
Securities	220	103	323
Federal funds sold and interest-bearing deposits	37	57	94

Total increase in interest income	266	755	1,021

Interest-bearing liabilities:
NOW, savings, and money market accounts	25	225	250
Time deposits	56	360	416
FHLB advances, federal funds purchased, and other liabilities	82	(4)	78
Junior subordinated debentures	—	—	—

Total increase in interest expense	163	581	744

Total increase in net interest income	$103	$174	$277

	Six Months Ended June 30, 2005 vs. 2004

	Increase (Decrease) Due to

	Volume	Rate	Total

	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Loans	$433	$392	825
Securities	374	97	471
Federal funds sold and interest-bearing deposits	63	104	167

Total increase in interest income	870	593	1,463

Interest-bearing liabilities:
NOW, savings, and money market accounts	45	445	490
Time deposits	72	582	654
FHLB advances, federal funds purchased, and other liabilities	126	(32)	94
Junior subordinated debentures	—	(1)	(1)

Total increase in interest expense	243	994	1,237

Total increase (decrease) in net interest income	$627	$(401)	$226

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

          The Company’s provision for loan losses for the three months ended June 30, 2005 was $60,000 compared with $230,000 for the same period in 2004.   The decrease in the provision was due primarily to a decrease in net charge-offs of $133,000.  The Company experienced net charge-offs of $55,000 for the three months ended June 30, 2005 compared to net charge-offs of $188,000 for the three months ended June 30, 2004.  The Company’s provision for loan losses for the six months ended June 30, 2005 was $260,000 compared with $480,000 for the same period in 2004.   The Company experienced net recoveries of $9,000 for the six months ended June 30, 2005 compared to net charge-offs of $315,000 for the six months ended June 30, 2004.  Average loans outstanding increased from $367.1 million for six months ended June 30, 2004 to $381.2 million for six months ended June 30, 2005, an increase of $14.1 million or 3.8%.  Management believes the allowance for loan losses at June 30, 2005 is adequate based on the Company’s loan asset quality and its historical charge-off experience.

Noninterest Income

          The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and fee income.  The Company also has nonrecurring sources of noninterest income derived from fiduciary income, net gains on the sale of mortgage loans and net gains on the sale of assets.

          The following table presents for the periods indicated the major categories of noninterest income (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Service charges	$776	$797	$1,476	$1,521
Realized gain on securities	—	—	—	42
Fee income	286	254	583	525
Fiduciary income	79	59	154	116
Earnings from key-man life insurance	46	53	93	110
Gain on sale of mortgage loans, net	230	70	372	139
Gain on sale of assets, net	3	1	98	1
Gain (loss) on sale of other real estate, net	—	23	(13)	16
Impairment of Aircraft Finance Trust	(40)	(30)	(70)	(60)
Other noninterest income	23	8	101	53

Total noninterest income	$1,403	$1,235	$2,794	$2,463

          Noninterest income for the three months ended June 30, 2005 increased $168,000, or 13.6%, over the same period in 2004.  The increase in noninterest income is primarily due to the increase in gains on the sale of mortgage loans into the secondary market.  During the three months ended June 30, 2005, the Company realized a net gain on sale of mortgage loans of $230,000 compared with a net gain on the sale of mortgage loans of $70,000 during the three months ended June 30, 2004.  Service charges and fee income remained constant at $1.1 million in the second quarter of 2005 compared to the second quarter of 2004.  Noninterest income for the six months ended June 30, 2005 increased $331,000, or 13.4%, over the same period in 2004.  The increase in noninterest income is primarily due to the increase in the net gain on sale of mortgage loans into the secondary market of $233,000 and income of $95,000 from the merger of PULSE EFT Association and Discover Financial Services, Inc. which is reflected as a net gain on the sale of assets.

Noninterest Expenses

          The following table presents for the periods indicated the major categories of noninterest expense (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Employee compensation and benefits	$2,579	$2,346	$5,135	$4,822

Non-staff expenses:
Occupancy expenses	559	542	1,096	1,052
Legal and professional fees	255	261	565	540
Director and committee fees	151	130	288	266
Advertising	84	100	163	192
ATM and debit card expense	98	104	189	198
Office and computer supplies	60	73	118	145
Postage	50	41	103	92
Phone expense	70	61	137	126
Other	420	432	779	771

Total non-staff expenses	1,747	1,744	3,438	3,382

Total noninterest expenses	$4,326	$4,090	$8,573	$8,204

          Employee compensation and benefits expense for the three months ended June 30, 2005 increased $233,000, or 9.9%, over the same period in 2004.  The increase is due primarily to normal salary increases and an increase in number of full-time equivalent employees.  The number of full-time equivalent employees was 236 at June 30, 2005 compared with 226 at June 30, 2004.  Employee compensation and benefits expense for the six months ended June 30, 2005 increased $313,000, or 6.5%, over the same period in 2004.  The Company has opened two additional locations and closed one location since the second quarter of 2004.

          Non-staff expenses for the three months ended June 30, 2005 remained constant at $1.7 million compared to the same period in 2004.  Non-staff expenses for the six months ended June 30, 2005 increased $56,000, or 1.7%, over the comparable period in 2004.  Legal and professional expense increased by $25,000, or 4.6%, over the same period in 2004.  Occupancy expenses increased $44,000, or 4.2%, over the comparable six months period in 2004 related to the two new locations.

          The Company’s efficiency ratio was 71.85% for the three months ended June 30, 2005 compared to 73.35% for the three months ended June 30, 2004 and 71.98% for the six months ended June 30, 2005 compared to 72.26% for the six months ended June 30, 2004.  The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company’s performance and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding securities losses, by net interest income plus noninterest income, excluding securities gains.  Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

Income Taxes

          Income tax expense increased $122,000, or 29.4%, to $537,000 for the three months ended June 30, 2005 compared with $415,000 for the same period in 2004.  Income tax expense was $997,000 for the six months ended June 30, 2005 compared with $797,000 for the six months ended June 30, 2004, an increase of $200,000 or 25.1%.  The income stated on the consolidated statement of earnings differs from the taxable income due to tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses.

FINANCIAL CONDITION

Loan Portfolio

          Gross loans, including loans held for sale, were $389.3 million at June 30, 2005, an increase of $12.0 million, or 3.2%, from $377.3 million at December 31, 2004.  Loan growth occurred primarily in real estate commercial and in 1– 4 family residential loans.  Average loans comprised 74.5% of total average interest-earning assets for the six months ended June 30, 2005 compared with 78.0% for the same period in 2004.

          The following table summarizes the loan portfolio (including loans held for sale) of the Company by type of loan as of the dates indicated (dollars in thousands):

	June 30, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

	(Unaudited)
Commercial	$63,078	16.20%	$61,602	16.33%
Agriculture	10,704	2.75	10,963	2.91
Real estate:
Construction and land development	28,765	7.39	31,917	8.46
1-4 family residential	151,799	38.99	145,886	38.66
Loans held for sale	1,524	0.39	1,749	0.46
Farmland	16,721	4.30	16,178	4.29
Commercial	80,912	20.79	75,183	19.92
Multi-family residential	6,276	1.61	5,052	1.34
Consumer, net of unearned discounts	29,518	7.58	28,804	7.63

Gross loans	$389,297	100.00%	$377,334	100.00%

Allowance for Loan Losses

          In originating loans, the Company recognizes that it will experience credit losses and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses in an amount that it believes is adequate for estimated losses in its loan portfolio.  Management determines the adequacy of the allowance through its evaluation of the loan portfolio.  In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan.  Loans are charged off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.  During the six months ended June 30, 2005, the Company had net recoveries of $9,000, a decrease of $324,000, compared with the net charge-offs of $315,000 in the same period in 2004.  At June 30, 2005 and June 30, 2004, the allowance for loan losses totaled $4.4 million, or 1.14% of gross loans and $4.1 million, or 1.09% of gross loans, respectively.  The allowance for loan losses as a percentage of nonperforming loans was 138.13% and 104.90% at June 30, 2005 and 2004, respectively.

          The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data (dollars in thousands):

	Six months ended June 30,

	2005	2004

	(Unaudited)
Average loans outstanding	$381,181	$367,125

Gross loans outstanding at end of period	$389,297	$372,833

Allowance for loan losses at beginning of period	$4,154	$3,906
Provision for loan losses	260	480
Charge-offs:
Commercial	(21)	(111)
Real estate	(2)	(130)
Consumer	(96)	(114)
Recoveries:
Commercial	64	10
Real estate	28	6
Consumer	36	24

Net recoveries (charge-offs)	9	(315)

Allowance for loan losses at end of period	$4,423	$4,071

Ratio of allowance to end of period loans	1.14%	1.09%
Ratio of net charge-offs to average loans	0.00%	0.09%
Ratio of allowance to end of period nonperforming loans	138.13%	104.90%

Nonperforming Assets

          Nonperforming assets were $3.9 million at June 30, 2005 compared to $4.3 million at December 31, 2004, a decrease of $394,000 or 9.2%.  Nonaccrual loans decreased $669,000 from $3.0 million at December 31, 2004 to $2.3 million at June 30, 2005.  This decrease is primarily due to the sale of collateral and reduction of total loans for three lines of credit.  Other real estate decreased $20,000 during the same period.  These decreases were partially offset by the increase of $295,000 in accruing loans 90 or more days past due from $565,000 at December 31, 2004 to $860,000 at June 30, 2005.  Management anticipates minimal losses on the total of these new nonperforming assets.

          The ratio of nonperforming assets to total loans and other real estate was 0.99% and 1.14% at June 30, 2005, and December 31, 2004, respectively.

          The following table presents information regarding past due loans and nonperforming assets as of the dates indicated (dollars in thousands):

	June 30, 2005	December 31, 2004

	(Unaudited)
Nonaccrual loans	$2,342	$3,011
Accruing loans past due 90 days or more	860	565

Total nonperforming loans	3,202	3,576
Other real estate	672	692

Total nonperforming assets	$3,874	$4,268

Securities

          Securities totaled $119.6 million at June 30, 2005, an increase of $15.9 million from $103.8 million at December 31, 2004.  At June 30, 2005, securities represented 21.2% of total assets compared with 19.1% of total assets at December 31, 2004. The yield on average securities for the six months ended June 30, 2005 was 4.01% compared with 3.83% for the same period in 2004. At June 30, 2005, securities included $10.1 million in U.S. Government securities, $79.2 million in mortgage-backed securities, $4.2 million in equity securities, $1.0 million in collateralized mortgage obligations and $25.1 million in municipal securities. The average life of the securities portfolio at June 30, 2005, was approximately 3.83 years, however, all of the Company’s securities are classified as available for sale.

Deposits

          At June 30, 2005, demand, money market and savings deposits accounted for approximately 48.4% of total deposits, while certificates of deposit comprised 51.6% of total deposits. Total deposits increased $12.5 million, or 2.9%, from December 31, 2004 to June 30, 2005.  This increase comes primarily from an increase in certificates of deposit of $12.4 million, or 5.7%, due to the Company offering of competitive yields on these deposits.  Noninterest-bearing demand deposits totaled $87.9 million, or 19.7% of total deposits, at June 30, 2005 compared with $82.3 million, or 19.0% of total deposits, at December 31, 2004.  The average cost of deposits, including noninterest-bearing demand deposits, was 1.81% for the six months ended June 30, 2005 compared with 1.37% for the same period in 2004.

Liquidity

          The Company’s asset/liability management policy is intended to maintain adequate liquidity for the Company. Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on a continuing basis.  The Company’s liquidity needs are primarily met by growth in core deposits.  Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not continually rely on this external funding source.  The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, has historically created an adequate liquidity position.

          The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.   As summarized in the unaudited condensed consolidated statements of cash flows, the most significant transactions which affected the Company’s level of cash and cash equivalents, cash flows, and liquidity during the first six months of 2005 were net increases of securities of $17.3 million, net increases in loans of $12.2 million and the net change in deposits of $12.5 million.

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

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2005 and December 31, 2004, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

          Outstanding commitments and letters of credit as of the dates indicated are approximately as follows since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do necessarily reflect the actual future cash funding requirements (dollars in thousands):

	Contract or Notional Amount

	June 30, 2005	December 31, 2004

	(Unaudited)
Commitments to extend credit	$28,308	$29,166
Letters of credit	1,710	1,416

Capital Resources

          Both the Board of Governors of the Federal Reserve System (“Federal Reserve”), with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks, respectively.  As of June 30, 2005, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.90%, 13.06%, and 8.22%, respectively.  As of June 30, 2005, the Bank’s risk-based capital ratios remain above the levels required for the Bank to be designated as “well capitalized” by the FDIC with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 11.22%, 12.38%, and 7.75%, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

          (a)    Evaluation of Disclosure Controls and Procedures

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2005:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share	Total Number of Shares Purchased Under the Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2005 - April 30, 2005	101,713	$21.50	188,616	61,384
May 1, 2005 - May 31, 2005	—	—	188,616	61,384
June 1, 2005 - June 30, 2005	464	22.40	189,080	60,920

Total	102,177	$21.71

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

GUARANTY BANCSHARES, INC.
(Registrant)

Date: August 11, 2005	By:	/s/ ARTHUR B. SCHARLACH, JR.

Arthur B. Scharlach, Jr.
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2005	By:	/s/ CLIFTON A. PAYNE

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