Form 10-Q
period 2017-03-31
GUARANTY BANCSHARES INC /TX/
filed 2017-06-20
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-38087

GUARANTY BANCSHARES, INC. (Exact name of registrant as specified in its charter)

Texas	75-1656431
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

201 South Jefferson Avenue
Mount Pleasant, Texas	75455
(Address of principal executive offices)	(Zip code)

(903) 572 - 9881 (Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 20, 2017, there were 11,053,933 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts)
	(Unaudited)	(Audited)	(Unaudited) Pro Forma
	March 31, 2017	December 31, 2016	March 31, 2017
ASSETS
Cash and due from banks	$32,576	$39,605	$32,576
Federal funds sold	83,175	60,600	83,175
Interest-bearing deposits	28,006	27,338	28,006
Total cash and cash equivalents	143,757	127,543	143,757
Securities available for sale	214,463	156,925	214,463
Securities held to maturity	185,837	189,371	185,837
Loans held for sale	1,446	2,563	1,446
Loans, net	1,241,215	1,233,651	1,241,215
Accrued interest receivable	6,304	7,419	6,304
Premises and equipment, net	44,823	44,810	44,823
Other real estate owned	1,637	1,692	1,637
Cash surrender value of life insurance	17,922	17,804	17,922
Deferred tax asset	4,426	4,892	4,426
Core deposit intangible, net	3,162	3,308	3,162
Goodwill	18,742	18,742	18,742
Other assets	17,465	19,616	17,465
Total assets	$1,901,199	$1,828,336	$1,901,199
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$370,810	$358,752	$370,810
Interest-bearing	1,300,361	1,218,039	1,300,361
Total deposits	1,671,171	1,576,791	1,671,171
Securities sold under agreements to repurchase	12,663	10,859	12,663
Accrued interest and other liabilities	7,595	6,006	7,595
Other debt	18,929	18,286	18,929
Federal Home Loan Bank advances	25,165	55,170	25,165
Subordinated debentures	19,310	19,310	19,310
Total liabilities	1,754,833	1,686,422	1,754,833

Commitments and contingent liabilities
KSOP-owned shares	34,300	31,661	—

4.

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts)
	(Unaudited)	(Audited)	(Unaudited) Pro Forma
	March 31, 2017	December 31, 2016	March 31, 2017

Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 9,616,275 issued, 8,753,933 and 8,751,923 shares outstanding, respectively	9,616	9,616	9,616
Additional paid-in capital	101,796	101,736	101,796
Retained earnings	60,676	57,160	60,676
Treasury stock, 862,342 and 864,352 shares at cost	(20,087)	(20,111)	(20,087)
Accumulated other comprehensive loss	(5,635)	(6,487)	(5,635)
	146,366	141,914	146,366
Less KSOP-owned shares	34,300	31,661	—

Total shareholders' equity	112,066	110,253	146,366
Total liabilities and shareholders' equity	$1,901,199	$1,828,336	$1,901,199

See accompanying notes to consolidated financial statements.
5.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest income
Loans, including fees	$14,415	$12,914
Securities
Taxable	1,311	1,867
Nontaxable	922	515
Federal funds sold and interest-bearing deposits	488	173
Total interest income	17,136	15,469

Interest expense
Deposits	2,404	2,186
FHLB advances and federal funds purchased	79	64
Subordinated debentures	207	222
Other borrowed money	205	194
Total interest expense	2,895	2,666

Net interest income	14,241	12,803
Provision for loan losses	650	450
Net interest income after provision for loan losses	13,591	12,353

Noninterest income
Service charges	877	823
Net realized gain on securities transactions	—	37
Net realized gain on sale of loans	429	226
Other operating income	1,976	1,805
Total noninterest income	3,282	2,891

Noninterest expense
Employee compensation and benefits	6,987	6,450
Occupancy expenses	1,748	1,747
Other operating expenses	3,310	3,280
Total noninterest expense	12,045	11,477

Income before income taxes	4,828	3,767
Income tax provision	1,312	1,090

Net earnings	$3,516	$2,677
Basic earnings per share	$0.40	$0.30
Diluted earnings per share	$0.40	$0.30

See accompanying notes to consolidated financial statements.
6.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net earnings	$3,516	$2,677
Other comprehensive income:
Unrealized gains on securities
Unrealized holding gains arising during the period	1,229	2,492
Amortization of net unrealized gains on held to maturity securities	18	25
Reclassification adjustment for net gains included in net earnings	—	(37)
Tax effect	(430)	(859)
Unrealized gains on securities, net of tax	817	1,621
Unrealized holding gains (losses) arising during the period on interest rate swaps	35	(225)
Total other comprehensive income	852	1,396
Comprehensive income	$4,368	$4,073

See accompanying notes to consolidated financial statements.
7.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Less: KSOP-Owned Shares	Total Shareholders’ Equity
For the Three Months Ended March 31, 2016
Balance at December 31, 2015	$—	$9,616	$101,525	$49,654	$(16,486)	$(6,573)	$(35,384)	$102,352
Net earnings	—	—	—	2,677	—	—	—	2,677
Other comprehensive income	—	—	—	—	—	1,396	—	1,396
Purchase of treasury stock	—	—	—	—	—	—	(3,000)	(3,000)
Sale of treasury stock	—	—	—	—	8,557	—	—	8,557
Stock based compensation	—	—	39	—	—	—	—	39
Net change in fair value of KSOP shares	—	—	—	—	—	—	(1,538)	(1,538)
Balance at March 31, 2016	—	9,616	101,564	52,331	(7,929)	(5,177)	(39,922)	110,483

For the Three Months Ended March 31, 2017
Balance at December 31, 2016	—	9,616	101,736	57,160	(20,111)	(6,487)	(31,661)	110,253
Net earnings	—	—	—	3,516	—	—	—	3,516
Other comprehensive income	—	—	—	—	—	852	—	852
Exercise of stock options	—	—	—	—	24	—	—	24
Stock based compensation	—	—	60	—	—	—	—	60
Net change in fair value of KSOP shares	—	—	—	—	—	—	(2,639)	(2,639)
Balance at March 31, 2017	$—	$9,616	$101,796	$60,676	$(20,087)	$(5,635)	$(34,300)	$112,066

See accompanying notes to consolidated financial statements.
8.

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net earnings	$3,516	$2,677
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	801	777
Amortization	264	241
Deferred taxes	2,402	(496)
Premium amortization, net of discount accretion	1,113	1,172
Net realized gain on securities transactions	—	(37)
Gain on loans held for sale	(429)	(226)
Provision for loan losses	650	450
Origination of loans held for sale	(13,232)	(13,726)
Proceeds from loans held for sale	14,778	12,835
Net loss on sale of premises, equipment, other real estate owned and other assets	27	(8)
Stock based compensation	60	39
Net change in accrued interest receivable and other assets	2,265	(1,286)
Net change in accrued interest payable and other liabilities	21	334
Net cash provided by operating activities	12,236	2,746

Cash flows from investing activities
Securities available for sale:
Purchases	(61,965)	(18,252)
Proceeds from sales	—	21,754
Proceeds from maturities and principal repayments	5,203	38,444
Securities held to maturity:
Purchases	—	(79,649)
Proceeds from sales	—	1,866
Proceeds from maturities and principal repayments	2,892	3,419
Net purchases of premises and equipment	(814)	(474)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	191	353
Net increase in loans	(8,375)	(73,629)
Net cash used in investing activities	(62,868)	(106,168)

Cash flows from financing activities
Net change in deposits	94,380	56,521
Net change in securities sold under agreements to repurchase	1,804	(2,904)
Proceeds from FHLB advances	—	50,000
Repayment of FHLB advances	(30,005)	(5,051)
Proceeds from other debt	1,000	—
Repayment of other debt	(357)	—
Sale of treasury stock	—	8,557

See accompanying notes to consolidated financial statements.
9.

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Three Months Ended March 31,
	2017	2016

Exercise of stock options	24	—
Net cash provided by financing activities	66,846	107,123
Net change in cash and cash equivalents	16,214	3,701
Cash and cash equivalents at beginning of year	127,543	111,379
Cash and cash equivalents at end of period	$143,757	$115,080

Supplemental disclosures of cash flow information
Interest paid	$2,774	$2,587
Income taxes paid	—	1,300

Supplemental schedule of noncash investing and financing activities
Transfer loans to other real estate owned and repossessed assets	$161	$185
Net change in fair value of KSOP shares	2,639	1,538

See accompanying notes to consolidated financial statements.
10.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Guaranty Bancshares, Inc. (“Guaranty”) is a bank holding company headquartered in Mount Pleasant, Texas that provides, through its wholly-owned subsidiary, Guaranty Bank & Trust, N.A. (the “Bank”), a broad array of financial products and services to individuals and corporate customers, primarily in its markets of East Texas, Bryan/College Station and the Dallas/Fort Worth metroplex. The terms “the Company,” “we,” “us” and “our” mean Guaranty and its subsidiaries, when appropriate. The Company’s main sources of income are derived from granting loans throughout its markets and investing in securities issued by the U.S. Treasury, U.S. government agencies and state and political subdivisions. The Company’s primary lending products are real estate, commercial and consumer loans. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor contracts is dependent on the economy of the State of Texas and primarily the economies of East Texas, Bryan/College Station and the Dallas/Fort Worth metroplex. The Company primarily funds its lending activities with deposit operations. The Company’s primary deposit products are checking accounts, money market accounts and certificates of deposit.

Basis of Presentation: The consolidated financial statements in this Quarterly Report on Form 10-Q (this “Report”) include the accounts of Guaranty, the Bank, and their respective other direct and indirect subsidiaries and any other entities in which Guaranty has a controlling interest. The Bank has five wholly-owned non-bank subsidiaries, Guaranty Company, Inc., G B COM, INC., 2800 South Texas Avenue LLC, Pin Oak Realty Holdings, Inc. and Pin Oak Energy Holdings, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting and financial reporting policies we follow conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.
The consolidated financial statements in this Report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in our Prospectus filed with the SEC under Rule 424(b) on May 9, 2017, relating to our initial public offering. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
All dollar amounts referenced and discussed in the notes to the consolidated financial statements in this Report are presented in thousands, unless noted otherwise.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions may also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Unaudited Pro Forma Financial Information - KSOP Repurchase Right: In accordance with applicable provisions of the Internal Revenue Code, the terms of our employee stock ownership plan with 401(k) provisions (“KSOP”), provided that, for so long as we were a privately-held company, KSOP participants would have the right, for a specified period of time, to require us to repurchase shares of our common stock that are distributed to them by the KSOP. This repurchase obligation terminated upon the consummation of our initial public offering and listing of our common stock on the NASDAQ Global Select Market in May 2017. However, because we were privately-held during the periods covered by the Report, the shares of common stock held by the KSOP are reflected in our consolidated balance sheet as a line item called “KSOP-owned shares,” appearing between total liabilities and shareholders’ equity. As a result, the KSOP-owned shares are deducted from shareholders’ equity in our consolidated balance sheet for the periods included in this Report. The consolidated balance sheet in this Report

(Continued)
11.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

includes a pro forma column, which assumes that the KSOP repurchase obligation has terminated as of the date presented in the Report. For all periods following our initial public offering and continued listing of our common stock on the NASDAQ Global Select Market, the KSOP-owned shares will be included in, and not be deducted from, shareholders’ equity.
Subsequent Events: During May 2017, the Company completed an initial public offering issuing 2,300,000 shares of common stock, par value $1.00 per share, at a purchase price of $27.00 per share, representing gross proceeds of $62,100. Net proceeds after underwriting discounts and expenses were approximately $57,600. The Company used a portion of the proceeds to repay in full the outstanding balance on our unsecured line of credit with a correspondent bank of $19,900 and repay $5,000 of the subordinated debentures. In addition, the Company contributed $15,000 of the proceeds to the Bank. The Company has retained the remaining proceeds of the offering for general corporate purposes.
Recent Accounting Pronouncements:
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. In addition, the amendments in this update provide a detailed framework to assist entities in evaluating whether a set of assets and activities constitutes a business, as well as clarify the definition of the term output so the term is consistent with how outputs are described in Topic 606. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment changes to be based on the first step in today’s two-step impairment test, thus eliminating step two from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill impairment test. For pubic companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For public companies, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following nine specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; 6) life insurance policies; 7) distributions received from equity method investees; 8) beneficial interests in securitization transactions; and 9) separately identifiable cash flows and application of the predominance principle. The amendments are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to be material to the consolidated financial statements.

(Continued)
12.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently in the process of assembling a transition team to assess the adoption of this ASU, which will develop a project plan regarding implementation.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), followed by various amendments: ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in these updates amend existing guidance related to revenue from contracts with customers. The amendments supersede and replace nearly all existing revenue recognition guidance, including industry-specific guidance, establish a new control-based revenue recognition model, change the basis for deciding when revenue is recognized over a time or point in time, provide new and more detailed guidance on specific topics and expand and improve disclosures about revenue. In addition, these amendments specify the accounting for some costs to obtain or fulfill a contract with a customer. The amendments are effective for annual and interim periods beginning after December 15, 2017, and must be retrospectively applied.  The majority of the Company's income consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of the amendments. The Company continues to evaluate the impact of the amendments on the components of noninterest income that have recurring revenue streams; however, the Company does not expect any recognition changes to have a significant impact to the Company's consolidated financial statements.

(Continued)
13.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 2 - ACQUISITIONS

On close of business August 6, 2016, the Company purchased certain assets and assumed certain liabilities associated with a former branch location of a non-related bank in Denton, Texas (Denton), which resulted in the addition of approximately $4,659 in assets and liabilities.   The Company acquired the bank premises at 4101 Wind River Lane in Denton and recorded it at fair market value of $2,075.  Other assets acquired, at fair value, included cash of $2,399, core deposit intangible of $42, goodwill of $141 and loans of $2.   Liabilities assumed included non-interest bearing deposits of $581, interest bearing deposits of $4,047 and other liabilities of $30.   Consideration paid by the Company for the acquired assets and assumed liabilities of $66 was netted against the cash received.

Goodwill of $141 for Denton arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. Goodwill of $141 is expected to be deductible for income taxes purposes.
NOTE 3 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity as of March 31, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$25,223	$73	$123	$25,173
Municipal securities	7,817	—	539	7,278
Mortgage-backed securities	80,766	15	1,236	79,545
Collateralized mortgage obligations	102,688	236	457	102,467
Total available for sale	$216,494	$324	$2,355	$214,463

Held to maturity:
Municipal securities	$148,520	$1,428	$2,621	$147,327
Mortgage-backed securities	26,900	312	191	27,021
Collateralized mortgage obligations	10,417	249	602	10,064
Total held to maturity	$185,837	$1,989	$3,414	$184,412

(Continued)
14.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$25,254	$6	$377	$24,883
Municipal securities	7,841	—	622	7,219
Mortgage-backed securities	61,298	—	1,608	59,690
Collateralized mortgage obligations	65,789	10	666	65,133
Total available for sale	$160,182	$16	$3,273	$156,925

Held to maturity:
Municipal securities	$149,420	$901	$3,889	$146,432
Mortgage-backed securities	28,450	318	290	28,478
Collateralized mortgage obligations	11,501	265	521	11,245
Total held to maturity	$189,371	$1,484	$4,700	$186,155
The Company’s mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a carrying value of $1,493 which had unrealized losses of $602 at March 31, 2017. These non-agency mortgage-backed securities were rated AAA at purchase. The Company monitors to ensure it has adequate credit support and the Company records OTTI as appropriate. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other than temporary impairment losses on debt securities related to credit losses recognized during the three months ended March 31, 2017 or for the year ended December 31, 2016.

(Continued)
15.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of March 31, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2017	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(123)	$12,508	$—	$—	$(123)	$12,508
Municipal securities	(539)	7,278	—	—	(539)	7,278
Mortgage-backed securities	(761)	62,344	(475)	14,870	(1,236)	77,214
Collateralized mortgage obligations	(272)	42,026	(185)	8,645	(457)	50,671
Total available for sale	$(1,695)	$124,156	$(660)	$23,515	$(2,355)	$147,671

Held to maturity:
Municipal securities	$(2,414)	$84,716	$(207)	$5,965	$(2,621)	$90,681
Mortgage-backed securities	(191)	18,024	—	—	(191)	18,024
Collateralized mortgage obligations	—	—	(602)	2,237	(602)	2,237
Total held to maturity	$(2,605)	$102,740	$(809)	$8,202	$(3,414)	$110,942

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2016	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(377)	$22,529	$—	$—	$(377)	$22,529
Municipal securities	(622)	7,219	—	—	(622)	7,219
Mortgage-backed securities	(1,047)	44,420	(561)	15,270	(1,608)	59,690
Collateralized mortgage obligations	(437)	55,435	(229)	9,049	(666)	64,484
Total available for sale	$(2,483)	$129,603	$(790)	$24,319	$(3,273)	$153,922

Held to maturity:
Municipal securities	$(3,889)	$98,943	$—	$—	$(3,889)	$98,943
Mortgage-backed securities	(290)	19,983	—	—	(290)	19,983
Collateralized mortgage obligations	—	—	(521)	2,350	(521)	2,350
Total held to maturity	$(4,179)	$118,926	$(521)	$2,350	$(4,700)	$121,276

The number of investment positions in an unrealized loss position totaled 152 and 177 at March 31, 2017 and December 31, 2016, respectively. The securities in a loss position were composed of tax exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities. Management believes the unrealized loss on the remaining securities is a function of the movement of interest rates since the time of purchase. Based on evaluation of available evidence, including recent changes in interest rates, credit rating information and

(Continued)
16.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment would be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.
Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).

As of March 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $264,248 and $259,499 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains and losses are listed below for:

	Three Months Ended March 31,
	2017	2016
Proceeds	$—	$23,620
Gross gains	—	75
Gross losses	—	(38)

During the three months ended March 31, 2016, the Company sold three held to maturity securities. The Company sold these municipal securities based upon internal credit analysis, under the belief that they had experienced significant deterioration in creditworthiness. The risk exposure presented by these municipalities had increased beyond acceptable levels, and we determined that it was reasonably possible that all amounts due would not be collected. The credit analysis determined that the municipalities had been significantly impacted by the significant decline in market oil prices due to the fact that their tax bases are heavily reliant on the energy industry relative to other sectors of the economy. Specifically, the revenues of these municipalities had been adversely impacted by the sustained low-level of oil prices. The Company believes the sale of these securities were merited and permissible under the applicable accounting guidelines because of the significant deterioration in the creditworthiness of the issuers.

Sale of securities held to maturity were as follows for:

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$—	$1,866
Amortized cost	—	1,842
Gross realized gains	—	24
Tax expense related to securities gains/losses	—	(7)

(Continued)
17.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The contractual maturities at March 31, 2017 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$1,050	$1,055
Due after one year through five years	7,444	7,478	5,577	5,722
Due after five years through ten years	17,779	17,695	40,910	41,560
Due after ten years	7,817	7,278	100,983	98,990
Mortgage-backed securities	80,766	79,545	26,900	27,021
Collateralized mortgage obligations	102,688	102,467	10,417	10,064
	$216,494	$214,463	$185,837	$184,412
NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes our loan portfolio by type of loan as of:

	March 31, 2017	December 31, 2016
Commercial and industrial	$205,903	$223,997
Real estate:
Construction and development	152,760	129,366
Commercial real estate	372,855	367,656
Farmland	62,130	62,362
1-4 family residential	360,873	362,952
Multi-family residential	23,943	26,079
Consumer	52,816	53,505
Agricultural	21,473	18,901
Overdrafts	390	317
Total loans	1,253,143	1,245,135
Less:
Allowance for loan losses	11,928	11,484
Total net loans	$1,241,215	$1,233,651
As of March 31, 2017 and December 31, 2016, included in total loans above were $1,055 and $1,210 in unamortized loan costs, net of loan fees, respectively.

(Continued)
18.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the three months ended March 31, 2017, for the year ended December 31, 2016 and for the three months ended March 31, 2016:

For the three months ended March 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Provision for loan losses	177	188	123	(10)	(72)	(53)	280	2	15	650
Loans charged-off	(6)	—	—	—	(118)	—	(89)	—	(35)	(248)
Recoveries	—	—	—	—	—	—	22	—	20	42
Ending balance	$1,763	$1,349	$3,387	$472	$3,770	$228	$798	$155	$6	$11,928
Allowance ending balance:
Individually evaluated for impairment	$129	$—	$31	$41	$40	$—	$—	$—	$—	$241
Collectively evaluated for impairment	1,634	1,349	3,356	431	3,730	228	798	155	6	11,687
Loans:
Individually evaluated for impairment	919	—	6,411	170	1,769	247	34	612	—	10,162
Collectively evaluated for impairment	204,984	152,760	366,444	61,960	359,104	23,696	52,782	20,861	390	1,242,981
Ending balance	$205,903	$152,760	$372,855	$62,130	$360,873	$23,943	$52,816	$21,473	$390	$1,253,143

For the year ended December 31, 2016	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,878	$1,004	$2,106	$400	$2,839	$325	$562	$138	$11	$9,263
Provision for loan losses	910	162	1,158	82	1,117	(44)	171	15	69	3,640
Loans charged-off	(1,213)	(9)	—	—	(71)	—	(269)	—	(200)	(1,762)
Recoveries	17	4	—	—	75	—	121	—	126	343
Ending balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Allowance ending balance:
Individually evaluated for impairment	$64	$—	$—	$47	$108	$—	$34	$—	$—	$253
Collectively evaluated for impairment	1,528	1,161	3,264	435	3,852	281	551	153	6	11,231
Loans:
Individually evaluated for impairment	231	1,825	1,196	258	2,588	5	200	15	—	6,318
Collectively evaluated for impairment	223,766	127,541	366,460	62,104	360,364	26,074	53,305	18,886	317	1,238,817
Ending balance	$223,997	$129,366	$367,656	$62,362	$362,952	$26,079	$53,505	$18,901	$317	$1,245,135

(Continued)
19.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended March 31, 2016	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,878	$1,004	$2,106	$400	$2,839	$325	$562	$138	$11	$9,263
Provision for loan losses	(504)	(200)	145	(50)	1,115	13	(83)	(12)	26	450
Loans charged-off	—	—	—	—	(14)	—	(51)	—	(39)	(104)
Recoveries	11	4	—	—	—	—	18	—	23	56
Ending balance	$1,385	$808	$2,251	$350	$3,940	$338	$446	$126	$21	$9,665
Allowance ending balance:
Individually evaluated for impairment	$288	$—	$—	$47	$92	$—	$84	$—	$—	$511
Collectively evaluated for impairment	1,097	808	2,251	303	3,848	338	362	126	21	9,154
Loans:
Individually evaluated for impairment	3,270	39	128	283	2,038	3	235	—	—	5,996
Collectively evaluated for impairment	213,659	92,792	336,871	54,038	332,385	34,652	51,317	19,808	546	1,136,068
Ending balance	$216,929	$92,831	$336,999	$54,321	$334,423	$34,655	$51,552	$19,808	$546	$1,142,064

Credit Quality
The Company closely monitors economic conditions and loan performance trends to manage and evaluate the exposure to credit risk. Key factors tracked by the Company and utilized in evaluating the credit quality of the loan portfolio include trends in delinquency ratios, the level of nonperforming assets, borrower’s repayment capacity, and collateral coverage.

Assets are graded “pass” when the relationship exhibits acceptable credit risk and indicates repayment ability, tolerable collateral coverage and reasonable performance history. Lending relationships exhibiting potentially significant credit risk and marginal repayment ability and/or asset protection are graded “special mention.” Assets classified as “substandard” are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. Substandard graded loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets graded “doubtful” are substandard graded loans that have added characteristics that make collection or liquidation in full improbable. The Company typically measures impairment based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or based on the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent.

The following tables summarize the credit exposure in the consumer and commercial loan portfolios as of:

March 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Total
Grade:
Pass	$200,851	$152,760	$365,789	$61,503	$354,074	$23,696	$52,308	$19,802	$1,230,783
Special mention	4,025	—	1,287	457	3,011	—	440	972	10,192
Substandard	1,027	—	5,701	170	3,745	247	397	699	11,986
Doubtful	—	—	78	—	43	—	61	—	182
Total	$205,903	$152,760	$372,855	$62,130	$360,873	$23,943	$53,206	$21,473	$1,253,143

(Continued)
20.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

December 31, 2016	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Total
Grade:
Pass	$218,975	$127,537	$360,264	$61,713	$353,483	$25,871	$52,648	$17,965	$1,218,456
Special mention	4,299	4	1,927	248	4,311	—	524	478	11,791
Substandard	706	1,825	5,465	401	5,121	208	568	458	14,752
Doubtful	17	—	—	—	37	—	82	—	136
Total	$223,997	$129,366	$367,656	$62,362	$362,952	$26,079	$53,822	$18,901	$1,245,135

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming as of:

March 31, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	460	181	30	671	205,232	205,903	—
Real estate:
Construction and development	60	—	—	60	152,700	152,760	—
Commercial real estate	1,225	41	136	1,402	371,453	372,855	—
Farmland	114	—	—	114	62,016	62,130	—
1-4 family residential	3,867	323	1,183	5,373	355,500	360,873	—
Multi-family residential	49	198	—	247	23,696	23,943	—
Consumer	610	95	80	785	52,031	52,816	—
Agricultural	188	14	14	216	21,257	21,473	—
Overdrafts	—	—	—	—	390	390	—
Total	6,573	852	1,443	8,868	1,244,275	1,253,143	—

December 31, 2016	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	941	105	25	1,071	222,926	223,997	—
Real estate:
Construction and development	73	—	1,825	1,898	127,468	129,366	—
Commercial real estate	1,629	32	134	1,795	365,861	367,656	—
Farmland	100	26	7	133	62,229	62,362	—
1-4 family residential	3,724	803	1,041	5,568	357,384	362,952	—
Multi-family residential	207	49	—	256	25,823	26,079	—
Consumer	613	205	87	905	52,600	53,505	—
Agricultural	59	—	15	74	18,827	18,901	—
Overdrafts	—	—	—	—	317	317	—
Total	7,346	1,220	3,134	11,700	1,233,435	1,245,135	—

(Continued)
21.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents information regarding nonaccrual loans as of:

	March 31, 2017	December 31, 2016
Commercial and industrial	517	82
Real estate:
Construction and development	—	1,825
Commercial real estate	136	415
Farmland	163	176
1-4 family residential	1,772	1,699
Multi-family residential	—	5
Consumer	165	192
Agricultural	313	15
Total	3,066	4,409

Impaired Loans and Troubled Debt Restructurings
A troubled debt restructuring (“TDR”) is a restructuring in which a bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with original contractual terms of the loan. Loans with insignificant delays or insignificant short falls in the amount of payments expected to be collected are not considered to be impaired. Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and troubled debt restructurings.

The outstanding balances of TDRs are shown below:

	March 31, 2017	December 31, 2016
Nonaccrual TDRs	42	90
Performing TDRs	330	415
Total	372	505
Specific reserves on TDRs	4	4

The following tables present loans by class modified as TDRs that occurred during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	1	34	34
1-4 family residential	1	11	11
Total	2	45	45

There were no TDRs that subsequently defaulted in 2017. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2017.

(Continued)
22.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Three Months Ended March 31, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Consumer	3	23	23
Total	3	23	23

There were no TDRs that subsequently defaulted in 2016. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2016.

The following table presents information about the Company’s impaired loans as of and for the three months ended:

March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$373	$373	$—	$159	$5
Real estate:
Construction and development	—	—	—	1,217	—
Commercial real estate	5,893	5,893	—	4,936	73
Farmland	7	7	—	65	—
1-4 family residential	1,315	1,315	—	1,675	18
Multi-family residential	247	247	—	102	4
Consumer	34	34	—	105	1
Agricultural	612	612	—	214	13
Subtotal	8,481	8,481	—	8,473	114
With allowance recorded:
Commercial and industrial	546	546	129	624	10
Real estate:
Commercial real estate	518	518	31	251	3
Farmland	163	163	41	163	—
1-4 family residential	454	454	40	609	5
Consumer	—	—	—	100
Subtotal	1,681	1,681	241	1,747	18
Total	$10,162	$10,162	$241	$10,220	$132

(Continued)
23.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents information about the Company’s impaired loans as of and for the year ended:

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$28	$28	$—	$809	$3
Real estate:
Construction and development	1,825	1,825	—	172	84
Commercial real estate	1,196	1,196	—	871	47
Farmland	89	89	—	109	5
1-4 family residential	1,799	1,799	—	1,575	106
Multi-family residential	5	5	—	2	1
Consumer	105	105	—	89	12
Agricultural	15	15	—	68	2
Subtotal	5,062	5,062	—	3,695	260
With allowance recorded:
Commercial and industrial	203	203	64	3,153	4
Real estate:
Farmland	169	169	47	169	1
1-4 family residential	789	789	108	639	44
Consumer	95	95	34	155	8
Agricultural	—	—	—	2	—
Subtotal	1,256	1,256	253	4,118	57
Total	$6,318	$6,318	$253	$7,813	$317
NOTE 5 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At March 31, 2017 and December 31, 2016, securities sold under agreements to repurchase totaled $12,663 and $10,859, respectively.

On March 31, 2017, a line of credit and amortizing note with our correspondent bank were restructured and combined into one unsecured $25,000 line of credit with an outstanding balance of $18,929 at quarter end.   The line of credit bears interest at the prime rate plus 0.50%, with interest payable quarterly, and matures in March 2018. The outstanding balance of the line of credit was repaid in full upon completion of our initial public offering as described in the subsequent events in Note 1.

(Continued)
24.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 6 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	March 31, 2017	December 31, 2016
Debentures II	$3,093	$3,093
Debentures III	2,062	2,062
DCB Debentures I	5,155	5,155
Other Debentures	9,000	9,000
	$19,310	$19,310

The Company has three trusts, Guaranty (TX) Capital Trust II (“Trust II”), Guaranty (TX) Capital Trust III (“Trust III”), and DCB Trust I (“Trust II”, “Trust III” and together with DCB Trust I, the “Trusts”). Upon formation, the Trusts issued pass-through securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts issued common securities to the Company. The Trusts invested the proceeds of the sales of securities to the Company (“Debentures”). The Debentures mature approximately 30 years after the formation date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

	Trust II	Trust III	DCB Trust I
Formation date	October 30, 2002	July 25, 2006	March 29, 2007

Capital trust pass-through securities
Number of shares	3,000	2,000	5,000
Original liquidation value	$3,000	$2,000	$5,000

Common securities liquidation value	93	62	155

The securities held by the Trusts qualify as Tier I capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the full amount is includable in Tier I capital at March 31, 2017 and December 31, 2016. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. Interest on the Debentures is payable quarterly. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity for each of the Debentures.

	Debentures II	Debentures III	DCB Debentures I
Original amount	$3,093	$2,062	$5,155
Maturity date	October 30, 2032	October 1, 2036	June 15, 2037
Interest due	Quarterly	Quarterly	Quarterly

(Continued)
25.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

In accordance with ASC 810, "Consolidation," the junior subordinated debentures issued by the Company to the subsidiary trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of earnings.

Debentures II
Interest is payable at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 3.35%.

On any interest payment date on or after October 30, 2012 and prior to maturity date, the Debentures II are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days’ notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

Debentures III
Interest was payable at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 1.67%.

On any interest payment date on or after October 1, 2016 and prior to maturity date, the Debentures III are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days’ notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

DCB Debentures I
Interest is payable at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 1.80%.

On any interest payment date on or after June 15, 2012 and prior to maturity date, the DCB Debentures I are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days’ notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

Other Debentures
In July 2015, the Company issued $4,000 in debentures, of which $3,000 were issued to directors and other related parties, which will mature in 2017, 2018, and 2019. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest. The debentures were issued at par value of $500 each with rates ranging from 2.50% to 4.00% and maturity dates from July 1, 2017 to January 1, 2019.

In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties, which will mature in 2018, 2019, and 2020. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest. The debentures were issued at par value of $500 each with rates ranging from 3.00% to 5.00% and maturity dates from July 1, 2018 to July 1, 2020.

As noted in the subsequent events in Note 1, $5,000 of the Other Debentures were repaid upon completion of our initial public offering in May 2017.

(Continued)
26.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7 - STOCK OPTIONS

The Company’s 2015 Equity Incentive Plan (“Stock Option Plan” or the “Plan”) executed April 15, 2015, which is shareholder-approved, amended and restated the Company’s 2014 Stock Option Plan (“Original Plan”). The maximum number of shares of common stock that may be issued pursuant to stock-based awards under the Plan equals 1,000,000 shares, all of which may be subject to incentive stock option treatment. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Currently outstanding option awards have vesting periods ranging from 5 to 10 years and have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes in to account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on U.S. Treasury yield curve in effect at the time of the grant.

A summary of activity in the Plan during the three months ended March 31, 2017 and 2016 follows:

Three Months Ended March 31, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	340,377	$23.43	7.34	$194
Granted	9,000	26.00	9.96	—
Exercised	(2,010)	11.94	3.08	28
Forfeited	(1,000)	24.00	5.55	2
Balance, March 31, 2017	346,367	$23.56	7.19	$844

Exercisable at end of period	92,667	$22.91	6.46	$287

Three Months Ended March 31, 2016	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	314,391	$23.28	8.00	$225
Granted	21,000	23.00	8.79	21
Forfeited	(10,400)	23.23	7.74	8
Balance, March 31, 2016	324,991	$23.27	7.86	$238

Exercisable at end of period	47,191	$20.83	6.51	$149

A summary of nonvested activity in the Plan during the three months ended March 31, 2017 and 2016 follows:

Three Months Ended March 31, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	250,700	$23.73	7.65	$69
Granted	9,000	26.00	9.96	—
Vested	(6,000)	23.90	9.15	13
Balance, March 31, 2017	253,700	$23.80	7.46	$557

(Continued)
27.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Three Months Ended March 31, 2016	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	267,200	$23.72	8.22	$—
Granted	21,000	23.00	8.79	21
Vested	(10,400)	23.23	7.47	8
Balance, March 31, 2016	277,800	$23.68	8.09	$89

Information related to the Plan is as follows for the three months ended:

March 31, 2017
Intrinsic value of options exercised	$28
Cash received from options exercised	24
Tax benefit realized from options exercised	—
Weighted average fair value of options granted	4.30

As of March 31, 2017, there was $995 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.63 years.

The Company granted options under the 2015 Stock Option Plan in 2016 and 2017. Expense of $60 and $39 was recorded during the three months ended March 31, 2017 and 2016, respectively.

NOTE 8 - EMPLOYEE BENEFITS

KSOP
The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. As of March 31, 2017, the plan included a put option, which is a right to demand that the sponsor redeem shares of employer stock distributed to the participant under the terms of the plan, for which there is no public market for such shares, with an established cash price. This put option was extinguished upon completion of our initial public offering and listing of our common stock on the NASDAQ Global Select Market in May 2017, as described in Note 1. Total contributions accrued or paid during the three months ended March 31, 2017 and 2016 totaled $226 and $234, respectively.

Benefits under the KSOP generally are distributed to participants in the form of cash, although participants have the right to receive distributions in the form of shares of or common stock. Because the Company’s common stock was not yet actively traded as of March 31, 2017, the participants could demand (in accordance with the terms of the KSOP and applicable law) that the Company repurchase any shares of common stock distributed to them at the estimated fair value.

The fair value of shares of common stock, held by the KSOP, was deducted from permanent shareholders’ equity in the consolidated balance sheets, and reflected in a line item below liabilities and above shareholders’ equity. As of March 31, 2017, this presentation was necessary in order to recognize the put option within the KSOP-owned shares, consistent with SEC guidelines, because the Company was not yet publicly traded. The Company used a valuation by an external third party to determine the maximum possible cash obligation related to those securities. Increases or decreases in the value of the cash obligation were included in a separate line item in the statements of changes in shareholders’ equity. The fair value of allocated and unallocated shares subject to the repurchase obligation totaled $34,300 and $31,661 at March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, the number of shares held by the KSOP was 1,319,225. Of these shares, there were 50,000 shares unallocated to plan participants as of March 31, 2017 and December 31, 2016.  In

(Continued)
28.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

the three months ended March 31, 2017 and 2016, the Company did not repurchase any shares from KSOP participants that received distributions of shares from the KSOP which were subject to the put option that applied to the KSOP shares before we were publicly traded. All shares held by the KSOP were treated as outstanding at each of the respective period ends.

Supplemental Retirement Plan
The Company maintains a non-qualified, non-contributory supplemental retirement plan. The plan covers a retired officer to provide benefits equal to amounts payable under the Company’s retirement plan and certain social security benefits to aggregate a predetermined percentage of the officer’s final five-year average salary. The plan is non-funded. There were no amounts expensed during the three months ended March 31, 2017 and 2016. The recorded obligation was approximately $0 and $5 as of March 31, 2017 and December 31, 2016, respectively and is included in accrued interest and other liabilities on the consolidated balance sheets.

Executive Incentive Retirement Plan
The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

The Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $17,922 and $17,804 as of March 31, 2017 and December 31, 2016, respectively.

Expense related to these plans totaled $256 and $196 for the three months ended March 31, 2017 and 2016, respectively, and is included in employee compensation and benefits on the consolidated statements of earnings. The recorded liability totaled approximately $2,251 and $2,002 as of March 31, 2017 and December 31, 2016, respectively and is included in accrued interest and other liabilities on the consolidated balance sheets.

Bonus Plan
The Company has a Bonus Plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by the board of directors. The Bonus Plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by our board of directors. The bonus expense under this plan for the three months ended March 31, 2017 and 2016 totaled $581 and $499, respectively and is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 9 - INCOME TAXES

Income tax expenses were as follows for:

	Three Months Ended March 31,
	2017	2016
Income tax expense for the period	$1,312	$1,090
Effective tax rate	27.19%	28.93%

The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes certain derivative financial instruments. Stand-alone derivative financial instruments such as interest rate swaps, are used to economically hedge interest rate risk related to the Company’s liabilities. These

(Continued)
29.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

derivative instruments involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheet in other liabilities.

The Company is exposed to credit related losses in the event of nonperformance by the counterparties to those agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.

The Company entered into interest rate swaps to receive payments at a fixed rate in exchange for paying a floating rate on the debentures discussed in Note 6. Management believes that entering into the interest rate swaps exposed the Company to variability in their fair value due to changes in the level of interest rates. It is the Company’s objective to hedge the change in fair value of floating rate debentures at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this liability to other liabilities of the Company. To meet this objective, the Company utilizes interest rate swaps as an asset/liability management strategy to hedge the change in value of the cash flows due to changes in expected interest rate assumptions.

Interest rate swaps with notional amounts totaling $5,000 as of March 31, 2017 and December 31, 2016, were designated as cash flow hedges of the debentures and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income.

Therefore, the aggregate fair value of the swaps is recorded in accrued interest and other liabilities within the consolidated balance sheets with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures was as follows as of:

March 31, 2017:
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	October 1, 2016	9.01	$329
$3,000	7.505%	3 month LIBOR plus 3.35%	October 30, 2012	5.59	$331

December 31, 2016:
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	October 1, 2016	9.25	$342
$3,000	7.505%	3 month LIBOR plus 3.35%	October 30, 2012	5.83	$353

Interest expense recorded on these swap transactions totaled $207 and $222 during the three months ended March 31, 2017 and 2016, respectively, and is reported as a component of interest expense on the debentures. At March 31, 2017, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2017.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States of America, are not included in the consolidated balance sheets.

(Continued)
30.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

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

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2017 and December 31, 2016, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	March 31, 2017	December 31, 2016
Commitments to extend credit	$350,323	$297,607
Letters of credit	9,113	8,879

Litigation
The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit
The Company, at March 31, 2017, had letters of credit of $77,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 12 - REGULATORY MATTERS

Under banking law, there are legal restrictions limiting the amount of dividends the Company can declare. Approval of the regulatory authorities is required if the effect of the dividends declared would cause regulatory capital of the Company to fall below specified minimum levels.

The Company on a consolidated basis and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

(Continued)
31.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total capital to risk-weighted assets:
Consolidated	$152,967	10.84%	$112,877	8.00%		n/a
Bank	177,589	12.60%	112,778	8.00%	$140,973	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	141,039	10.00%	84,658	6.00%		n/a
Bank	165,661	11.75%	84,584	6.00%	112,778	8.00%
Tier 1 capital to average assets:
Consolidated	141,039	7.66%	73,640	4.00%		n/a
Bank	165,661	9.01%	73,572	4.00%	91,965	5.00%
Common equity tier 1 risk-based capital:
Consolidated	130,729	9.27%	63,494	4.50%		n/a
Bank	165,661	11.75%	63,438	4.50%	91,632	6.50%

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital to risk-weighted assets:
Consolidated	$149,468	10.86%	$110,083	8.00%		n/a
Bank	173,528	12.63%	109,947	8.00%	$137,434	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	137,984	10.03%	82,562	6.00%		n/a
Bank	162,044	11.79%	82,460	6.00%	109,947	8.00%
Tier 1 capital to average assets:
Consolidated	137,984	7.71%	71,560	4.00%		n/a
Bank	162,044	9.06%	71,505	4.00%	89,381	5.00%
Common equity tier 1 risk-based capital:
Consolidated	127,674	9.28%	61,922	4.50%		n/a
Bank	162,044	11.79%	61,845	4.50%	89,332	6.50%

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier I” (“CETI”), (ii) specify that Tier I capital consist of Common Equity Tier I and “Additional Tier I Capital” instruments meeting specified requirements, (iii) define Common Equity Tier I narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier I and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for the Company on January 1, 2015, with certain transition provisions to be fully phased in by January 1, 2019.

Starting in January 2016, the implementation of the capital conservation buffer will be effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Failure to meet the full amount of the buffer will result in restrictions on

(Continued)
32.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CETI and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), ad of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2017 and December 31, 2016 that the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2017 and December 31, 2016, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since March 31, 2017 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital at March 31, 2017 and December 31, 2016. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

Dividends paid by the Company are mainly provided by dividends from its subsidiaries. However, certain regulatory restrictions exist regarding the ability of its bank subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The amount of dividends that a subsidiary bank organized as a national banking association, such as the Bank, may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years.

(Continued)
33.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 13 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

Marketable Securities: The fair values for marketable securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Derivative Instruments: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on the present value of estimated future cash flows using the loan's existing rate or, if repayment is expected solely from the collateral, the fair value of collateral, less costs to sell, is determined using recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant (Level 3).  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3).  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly (Level 3).

(Continued)
34.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of March 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$79,545	$—	$79,545	$—
Collateralized mortgage obligations	102,467	—	102,467	—
Municipal securities	7,278	—	7,278	—
Corporate bonds	25,173	—	25,173	—
Derivative instruments	(661)	—	(661)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	9,921	—	—	9,921
Other real estate owned	1,637	—	—	1,637

As of December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$59,690	$—	$59,690	$—
Collateralized mortgage obligations	65,133	—	65,133	—
Corporate bonds	24,883	—	24,883	—
U.S. treasury securities	—	—	—	—
Derivative instruments	(695)	—	(695)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	6,065	—	—	6,065
Other real estate owned	1,692	—	—	1,692

There were no transfers between Level 2 and Level 3 during 2017 or 2016.

Nonfinancial Assets and Nonfinancial Liabilities
Nonfinancial assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2017 and 2016 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

(Continued)
35.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	March 31, 2017	December 31, 2016	March 31, 2016
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$87	$78	$134
Charge-offs recognized in the allowance for loan losses	(78)	(11)	(14)
Fair value of foreclosed assets remeasured at initial recognition	$9	$67	$120

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$170	$—
Write-downs included in collection and other real estate owned expense	—	(69)	—
Fair value of foreclosed assets remeasured subsequent to initial recognition	$—	$101	$—

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
March 31, 2017
Impaired loans	$9,921	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (14%)
Other real estate owned	$1,637	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2016
Impaired loans	$6,065	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 40%-50% (42%)
Other real estate owned	$1,692	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

(Continued)
36.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments, not previously in this note, as of March 31, 2017 and December 31, 2016 are as follows:

	Fair value measurements as of March 31, 2017 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$143,757	$115,751	$28,006	$—	$143,757
Marketable securities held to maturity	185,837	—	184,412	—	184,412
Loans, net	1,241,215	—	—	1,246,011	1,246,011
Accrued interest receivable	6,304	—	6,304	—	6,304
Nonmarketable equity securities	7,285	—	7,285	—	7,285
Cash surrender value of life insurance	17,922	—	17,922	—	17,922
Financial liabilities:
Deposits	$1,671,171	$1,335,456	$336,371	$—	$1,671,827
Securities sold under repurchase agreements	12,663	—	12,663	—	12,663
Accrued interest payable	1,010	—	1,010	—	1,010
Other debt	18,929	—	18,929	—	18,929
Federal Home Loan Bank advances	25,165	—	25,163	—	25,163
Subordinated debentures	19,310	—	16,852	—	16,852

	Fair value measurements as of December 31, 2016 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$127,543	$100,205	$27,338	$—	$127,543
Marketable securities held to maturity	189,371	—	186,155	—	186,155
Loans, net	1,233,651	—	—	1,235,306	1,235,306
Accrued interest receivable	7,419	—	7,419	—	7,419
Nonmarketable equity securities	10,500	—	10,500	—	10,500
Cash surrender value of life insurance	17,804	—	17,804	—	17,804
Financial liabilities:
Deposits	$1,576,791	$1,234,875	$342,615	$—	$1,577,490
Securities sold under repurchase agreements	10,859	—	10,859	—	10,859
Accrued interest payable	889	—	889	—	889
Other debt	18,286	—	18,286	—	18,286
Federal Home Loan Bank advances	55,170	—	55,160	—	55,160
Subordinated debentures	19,310	—	16,809	—	16,809

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents
The carrying amounts of cash and short-term instruments approximate fair values (Level 1).

(Continued)
37.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Loans, net
The fair value of fixed-rate loans and variable-rate loans that reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality (Level 3).

Cash Surrender Value of Life Insurance
The carrying amounts of bank-owned life insurance approximate their fair value.

Nonmarketable Equity Securities
It is not practical to determine the fair value of Independent Bankers Financial Corporation, Federal Home Loan Bank, Federal Reserve Bank and other stock due to restrictions placed on its transferability.

Deposits and Securities Sold Under Repurchase Agreements
The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) (Level 1). The fair values of deposit liabilities with defined maturities are estimated by discounting future cash flows using interest rates currently offered for deposits of similar remaining maturities (Level 2).

Other Borrowings
The fair value of borrowings, consisting of lines of credit, Federal Home Loan Bank advances and Subordinated debentures is estimated by discounting future cash flows using currently available rates for similar financing (Level 2).

Accrued Interest Receivable/Payable
The carrying amounts of accrued interest approximate their fair values (Level 2).

Off-balance Sheet Instruments
Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net earnings of the Company. Dilutive share equivalents include stock-based awards issued to employees.

Stock options granted by the Company are treated as potential shares in computing earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money awards which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax impact that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

(Continued)
38.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The computations of basic and diluted earnings per share for the Company were as follows as of:

	March 31, 2017	March 31, 2016
Numerator:
Net earnings (basic)	$3,516	$2,677
Net earnings (diluted)	$3,516	$2,677

Denominator:
Weighted-average shares outstanding (basic)	8,751,945	8,968,052
Effect of dilutive securities:
Common stock equivalent shares from stock options	32,465	9,914
Weighted-average shares outstanding (diluted)	8,784,410	8,977,966

Net earnings per share
Basic	$0.40	$0.30
Diluted	$0.40	$0.30

(Continued)
39.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Prospectus, filed with the SEC on May 9, 2017 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), relating to our initial public offering (the “IPO Prospectus”).

This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements” and “Risk Factors” in our IPO Prospectus, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements. For additional information concerning forward-looking statements, please read “-Special Cautionary Notice Regarding Forward-Looking Statements” below.
General
Guaranty Bank & Trust, N.A. (the “Bank”) was originally chartered as a Texas state banking association over a century ago in 1913, and converted its charter to a national banking association in 2012. Guaranty Bancshares, Inc. (the “Company”) was incorporated in 1990 to serve as the holding company for the Bank. Since our founding, we have built a reputation based on financial stability and community leadership. In May 2017, the Company consummated an initial public offering of its common stock, which is traded on the NASDAQ Global Select Market under the symbol “GNTY.”
We currently operate 26 banking locations in the Dallas/Fort Worth metroplex, East Texas and Bryan/College Station markets. Our growth has been consistent and primarily organic. Our principal executive office is located at 201 South Jefferson Street, Mount Pleasant, Texas 75455, and our telephone number is (903) 572-9881. Our website address is www.gnty.com. Information contained on the Company’s website does not constitute a part of this Quarterly Report on Form 10-Q and is not incorporated by reference into this filing or any other report.
As a bank holding company that operates through one segment, we generate most of our revenue from interest on loans and investments, customer service and loan fees, fees related to the sale of mortgage loans, and trust and wealth management services. We incur interest expense on deposits and other borrowed funds, as well as noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest earning assets and control the interest expenses of our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities.
Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target markets and throughout the state of Texas.

40.

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.
We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates, and the potential sensitivity of our financial statements to those judgments and assumptions, is critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.
Loans and Allowance for Loan Losses
Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Fees associated with the originating of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.
The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured in accordance with the terms of the loan agreement.
The allowance for loan losses is an estimated amount management believes is adequate to absorb inherent losses on existing loans that may be uncollectible based upon review and evaluation of our loan portfolio. Management’s periodic evaluation of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience and the results of periodic reviews of the portfolio.
The allowance for loan losses is comprised of two components. The first component, the general reserve, is determined in accordance with current authoritative accounting guidance that considers historical loss rates for the last five years adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to us. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by our adjusted historical loss rate. The second component of the allowance for loan losses, the specific reserve, is determined in accordance with current authoritative accounting guidance based on probable and incurred losses on specific classified loans.
The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).
Due to our growth over the past several years, a portion of the loans in our portfolio and our lending relationships are of relatively recent origin. The new loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in theses loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ business and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do

41.

not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refers to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. We consider the majority of our loans to be “seasoned” and that the credit quality and current level of delinquencies and defaults represents the level of reserve needed in the allowance for loan losses. If delinquencies and defaults were to increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.
Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for new commercial and industrial, construction, and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan losses. Internal risk ratings are updated on a continuous basis.
Loans are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2017 and December 31, 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
From time to time, we modify our loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by us that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. We review each troubled debt restructured loan and determine on a case by case basis if the loan is subject to impairment and the need for a specific allowance for loan loss allocation. An allowance for loan loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.
We have certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. Underwriting standards are designed to determine whether the borrower possesses sound business ethics and practices and to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and include personal guarantees.
Real estate loans are also subject to underwriting standards and processes similar to commercial and industrial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are generally diverse in terms of type and geographic location throughout the State of Texas. This diversity helps us reduce the exposure to adverse economic events that affect any single market or industry.
We utilize methodical credit standards and analysis to supplement our policies and procedures in underwriting consumer loans. Our loan policy addresses types of consumer loans that may be originated as well as the underlying

42.

collateral, if secured, which must be perfected. The relatively small individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes risk.
Marketable Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase. Interest income includes amortization and accretion of purchase premiums and discounts. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Emerging Growth Company
The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have “opted out” of this provision. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies. Our decision to opt out of the extended transition period under the JOBS Act is irrevocable.
Acquisitions Affecting Year-over-Year Comparability
The comparability of our consolidated results of operations for the three months ended March 31, 2017 to the three months ended March 31, 2016 is affected by purchased or de novo locations opened during the period. In May and December, 2016, we opened de novo branch locations in Denton and College Station, Texas, respectively. On the close of business August 6, 2016, we purchased certain assets and assumed certain liabilities associated with a former branch location of a non-related bank in Denton, Texas. Therefore, the results of the purchased and de novo operations were included in our results of operations during 2017 but were not included in our results of operations for 2016.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2017 and 2016
Results of Operations
The following discussion and analysis of our results of operations compares our results of operations for the three months ended March 31, 2017 with the three months ended March 31, 2016. The results of operations for the

43.

three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2017.
Net earnings were $3.5 million for the three months ended March 31, 2017, as compared to $2.7 million for the three months ended March 31, 2016. The following table presents key earnings data for the periods indicated:

	For the Three Months Ended March 31, 2017
	2017	2016
	(Dollars in thousands, except per share data)
Net earnings	$3,516	$2,677
Net earnings per common share
-basic	0.40	0.30
-diluted	0.40	0.30
Net interest margin(1)	3.34%	3.21%
Net interest rate spread(2)	3.15%	3.02%
Return on average assets	0.76%	0.62%
Return on average equity	9.72%	7.61%
Average equity to average total assets	7.77%	8.12%
(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
Net Interest Income
Our operating results depend primarily on our net interest income. Fluctuations in market interest rates impact the yield and rates paid on interest-earning assets and interest-bearing liabilities, respectively. Changes in the amount and type of interest-earning assets and interest-bearing liabilities also impact our net interest income. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.
Net interest income for the three months ended March 31, 2017 was $14.2 million compared to $12.8 million for the three months ended March 31, 2016, an increase of $1.4 million, or 11.2%. The increase in net interest income was comprised of a $1.7 million, or 10.8%, increase in interest income offset by a $229,000, or 8.6%, increase in interest expense. The growth in interest income was primarily attributable to a $141.9 million, or 13.0%, increase in average loans outstanding for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, partially offset by a 0.02% decrease in the yield on total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets and continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Bryan/College Station markets. The $229,000 increase in interest expense for the three months ended March 31, 2017 was primarily related to a $67.8 million, or 5.7%, increase in average interest-bearing deposits over the same period in 2016. The majority of this increase is due to organic growth, primarily in money market accounts, driven in part by favorable rates that were offered in our Bryan/College Station and Dallas/Fort Worth metroplex markets. For the three months ended March 31, 2017, net interest margin and net interest spread were 3.34% and 3.15%, respectively, compared to 3.21% and 3.02% for the same period in 2016, which reflects the increases in interest income discussed above relative to the increases in interest expense.
Average Balance Sheet Amounts, Interest Earned and Yield Analysis
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2017 and 2016,

44.

the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earnings assets:
Total loans(1)	$1,233,126	$14,415	4.74%	$1,091,213	$12,914	4.76%
Securities available for sale	187,648	1,104	2.39%	280,951	1,421	2.03%
Securities held to maturity	187,621	1,129	2.44%	143,723	961	2.69%
Nonmarketable equity securities	8,745	256	11.87%	7,728	47	2.45%
Interest-bearing deposits in other banks	112,362	232	0.84%	82,130	126	0.62%
Total interest-earning assets	1,729,502	$17,136	4.02%	1,605,745	$15,469	3.87%
Allowance for loan losses	(11,564)			(9,452)
Noninterest-earnings assets	144,338			135,864
Total assets	$1,862,276			$1,732,157
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,254,317	$2,404	0.78%	$1,186,521	$2,186	0.74%
Advances from FHLB and Fed Funds Purchased	49,389	68	0.56%	23,759	52	0.88%
Other debt	18,693	205	4.45%	18,006	194	4.33%
Subordinated debentures	19,310	207	4.35%	21,310	222	4.19%
Securities sold under agreements to repurchase	11,075	11	0.40%	11,343	12	0.43%
Total interest-bearing liabilities	1,352,784	$2,895	0.87%	1,260,939	$2,666	0.85%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	358,581			325,469
Accrued interest and other liabilities	6,149			5,063
Total noninterest-bearing liabilities	364,730			330,532
Shareholders’ equity	144,762			140,686
Total liabilities and shareholders’ equity	$1,862,276			$1,732,157
Net interest rate spread(2)			3.15%			3.02%
Net interest income		$14,241			$12,803
Net interest margin(3)			3.34%			3.21%
(1) Includes average outstanding balances of loans held for sale of $1.6 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3) Net interest margin is equal to net interest income divided by average interest-earning assets.

The following table presents the change in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

45.

	For the Three Months Ended March 31, 2017 vs. 2016
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$6,728	$(5,227)	$1,501
Securities available for sale	(2,226)	1,909	(317)
Securities held to maturity	1,071	(903)	168
Nonmarketable equity securities	121	88	209
Interest-earning deposits in other banks	253	(147)	106
Total increase (decrease) in interest income	$5,947	$(4,280)	$1,667

Interest-bearing liabilities:
Interest-bearing deposits	$527	$(309)	$218
Advances from FHLB and Fed funds Purchased	143	(127)	16
Other debt	31	(20)	11
Subordinated debentures	(87)	72	(15)
Securities sold under agreements to repurchase	(1)	—	(1)
Total increase (decrease) in interest expense	613	(384)	229
Increase (decrease) in net interest income	$5,334	$(3,896)	$1,438

Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management based on factors such as historical loss experience, trends in classified and past due loans, volume and growth in the loan portfolio, current economic conditions in our markets and value of the underlying collateral. Loans are charged off against the allowance for loan losses when determined appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.
The provision for loan losses for the three months ended March 31, 2017 was $650,000 compared to $450,000 for the three months ended March 31, 2016. The increase in the provision expense is directly related to loan growth in the respective period. Net charge offs were $206,000 for the three months ended March 31, 2017 compared to $48,000 for the same period in 2016.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, merchant and debit card fees, fiduciary income, gains on the sale of loans, and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

46.

The following table presents components of noninterest income for the three months ended March 31, 2017 and 2016 and the period-over-period variations in the categories of noninterest income:

	For the Three Months Ended March 31,		Increase (Decrease)
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$877	$823	$54
Merchant and debit card fees	732	650	82
Fiduciary income	350	349	1
Gain on sales of loans	429	226	203
Bank-owned life insurance income	117	118	(1)
Gain on sales of investment securities	—	37	(37)
Loan processing fee income	145	142	3
Other	632	546	86
Total noninterest income	$3,282	$2,891	$391

Total noninterest income increased $391,000, or 13.5%, for the three months ended March 31, 2017 compared to the same period in 2016. Significant changes in the components of noninterest income are discussed below.
Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $877,000 for the three months ended March 31, 2017, which increased over the same period in 2016 by $54,000, or 6.6%. This increase in service charges was due in part to our deposit growth during the same period and a new deposit service charge and fee schedule implemented during February 2017.
Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $732,000 for the three months ended March 31, 2017 compared to $650,000 for the same period in 2016, an increase of $82,000, or 12.6%. The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during 2017.
Gain on Sales of Loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 79 loans for $14.4 million for the three months ended March 31, 2017 compared to 40 loans for $8.8 million for the three months ended March 31, 2016. Gain on sale of loans was $429,000 for the three months ended March 31, 2017, an increase of $203,000, or 89.8%, compared to $226,000 for the same period in 2016, which reflects an increase in mortgage volume and the number of loans sold.
Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $86,000, or 15.8%, for the three months ended March 31, 2017 compared to the same period in 2016 due primarily to the growth in our loan portfolio and increased mortgage origination volume causing an increase in fee income generated from loan administration fees and income from mortgage loan origination and processing fees.
Noninterest Expense
Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of our facilities and our furniture, fixtures and office equipment, professional and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses.

47.

For the three months ended March 31, 2017, noninterest expense totaled $12.0 million, an increase of $568,000 million, or 4.9%, compared to $11.5 million for the three months ended March 31, 2016. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase (Decrease)
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Employee compensation and benefits	$6,987	$6,450	$537
Non-staff expenses:
Occupancy expenses	1,748	1,747	1
Amortization	264	242	22
Software support fees	483	476	7
FDIC insurance assessment fees	191	300	(109)
Legal and professional fees	361	451	(90)
Advertising and promotions	241	202	39
Telecommunication expense	143	162	(19)
ATM and debit card expense	249	269	(20)
Director and committee fees	259	228	31
Other	1,119	950	169
Total noninterest expense	$12,045	$11,477	$568

Significant changes in the components of noninterest expense are discussed below.
Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $7.0 million for the three months ended March 31, 2017, an increase of $537,000, or 8.3%, compared to $6.5 million for the same period in 2016. The increase was due primarily to an increase in per employee salaries, as well as increased health insurance expenses, benefit plan expenses and payroll taxes. As of March 31, 2017 and 2016, we had 399 and 392 full-time equivalent employees, respectively, an increase of seven employees.
FDIC Assessment Fees. FDIC assessment fees were $191,000 and $300,000 for the three months ended March 31, 2017 and 2016, respectively. The decrease of $109,000, or 36.3%, resulted from the effect of an update in our accounting methodology related to accrual of the assessment fees in the prior period.
Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $361,000 and $451,000 for the three months ended March 31, 2017 and 2016, respectively. The decrease of $90,000, or 20.0%, was primarily due to a decrease in third-party investment advisory fees related to our Wealth Management Group during 2017.
Advertising and Promotions. Advertising and promotion related expenses were $241,000 and $202,000 for the three months ended March 31, 2017 and 2016, respectively. The increase of $39,000, or 19.3%, was primarily due to additional advertising expenses related to our two locations in Denton, Texas and three locations in Bryan/College Station, Texas.
Director and Committee Fees. We pay fees to our board of directors for their attendance at board and committee meetings for both the Company and the Bank. Director and committee fees paid were $259,000 and $228,000 for the three months ended March 31, 2017 and 2016, respectively. The expense increased $31,000, or 13.6%, due to an increase in the per meeting fees paid to directors effective January 1, 2017.
Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO,

48.

business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased to $1.1 million for the three months ended March 31, 2017, compared to $950,000 for the same period in 2016, an increase of $169,000, or 17.8%. The increase was primarily due to additional stock appreciation rights and stock option expenses of $112,000 during the comparable periods.
Income Tax Expense
The amount of income tax expense we incur is influenced by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
For the three months ended March 31, 2017 and 2016, income tax expense totaled $1.3 million and $1.1 million, respectively. Our effective tax rates for the three months ended March 31, 2017 and 2016, were 27.19% and 28.93%, respectively.
Discussion and Analysis of Financial Condition

The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of March 31, 2017 and December 31, 2016.

Assets
Our total assets increased $72.9 million, or 4.0%, from $1.83 billion as of December 31, 2016 to $1.90 billion as of March 31, 2017. Our asset growth was primarily due to increases in our loan portfolio, federal funds sold and securities portfolio.

Loan Portfolio
Our primary source of income is derived through interest earned on loans to small- to medium-sized businesses, commercial companies, professionals and individuals located in our primary market areas. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.
Our loan portfolio is the largest category of our earning assets. As of March 31, 2017, total loans were $1.25 billion, an increase of $8.0 million, or 0.6%, from December 31, 2016. In addition to these amounts, $1.4 million and $2.6 million in loan were classified as held for sale as of March 31, 2017 and December 31, 2016, respectively.
Total loans as a percentage of deposits were 74.99% and 78.97% as of March 31, 2017 and December 31, 2016, respectively. Total loans as a percentage of total assets were 65.91% and 68.10% as of March 31, 2017 and December 31, 2016, respectively.

49.

The following table summarizes our loan portfolio by type of loan and dollar and percentage change from December 31, 2016 to March 31, 2017:

	As of March 31, 2017	As of December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial and industrial	$205,903	$223,997	$(18,094)	(8.10)%
Real estate:
Construction and development	152,760	129,366	23,394	18.10%
Commercial real estate	372,855	367,656	5,199	1.40%
Farmland	62,130	62,362	(232)	(0.40)%
1-4 family residential	360,873	362,952	(2,079)	(0.60)%
Multi-family residential	23,943	26,079	(2,136)	(8.20)%
Consumer	53,206	53,822	(616)	(1.10)%
Agricultural	21,473	18,901	2,572	13.60%
Total loans held for investment	$1,253,143	$1,245,135	$8,008	0.60%

Total loans held for sale	$1,446	$2,563	$(1,117)	(43.60)%
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured.
We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our bankers, and we also monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
We had $8.2 million in nonperforming assets as of March 31, 2017, compared to $9.6 million as of December 31, 2016. We had $3.1 million in nonperforming loans as of March 31, 2017, compared to $4.4 million as of December 31, 2016. The $1.3 million, or 30.5%, decrease in our nonperforming (nonaccrual) loans from December 31, 2016 to March 31, 2017 primarily relates to one loan relationship in the amount of $1.7 million that was previously classified as nonaccrual but returned to accrual status in accordance with the terms of our loan policy, which was partially offset by smaller balance loans that entered non-accrual status during the period.

50.

The following table presents information regarding nonperforming assets and loans as of:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans	$3,066	$4,409
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	3,066	4,409
Other real estate owned:
Commercial real estate, construction and development, and farmland	1,084	1,074
Residential real estate	553	618
Total other real estate owned	1,637	1,692
Repossessed assets owned	3,526	3,530
Total other assets owned	5,163	5,222
Total nonperforming assets	$8,229	$9,631
Restructured loans-nonaccrual	$42	$90
Restructured loans-accruing	330	415
Ratio of nonperforming loans total loans(1)(2)	0.24%	0.35%
Ratio of nonperforming assets to total assets	0.43%	0.53%
(1) Excludes loans held for sale of $1.4 million and $2.6 million as of March 31, 2017 and December 31, 2016, respectively.
(2) Restructured loans-nonaccrual are included in nonaccrual loans which are a component of nonperforming loans.

The following table presents nonaccrual loans by category as of:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and development	$—	$1,825
Commercial real estate	136	415
Farmland	163	176
1-4 family residential	1,772	1,699
Multi-family residential	—	5
Commercial and industrial	517	82
Consumer	165	192
Agricultural	313	15
Total	$3,066	$4,409

Potential Problem Loans
From a credit risk standpoint, we classify loans in one of five categories: pass, special mention, substandard, doubtful or loss. Within the pass category, we classify loans into one of the following four subcategories based on perceived credit risk, including repayment capacity and collateral security: superior, excellent, good and acceptable. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

51.

Credits rated special mention show clear signs of financial weaknesses or deterioration in creditworthiness; however, such concerns are not so pronounced that we generally expect to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.
Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses which exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.
Credits rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.
Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.
The following table summarizes the internal ratings of our loans as of:

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate:
Construction and development	$152,760	$—	$—	$—	$—	$152,760
Commercial real estate	365,789	1,287	5,701	78	—	372,855
Farmland	61,503	457	170	—	—	62,130
1-4 family residential	354,074	3,011	3,745	43	—	360,873
Multi-family residential	23,696	—	247	—	—	23,943
Commercial and industrial	200,851	4,025	1,027	—	—	205,903
Consumer	52,308	440	397	61	—	53,206
Agricultural	19,802	972	699	—	—	21,473
Total	$1,230,783	$10,192	$11,986	$182	$—	$1,253,143

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate:
Construction and development	$127,537	$4	$1,825	$—	$—	$129,366
Commercial real estate	360,264	1,927	5,465	—	—	367,656
Farmland	61,713	248	401	—	—	62,362
1-4 family residential	353,483	4,311	5,121	37	—	362,952
Multi-family residential	25,871	—	208	—	—	26,079
Commercial and industrial	218,975	4,299	706	17	—	223,997
Consumer	52,648	524	568	82	—	53,822
Agricultural	17,965	478	458	—	—	18,901
Total	$1,218,456	$11,791	$14,752	$136	$—	$1,245,135

52.

Allowance for Loan Losses
We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Please see “-Critical Accounting Policies-Allowance for Loan Losses.”
In connection with the review of our loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

•
for commercial and industrial loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;

•
for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio, operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

•
for 1-4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and

•
for construction and development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio.

As of March 31, 2017, the allowance for loan losses totaled $11.9 million, or 0.95%, of total loans. As of December 31, 2016, the allowance for loan losses totaled $11.5 million, or 0.92%, of total loans. The increase in allowance is due to general reserves for organic loan growth, specific allocations on impaired assets and slightly higher qualitative factors in general allocation in recognition of certain macroeconomic trends in consumer lending.

53.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2017	2016	2016
	(Dollars in thousands)
Average loans outstanding(1)	$1,233,126	$1,091,213	$1,179,938
Gross loans outstanding at end of period(2)	$1,253,143	$1,142,064	$1,245,135
Allowance for loan losses at beginning of the period	11,484	9,263	9,263
Provision for loan losses	650	450	3,640
Charge offs:
Real Estate:
Construction and development	—	—	9
Commercial real estate	—	—	—
Farmland	—	—	—
1-4 family residential	118	14	71
Multi-family residential	—	—	—
Commercial and industrial	6	—	1,213
Consumer	89	51	269
Agriculture	—	—	—
Overdrafts	35	39	200
Total charge-offs	248	104	1,762
Recoveries:
Real Estate:
Construction and development	—	4	4
Commercial real estate	—	—	—
Farmland	—	—	—
1-4 family residential	—	—	75
Multi-family residential	—	—	—
Commercial and industrial	—	11	17
Consumer	22	18	121
Agriculture	—	—	—
Overdrafts	20	23	126
Total recoveries	42	56	343
Net charge-offs	206	48	1,419
Allowance for loan losses at end of period	$11,928	$9,665	$11,484
Ratio of allowance to end of period loans(2)	0.95%	0.85%	0.92%
Ratio of net charge-offs to average loans(1)	0.07%	0.02%	0.12%
(1) Includes average outstanding balances of loans held for sale of $1.6 million, $3.2 million and $3.0 million for the three months ended March 31, 2017 and 2016 and for the year ended December 31, 2016, respectively.
(2) Excludes loans held for sale of $1.4 million, $5.0 million and $2.6 million for the three months ended March 31, 2017 and 2016 and for the year ended December 31, 2016, respectively.

The allowance for loan losses to non-performing loans has increased from 260.47% at December 31, 2016 to 389.04% at March 31, 2017. Non-performing loans decreased to $3.1 million at March 31, 2017 compared to $4.4 million at December 31, 2016 due primarily to one large loan totaling $1.7 million that was removed from nonaccrual status in the first quarter of 2017.

54.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio. If our primary market areas experience economic declines, if asset quality deteriorates or if we are successful in growing the size of our loan portfolio, our allowance could become inadequate and material additional provisions for loan losses could be required.
The following table shows the allocation of the allowance for loan losses among loan categories and certain other information as of the dates indicated. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of March 31, 2017		As of December 31, 2016
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and development	$1,349	11.31%	$1,161	10.11%
Commercial real estate	3,387	28.40%	3,264	28.42%
Farmland	472	3.96%	482	4.20%
1-4 family residential	3,770	31.61%	3,960	34.48%
Multi-family residential	228	1.91%	281	2.45%
Total real estate	9,206	77.18%	9,148	79.66%
Commercial and industrial	1,763	14.78%	1,592	13.86%
Consumer	804	6.74%	591	5.15%
Agricultural	155	1.30%	153	1.33%
Total allowance for loan losses	$11,928	100.00%	$11,484	100.00%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2017, the carrying amount of our investment securities totaled $400.3 million, an increase of $54.0 million, or 15.6%, compared to $346.3 million as of December 31, 2016. Investment securities represented 21.1% and 18.9% of total assets as of March 31, 2017 and December 31, 2016, respectively.
Our investment portfolio consists of securities classified as available for sale and held to maturity. As of March 31, 2017, securities available for sale and securities held to maturity totaled $214.5 million and $185.8 million, respectively. As of December 31, 2016, securities available for sale and securities in held to maturity totaled $156.9 million and $189.4 million, respectively. Held to maturity percentages represented 46.4% of our investment portfolio as of March 31, 2017 and 54.7% as of December 31, 2016. While we generally seek to maintain 50.0% or less of our portfolio in held to maturity securities, the Company has the intent and ability to hold its held to maturity securities until maturity or call and the December 31, 2016 policy exception was approved by our board of directors. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

55.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$25,223	$73	$123	$25,173
Municipal securities	156,337	1,428	3,160	154,605
Mortgage-backed securities	107,666	327	1,427	106,566
Collateralized mortgage obligations	113,105	485	1,059	112,531
Total	$402,331	$2,313	$5,769	$398,875

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$25,254	$6	$377	$24,883
Municipal securities	157,261	901	4,511	153,651
Mortgage-backed securities	89,748	318	1,898	88,168
Collateralized mortgage obligations	77,290	275	1,187	76,378
Total	$349,553	$1,500	$7,973	$343,080

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of March 31, 2017 and December 31, 2016, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages. The Bank owns no non-U.S. agency mortgage-backed securities and only one non-U.S. agency corporate collateralized mortgage obligation, which is categorized as held to maturity and had a $1.5 million carrying value as of March 31, 2017.
Our management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In 2013, we recognized other-than-temporary impairment with respect to the non-U.S. agency corporate collateralized mortgage obligation that we hold. As of March 31, 2017, $370,612 of other-than-temporary impairment was recorded.
The following tables sets forth the amortized cost of held to maturity securities and the fair value of available for sale securities, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of March 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$7,478	2.30%	$17,695	2.93%	$—	—%	$25,173	2.75%
Municipal securities	1,050	2.98%	5,577	3.54%	40,910	3.52%	108,261	3.63%	155,798	3.59%
Mortgage-backed securities	—	—%	82,316	2.16%	24,129	2.90%	—	—%	106,445	2.22%
Collateralized mortgage obligations	—	—%	21,805	3.02%	63,999	2.69%	27,080	2.91%	112,884	2.81%
Total	$1,050	2.98%	$117,176	2.40%	$146,733	2.91%	$135,341	3.48%	$400,300	2.95%

56.

	As of December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$7,453	2.30%	$17,430	2.93%	$—	—%	$24,883	2.75%
Municipal securities	732	3.98%	6,103	3.45%	38,634	3.49%	111,170	3.62%	156,639	3.58%
Mortgage-backed securities	—	—%	74,047	2.02%	14,093	2.27%	—	—%	88,140	2.06%
Collateralized mortgage obligations	—	—%	27,668	2.92%	26,184	2.68%	22,782	2.98%	76,634	2.81%
Total	$732	3.98%	$115,271	2.33%	$96,341	3.00%	$133,952	3.50%	$346,296	2.97%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 7.97 years with an estimated effective duration of 5.11 years as of March 31, 2017.
As of March 31, 2017 and December 31, 2016, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.95% as of March 31, 2017 compared to 2.97% as of December 31, 2016. The decrease in average yield as of March 31, 2017, compared to December 31, 2016, was primarily due to decrease in municipal securities as a percentage of the portfolio, as municipal securities typically have a higher yield than do the other types of investment securities we hold. Municipal securities decreased from $156.6 million at a yield of 3.58%, as of December 31, 2016, to $155.8 million at a yield of 3.59%, as of March 31, 2017, representing 38.92% and 45.23% of the total investment portfolio as of March 31, 2017 and December 31, 2016, respectively.

Deposits
We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of March 31, 2017 were $1.7 billion, an increase of $94.4 million, or 6.0%, compared to $1.6 billion as of December 31, 2016.

57.

The following table presents the average balances on deposits:

	As of March 31, 2017	As of December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Now and interest-bearing demand accounts	$288,023	$278,521	$9,502	3.41%
Savings accounts	64,298	59,961	4,337	7.23%
Money market accounts	563,800	482,089	81,711	16.95%
Certificates and other time deposits	338,195	354,949	(16,754)	(4.72)%
Total interest-bearing deposits	1,254,316	1,175,520	78,796	6.70%
Noninterest-bearing demand accounts	358,581	340,240	18,341	5.39%
Total deposits	$1,612,897	$1,515,760	$97,137	6.41%

The aggregate amount of time deposits in denominations of $100,000 or more as of March 31, 2017 and December 31, 2016 was $214,589 and $218,583, respectively.

The scheduled maturities of time deposits greater than $100,000 were as follows:

	As of March 31, 2017
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$50,680	0.96%
3 to 6 months	46,755	0.84%
6 to 12 months	65,364	0.90%
12 to 24 months	31,342	1.22%
24 to 36 months	8,477	1.37%
36 to 48 months	7,062	1.60%
Over 48 months	4,909	1.58%
Total	$214,589	1.00%

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2017 and December 31, 2016, total borrowing capacity of $402.4 million and $400.4 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within 5 years. As of March 31, 2017, approximately $969.9 million in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our FHLB borrowings by maturity and weighted average rate as of March 31, 2017:

	Balance	Weighted Average Rate
	(Dollars in thousands)
One to three years	$25,000	0.82%
After three to five years	165	1.38%
Total	$25,165	0.83%

58.

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2017 and December 31, 2016, $156.5 million and $168.3 million, respectively, were available under this arrangement. As of March 31, 2017, approximately $204.8 million in consumer and commercial and industrial loans were pledged as collateral. As of March 31, 2017 and December 31, 2016, no borrowings were outstanding under this arrangement.
Other Borrowings. The Company has historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. As of December 31, 2016, we had a $15.0 million revolving line of credit and $10.0 million amortizing note with our correspondent bank.  In March 2017, we renegotiated the loan agreement such that the outstanding balance of our revolving line of credit and amortizing note was converted to a $25.0 million unsecured revolving line of credit. The line of credit bears interest at the prime rate plus 0.50%, with quarterly interest payments, and matures in March 2018. As of March 31, 2017, the outstanding balance on the line of credit was $18.9 million.

59.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2017 and the year ended December 31, 2016, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2017 and December 31, 2016, we maintained three federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $70 million in federal funds. There were no funds under these lines of credit outstanding as of March 31, 2017 and December 31, 2016. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above provides an additional source of liquidity.
The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $1.9 billion for the three months ended March 31, 2017, $1.7 billion for the three months ended March 31, 2016 and $1.8 billion for the year ended December 31, 2016.

	For the Three Months Ended	For the Year Ended
	March 31, 2017	December 31, 2016
	Average Rate	Average Rate
Sources of Funds:
Deposits:
Noninterest-bearing	19.25%	19.15%
Interest-bearing	67.35%	66.16%
Federal funds purchased	—%	0.01%
Advances from FHLB	2.65%	3.53%
Other debt	1.00%	0.74%
Subordinated denentures	1.04%	1.14%
Securities sold under agreements to repurchase	0.59%	0.73%
Accrued interest and other liabilities	0.35%	0.36%
Shareholders’ equity	7.77%	8.18%
Total	100.00%	100.00%

Uses of Funds:
Loans	65.60%	65.80%
Securities available for sale	10.08%	11.17%
Securities held to maturity	10.07%	10.29%
Nonmarketable equity securities	0.47%	0.48%
Federal funds sold	4.67%	2.96%
Interest-bearing deposits in other banks	1.37%	1.44%
Other noninterest-earning assets	7.74%	7.86%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	22.23%	22.45%
Average loans to average deposits	76.45%	77.84%

60.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $141.9 million or 13.0% for the three months ended March 31, 2017 compared to the same period in 2016. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.
As of March 31, 2017, we had $350.3 million in outstanding commitments to extend credit and $9.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2016, we had $297.6 million in outstanding commitments to extend credit and $8.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of March 31, 2017 and December 31, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature, except for the put option associated with shares distributed from our KSOP, which terminated upon consummation of our initial public offering and listing on the NASDAQ Global Select Market in May 2017. As of March 31, 2017, we had cash and cash equivalents of $143.8 million, compared to $127.5 million as of December 31, 2016. The increase was primarily due to an increase in federal funds sold of $22.6 million.

Capital Resources
Total shareholders’ equity, including KSOP-owned shares, increased to $112.1 million as of March 31, 2017, compared to $110.3 million as of December 31, 2016, an increase of $1.8 million, or 1.6%. The increase from December 31, 2016 was primarily the result of $3.5 million in net earnings for the first quarter of 2017, partially offset by the decrease in accumulated other comprehensive loss of $852,000 related primarily to decreased value in the unrealized gains on securities held for sale.
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2017 and December 31, 2016, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

61.

The following table presents the regulatory capital ratios for our Company and the Bank as of:

	March 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc.

Total capital (to risk weighted assets)	$152,967	10.84%	$149,468	10.86%
Tier 1 capital (to risk weighted assets)	141,039	10.00%	137,984	10.03%
Tier 1 capital (to average assets)	141,039	7.66%	137,984	7.71%
Common equity tier 1 risk-based capital	130,729	9.27%	127,674	9.28%

Guaranty Bank & Trust

Total capital (to risk weighted assets)	$177,589	12.60%	$173,528	12.63%
Tier 1 capital (to risk weighted assets)	165,661	11.75%	162,044	11.79%
Tier 1 capital (to average assets)	165,661	9.01%	162,044	9.06%
Common equity tier 1 risk-based capital	165,661	11.75%	162,044	11.79%

Contractual Obligations
We have issued subordinated debentures relating to the issuance of trust preferred securities. In October 2002, we formed Guaranty (TX) Capital Trust II, which issued $3.0 million in trust preferred securities to a third party in a private placement. Concurrent with the issuance of the trust preferred securities, the trust issued common securities to the Company in the aggregate liquidation value of $93,000. The trust invested the total proceeds from the sale of the trust preferred securities and the common securities in $3.1 million of the Company’s junior subordinated debentures, which will mature on October 30, 2032. In July 2006, we formed Guaranty (TX) Capital Trust III, which issued $2.0 million in trust preferred securities to a third party in a private placement. Concurrent with the issuance of the trust preferred securities, the trust issued common securities to the Company in the aggregate liquidation value of $62,000. The trust invested the total proceeds from the sale of the trust preferred securities and the common securities in $2.1 million of the Company’s junior subordinated debentures, which will mature on October 1, 2036. In March 2015, we acquired DCB Financial Trust I, which issued $5.0 million in trust preferred securities to a third party in a private placement. Concurrent with the issuance of the trust preferred securities, the trust issued common securities to the Company in the aggregate liquidation value of $155,000. The trust invested the total proceeds from the sale of the trust preferred securities and the common securities in $5.2 million of the Company’s junior subordinated debentures, which will mature on June 15, 2037.
With certain exceptions, the amount of the principal and any accrued and unpaid interest on the debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. The terms of the debentures are such that they qualify as Tier 1 capital under the Federal Reserve’s regulatory capital guidelines applicable to bank holding companies. Interest on Trust II Debentures is payable at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 3.35%, thereafter. Interest on the Trust III debentures was payable at a fixed rate per annum equal to 7.43% until October 1, 2016 and is a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 1.67%, thereafter. Interest on the DCB Financial Trust I debenture is payable at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 1.80%. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity for each of the debentures.

On any interest payment date on or after (1) June 15, 2012 for the DCB Financial debentures, (2) October 30, 2012 for the Trust II debentures and (3) October 1, 2016 for the Trust III debentures, and before their respective maturity dates, the debentures are redeemable, in whole or in part, for cash at the option of the Company on at least 30, but not more than 60, days’ notice at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

62.

Beginning in April 2013, the Company has from time to time issued subordinated debentures. All of the debentures pay interest semi-annually and are redeemable before their maturity date at the Company’s option, with 30 days’ notice to the holder, for a cash amount equal to the principal amount and all accrued interest. In April 2013, the Company issued $4.0 million in debentures, of which $1.0 million were issued to directors and other related parties. During the year ended 2016, $2.0 million of the debentures matured. The debentures were issued in the principal amount of $500,000 each with rates ranging from 2.00% to 3.50% depending on maturity date, which ranged from April 1, 2015 to October 1, 2016. In July 2015, the Company issued $4.0 million in debentures, of which $3.0 million were issued to directors and other related parties, which will mature in 2017, 2018 and 2019. The debentures were issued in the principal amount of $500,000, with rates ranging from 2.50% to 4.00% depending on maturity date, which ranged from July 1, 2017 to January 1, 2019. In December 2015, the Company issued $5.0 million in debentures, of which $2.5 million were issued to directors and other related parties, which wil mature in 2018, 2019 and 2020. The debentures were issued in the principal amount of $500,000 each with rates ranging from 3.00% to 5.00% depending on maturity date, which ranged from July 1, 2018 to July 1, 2020.

The following table summarizes contractual obligations and other commitments to make future payments as of March 31, 2017 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of March 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$255,681	$60,518	$19,516	$—	$335,715
Advances from FHLB	—	25,000	165	—	25,165
Other debt	11,429	2,858	2,858	1,784	18,929
Subordinated debentures	2,000	6,000	1,000	10,310	19,310
Total	$269,110	$94,376	$23,539	$12,094	$399,119

Off-Balance Sheet Items
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.
Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of March 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$3,087	$4,374	$91	$1,561	$9,113
Commitments to extend credit	159,414	43,530	78,816	68,563	350,323
Total	$162,501	$47,904	$78,907	$70,124	$359,436

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables,

63.

cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer.
Interest Rate Sensitivity and Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We have historically managed our sensitivity position within our established guidelines.
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
Our exposure to interest rate risk is managed by the asset-liability committee of the Bank, in accordance with policies approved by its board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities and an interest rate shock simulation model.
We use interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of non-maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
On a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a twelve-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Our internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel

64.

shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 15.0% for a 100 basis point shift, 20.0% for a 200 basis point shift and 30.0% for a 300 basis point shift.
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	March 31, 2017		December 31, 2016
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(0.57)%	(28.52)%	1.44%	(18.99)%
+200	0.96%	(16.04)%	1.42%	(9.58)%
+100	2.36%	(6.48)%	1.19%	(3.45)%
Base	—%	—%	—%	—%
-100	1.58%	(0.88)%	(0.29)%	(1.80)%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.
Impact of Inflation
Our consolidated financial statements and related notes included elsewhere in this Report have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.
Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Report as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.
The non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Report may differ from that of other companies reporting measures with similar names. It is important to understand how other banking organizations calculate their financial measures with names similar to the non-GAAP financial measures we have discussed in this Report when comparing such non-GAAP financial measures.

65.

Tangible Book Value Per Common Share. Tangible book value per common share is a non-GAAP measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible common equity as total shareholders’ equity, less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.
We believe that the tangible book value per common share measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31,		As of December 31,
	2017	2016	2016
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity, including KSOP-owned shares	$146,366	$150,405	$141,914
Adjustments:
Goodwill	(18,742)	(18,601)	(18,742)
Core deposit and other intangibles	(3,162)	(2,221)	(3,308)
Total tangible common equity	$124,462	$129,583	$119,864
Common shares outstanding(1)	8,753,933	9,257,995	8,751,923
Book value per common share	$16.72	$16.25	$16.22
Tangible book value per common share	$14.22	$14.00	$13.70
(1) Excludes the dilutive effect, if any, of 32,465, 9,914 and 8,066 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2017, March 31, 2016 and December 31, 2016, respectively.
Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate tangible common equity, as described above, and tangible assets as total assets less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common shareholders’ equity to total assets.
We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period of tangible common equity to tangible assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total shareholders’ equity and assets while not increasing our tangible common equity or tangible assets.

66.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31, 2017	As of December 31, 2016
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity, including KSOP-owned shares	$146,366	$141,914
Adjustments:
Goodwill	(18,742)	(18,742)
Core deposit and other intangibles	(3,162)	(3,308)
Total tangible common equity	$124,462	$119,864
Tangible Assets
Total assets	$1,901,199	$1,828,336
Adjustments:
Goodwill	(18,742)	(18,742)
Core deposit and other intangibles	(3,162)	(3,308)
Total tangible assets	$1,879,295	$1,806,286
Tangible Common Equity to Tangible Assets	6.62%	6.64%
Cautionary Notice Regarding Forward-Looking Statements
This quarterly report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of section 27A of the Securities Act and section 21E of the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposes acquisitions, the future or expected effect of acquisitions on our operations, results of the operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	our ability to prudently manage our growth and execute our strategy;

•	risks associated with our acquisition and de novo branching strategy;

•	business and economic conditions generally and in the financial services industry, nationally and within our primary Texas markets;

•	concentration of our business within our geographic areas of operation in Texas;

•	deterioration of our asset quality and higher loan charge-offs;

•	changes in the value of collateral securing our loans;

•	inaccuracies in the assumptions and estimate we make in establishing the allowance for loan losses reserve and other estimates;

67.

•	changes in management personnel and our ability to attract, motivate and retain qualified personnel;

•	liquidity risks associated with our business;

•	interest rate risk associated with our business that could decrease net interest income;

•	our ability to maintain important deposit customer relationships and our reputation;

•	operational risks associated with our business;

•	volatility and direction of market interest rates;

•	change in regulatory requirements to maintain minimum capital levels;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;

•	further government intervention in the U.S. financial system;

•	changes in the scope and cost of FDIC insurance and other coverage;

•
natural disasters and adverse weather, acts of terrorism (including cyber attacks), an outbreak of hostilities or other international or domestic calamities, catastrophic events including storms, droughts, tornados and flooding, and other matters beyond our control;

•	risks that the financial institutions we may acquire or de novo branches we may open will not be integrated successfully, or the integrations may be more time consuming or costly than expected;

•	technology related changes are difficult to make or are more expensive than expected;

•	the other factors that are described or referenced in our IPO Prospectus under the caption “Risk Factors”;
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

68.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company manages market risk, which, as a financial institution is primarily interest rate volatility, through the Asset-Liability Committee of the Bank, in accordance with policies approved by its board of directors. The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Market Risk” herein for a discussion of how we manage market risk.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures - As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this Report.

Changes in internal control over financial reporting - There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

69.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation.

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our combined results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

Item 1A. Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in under the caption “Risk Factors” in our IPO Prospectus filed with the Securities and Exchange Commission on May 9, 2017 pursuant to Rule 424(b) of the Securities Act, in connection with the initial public offering of our common stock. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no sales of equity securities by the Company during the period covered by this Report that were not registered with the SEC under the Securities Act. In May 2017, subsequent to the period covered by this Report, we issued and sold 2,300,000 shares of our common stock, including 300,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at an offering price of $27.00 per share, for aggregate net proceeds of approximately $57.6 million. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-217176), which was declared effective by the Securities and Exchange Commission on May 8, 2017. Sandler O’Neill + Partners, L.P. and Stephens Inc. acted as underwriters. The offering commenced on May 9, 2017 and did not terminate until the sale of all of the shares offered. There has been no material change in the planned use of proceeds from our initial public offering as described in our IPO Prospectus (File No. 333-217176), filed with the Securities and Exchange Commission on May 9, 2017 pursuant to Rule 424(b) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

70.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Formation of Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed May 1, 2017 (File No. 333-217176)).

3.2	Amended and Restated Bylaws of Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 6, 2017 (File No. 333-217176)).

10.1	Revolving Promissory Note, dated March 31, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 6, 2017 (File No. 333-217176)).

10.2	Loan Agreement, dated March 31, 2017 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 6, 2017 (File No. 333-217176)).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Guaranty Bancshares’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

71.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: June 20, 2017	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: June 20, 2017	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

72.