Form 10-Q
period 2017-06-30
GUARANTY BANCSHARES INC /TX/
filed 2017-08-11
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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

As of August 11, 2017, there were 11,058,956 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts)
	(Unaudited)	(Audited)
	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$36,389	$39,605
Federal funds sold	17,700	60,600
Interest-bearing deposits	29,217	27,338
Total cash and cash equivalents	83,306	127,543
Securities available for sale	246,233	156,925
Securities held to maturity	182,248	189,371
Loans held for sale	2,435	2,563
Loans, net	1,284,318	1,233,651
Accrued interest receivable	7,631	7,419
Premises and equipment, net	44,491	44,810
Other real estate owned	1,733	1,692
Cash surrender value of life insurance	18,035	17,804
Deferred tax asset	4,121	4,892
Core deposit intangible, net	3,016	3,308
Goodwill	18,742	18,742
Other assets	16,160	19,616
Total assets	$1,912,469	$1,828,336
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$387,725	$358,752
Interest-bearing	1,258,648	1,218,039
Total deposits	1,646,373	1,576,791
Securities sold under agreements to repurchase	14,153	10,859
Accrued interest and other liabilities	7,921	6,006
Other debt	—	18,286
Federal Home Loan Bank advances	25,161	55,170
Subordinated debentures	14,310	19,310
Total liabilities	1,707,918	1,686,422

Commitments and contingent liabilities
KSOP-owned shares	—	31,661

See accompanying notes to consolidated financial statements.
4.

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts)
	(Unaudited)	(Audited)
	June 30, 2017	December 31, 2016

Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 11,921,298 and 9,616,275 shares issued, 11,058,956 and 8,751,923 shares outstanding, respectively	11,921	9,616
Additional paid-in capital	155,369	101,736
Retained earnings	62,076	57,160
Treasury stock, 862,342 and 864,352 shares at cost	(20,087)	(20,111)
Accumulated other comprehensive loss	(4,728)	(6,487)
	204,551	141,914
Less KSOP-owned shares	—	31,661

Total shareholders' equity	204,551	110,253
Total liabilities and shareholders' equity	$1,912,469	$1,828,336

See accompanying notes to consolidated financial statements.
5.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$15,214	$13,649	$29,629	$26,563
Securities
Taxable	1,401	1,393	2,712	3,260
Nontaxable	920	870	1,842	1,385
Federal funds sold and interest-bearing deposits	257	183	745	356
Total interest income	17,792	16,095	34,928	31,564

Interest expense
Deposits	2,627	2,276	5,031	4,462
FHLB advances and federal funds purchased	58	104	137	168
Subordinated debentures	188	217	395	439
Other borrowed money	120	154	325	348
Total interest expense	2,993	2,751	5,888	5,417

Net interest income	14,799	13,344	29,040	26,147
Provision for loan losses	800	1,950	1,450	2,400
Net interest income after provision for loan losses	13,999	11,394	27,590	23,747

Noninterest income
Service charges	938	888	1,815	1,711
Net realized gain (loss) on securities transactions	25	(19)	25	18
Net realized gain on sale of loans	472	519	901	745
Other operating income	2,081	1,921	4,057	3,726
Total noninterest income	3,516	3,309	6,798	6,200

Noninterest expense
Employee compensation and benefits	6,440	6,237	13,427	12,687
Occupancy expenses	1,866	1,729	3,614	3,476
Other operating expenses	3,600	3,417	6,910	6,697
Total noninterest expense	11,906	11,383	23,951	22,860

Income before income taxes	5,609	3,320	10,437	7,087
Income tax provision	1,633	820	2,945	1,910
Net earnings	$3,976	$2,500	$7,492	$5,177
Basic earnings per share	$0.40	$0.27	$0.80	$0.57
Diluted earnings per share	$0.39	$0.27	$0.79	$0.57

See accompanying notes to consolidated financial statements.
6.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings	$3,976	$2,500	$7,492	$5,177
Other comprehensive income:
Unrealized gains on securities
Unrealized holding gains arising during the period	1,457	1,613	2,686	4,105
Amortization of net unrealized gains on held to maturity securities	17	25	35	50
Reclassification adjustment for net (gains) losses included in net earnings	(25)	19	(25)	(18)
Tax effect	(501)	(224)	(931)	(1,083)
Unrealized gains on securities, net of tax	948	1,433	1,765	3,054
Unrealized holding losses arising during the period on interest rate swaps	(41)	(98)	(6)	(323)
Total other comprehensive income	907	1,335	1,759	2,731
Comprehensive income	$4,883	$3,835	$9,251	$7,908

See accompanying notes to consolidated financial statements.
7.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock		Additional Paid-in Capital		Retained Earnings		Treasury Stock		Accumulated Other Comprehensive Loss	Less: KSOP-Owned Shares	Total Shareholders’ Equity
For the Six Months Ended June 30, 2016
Balance at December 31, 2015	$—	$9,616		$101,525		$49,654		$(16,486)		$(6,573)	$(35,384)	$102,352
Net earnings	—	—		—		5,177		—		—	—	5,177
Other comprehensive income	—	—		—		—		—		2,731	—	2,731
Purchase of treasury stock	—	—		—		—		(7,261)		—	(3,000)	(10,261)
Sale of treasury stock	—	—		—		—		8,557		—	—	8,557
Stock based compensation	—	—		95		—		—		—	—	95
Net change in fair value of KSOP shares	—	—		—		—		—		—	(1,539)	(1,539)
Dividends:
Common - $0.26 per share	—	—		—		(2,328)		—		—	—	(2,328)
Balance at June 30, 2016	$—	$9,616		$101,620		$52,503		$(15,190)		$(3,842)	$(39,923)	$104,784

For the Six Months Ended June 30, 2017
Balance at December 31, 2016	$—	$9,616		$101,736		$57,160		$(20,111)		$(6,487)	$(31,661)	$110,253
Net earnings	—	—		—		7,492		—		—	—	7,492
Other comprehensive income	—	—		—		—		—		1,759	—	1,759
Terminated KSOP put option	—	—		—		—		—		—	34,300	34,300
Exercise of stock options	—	5		55		—		24		—	—	84
Sale of common stock	—	2,300		53,455		—		—		—	—	55,755
Stock based compensation	—	—		123		—		—		—	—	123
Net change in fair value of KSOP shares	—	—		—		—		—		—	(2,639)	(2,639)
Dividends:
Common - $0.26 per share	—	—		—		(2,576)		—		—	—	(2,576)
Balance at June 30, 2017	$—	$11,921	—	$155,369	—	$62,076	—	$(20,087)	—	$(4,728)	$—	$204,551

See accompanying notes to consolidated financial statements.
8.

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net earnings	$7,492	$5,177
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	1,599	1,572
Amortization	524	478
Deferred taxes	(160)	(1,126)
Premium amortization, net of discount accretion	2,357	2,495
Net realized gain on securities transactions	(25)	(18)
Gain on sale of loans	(901)	(745)
Provision for loan losses	1,450	2,400
Origination of loans held for sale	(29,330)	(30,652)
Proceeds from loans held for sale	30,359	32,342
Write-down of other real estate and repossessed assets	1	48
Net loss on sale of premises, equipment, other real estate owned and other assets	84	36
Stock based compensation	123	95
Net change in accrued interest receivable and other assets	2,761	(2,505)
Net change in accrued interest payable and other liabilities	1,909	1,591
Net cash provided by operating activities	18,243	11,188

Cash flows from investing activities
Securities available for sale:
Purchases	(113,208)	(26,140)
Proceeds from sales	13,839	75,221
Proceeds from maturities and principal repayments	11,675	46,981
Securities held to maturity:
Purchases	—	(86,642)
Proceeds from sales	923	1,866
Proceeds from maturities and principal repayments	4,950	10,974
Net purchases of premises and equipment	(1,313)	(1,089)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	394	573
Net increase in loans	(52,584)	(116,841)
Net cash used in investing activities	(135,324)	(95,097)

Cash flows from financing activities
Net change in deposits	69,582	25,718
Net change in securities sold under agreements to repurchase	3,294	1,854
Proceeds from FHLB advances	—	75,000
Repayment of FHLB advances	(30,009)	(5,810)
Proceeds from other debt	2,000	10,000
Repayment of other debt	(20,286)	(18,000)
Repayments of debentures	(5,000)	(1,000)
Purchase of treasury stock	—	(7,261)
Sale of treasury stock	—	8,557

See accompanying notes to consolidated financial statements.
9.

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Six Months Ended June 30,
	2017	2016
Exercise of stock options	84	—
Sale of common stock	55,755	—
Cash dividends	(2,576)	(2,328)
Net cash provided by financing activities	72,844	86,730
Net change in cash and cash equivalents	(44,237)	2,821
Cash and cash equivalents at beginning of period	127,543	111,379
Cash and cash equivalents at end of period	$83,306	$114,200

Supplemental disclosures of cash flow information
Interest paid	5,973	5,376
Income taxes paid	2,840	2,210

Supplemental schedule of noncash investing and financing activities
Transfer loans to other real estate owned and repossessed assets	467	293
Terminated KSOP put option	34,300	—
Net change in fair value of KSOP shares	2,639	1,539

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
The consolidated financial statements in this Report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in the Company’s Prospectus filed with the SEC under Rule 424(b) on May 9, 2017, relating to its initial public offering. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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

KSOP Repurchase Right: In accordance with applicable provisions of the Internal Revenue Code, the terms of Guaranty’s employee stock ownership plan with 401(k) provisions (“KSOP”), provided that, for so long as Guaranty was a privately-held company without a public market for its common stock, KSOP participants would have the right, for a specified period of time, to require Guaranty to repurchase shares of its common stock that are distributed to them by the KSOP. This repurchase obligation terminated upon the consummation of Guaranty’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. However, because Guaranty was privately-held without a public market for its common stock as of and for the year ended December 31, 2016, the shares of common stock held by the KSOP are reflected in the Company’s consolidated balance sheet as of December 31, 2016 as a line item called “KSOP-owned shares,” appearing between total liabilities and shareholders’ equity. As a result, the KSOP-owned shares are deducted from shareholders’ equity in the Company’s consolidated balance sheet as of December 31, 2016. For all periods following the Company’s initial public offering and continued listing of the

(Continued)
11.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Company’s common stock on the NASDAQ Global Select Market, the KSOP-owned shares will be included in, and not be deducted from, shareholders’ equity. The termination of the repurchase obligation following the listing of Guaranty’s common stock on the NASDAQ Global Select Market is also reflected in the statement of changes in shareholders’ equity as “terminated KSOP put option.”
Recent Accounting Pronouncements:
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. In addition, the amendments in this update provide a detailed framework to assist entities in evaluating whether a set of assets and activities constitutes a business, as well as clarify the definition of the term output so the term is consistent with how outputs are described in Topic 606. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is in the process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment changes to be based on the first step in today’s two-step impairment test, thus eliminating step two from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill impairment test. For pubic companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For public companies, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.
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
13.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 2 - ACQUISITIONS

On August 6, 2016, the Company purchased certain assets and assumed certain liabilities associated with a former branch location of a non-related bank in Denton, Texas (Denton), which resulted in the addition of approximately $4,659 in assets and the assumption of approximately $4,658 in liabilities.   The Company acquired the bank premises at 4101 Wind River Lane in Denton and recorded it at fair market value of $2,075.  Other assets acquired, at fair value, included cash of $2,399, core deposit intangible of $42, goodwill of $141 and loans of $2.   Liabilities assumed included non-interest bearing deposits of $581, interest bearing deposits of $4,047 and other liabilities of $30.   As a result of the transaction, the Company paid $66 to the seller, representing the difference in the value of the acquired assets less the value of the liabilities assumed by the Company in the transaction.

Goodwill of $141 arising from the Denton acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies and is expected to be deductible for income taxes purposes.
NOTE 3 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity as of June 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$18,861	$180	$8	$19,033
Municipal securities	7,793	—	300	7,493
Mortgage-backed securities	95,343	24	902	94,465
Collateralized mortgage obligations	124,833	628	219	125,242
Total available for sale	$246,830	$832	$1,429	$246,233

Held to maturity:
Municipal securities	$148,021	$2,869	$530	$150,360
Mortgage-backed securities	24,642	320	93	24,869
Collateralized mortgage obligations	9,585	220	507	9,298
Total held to maturity	$182,248	$3,409	$1,130	$184,527

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
The Company’s held to maturity mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a carrying value of $1,522, which had unrealized losses of $507 as of June 30, 2017. These non-agency mortgage-backed securities were rated AAA at purchase. The Company monitors to ensure it has adequate credit support, and the Company records other than temporary impairment (OTTI) as appropriate. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company did not record any other than temporary impairment losses on any of its securities during the six months ended June 30, 2017 or for the year ended December 31, 2016.

(Continued)
15.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of June 30, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2017	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(8)	$2,981	$—	$—	$(8)	$2,981
Municipal securities	(300)	7,493	—	—	(300)	7,493
Mortgage-backed securities	(569)	75,674	(333)	14,375	(902)	90,049
Collateralized mortgage obligations	(68)	25,407	(151)	8,143	(219)	33,550
Total available for sale	$(945)	$111,555	$(484)	$22,518	$(1,429)	$134,073

Held to maturity:
Municipal securities	$(406)	$38,442	$(124)	$6,015	$(530)	$44,457
Mortgage-backed securities	(93)	11,154	—	—	(93)	11,154
Collateralized mortgage obligations	—	—	(507)	2,297	(507)	2,297
Total held to maturity	$(499)	$49,596	$(631)	$8,312	$(1,130)	$57,908

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2016	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(377)	$22,529	$—	$—	$(377)	$22,529
Municipal securities	(622)	7,219	—	—	(622)	7,219
Mortgage-backed securities	(1,047)	44,420	(561)	15,270	(1,608)	59,690
Collateralized mortgage obligations	(437)	55,435	(229)	9,049	(666)	64,484
Total available for sale	$(2,483)	$129,603	$(790)	$24,319	$(3,273)	$153,922

Held to maturity:
Municipal securities	$(3,889)	$98,943	$—	$—	$(3,889)	$98,943
Mortgage-backed securities	(290)	19,983	—	—	(290)	19,983
Collateralized mortgage obligations	—	—	(521)	2,350	(521)	2,350
Total held to maturity	$(4,179)	$118,926	$(521)	$2,350	$(4,700)	$121,276

The number of investment positions in an unrealized loss position totaled 100 and 177 at June 30, 2017 and December 31, 2016, respectively. The securities in a loss position were composed of tax-exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities. Management believes the unrealized loss on the remaining securities is a function of the movement of interest rates since the time of purchase. Based on evaluation of available evidence, including recent changes in interest rates, credit rating information and

(Continued)
16.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment would be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.
Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

As of June 30, 2017, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $245,600 and $259,499 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains and losses are listed below for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds	$14,762	$53,467	$14,762	$77,087
Gross gains	38	72	38	147
Gross losses	(13)	(91)	(13)	(129)

During the six months ended June 30, 2017 and 2016, the Company sold three held to maturity securities each year. The Company sold these municipal securities based upon internal credit analysis, under the belief that they had experienced significant deterioration in creditworthiness. The risk exposure presented by these municipalities had increased beyond acceptable levels, and the Company determined that it was reasonably possible that all amounts due would not be collected. The credit analysis determined that the municipalities had been significantly impacted by the significant decline in market oil prices due to the fact that their tax bases are heavily reliant on the energy industry relative to other sectors of the economy. Specifically, the revenues of these municipalities had been adversely impacted by the sustained low-level of oil prices. The Company believes the sale of these securities were merited and permissible under the applicable accounting guidelines because of the significant deterioration in the creditworthiness of the issuers.

Sale of securities held to maturity were as follows for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$923	$—	$923	$1,866
Amortized cost	907	—	907	1,842
Gross realized gains	16	—	16	24
Tax expense related to securities gains/losses	(4)	—	(4)	(7)

(Continued)
17.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The contractual maturities at June 30, 2017 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$2,831	$2,838
Due after one year through five years	1,094	1,104	5,553	5,731
Due after five years through ten years	17,767	17,929	40,659	42,175
Due after ten years	7,793	7,493	98,978	99,616
Mortgage-backed securities	95,343	94,465	24,642	24,869
Collateralized mortgage obligations	124,833	125,242	9,585	9,298
	$246,830	$246,233	$182,248	$184,527
NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	June 30, 2017	December 31, 2016
Commercial and industrial	$217,497	$223,997
Real estate:
Construction and development	177,600	129,366
Commercial real estate	378,722	367,656
Farmland	63,839	62,362
1-4 family residential	356,457	362,952
Multi-family residential	28,833	26,079
Consumer	51,677	53,505
Agricultural	21,854	18,901
Overdrafts	364	317
Total loans	1,296,843	1,245,135
Less:
Allowance for loan losses	12,525	11,484
Total net loans	$1,284,318	$1,233,651
As of June 30, 2017 and December 31, 2016, included in total loans above were $1,127 and $1,210 in unamortized loan costs, net of loan fees, respectively.

(Continued)
18.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the six months ended June 30, 2017, for the year ended December 31, 2016 and for the six months ended June 30, 2016:

For the six months ended June 30, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Provision for loan losses	464	393	284	59	(69)	(12)	66	222	43	1,450
Loans charged-off	(48)	—	(84)	—	(186)	—	(158)	(4)	(70)	(550)
Recoveries	—	—	—	—	21	—	92	—	28	141
Ending balance	$2,008	$1,554	$3,464	$541	$3,726	$269	$585	$371	$7	$12,525
Allowance ending balance:
Individually evaluated for impairment	$246	$—	$31	$92	$139	$—	$—	$225	$—	$733
Collectively evaluated for impairment	1,762	1,554	3,433	449	3,587	269	585	146	7	11,792
Loans:
Individually evaluated for impairment	1,174	—	3,751	170	2,726	241	192	789	—	9,043
Collectively evaluated for impairment	216,323	177,600	374,971	63,669	353,731	28,592	51,485	21,065	364	1,287,800
Ending balance	$217,497	$177,600	$378,722	$63,839	$356,457	$28,833	$51,677	$21,854	$364	$1,296,843

For the year ended December 31, 2016	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,878	$1,004	$2,106	$400	$2,839	$325	$562	$138	$11	$9,263
Provision for loan losses	910	162	1,158	82	1,117	(44)	171	15	69	3,640
Loans charged-off	(1,213)	(9)	—	—	(71)	—	(269)	—	(200)	(1,762)
Recoveries	17	4	—	—	75	—	121	—	126	343
Ending balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Allowance ending balance:
Individually evaluated for impairment	$64	$—	$—	$47	$108	$—	$34	$—	$—	$253
Collectively evaluated for impairment	1,528	1,161	3,264	435	3,852	281	551	153	6	11,231
Loans:
Individually evaluated for impairment	231	1,825	1,196	258	2,588	5	200	15	—	6,318
Collectively evaluated for impairment	223,766	127,541	366,460	62,104	360,364	26,074	53,305	18,886	317	1,238,817
Ending balance	$223,997	$129,366	$367,656	$62,362	$362,952	$26,079	$53,505	$18,901	$317	$1,245,135

(Continued)
19.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the six months ended June 30, 2016	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,878	$1,004	$2,106	$400	$2,839	$325	$562	$138	$11	$9,263
Provision for loan losses	1,201	35	433	112	512	58	17	(7)	39	2,400
Loans charged-off	(11)	—	—	—	(22)	—	(89)	—	(67)	(189)
Recoveries	13	4	—	—	—	—	77	—	38	132
Ending balance	$3,081	$1,043	$2,539	$512	$3,329	$383	$567	$131	$21	$11,606
Allowance ending balance:
Individually evaluated for impairment	$1,773	$—	$—	$47	$93	$—	$70	$—	$—	$1,983
Collectively evaluated for impairment	1,308	1,043	2,539	465	3,236	383	497	131	21	9,623
Loans:
Individually evaluated for impairment	8,476	39	1,116	302	2,168	—	200	58	—	12,359
Collectively evaluated for impairment	209,921	108,659	346,316	65,872	332,401	36,860	52,827	19,386	560	1,172,802
Ending balance	$218,397	$108,698	$347,432	$66,174	$334,569	$36,860	$53,027	$19,444	$560	$1,185,161

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

The following tables summarize the credit exposure in the consumer and commercial loan portfolios as of:

June 30, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$212,162	$177,333	$373,861	$63,035	$348,212	$28,592	$50,917	$20,396	$1,274,508
Special mention	3,977	267	1,063	543	3,376	—	434	656	10,316
Substandard	1,358	—	3,798	261	4,869	241	690	802	12,019
Doubtful	—	—	—	—	—	—	—	—	—
Total	$217,497	$177,600	$378,722	$63,839	$356,457	$28,833	$52,041	$21,854	$1,296,843

(Continued)
20.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

December 31, 2016	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$218,975	$127,537	$360,264	$61,713	$353,483	$25,871	$52,648	$17,965	$1,218,456
Special mention	4,299	4	1,927	248	4,311	—	524	478	11,791
Substandard	706	1,825	5,465	401	5,121	208	568	458	14,752
Doubtful	17	—	—	—	37	—	82	—	136
Total	$223,997	$129,366	$367,656	$62,362	$362,952	$26,079	$53,822	$18,901	$1,245,135

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming as of:

June 30, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$168	$142	$451	$761	$216,736	$217,497	$—
Real estate:
Construction and development	135	—	—	135	177,465	177,600	—
Commercial real estate	677	16	—	693	378,029	378,722	—
Farmland	145	122	—	267	63,572	63,839	—
1-4 family residential	3,107	644	1,092	4,843	351,614	356,457	—
Multi-family residential	—	—	192	192	28,641	28,833	—
Consumer	531	139	126	796	50,881	51,677	—
Agricultural	344	—	—	344	21,510	21,854	—
Overdrafts	—	—	—	—	364	364	—
Total	$5,107	$1,063	$1,861	$8,031	$1,288,812	$1,296,843	$—

December 31, 2016	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$941	$105	$25	$1,071	$222,926	$223,997	$—
Real estate:
Construction and development	73	—	1,825	1,898	127,468	129,366	—
Commercial real estate	1,629	32	134	1,795	365,861	367,656	—
Farmland	100	26	7	133	62,229	62,362	—
1-4 family residential	3,724	803	1,041	5,568	357,384	362,952	—
Multi-family residential	207	49	—	256	25,823	26,079	—
Consumer	613	205	87	905	52,600	53,505	—
Agricultural	59	—	15	74	18,827	18,901	—
Overdrafts	—	—	—	—	317	317	—
Total	$7,346	$1,220	$3,134	$11,700	$1,233,435	$1,245,135	$—

(Continued)
21.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents information regarding nonaccrual loans as of:

	June 30, 2017	December 31, 2016
Commercial and industrial	$480	$82
Real estate:
Construction and development	—	1,825
Commercial real estate	708	415
Farmland	163	176
1-4 family residential	1,839	1,699
Multi-family residential	241	5
Consumer	215	192
Agricultural	312	15
Total	$3,958	$4,409

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

The outstanding balances of TDRs are shown below:

	June 30, 2017	December 31, 2016
Nonaccrual TDRs	$—	$43
Performing TDRs	323	462
Total	$323	$505
Specific reserves on TDRs	$21	$4

The following tables present loans by class modified as TDRs that occurred during the six months ended June 30, 2017 and 2016:

Six Months Ended June 30, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$34	$13
1-4 family residential	1	11	11
Total	2	$45	$24

There were no TDRs that have subsequently defaulted through June 30, 2017. The TDRs described above increased the allowance for loan losses by $21 and resulted in no charge-offs during the six months ended June 30, 2017.

(Continued)
22.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Six Months Ended June 30, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	1	$796	$796
Consumer	4	32	24
1-4 family residential	2	189	189
Total	7	$1,017	$1,009

There were no TDRs that subsequently defaulted in 2016. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the six months ended June 30, 2016.

The following table presents information about the Company’s impaired loans as of:

June 30, 2017	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$712	$712	$—	$345
Real estate:
Construction and development	—	—	—	608
Commercial real estate	3,468	3,468	—	5,177
Farmland	7	7	—	90
1-4 family residential	1,785	1,785	—	1,566
Multi-family residential	241	241	—	172
Consumer	192	192	—	91
Agricultural	490	490	—	387
Subtotal	6,895	6,895	—	8,436
With allowance recorded:
Commercial and industrial	462	462	246	533
Real estate:
Commercial real estate	283	283	31	173
Farmland	163	163	92	109
1-4 family residential	941	941	139	505
Consumer	—	—	—	50
Agricultural	299	299	225	82
Subtotal	2,148	2,148	733	1,452
Total	$9,043	$9,043	$733	$9,888

(Continued)
23.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents information about the Company’s impaired loans as of:

December 31, 2016	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$28	$28	$—	$809
Real estate:
Construction and development	1,825	1,825	—	172
Commercial real estate	1,196	1,196	—	871
Farmland	89	89	—	109
1-4 family residential	1,799	1,799	—	1,575
Multi-family residential	5	5	—	2
Consumer	105	105	—	89
Agricultural	15	15	—	68
Subtotal	5,062	5,062	—	3,695
With allowance recorded:
Commercial and industrial	203	203	64	3,153
Real estate:
Farmland	169	169	47	169
1-4 family residential	789	789	108	639
Consumer	95	95	34	155
Agricultural	—	—	—	2
Subtotal	1,256	1,256	253	4,118
Total	$6,318	$6,318	$253	$7,813
During the six months ended June 30, 2017 and 2016, total interest income and cash-based interest income recognized on impaired loans was minimal.

NOTE 5 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At June 30, 2017 and December 31, 2016, securities sold under agreements to repurchase totaled $14,153 and $10,859, respectively.

During the quarter ended June 30, 2017, the Company used a portion of the proceeds from its initial public offering to repay the outstanding balance on a line of credit with its correspondent bank. The line of credit, which had an outstanding balance of $0 at quarter end, bears interest at the prime rate plus 0.50%, with interest payable quarterly, and matures in March 2018.

(Continued)
24.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 6 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	June 30, 2017	December 31, 2016
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	4,000	9,000
	$14,310	$19,310

The Company has three trusts, Guaranty (TX) Capital Trust II (“Trust II”), Guaranty (TX) Capital Trust III (“Trust III”), and DCB Financial Trust I (“DCB Trust I”) (“Trust II”, “Trust III” and together with “DCB Trust I,” the “Trusts”). Upon formation, the Trusts issued pass-through securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts issued common securities to the Company. The Trusts invested the proceeds of the sales of securities to the Company (“Debentures”). The Debentures mature approximately 30 years after the formation date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

	Trust II	Trust III	DCB Trust I
Formation date	October 30, 2002	July 25, 2006	March 29, 2007

Capital trust pass-through securities
Number of shares	3,000	2,000	5,000
Original liquidation value	$3,000	$2,000	$5,000

Common securities liquidation value	93	62	155

The securities held by the Trusts qualify as Tier I capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the full amount is includable in Tier I capital at June 30, 2017 and December 31, 2016. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

	Trust II Debentures	Trust III Debentures	DCB Trust I Debentures
Original amount	$3,093	$2,062	$5,155
Maturity date	October 30, 2032	October 1, 2036	June 15, 2037
Interest due	Quarterly	Quarterly	Quarterly

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

Trust II Debentures
Interest is payable at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 3.35%.

On any interest payment date on or after October 30, 2012 and prior to maturity date, the debentures are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days’ notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

Trust III Debentures
Interest was payable at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 1.67%.

On any interest payment date on or after October 1, 2016 and prior to maturity date, the debentures are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days’ notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

DCB Trust I Debentures
Interest is payable at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 1.80%.

On any interest payment date on or after June 15, 2012 and prior to maturity date, the debentures are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days’ notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

Other debentures
In July 2015, the Company issued $4,000 in debentures, of which $3,000 were issued to directors and other related parties. The $3,000 of debentures to related parties were repaid in May 2017. The remaining $1,000 of debentures were issued at par value of $500 each with rates of 2.50% and 4.00% and maturity dates of July 1, 2017 and January 1, 2019, respectively. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties. In May 2017, $2,000 of the related party debentures were repaid. The remaining $3,000 of debentures were issued at par value of $500 each with rates ranging from 3.00% to 5.00% and maturity dates from July 1, 2018 to July 1, 2020. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

(Continued)
26.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7 - STOCK OPTIONS

The Company’s 2015 Equity Incentive Plan (the “Plan”) executed April 15, 2015, which is shareholder-approved, amended and restated the Company’s 2014 Stock Option Plan. The maximum number of shares of common stock that may be issued pursuant to stock-based awards under the Plan equals 1,000,000 shares, all of which may be subject to incentive stock option treatment. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Currently outstanding option awards have vesting periods ranging from 5 to 10 years and have 10-year contractual terms.

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

A summary of activity in the Plan during the six months ended June 30, 2017 and 2016 follows:

Six Months Ended June 30, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	340,377	$23.43	7.34	$194
Granted	109,200	27.00	9.90	548
Exercised	(7,033)	11.94	4.73	141
Forfeited	(6,000)	23.17	7.38	53
Balance, June 30, 2017	436,544	$24.51	7.63	$3,277

Exercisable at end of period	117,484	$24.11	7.01	$930

Six Months Ended June 30, 2016	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	314,391	$23.28	8.00	$225
Granted	26,500	23.21	9.59	21
Forfeited	(17,400)	23.17	8.37	14
Balance, June 30, 2016	323,491	$23.28	7.63	$232

Exercisable at end of period	58,891	$21.25	6.79	$162

A summary of nonvested activity in the Plan during the six months ended June 30, 2017 and 2016 follows:

(Continued)
27.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Six Months Ended June 30, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	250,700	$23.73	7.65	$69
Granted	109,200	27.00	9.90	548
Vested	(36,840)	25.40	9.16	244
Forfeited	(4,000)	23.17	7.38	53
Balance, June 30, 2017	319,060	$24.66	7.86	$2,347

Six Months Ended June 30, 2016	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	267,200	$23.72	8.22	$76
Granted	26,500	23.21	9.59	21
Vested	(12,300)	23.00	8.81	12
Forfeited	(16,800)	23.17	8.37	14
Balance, June 30, 2016	264,600	$23.74	7.82	$70

Information related to the Plan is as follows for the six months ended:

June 30, 2017
Intrinsic value of options exercised	$141
Cash received from options exercised	84
Tax benefit realized from options exercised	—
Weighted average fair value of options granted	5.25

As of June 30, 2017, there was $1,795 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.34 years.

The Company granted options under the Plan during the first six months of 2016 and 2017. Expense of $123 and $94 was recorded during the six months ended June 30, 2017 and 2016, respectively.

NOTE 8 - EMPLOYEE BENEFITS

KSOP
The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. As of December 31, 2016, the plan included a repurchase obligation, or “put option”, which is a right to demand that the sponsor redeem shares of employer stock distributed to the participant under the terms of the plan, for which there was no public market for such shares, with an established cash price. This put option was terminated upon completion of the Company’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. Total contributions accrued or paid during the six months ended June 30, 2017 and 2016 totaled $445 and $491, respectively.

Benefits under the KSOP generally are distributed to participants in the form of cash, although participants have the right to receive distributions in the form of shares of common stock. Because the Company’s common stock was not yet actively traded as of December 31, 2016, the participants could demand (in accordance with the terms of the KSOP and applicable law) that the Company repurchase any shares of common stock distributed to them at the estimated fair value.

(Continued)
28.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

As of December 31, 2016, the fair value of shares of common stock, held by the KSOP, was deducted from permanent shareholders’ equity in the consolidated balance sheets, and reflected in a line item below liabilities and above shareholders’ equity. This presentation was necessary in order to recognize the put option within the KSOP-owned shares, consistent with SEC guidelines, because the Company was not yet publicly traded. The Company used a valuation by an external third party to determine the maximum possible cash obligation related to those securities. Increases or decreases in the value of the cash obligation were included in a separate line item in the statements of changes in shareholders’ equity. The fair value of allocated and unallocated shares subject to the repurchase obligation totaled $31,661 as of December 31, 2016.

As of June 30, 2017 and December 31, 2016, the number of shares held by the KSOP was 1,319,225. Of these shares, there were 50,000 shares unallocated to plan participants as of June 30, 2017 and December 31, 2016.  During the six months ended June 30, 2017 and 2016, the Company did not repurchase any shares from KSOP participants that received distributions of shares from the KSOP which were subject to the put option that applied to the KSOP shares before we were publicly traded. All shares held by the KSOP were treated as outstanding at each of the respective period ends.

Executive Incentive Retirement Plan
The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $18,035 and $17,804 as of June 30, 2017 and December 31, 2016, respectively.

Expense related to these plans totaled $317 and $275 for the six months ended June 30, 2017 and 2016, respectively, and is included in employee compensation and benefits on the consolidated statements of earnings. The recorded liability totaled approximately $2,305 and $2,002 as of June 30, 2017 and December 31, 2016, respectively and is included in accrued interest and other liabilities on the consolidated balance sheets.

Bonus Plan
The Company has a Bonus Plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by the board of directors. The Bonus Plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by the Company’s board of directors. The bonus expense under this plan for the six months ended June 30, 2017 and 2016 totaled $1,103 and $931, respectively and is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 9 - INCOME TAXES

Income tax expenses were as follows for:

	Six Months Ended June 30,
	2017	2016
Income tax expense for the period	$2,945	$1,910
Effective tax rate	28.22%	26.95%

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes certain derivative financial instruments. Stand-alone derivative financial instruments such as interest rate swaps, are used to economically hedge interest rate risk related to the Company’s liabilities. These derivative instruments involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheet in other liabilities.

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

Interest rate swaps with notional amounts totaling $5,000 as of June 30, 2017 and December 31, 2016, were designated as cash flow hedges of the debentures and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income.

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

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures was as follows as of:

June 30, 2017:
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	October 1, 2016	8.76	$353
$3,000	7.505%	3 month LIBOR plus 3.35%	October 30, 2012	5.34	$348

December 31, 2016:
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	October 1, 2016	9.25	$342
$3,000	7.505%	3 month LIBOR plus 3.35%	October 30, 2012	5.83	$353

Interest expense recorded on these swap transactions totaled $395 and $439 during the six months ended June 30, 2017 and 2016, respectively, and is reported as a component of interest expense on the debentures. At June 30, 2017, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2017.

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

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2017 and December 31, 2016, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	June 30, 2017	December 31, 2016
Commitments to extend credit	$343,450	$297,607
Letters of credit	8,768	8,879

Litigation
The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit
At June 30, 2017, the Company had letters of credit of $62,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total capital to risk-weighted assets:
Consolidated	$210,959	14.54%	$116,085	8.00%		n/a
Bank	197,899	13.64%	116,102	8.00%	$145,127	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	198,434	13.68%	87,063	6.00%		n/a
Bank	185,374	12.77%	87,076	6.00%	116,102	8.00%
Tier 1 capital to average assets:
Consolidated	198,434	10.68%	74,355	4.00%		n/a
Bank	185,374	9.98%	74,313	4.00%	92,892	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	188,124	12.96%	65,298	4.50%		n/a
Bank	185,374	12.77%	65,307	4.50%	94,333	6.50%

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital to risk-weighted assets:
Consolidated	$149,468	10.86%	$110,083	8.00%		n/a
Bank	173,528	12.63%	109,947	8.00%	$137,434	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	137,984	10.03%	82,562	6.00%		n/a
Bank	162,044	11.79%	82,460	6.00%	109,947	8.00%
Tier 1 capital to average assets:
Consolidated	137,984	7.71%	71,560	4.00%		n/a
Bank	162,044	9.06%	71,505	4.00%	89,381	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	127,674	9.28%	61,922	4.50%		n/a
Bank	162,044	11.79%	61,845	4.50%	89,332	6.50%

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

Starting in January 2016, the implementation of the capital conservation buffer will be effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the

(Continued)
32.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

minimum required risk-weighted capital ratios. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, CETI and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), ad of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2017 and December 31, 2016 that the Company met all capital adequacy requirements to which it was subject.

As of June 30, 2017 and December 31, 2016, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since June 30, 2017 that management believes have changed the Bank’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital at June 30, 2017 and December 31, 2016. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of June 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$94,465	$—	$94,465	$—
Collateralized mortgage obligations	125,242	—	125,242	—
Municipal securities	7,493	—	7,493	—
Corporate bonds	19,033	—	19,033	—
Derivative instruments	(701)	—	(701)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	8,310	—	—	8,310
Other real estate owned	1,733	—	—	1,733

As of December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$59,690	$—	$59,690	$—
Collateralized mortgage obligations	65,133	—	65,133	—
Municipal securities	7,219	—	7,219	—
Corporate bonds	24,883	—	24,883	—
U.S. treasury securities	—	—	—	—
Derivative instruments	(695)	—	(695)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	6,065	—	—	6,065
Other real estate owned	1,692	—	—	1,692

There were no transfers between Level 2 and Level 3 during the six months ended 2017 or for the year ended December 31, 2016.

Nonfinancial Assets and Nonfinancial Liabilities
Nonfinancial assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2017 and 2016 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

(Continued)
35.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	June 30, 2017	December 31, 2016	June 30, 2016
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$351	$78	$43
Charge-offs recognized in the allowance for loan losses	(109)	(11)	(8)
Fair value of foreclosed assets remeasured at initial recognition	$242	$67	$35

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$170	$135
Write-downs included in collection and other real estate owned expense	—	(69)	(58)
Fair value of foreclosed assets remeasured subsequent to initial recognition	$—	$101	$77

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
June 30, 2017
Impaired loans	$8,310	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (21%)
Other real estate owned	$1,733	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2016
Impaired loans	$6,065	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 40%-50% (42%)
Other real estate owned	$1,692	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

(Continued)
36.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of June 30, 2017 and December 31, 2016, are as follows:

	Fair value measurements as of June 30, 2017 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$83,306	$54,089	$29,217	$—	$83,306
Marketable securities held to maturity	182,248	—	184,527	—	184,527
Loans, net	1,284,318	—	—	1,283,241	1,283,241
Accrued interest receivable	7,631	—	7,631	—	7,631
Nonmarketable equity securities	7,679	—	7,679	—	7,679
Cash surrender value of life insurance	18,035	—	18,035	—	18,035
Financial liabilities:
Deposits	$1,646,373	$1,329,161	$317,418	$—	$1,646,579
Securities sold under repurchase agreements	14,153	—	14,153	—	14,153
Accrued interest payable	805	—	805	—	805
Federal Home Loan Bank advances	25,161	—	25,156	—	25,156
Subordinated debentures	14,310	—	11,897	—	11,897

	Fair value measurements as of December 31, 2016 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$127,543	$100,205	$27,338	$—	$127,543
Marketable securities held to maturity	189,371	—	186,155	—	186,155
Loans, net	1,233,651	—	—	1,235,306	1,235,306
Accrued interest receivable	7,419	—	7,419	—	7,419
Nonmarketable equity securities	10,500	—	10,500	—	10,500
Cash surrender value of life insurance	17,804	—	17,804	—	17,804
Financial liabilities:
Deposits	$1,576,791	$1,234,875	$342,615	$—	$1,577,490
Securities sold under repurchase agreements	10,859	—	10,859	—	10,859
Accrued interest payable	889	—	889	—	889
Other debt	18,286	—	18,286	—	18,286
Federal Home Loan Bank advances	55,170	—	55,160	—	55,160
Subordinated debentures	19,310	—	16,809	—	16,809

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

(Continued)
38.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net earnings (basic)	$3,976	$2,500	$7,492	$5,177
Net earnings (diluted)	$3,976	$2,500	$7,492	$5,177

Denominator:
Weighted-average shares outstanding (basic)	10,019,049	9,257,995	9,388,998	9,113,023
Effect of dilutive securities:
Common stock equivalent shares from stock options	87,776	9,647	60,273	9,647
Weighted-average shares outstanding (diluted)	10,106,825	9,267,642	9,449,271	9,122,670

Net earnings per share
Basic	$0.40	$0.27	$0.80	$0.57
Diluted	$0.39	$0.27	$0.79	$0.57

(Continued)
39.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Prospectus, filed with the SEC on May 9, 2017 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), relating to our initial public offering (the “IPO Prospectus”). Unless the context indicates otherwises, references in this Report to “we,” “our,” “us,” and the “Company” refer to Guaranty Bancshares, Inc., a Texas Corporation, and its consolidated subsidiaries. References in this Report to “Guaranty Bank & Trust” and the “Bank” refer to Guaranty Bank & Trust, N.A., a national banking association and our wholly owned consolidated subsidiary.

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
General
We were incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust. Since our founding, we have built a reputation based on financial stability and community leadership. In May 2017, we consummated an initial public offering of our common stock, which is traded on the NASDAQ Global Select Market under the symbol “GNTY.”
We currently operate 26 banking locations in the Dallas/Fort Worth metroplex, East Texas and Bryan/College Station markets. Our growth has been consistent and primarily organic. Our principal executive office is located at 201 South Jefferson Street, Mount Pleasant, Texas 75455, and our telephone number is (903) 572-9881. Our website address is www.gnty.com. Information contained on our website does not constitute a part of this Quarterly Report on Form 10-Q and is not incorporated by reference into this filing or any other report.
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
Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. As of June 30, 2017 and December 31, 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
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

Discussion and Analysis of Results of Operations for the Six Months Ended June 30, 2017 and 2016
Results of Operations
The following discussion and analysis of our results of operations compares our results of operations for the six months ended June 30, 2017 with the six months ended June 30, 2016. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.
Net earnings were $7.5 million for the six months ended June 30, 2017, as compared to $5.2 million for the six months ended June 30, 2016. The following table presents key earnings data for the periods indicated:

43.

	For the Six Months Ended June 30,
	2017	2016
	(Dollars in thousands, except per share data)
Net earnings	$7,492	$5,177
Net earnings per common share
-basic	0.80	0.57
-diluted	0.79	0.57
Net interest margin(1)	3.37%	3.24%
Net interest rate spread(2)	3.16%	3.05%
Return on average assets	0.80%	0.59%
Return on average equity	9.23%	7.22%
Average equity to average total assets	8.67%	8.20%
Dividend payout ratio	32.50%	45.61%
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
Net interest income for the six months ended June 30, 2017 was $29.0 million compared to $26.1 million for the six months ended June 30, 2016, an increase of $2.9 million, or 11.1%. The increase in net interest income was comprised of a $3.4 million, or 10.7%, increase in interest income offset by a $471,000, or 8.7%, increase in interest expense. The growth in interest income was primarily attributable to a $127.6 million, or 11.3%, increase in average loans outstanding for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, further improved by a 0.03% increase in the average yield on total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets and continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Bryan/College Station markets. The $471,000 increase in interest expense for the six months ended June 30, 2017 was primarily related to a $79.9 million, or 6.81%, increase in average interest-bearing deposits over the same period in 2016. The majority of this increase was due to organic growth, primarily in money market accounts, driven in part by favorable rates that were offered in our Bryan/College Station and Dallas/Fort Worth metroplex markets. For the six months ended June 30, 2017, net interest margin and net interest spread were 3.37% and 3.16%, respectively, compared to 3.24% and 3.05% for the same period in 2016, which reflects the increases in interest income discussed above relative to the increases in interest expense.
Average Balance Sheet Amounts, Interest Earned and Yield Analysis
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2017 and 2016, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

44.

	For the Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earnings assets:
Total loans(1)	$1,253,670	$29,629	4.77%	$1,126,049	$26,563	4.74%
Securities available for sale	202,421	2,302	2.29%	243,626	2,348	1.94%
Securities held to maturity	186,064	2,252	2.44%	171,854	2,297	2.69%
Nonmarketable equity securities	7,251	320	8.90%	8,268	132	3.21%
Interest-bearing deposits in other banks	89,189	425	0.96%	74,228	224	0.61%
Total interest-earning assets	1,738,595	$34,928	4.05%	1,624,025	$31,564	3.91%
Allowance for loan losses	(11,810)			(10,053)
Noninterest-earnings assets	144,418			136,638
Total assets	$1,871,203			$1,750,610
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,252,962	$5,031	0.81%	$1,173,073	$4,462	0.76%
Advances from FHLB and fed funds purchased	37,209	112	0.61%	51,603	143	0.56%
Other debt	13,534	325	4.84%	15,506	348	4.51%
Subordinated debentures	18,023	395	4.42%	20,810	439	4.24%
Securities sold under agreements to repurchase	12,263	25	0.41%	12,422	25	0.40%
Total interest-bearing liabilities	1,333,991	$5,888	0.89%	1,273,414	$5,417	0.86%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	368,341			328,178
Accrued interest and other liabilities	6,576			5,516
Total noninterest-bearing liabilities	374,917			333,694
Shareholders’ equity	162,295			143,502
Total liabilities and shareholders’ equity	$1,871,203			$1,750,610
Net interest rate spread(2)			3.16%			3.05%
Net interest income		$29,040			$26,147
Net interest margin(3)			3.37%			3.24%
(1) Includes average outstanding balances of loans held for sale of $2.8 million and $3.0 million for the six months ended June 30, 2017 and 2016, respectively.
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

45.

	For the Six Months Ended June 30, 2017 vs. 2016
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$6,082	$(3,016)	$3,066
Securities available for sale	(945)	899	(46)
Securities held to maturity	347	(392)	(45)
Nonmarketable equity securities	(91)	279	188
Interest-earning deposits in other banks	144	57	201
Total increase (decrease) in interest income	$5,537	$(2,173)	$3,364

Interest-bearing liabilities:
Interest-bearing deposits	$647	$(78)	$569
Advances from FHLB and fed funds purchased	(87)	56	(31)
Other debt	(95)	72	(23)
Subordinated debentures	(123)	79	(44)
Securities sold under agreements to repurchase	(1)	1	—
Total increase in interest expense	340	131	471
Increase (decrease) in net interest income	$5,197	$(2,304)	$2,893

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
The provision for loan losses for the six months ended June 30, 2017 was $1.5 million compared to $2.4 million for the six months ended June 30, 2016. The decrease in the provision expense was related to one large loan relationship whose repayment ability deteriorated in the prior year, thus increasing a specific reserve allocated to the borrower during the prior year. Net charge offs were $409,000 for the six months ended June 30, 2017 compared to $57,000 for the same period in 2016. The increase in net charge offs was attributable primarily to charge-offs in our one-to-four family and consumer portfolios during the first six months of 2017.
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
The following table presents components of noninterest income for the six months ended June 30, 2017 and 2016 and the period-over-period variations in the categories of noninterest income:

46.

	For the Six Months Ended June 30,		Increase (Decrease)
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,815	$1,711	$104
Merchant and debit card fees	1,523	1,336	187
Fiduciary income	693	694	(1)
Gain on sales of loans	901	745	156
Bank-owned life insurance income	231	225	6
Gain on sales of investment securities	25	18	7
Loan processing fee income	308	312	(4)
Other noninterest income	1,302	1,159	143
Total noninterest income	$6,798	$6,200	$598

Total noninterest income increased $598,000, or 9.65%, for the six months ended June 30, 2017 compared to the same period in 2016. Material changes in the components of noninterest income are discussed below.
Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $1.8 million for the six months ended June 30, 2017, which increased over the same period in 2016 by $104,000, or 6.1%. This increase in service charges was due in part to our deposit growth during the same period and a new deposit service charge and fee schedule implemented during February 2017.
Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $1.5 million for the six months ended June 30, 2017 compared to $1.3 million for the same period in 2016, an increase of $187,000, or 14.0%. The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during 2017.
Gain on Sales of Loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 160 loans for $29.4 million for the six months ended June 30, 2017 compared to 138 loans for $27.1 million for the six months ended June 30, 2016. Gain on sale of loans was $901,000 for the six months ended June 30, 2017, an increase of $156,000, or 20.9%, compared to $745,000 for the same period in 2016, which reflects an increase in mortgage volume and the number of loans sold.
Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $143,000, or 12.3%, for the six months ended June 30, 2017 compared to the same period in 2016 due primarily to the growth in our loan portfolio and increased mortgage origination volume causing an increase in fee income generated from loan administration fees and income from mortgage loan origination and processing fees.
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
For the six months ended June 30, 2017, noninterest expense totaled $24.0 million, an increase of $1.1 million million, or 4.77%, compared to $22.9 million for the six months ended June 30, 2016. The following table presents, for the periods indicated, the major categories of noninterest expense:

47.

	For the Six Months Ended June 30,		Increase (Decrease)
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Employee compensation and benefits	$13,427	$12,687	$740
Non-staff expenses:
Occupancy expenses	3,614	3,476	138
Amortization	523	479	44
Software and Technology	1,000	917	83
FDIC insurance assessment fees	365	600	(235)
Legal and professional fees	780	877	(97)
Advertising and promotions	576	474	102
Telecommunication expense	284	308	(24)
ATM and debit card expense	513	502	11
Director and committee fees	507	458	49
Other noninterest expense	2,362	2,082	280
Total noninterest expense	$23,951	$22,860	$1,091

Material changes in the components of noninterest expense are discussed below.
Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $13.4 million for the six months ended June 30, 2017, an increase of $740,000, or 5.8%, compared to $12.7 million for the same period in 2016. The increase was due primarily to an increase in per employee salaries, as well as increased health insurance expenses, bonus expense, benefit plan expenses and payroll taxes. As of June 30, 2017 and 2016, we had 395 and 399 full-time equivalent employees, respectively, a decrease of four employees.
Occupancy Expenses. Occupancy expenses were $3.6 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively. The increase of $138,000, or 4.0%, resulted primarily from additional lease expense of banking centers totaling $94,000 and an increase in ad valorem taxes of $66,000, primarily associated with repossessed assets.
FDIC Insurance Assessment Fees. FDIC assessment fees were $365,000 and $600,000 for the six months ended June 30, 2017 and 2016, respectively. The decrease of $235,000, or 39.2%, resulted from the effect of an update in our accounting methodology during 2016 related to accrual of the assessment fees and an increased one time expense in the prior period.
Advertising and Promotions. Advertising and promotion related expenses were $576,000 and $474,000 for the six months ended June 30, 2017 and 2016, respectively. The increase of $102,000, or 21.5%, was primarily due to additional advertising expenses related to our two locations in Denton, Texas and three locations in Bryan/College Station, Texas.
Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased to $2.4 million for the six months ended June 30, 2017, compared to $2.1 million for the same period in 2016, an increase of $280,000, or 13.4%. The increase was primarily due to additional stock appreciation rights and stock option expenses of $256,000 during the comparable periods.

48.

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
For the six months ended June 30, 2017 and 2016, income tax expense totaled $2.9 million and $1.9 million, respectively. Our effective tax rates for the six months ended June 30, 2017 and 2016 were 28.22% and 26.95%, respectively.
Discussion and Analysis of Results of Operations for the Three Months Ended June 30, 2017 and 2016
Results of Operations
The following discussion and analysis of our results of operations compares our results of operations for the three months ended June 30, 2017 with the three months ended June 30, 2016. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.
Net earnings were $4.0 million for the three months ended June 30, 2017, as compared to $2.5 million for the three months ended June 30, 2016. The following table presents key earnings data for the periods indicated:

	For the Three Months Ended June 30,
	2017	2016
	(Dollars in thousands, except per share data)
Net earnings	$3,976	$2,500
Net earnings per common share
-basic	0.40	0.27
-diluted	0.39	0.27
Net interest margin(1)	3.40%	3.27%
Net interest rate spread(2)	3.17%	3.08%
Return on average assets	0.85%	0.57%
Return on average equity	8.85%	6.83%
Average equity to average total assets	9.55%	8.27%
(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
Net Interest Income
Net interest income for the three months ended June 30, 2017 was $14.8 million compared to $13.3 million for the three months ended June 30, 2016, an increase of $1.5 million, or 10.9%. The increase in net interest income was comprised of a $1.7 million, or 10.5%, increase in interest income offset by a $242,000, or 8.8%, increase in interest expense. The growth in interest income was primarily attributable to a $113.1 million, or 9.7%, increase in average loans outstanding for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, and further improved by a 0.06% increase in the average yield on total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets and continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Bryan/College Station markets. The $242,000 increase in interest expense for the three months ended June 30, 2017 was primarily related to a $92.0 million, or 7.9%, increase in average interest-bearing deposits over the same period in 2016, and an increase in the average rate of 0.05%. The majority of this increase was due to organic growth, primarily in money market accounts, driven in part by favorable rates that were offered in our Bryan/College Station and Dallas/Fort Worth metroplex markets. For the three months ended June 30, 2017, net interest margin and net interest spread were 3.40% and 3.17%, respectively, compared to 3.27% and

49.

3.08% for the same period in 2016, which reflects the increases in interest income discussed above relative to the increases in interest expense.
Average Balance Sheet Amounts, Interest Earned and Yield Analysis
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2017 and 2016, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earnings assets:
Total loans(1)	$1,273,989	$15,214	4.79%	$1,160,885	$13,649	4.73%
Securities available for sale	217,031	1,198	2.21%	206,302	927	1.81%
Securities held to maturity	184,524	1,123	2.44%	199,985	1,336	2.69%
Nonmarketable equity securities	5,774	64	4.45%	8,808	85	3.88%
Interest-bearing deposits in other banks	66,272	193	1.17%	66,325	98	0.59%
Total interest-earning assets	1,747,590	$17,792	4.08%	1,642,305	$16,095	3.94%
Allowance for loan losses	(12,054)			(10,653)
Noninterest-earnings assets	144,489			137,411
Total assets	$1,880,025			$1,769,063
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,251,623	$2,627	0.84%	$1,159,625	$2,276	0.79%
Advances from FHLB and fed funds purchased	25,163	44	0.70%	79,448	91	0.46%
Other debt	8,431	120	5.71%	13,007	154	4.76%
Subordinated debentures	16,750	188	4.50%	20,310	217	4.30%
Securities sold under agreements to repurchase	13,437	14	0.42%	13,501	13	0.39%
Total interest-bearing liabilities	1,315,404	$2,993	0.91%	1,285,891	$2,751	0.86%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	377,994			330,887
Accrued interest and other liabilities	6,991			5,967
Total noninterest-bearing liabilities	384,985			336,854
Shareholders’ equity	179,636			146,318
Total liabilities and shareholders’ equity	$1,880,025			$1,769,063
Net interest rate spread(2)			3.17%			3.08%
Net interest income		$14,799			$13,344
Net interest margin(3)			3.40%			3.27%
(1) Includes average outstanding balances of loans held for sale of $1.4 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3) Net interest margin is equal to net interest income divided by average interest-earning assets.

50.

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

	For the Three Months Ended June 30, 2017 vs. 2016
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$5,418	$(3,853)	$1,565
Securities available for sale	238	33	271
Securities held to maturity	(377)	164	(213)
Nonmarketable equity securities	(135)	114	(21)
Interest-earning deposits in other banks	(1)	96	95
Total increase (decrease) in interest income	$5,143	$(3,446)	$1,697

Interest-bearing liabilities:
Interest-bearing deposits	$774	$(423)	$351
Advances from FHLB and fed funds purchased	(381)	334	(47)
Other debt	(261)	227	(34)
Subordinated debentures	(160)	131	(29)
Securities sold under agreements to repurchase	—	1	1
Total increase (decrease) in interest expense	(28)	270	242
Increase (decrease) in net interest income	$5,171	$(3,716)	$1,455

Provision for Loan Losses
The provision for loan losses for the three months ended June 30, 2017 was $800,000 compared to $2.0 million for the three months ended June 30, 2016. The decrease in the provision expense was related to one large loan relationship whose repayment ability deteriorated in the prior year, thus increasing a specific reserve allocated to the borrower during the prior year. Net charge offs were $203,000 for the three months ended June 30, 2017 compared to $9,000 for the same period in 2016.
Noninterest Income
The following table presents components of noninterest income for the three months ended June 30, 2017 and 2016 and the period-over-period variations in the categories of noninterest income:

51.

	For the Three Months Ended June 30,		Increase (Decrease)
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$938	$888	$50
Merchant and debit card fees	791	686	105
Fiduciary income	343	345	(2)
Gain on sales of loans	472	519	(47)
Bank-owned life insurance income	114	107	7
Gain (loss) on sales of investment securities	25	(19)	44
Loan processing fee income	163	170	(7)
Other noninterest income	670	613	57
Total noninterest income	$3,516	$3,309	$207

Total noninterest income increased $207,000, or 6.3%, for the three months ended June 30, 2017 compared to the same period in 2016. Material changes in the components of noninterest income are discussed below.
Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $938,000 for the three months ended June 30, 2017, which increased over the same period in 2016 by $50,000, or 5.6%. This increase in service charges was due in part to our deposit growth during the same period and a new deposit service charge and fee schedule implemented during February 2017.
Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $791,000 for the three months ended June 30, 2017 compared to $686,000 for the same period in 2016, an increase of $105,000, or 15.3%. The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during 2017.
Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $57,000, or 9.3%, for the three months ended June 30, 2017 compared to the same period in 2016 due primarily to the growth in our loan portfolio and increased mortgage origination volume causing an increase in fee income generated from loan administration fees and income from mortgage loan origination and processing fees.
Noninterest Expense
For the three months ended June 30, 2017, noninterest expense totaled $11.9 million, an increase of $523,000, or 4.6%, compared to $11.4 million for the three months ended June 30, 2016. The following table presents, for the periods indicated, the major categories of noninterest expense:

52.

	For the Three Months Ended June 30,		Increase (Decrease)
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Employee compensation and benefits	$6,440	$6,237	$203
Non-staff expenses:
Occupancy expenses	1,866	1,729	137
Amortization	259	237	22
Software and Technology	517	441	76
FDIC insurance assessment fees	174	300	(126)
Legal and professional fees	419	426	(7)
Advertising and promotions	335	272	63
Telecommunication expense	141	146	(5)
ATM and debit card expense	264	233	31
Director and committee fees	248	230	18
Other noninterest expense	1,243	1,132	111
Total noninterest expense	$11,906	$11,383	$523

Material changes in the components of noninterest expense are discussed below.
Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $6.4 million for the three months ended June 30, 2017, an increase of $203,000, or 3.3%, compared to $6.2 million for the same period in 2016. The increase was due primarily to an increase in per employee salaries, as well as increased health insurance expenses, benefit plan expenses and payroll taxes. As of June 30, 2017 and 2016, we had 395 and 399 full-time equivalent employees, respectively, a decrease of four employees.
Occupancy Expenses. Occupancy expenses were $1.9 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively. The increase of $137,000, or 7.9%, resulted primarily from additional lease expense of banking centers of $53,000 and an increase in ad valorem taxes of $72,000, primarily associated with repossessed assets.
Software and Technology Fees. Software and technology fees consist of fees paid to third parties for support of software and technology products. Software support fee expense was $517,000 for the three months ended June 30, 2017, compared to $441,000 for the same period in 2016, an increase of $76,000, or 17.2%. The increase resulted primarily from the addition of new technology related to remote deposit capture and general increases in support and technology contract costs.
FDIC Insurance Assessment Fees. FDIC assessment fees were $174,000 and $300,000 for the three months ended June 30, 2017 and 2016, respectively. The decrease of $126,000, or 42.0%, resulted from the effect of an update in our accounting methodology during 2016 related to accrual of the assessment fees and an increased one time expense in the prior period.
Advertising and Promotions. Advertising and promotion related expenses were $335,000 and $272,000 for the three months ended June 30, 2017 and 2016, respectively. The increase of $63,000, or 23.2%, was primarily due to additional advertising expenses related to our two locations in Denton, Texas and three locations in Bryan/College Station, Texas.
Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased to $1.2 million for the three months ended

53.

June 30, 2017, compared to $1.1 million for the same period in 2016, an increase of $111,000, or 9.81%. The increase was primarily due to additional stock appreciation rights expense of $138,000 during the three months ended June 30, 2017.
Income Tax Expense
For the three months ended June 30, 2017 and 2016, income tax expense totaled $1.6 million and $820,000, respectively. Our effective tax rates for the three months ended June 30, 2017 and 2016, were 29.11% and 24.70%, respectively.
Discussion and Analysis of Financial Condition as of June 30, 2017

Assets
Our total assets increased $84.1 million, or 4.6%, from $1.8 billion as of December 31, 2016 to $1.9 billion as of June 30, 2017. Our asset growth was primarily due to increases in our loan and securities portfolios, offset by decreases in federal funds sold and other assets.

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
Our loan portfolio is the largest category of our earning assets. As of June 30, 2017, total loans were $1.30 billion, an increase of $51.7 million, or 4.2%, from the December 31, 2016 balance of $1.25 billion. In addition to these amounts, $2.4 million and $2.6 million in loans were classified as held for sale as of June 30, 2017 and December 31, 2016, respectively.
Total loans, excluding those held for sale, as a percentage of deposits were 78.8% and 79.0% as of June 30, 2017 and December 31, 2016, respectively. Total loans, excluding those held for sale, as a percentage of total assets were 67.8% and 68.1% as of June 30, 2017 and December 31, 2016, respectively.

54.

The following table summarizes our loan portfolio by type of loan and dollar and percentage change from December 31, 2016 to June 30, 2017:

	As of June 30, 2017	As of December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial and industrial	$217,497	$223,997	$(6,500)	(2.90)%
Real estate:
Construction and development	177,600	129,366	48,234	37.28%
Commercial real estate	378,722	367,656	11,066	3.01%
Farmland	63,839	62,362	1,477	2.37%
1-4 family residential	356,457	362,952	(6,495)	(1.79)%
Multi-family residential	28,833	26,079	2,754	10.56%
Consumer and overdrafts	52,041	53,822	(1,781)	(3.31)%
Agricultural	21,854	18,901	2,953	15.62%
Total loans held for investment	$1,296,843	$1,245,135	$51,708	4.15%

Total loans held for sale	$2,435	$2,563	$(128)	(4.99)%
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
We had $9.2 million in nonperforming assets as of June 30, 2017, compared to $9.6 million as of December 31, 2016. We had $4.0 million in nonperforming loans as of June 30, 2017, compared to $4.4 million as of December 31, 2016. The $0.5 million, or 10.2%, decrease in our nonperforming (nonaccrual) loans from December 31, 2016 to June 30, 2017 primarily relates to one loan relationship in the amount of $1.7 million that was previously classified as nonaccrual but returned to accrual status in accordance with the terms of our loan policy, which was partially offset by smaller balance loans that entered non-accrual status during the period.

55.

The following table presents information regarding nonperforming assets and loans as of:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans	$3,958	$4,409
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	3,958	4,409
Other real estate owned:
Commercial real estate, construction and development, and farmland	1,046	1,074
Residential real estate	687	618
Total other real estate owned	1,733	1,692
Repossessed assets owned	3,501	3,530
Total other assets owned	5,234	5,222
Total nonperforming assets	$9,192	$9,631
Restructured loans-nonaccrual	$—	$43
Restructured loans-accruing	323	462
Ratio of nonperforming loans to total loans(1)(2)	0.31%	0.35%
Ratio of nonperforming assets to total assets	0.48%	0.53%
(1) Excludes loans held for sale of $2.4 million and $2.6 million as of June 30, 2017 and December 31, 2016, respectively.
(2) Restructured loans-nonaccrual are included in nonaccrual loans which are a component of nonperforming loans.

The following table presents nonaccrual loans by category as of:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and development	$—	$1,825
Commercial real estate	708	415
Farmland	163	176
1-4 family residential	1,839	1,699
Multi-family residential	241	5
Commercial and industrial	480	82
Consumer	215	192
Agricultural	312	15
Total	$3,958	$4,409

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
Credits rated special mention show clear signs of financial weaknesses or deterioration in creditworthiness; however, such concerns are not so pronounced that we generally expect to experience significant loss within the short-

56.

term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.
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
Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.
The following table summarizes the internal ratings of our loans as of:

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate:
Construction and development	$177,333	$267	$—	$—	$—	$177,600
Commercial real estate	373,861	1,063	3,798	—	—	378,722
Farmland	63,035	543	261	—	—	63,839
1-4 family residential	348,212	3,376	4,869	—	—	356,457
Multi-family residential	28,592	—	241	—	—	28,833
Commercial and industrial	212,162	3,977	1,358	—	—	217,497
Consumer and overdrafts	50,917	434	690	—	—	52,041
Agricultural	20,396	656	802	—	—	21,854
Total	$1,274,508	$10,316	$12,019	$—	$—	$1,296,843

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate:
Construction and development	$127,537	$4	$1,825	$—	$—	$129,366
Commercial real estate	360,264	1,927	5,465	—	—	367,656
Farmland	61,713	248	401	—	—	62,362
1-4 family residential	353,483	4,311	5,121	37	—	362,952
Multi-family residential	25,871	—	208	—	—	26,079
Commercial and industrial	218,975	4,299	706	17	—	223,997
Consumer and overdrafts	52,648	524	568	82	—	53,822
Agricultural	17,965	478	458	—	—	18,901
Total	$1,218,456	$11,791	$14,752	$136	$—	$1,245,135

57.

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

As of June 30, 2017, the allowance for loan losses totaled $12.5 million, or 0.97%, of total loans, excluding those held for sale. As of December 31, 2016, the allowance for loan losses totaled $11.5 million, or 0.92%, of total loans, excluding those held for sale. The increase in allowance is due to general reserves for organic loan growth, specific allocations on impaired assets and slightly higher qualitative factors in general allocation in recognition of certain macroeconomic trends in consumer and commercial real estate lending.

58.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2017	2016	2016
	(Dollars in thousands)
Average loans outstanding(1)	$1,253,670	$1,126,049	$1,179,938
Gross loans outstanding at end of period(2)	$1,296,843	$1,185,161	$1,245,135
Allowance for loan losses at beginning of the period	11,484	9,263	9,263
Provision for loan losses	1,450	2,400	3,640
Charge-offs:
Real Estate:
Construction and development	—	—	9
Commercial real estate	84	—	—
Farmland	—	—	—
1-4 family residential	186	22	71
Multi-family residential	—	—	—
Commercial and industrial	48	11	1,213
Consumer	158	89	269
Agriculture	4	—	—
Overdrafts	70	67	200
Total charge-offs	550	189	1,762
Recoveries:
Real Estate:
Construction and development	—	4	4
Commercial real estate	—	—	—
Farmland	—	—	—
1-4 family residential	21	—	75
Multi-family residential	—	—	—
Commercial and industrial	—	13	17
Consumer	92	77	121
Agriculture	—	—	—
Overdrafts	28	38	126
Total recoveries	141	132	343
Net charge-offs	409	57	1,419
Allowance for loan losses at end of period	$12,525	$11,606	$11,484
Ratio of allowance to end of period loans(2)	0.97%	0.98%	0.92%
Ratio of net charge-offs to average loans(1)	0.07%	0.01%	0.12%
(1) Includes average outstanding balances of loans held for sale of $2.8 million, $3.0 million and $3.0 million for the six months ended June 30, 2017 and 2016 and for the year ended December 31, 2016, respectively.
(2) Excludes loans held for sale of $2.4 million, $2.9 million and $2.6 million for the six months ended June 30, 2017 and 2016 and for the year ended December 31, 2016, respectively.

The allowance for loan losses to non-performing loans has increased from 260.5% at December 31, 2016 to 316.4% at June 30, 2017. Non-performing loans decreased to $4.0 million at June 30, 2017 compared to $4.4 million at December 31, 2016 due primarily to one large loan totaling $1.7 million that was removed from nonaccrual status in the first quarter of 2017, and offset by smaller loans added to non-accrual status.

59.

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

	As of June 30, 2017		As of December 31, 2016
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and development	$1,554	13.69%	$1,161	10.39%
Commercial real estate	3,464	29.20%	3,264	29.53%
Farmland	541	4.92%	482	5.01%
1-4 family residential	3,726	27.49%	3,960	29.15%
Multi-family residential	269	2.22%	281	2.09%
Total real estate	9,554	77.53%	9,148	76.17%
Commercial and industrial	2,008	16.77%	1,592	17.99%
Consumer	592	4.01%	591	4.32%
Agricultural	371	1.69%	153	1.52%
Total allowance for loan losses	$12,525	100.00%	$11,484	100.00%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2017, the carrying amount of our investment securities totaled $428.5 million, an increase of $82.2 million, or 23.7%, compared to $346.3 million as of December 31, 2016. Investment securities represented 22.4% and 18.9% of total assets as of June 30, 2017 and December 31, 2016, respectively.
Our investment portfolio consists of securities classified as available for sale and held to maturity. As of June 30, 2017, securities available for sale and securities held to maturity totaled $246.2 million and $182.2 million, respectively. As of December 31, 2016, securities available for sale and securities in held to maturity totaled $156.9 million and $189.4 million, respectively. Held to maturity percentages represented 42.5% of our investment portfolio as of June 30, 2017 and 54.7% as of December 31, 2016. While we generally seek to maintain 50.0% or less of our portfolio in held to maturity securities, the Company has the intent and ability to hold its held to maturity securities until maturity or call and the December 31, 2016 policy exception was approved by our board of directors. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

60.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$18,861	$180	$8	$19,033
Municipal securities	155,814	2,869	830	157,853
Mortgage-backed securities	119,985	344	995	119,334
Collateralized mortgage obligations	134,418	848	726	134,540
Total	$429,078	$4,241	$2,559	$430,760

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$25,254	$6	$377	$24,883
Municipal securities	157,261	901	4,511	153,651
Mortgage-backed securities	89,748	318	1,898	88,168
Collateralized mortgage obligations	77,290	275	1,187	76,378
Total	$349,553	$1,500	$7,973	$343,080

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of June 30, 2017 and December 31, 2016, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages. The Bank owns no non-U.S. agency mortgage-backed securities and only one non-U.S. agency corporate collateralized mortgage obligation, which is categorized as held to maturity and had a $1.5 million carrying value as of June 30, 2017.
Our management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In 2013, we recognized other-than-temporary impairment with respect to the non-U.S. agency corporate collateralized mortgage obligation that we hold. As of June 30, 2017, $416,239 of other-than-temporary impairment was recorded.
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

	As of June 30, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$1,104	2.59%	$17,929	2.93%	$—	—%	$19,033	2.91%
Municipal securities	2,831	2.27%	5,553	3.56%	40,659	3.63%	106,471	3.63%	$155,514	3.60%
Mortgage-backed securities	—	—%	60,541	2.25%	58,566	2.54%	—	—%	$119,107	2.39%
Collateralized mortgage obligations	—	—%	70,967	2.55%	43,622	2.67%	20,238	2.69%	$134,827	2.61%
Total	$2,831	2.27%	$138,165	2.46%	$160,776	2.89%	$126,709	3.48%	$428,481	2.92%

61.

	As of December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$7,453	2.30%	$17,430	2.93%	$—	—%	$24,883	2.75%
Municipal securities	732	3.98%	6,103	3.45%	38,634	3.49%	111,170	3.62%	$156,639	3.58%
Mortgage-backed securities	—	—%	74,047	2.02%	14,093	2.27%	—	—%	$88,140	2.06%
Collateralized mortgage obligations	—	—%	27,668	2.92%	26,184	2.68%	22,782	2.98%	$76,634	2.81%
Total	$732	3.98%	$115,271	2.33%	$96,341	3.00%	$133,952	3.50%	$346,296	2.97%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 8.01 years with an estimated effective duration of 4.67 years as of June 30, 2017.
As of June 30, 2017 and December 31, 2016, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.92% as of June 30, 2017 compared to 2.97% as of December 31, 2016. The decrease in average yield as of June 30, 2017, compared to December 31, 2016, was primarily due to decrease in municipal securities as a percentage of the portfolio, as municipal securities typically have a higher yield than do the other types of investment securities we hold. Municipal securities decreased from $156.6 million at a yield of 3.58%, as of December 31, 2016, to $155.5 million at a yield of 3.60%, as of June 30, 2017, representing 36.3% and 45.2% of the total investment portfolio as of June 30, 2017 and December 31, 2016, respectively.

Deposits
We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of June 30, 2017 were $1.65 billion, an increase of $69.6 million, or 4.4%, compared to $1.58 billion as of December 31, 2016.

62.

The following table presents the average balances on deposits for the periods indicated:

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Now and interest-bearing demand accounts	$274,117	$278,521	$(4,404)	(1.58)%
Savings accounts	64,857	59,961	4,896	8.17%
Money market accounts	582,478	482,089	100,389	20.82%
Certificates and other time deposits	331,510	354,949	(23,439)	(6.60)%
Total interest-bearing deposits	1,252,962	1,175,520	77,442	6.59%
Noninterest-bearing demand accounts	368,341	340,240	28,101	8.26%
Total deposits	$1,621,303	$1,515,760	$105,543	6.96%

The aggregate amount of time deposits in denominations of $100,000 or more as of June 30, 2017 and December 31, 2016 was $201.0 million and $218.6 million, respectively.

The scheduled maturities of time deposits greater than $100,000 were as follows:

	As of June 30, 2017
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$55,896	0.83%
3 to 6 months	33,493	0.90%
6 to 12 months	58,971	0.95%
12 to 24 months	31,954	1.18%
24 to 36 months	7,940	1.37%
36 to 48 months	7,282	1.60%
Over 48 months	5,498	1.57%
Total	201,034	1.00%

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2017 and December 31, 2016, total borrowing capacity of $405.8 million and $400.4 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within 5 years. As of June 30, 2017, approximately $974.0 million in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our FHLB borrowings by maturity and weighted average rate as of June 30, 2017:

	Balance	Weighted Average Rate
	(Dollars in thousands)
90 days to less than one year	$25,000	1.06%
After three to five years	161	1.38%
Total	$25,161	1.06%
Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer

63.

loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2017 and December 31, 2016, $150.4 million and $168.3 million, respectively, were available under this arrangement. As of June 30, 2017, approximately $197.0 million in consumer and commercial and industrial loans were pledged as collateral. As of June 30, 2017 and December 31, 2016, no borrowings were outstanding under this arrangement.
Trust Preferred Securities and Other Debentures. We have issued subordinated debentures relating to the issuance of trust preferred securities. In October 2002, we formed Guaranty (TX) Capital Trust II, which issued $3.0 million in trust preferred securities to a third party in a private placement. Concurrent with the issuance of the trust preferred securities, the trust issued common securities to the Company in the aggregate liquidation value of $93,000. The trust invested the total proceeds from the sale of the trust preferred securities and the common securities in $3.1 million of the Company’s junior subordinated debentures, which will mature on October 30, 2032. In July 2006, we formed Guaranty (TX) Capital Trust III, which issued $2.0 million in trust preferred securities to a third party in a private placement. Concurrent with the issuance of the trust preferred securities, the trust issued common securities to the Company in the aggregate liquidation value of $62,000. The trust invested the total proceeds from the sale of the trust preferred securities and the common securities in $2.1 million of the Company’s junior subordinated debentures, which will mature on October 1, 2036. In March 2015, we acquired DCB Trust I, which issued $5.0 million in trust preferred securities to a third party in a private placement. Concurrent with the issuance of the trust preferred securities, the trust issued common securities to the Company in the aggregate liquidation value of $155,000. The trust invested the total proceeds from the sale of the trust preferred securities and the common securities in $5.2 million of the Company’s junior subordinated debentures, which will mature on June 15, 2037.
With certain exceptions, the amount of the principal and any accrued and unpaid interest on the debentures are subordinated in right of payment to the prior payment in full of all of our senior indebtedness. The terms of the debentures are such that they qualify as Tier 1 capital under the Federal Reserve’s regulatory capital guidelines applicable to bank holding companies. Interest on Trust II Debentures is payable at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 3.35%, thereafter. Interest on the Trust III Debentures was payable at a fixed rate per annum equal to 7.43% until October 1, 2016 and is a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 1.67%, thereafter. Interest on the DCB Trust I Debentures is payable at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 1.80%. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity for each of the debentures.

On any interest payment date on or after (1) June 15, 2012 for the DCB Trust I Debentures, (2) October 30, 2012 for the Trust II Debentures and (3) October 1, 2016 for the Trust III Debentures, and before their respective maturity dates, the debentures are redeemable, in whole or in part, for cash at our option on at least 30, but not more than 60, days’ notice at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.
Beginning in July 2015, we have from time to time issued subordinated debentures. All of the debentures pay interest semi-annually and are redeemable before their maturity date at our option, with 30 days’ notice to the holder, for a cash amount equal to the principal amount and all accrued interest. In July 2015, we issued $4.0 million in debentures, of which $3.0 million were issued to directors and other related parties. The $3.0 million of debentures to related parties were repaid in May 2017. The remaining $1.0 million in debentures were issued in the principal amount of $500,000 each, with rates of 2.50% and 4.00%, and maturing in July 2017 and January 2019, respectively. In December 2015, we issued $5.0 million in debentures, of which $2.5 million were issued to directors and other related parties. In May 2017, $2.0 million of the $2.5 million of debentures issued to related parties were repaid. The remaining $3.0 million in debentures were issued in the principal amount of $500,000 each with rates ranging from 3.00% to 5.00% depending on maturity dates, which range from July 1, 2018 to July 1, 2020.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. As of December 31, 2016, we had a $15.0 million revolving line of credit and $10.0 million amortizing note with our correspondent bank.  In March 2017, we renegotiated the loan agreement such that the outstanding balance of our revolving line of credit and amortizing note was converted to a $25.0 million unsecured revolving line of credit. The line of credit bears interest at the prime rate plus 0.50%, with quarterly interest payments, and matures in March 2018. During the second quarter of 2017, we used a portion of the proceeds from our initial

64.

public offering to repay the outstanding balance of the revolving line of credit. Therefore, as of June 30, 2017, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2017 and the year ended December 31, 2016, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2017 and December 31, 2016, we maintained three federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $70 million in federal funds. There were no funds under these lines of credit outstanding as of June 30, 2017 and December 31, 2016. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above provides an additional source of liquidity.
The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $1.9 billion for the six months ended June 30, 2017 and $1.8 billion for the year ended December 31, 2016.

65.

	For the Six Months Ended	For the Year Ended
	June 30, 2017	December 31, 2016
Sources of Funds:
Deposits:
Noninterest-bearing	19.68%	19.15%
Interest-bearing	66.96%	66.16%
Federal funds purchased	—%	0.01%
Advances from FHLB	1.99%	3.53%
Other debt	0.72%	0.74%
Subordinated denentures	0.96%	1.14%
Securities sold under agreements to repurchase	0.66%	0.73%
Accrued interest and other liabilities	0.36%	0.36%
Shareholders’ equity	8.67%	8.18%
Total	100.00%	100.00%

Uses of Funds:
Loans	66.37%	65.80%
Securities available for sale	10.82%	11.17%
Securities held to maturity	9.94%	10.29%
Nonmarketable equity securities	0.39%	0.48%
Federal funds sold	3.45%	2.96%
Interest-bearing deposits in other banks	1.32%	1.44%
Other noninterest-earning assets	7.71%	7.86%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	22.72%	22.45%
Average loans to average deposits	77.32%	77.84%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $127.6 million, or 11.3% for the six months ended June 30, 2017 compared to the same period in 2016. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.
As of June 30, 2017, we had $343.5 million in outstanding commitments to extend credit and $8.8 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2016, we had $297.6 million in outstanding commitments to extend credit and $8.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of June 30, 2017 and December 31, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature, except for the put option associated with shares distributed from our KSOP, which terminated upon consummation of our initial public offering and listing on the NASDAQ Global Select Market in May 2017. As of June 30, 2017, we had cash and cash equivalents of $83.3 million, compared to $127.5 million as of December 31, 2016. The decrease was primarily due to a decrease in federal funds sold of $42.9 million.

66.

Capital Resources
Total shareholders’ equity increased to $204.6 million as of June 30, 2017, compared to $141.9 million as of December 31, 2016 (including KSOP-owned shares), an increase of $62.6 million, or 44.1%. The increase from December 31, 2016 was primarily the result of the issuance of new shares of common stock in connection with our initial public offering in May 2017, as well as $7.5 million in net earnings for the six months ended June 30, 2017, partially offset by the decrease in accumulated other comprehensive loss of $1.8 million, related primarily to decreased value in the unrealized gains on securities held for sale and the payment of dividends of $2.6 million.
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of June 30, 2017 and December 31, 2016, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

67.

The following table presents our regulatory capital ratios as of:

	June 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc.

Total capital (to risk weighted assets)	$210,959	14.95%	$149,468	10.86%
Tier 1 capital (to risk weighted assets)	198,434	14.06%	137,984	10.03%
Tier 1 capital (to average assets)	198,434	10.78%	137,984	7.71%
Common equity tier 1 risk-based capital	188,124	13.33%	127,674	9.28%

Guaranty Bank & Trust

Total capital (to risk weighted assets)	$197,899	13.64%	$173,528	12.63%
Tier 1 capital (to risk weighted assets)	185,374	12.77%	162,044	11.79%
Tier 1 capital (to average assets)	185,374	9.98%	162,044	9.06%
Common equity tier 1 risk-based capital	185,374	12.77%	162,044	11.79%

Contractual Obligations
The following table summarizes contractual obligations and other commitments to make future payments as of June 30, 2017 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of June 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$236,436	$59,255	$20,376	$—	$316,067
Advances from FHLB	25,000	—	161	—	25,161
Other debt	—	—	—	—	—
Subordinated debentures	1,500	2,500	—	10,310	14,310
Total	$262,936	$61,755	$20,537	$10,310	$355,538

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

68.

	As of June 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$2,782	$4,329	$91	$1,566	$8,768
Commitments to extend credit	143,828	45,008	79,797	74,817	343,450
Total	$146,610	$49,337	$79,888	$76,383	$352,218

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.
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

69.

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
On a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a twelve-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Our internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 15.0% for a 100 basis point shift, 20.0% for a 200 basis point shift and 30.0% for a 300 basis point shift.
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	June 30, 2017		December 31, 2016
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(2.71%)	(26.42%)	1.44%	(18.99%)
+200	(1.09%)	(14.72%)	1.42%	(9.58%)
+100	0.21%	(5.79%)	1.19%	(3.45%)
Base	—%	—%	—%	—%
-100	0.48%	(1.55%)	(0.29%)	(1.80%)

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

70.

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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30,		As of December 31,
	2017	2016	2016
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity, including KSOP-owned shares	$204,551	$144,707	$141,914
Adjustments:
Goodwill	(18,742)	(18,601)	(18,742)
Core deposit and other intangibles	(3,016)	(3,557)	(3,308)
Total tangible common equity	$182,793	$122,549	$119,864
Common shares outstanding(1)	11,058,956	8,955,476	8,751,923
Book value per common share	$18.50	$16.16	$16.22
Tangible book value per common share	$16.53	$13.68	$13.70
(1) Excludes the dilutive effect, if any, of 60,273, 9,781 and 8,066 shares of common stock issuable upon exercise of outstanding stock options as of June 30, 2017, June 30, 2016 and December 31, 2016, respectively.
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

71.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, 2017	As of December 31, 2016
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity, including KSOP-owned shares	$204,551	$141,914
Adjustments:
Goodwill	(18,742)	(18,742)
Core deposit and other intangibles	(3,016)	(3,308)
Total tangible common equity	$182,793	$119,864
Tangible Assets
Total assets	$1,912,469	$1,828,336
Adjustments:
Goodwill	(18,742)	(18,742)
Core deposit and other intangibles	$(3,016)	$(3,308)
Total tangible assets	$1,890,711	$1,806,286
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

72.

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

73.

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

Changes in internal control over financial reporting - There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

74.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. The Company intends to defend itself vigorously against any pending or future claims and litigation.

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on the Company combined results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against the Company could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect the Company’s reputation, even if resolved in our favor.

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors previously disclosed in under the caption “Risk Factors” in the Company’s IPO Prospectus filed with the Securities and Exchange Commission on May 9, 2017 pursuant to Rule 424(b) of the Securities Act, in connection with the initial public offering of the Company’s common stock. The Company’s business could be harmed by any of these risks. The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities by the Company during the period covered by this Report that were not registered with the SEC under the Securities Act. In May 2017, during the period covered by this Report, the Company issued and sold 2,300,000 shares of our common stock, including 300,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in the Company’s initial public offering at an offering price of $27.00 per share, for aggregate net proceeds of approximately $57.6 million. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-217176), which was declared effective by the Securities and Exchange Commission on May 8, 2017. Sandler O’Neill + Partners, L.P. and Stephens Inc. acted as underwriters. There has been no material change in the planned use of proceeds from our initial public offering as described in our IPO Prospectus (File No. 333-217176), filed with the Securities and Exchange Commission on May 9, 2017 pursuant to Rule 424(b) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

75.

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

76.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: August 11, 2017	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: August 11, 2017	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

77.