Form 10-Q
period 2017-09-30
GUARANTY BANCSHARES INC /TX/
filed 2017-11-13
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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

As of November 13, 2017, there were 11,058,956 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts)
	(Unaudited)	(Audited)
	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$33,736	$39,605
Federal funds sold	34,250	60,600
Interest-bearing deposits	27,075	27,338
Total cash and cash equivalents	95,061	127,543
Securities available for sale	238,133	156,925
Securities held to maturity	179,081	189,371
Loans held for sale	3,400	2,563
Loans, net	1,294,847	1,233,651
Accrued interest receivable	6,440	7,419
Premises and equipment, net	43,958	44,810
Other real estate owned	1,929	1,692
Cash surrender value of life insurance	18,376	17,804
Deferred tax asset	4,267	4,892
Core deposit intangible, net	2,870	3,308
Goodwill	18,742	18,742
Other assets	16,949	19,616
Total assets	$1,924,053	$1,828,336
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$405,678	$358,752
Interest-bearing	1,211,624	1,218,039
Total deposits	1,617,302	1,576,791
Securities sold under agreements to repurchase	12,920	10,859
Accrued interest and other liabilities	7,601	6,006
Other debt	—	18,286
Federal Home Loan Bank advances	65,157	55,170
Subordinated debentures	13,810	19,310
Total liabilities	1,716,790	1,686,422

Commitments and contingent liabilities
KSOP-owned shares	—	31,661

See accompanying notes to consolidated financial statements.
4.

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts)
	(Unaudited)	(Audited)
	September 30, 2017	December 31, 2016

Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 11,921,298 and 9,616,275 shares issued, 11,058,956 and 8,751,923 shares outstanding, respectively	11,921	9,616
Additional paid-in capital	155,493	101,736
Retained earnings	64,778	57,160
Treasury stock, 862,342 and 864,352 shares at cost	(20,087)	(20,111)
Accumulated other comprehensive loss	(4,842)	(6,487)
	207,263	141,914
Less KSOP-owned shares	—	31,661

Total shareholders' equity	207,263	110,253
Total liabilities and shareholders' equity	$1,924,053	$1,828,336

See accompanying notes to consolidated financial statements.
5.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$15,486	$14,294	$45,115	$40,857
Securities
Taxable	1,545	1,038	4,257	4,298
Nontaxable	919	923	2,761	2,308
Federal funds sold and interest-bearing deposits	215	172	960	528
Total interest income	18,165	16,427	53,093	47,991

Interest expense
Deposits	2,730	2,329	7,761	6,791
FHLB advances and federal funds purchased	157	109	294	277
Subordinated debentures	164	217	559	656
Other borrowed money	12	104	337	452
Total interest expense	3,063	2,759	8,951	8,176

Net interest income	15,102	13,668	44,142	39,815
Provision for loan losses	800	840	2,250	3,240
Net interest income after provision for loan losses	14,302	12,828	41,892	36,575

Noninterest income
Service charges	986	914	2,801	2,625
Net realized gain on securities transactions	—	64	25	82
Net realized gain on sale of loans	589	486	1,490	1,231
Other income	2,127	1,938	6,184	5,664
Total noninterest income	3,702	3,402	10,500	9,602

Noninterest expense
Employee compensation and benefits	6,729	6,370	20,156	19,057
Occupancy expenses	1,938	1,720	5,552	5,196
Other expenses	3,499	3,390	10,409	10,087
Total noninterest expense	12,166	11,480	36,117	34,340

Income before income taxes	5,838	4,750	16,275	11,837
Income tax provision	1,699	1,380	4,644	3,290
Net earnings	$4,139	$3,370	$11,631	$8,547
Basic earnings per share	$0.37	$0.38	$1.17	$0.95
Diluted earnings per share	$0.37	$0.38	$1.16	$0.95

See accompanying notes to consolidated financial statements.
6.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings	$4,139	$3,370	$11,631	$8,547
Other comprehensive income:
Unrealized (losses) gains on securities
Unrealized holding (losses) gains arising during the period	(264)	(115)	2,422	3,990
Amortization of net unrealized gains on held to maturity securities	23	48	58	98
Reclassification adjustment for net gains included in net earnings	—	(105)	(25)	(123)
Tax effect	92	—	(839)	(1,083)
Unrealized (losses) gains on securities, net of tax	(149)	(172)	1,616	2,882
Unrealized holding gains (losses) arising during the period on interest rate swaps	35	34	29	(289)
Total other comprehensive (loss) income	(114)	(138)	1,645	2,593
Comprehensive income	$4,025	$3,232	$13,276	$11,140

See accompanying notes to consolidated financial statements.
7.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock		Additional Paid-in Capital		Retained Earnings		Treasury Stock		Accumulated Other Comprehensive Loss	Less: KSOP-Owned Shares	Total Shareholders’ Equity
For the Nine Months Ended September 30, 2016
Balance at December 31, 2015	$—	$9,616		$101,525		$49,654		$(16,486)		$(6,573)	$(35,384)	$102,352
Net earnings	—	—		—		8,547		—		—	—	8,547
Other comprehensive income	—	—		—		—		—		2,593	—	2,593
Purchase of treasury stock	—	—		—		—		(7,261)		—	(3,000)	(10,261)
Sale of treasury stock	—	—		—		—		8,557		—	—	8,557
Stock based compensation	—	—		162		—		—		—	—	162
Net change in fair value of KSOP shares	—	—		—		—		—		—	(1,539)	(1,539)
Dividends:
Common - $0.26 per share	—	—		—		(2,328)		—		—	—	(2,328)
Balance at September 30, 2016	$—	$9,616		$101,687		$55,873		$(15,190)		$(3,980)	$(39,923)	$108,083

For the Nine Months Ended September 30, 2017
Balance at December 31, 2016	$—	$9,616		$101,736		$57,160		$(20,111)		$(6,487)	$(31,661)	$110,253
Net earnings	—	—		—		11,631		—		—	—	11,631
Other comprehensive income	—	—		—		—		—		1,645	—	1,645
Terminated KSOP put option	—	—		—		—		—		—	34,300	34,300
Exercise of stock options	—	5		55		—		24		—	—	84
Sale of common stock	—	2,300		53,455		—		—		—	—	55,755
Stock based compensation	—	—		247		—		—		—	—	247
Net change in fair value of KSOP shares	—	—		—		—		—		—	(2,639)	(2,639)
Dividends:
Common - $0.39 per share	—	—		—		(4,013)		—		—	—	(4,013)
Balance at September 30, 2017	$—	$11,921	—	$155,493	—	$64,778	—	$(20,087)	—	$(4,842)	$—	$207,263

See accompanying notes to consolidated financial statements.
8.

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net earnings	$11,631	$8,547
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	2,385	2,262
Amortization	782	779
Deferred taxes	(214)	(1,228)
Premium amortization, net of discount accretion	3,581	3,528
Net realized gain on securities transactions	(25)	(82)
Gain on sale of loans	(1,490)	(1,231)
Provision for loan losses	2,250	3,240
Origination of loans held for sale	(50,230)	(43,146)
Proceeds from loans held for sale	50,883	45,158
Write-down of other real estate and repossessed assets	9	107
Net loss (gain) on sale of premises, equipment, other real estate owned and other assets	111	(1,214)
Stock based compensation	247	162
Net change in accrued interest receivable and other assets	1,680	(1,633)
Net change in accrued interest payable and other liabilities	1,624	1,342
Net cash provided by operating activities	23,224	16,591

Cash flows from investing activities
Securities available for sale:
Purchases	(313,177)	(26,140)
Proceeds from sales	213,813	103,942
Proceeds from maturities and principal repayments	18,925	54,021
Securities held to maturity:
Purchases	—	(86,642)
Proceeds from sales	923	1,866
Proceeds from maturities and principal repayments	7,497	15,121
Acquisition of Denton branch, net of cash paid	—	2,399
Net purchases of premises and equipment	(1,678)	(634)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	1,830	2,826
Net increase in loans	(64,438)	(168,154)
Net cash used in investing activities	(136,305)	(101,395)

Cash flows from financing activities
Net change in deposits	40,511	64,536
Net change in securities sold under agreements to repurchase	2,061	(254)
Proceeds from FHLB advances	60,000	120,178
Repayment of FHLB advances	(50,013)	(81,346)
Proceeds from other debt	2,000	10,000
Repayment of other debt	(20,286)	(18,357)
Repayments of debentures	(5,500)	(1,000)
Purchase of treasury stock	—	(7,261)

See accompanying notes to consolidated financial statements.
9.

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Nine Months Ended September 30,
	2017	2016
Sale of treasury stock	—	8,557
Exercise of stock options	84	—
Sale of common stock	55,755	—
Cash dividends	(4,013)	(2,329)
Net cash provided by financing activities	80,599	92,724
Net change in cash and cash equivalents	(32,482)	7,920
Cash and cash equivalents at beginning of period	127,543	111,379
Cash and cash equivalents at end of period	$95,061	$119,299

Supplemental disclosures of cash flow information
Interest paid	$8,958	$1,839
Income taxes paid	4,910	4,610

Supplemental schedule of noncash investing and financing activities
Transfer loans to other real estate owned and repossessed assets	$992	$5,862
Terminated KSOP put option	34,300	—
Net change in fair value of KSOP shares	2,639	1,539

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

Basis of Presentation: The consolidated financial statements in this Quarterly Report on Form 10-Q (this “Report”) include the accounts of Guaranty, the Bank, and their respective other direct and indirect subsidiaries and any other entities in which Guaranty has a controlling interest. The Bank has five wholly-owned non-bank subsidiaries, Guaranty Company, Inc., G B COM, INC., 2800 South Texas Avenue LLC, Pin Oak Realty Holdings, Inc. and Pin Oak Energy Holdings, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting and financial reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.
The consolidated financial statements in this Report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in the Guaranty’s Prospectus filed with the SEC under Rule 424(b) on May 9, 2017, relating to its initial public offering. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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

KSOP Repurchase Right: In accordance with applicable provisions of the Internal Revenue Code, the terms of Guaranty’s employee stock ownership plan with 401(k) provisions (“KSOP”), provided that, for so long as Guaranty was a privately-held company without a public market for its common stock, KSOP participants would have the right, for a specified period of time, to require Guaranty to repurchase shares of its common stock that are distributed to them by the KSOP. This repurchase obligation terminated upon the consummation of Guaranty’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. However, because Guaranty was privately-held without a public market for its common stock as of and for the year ended December 31, 2016, the shares of common stock held by the KSOP are reflected in the Company’s consolidated balance sheet as of December 31, 2016 as a line item called “KSOP-owned shares,” appearing between total liabilities and shareholders’ equity. As a result, the KSOP-owned shares are deducted from shareholders’ equity in the Company’s consolidated balance sheet

(Continued)
11.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

as of December 31, 2016. For all periods following Guaranty’s initial public offering and continued listing of the Company’s common stock on the NASDAQ Global Select Market, the KSOP-owned shares will be included in, and not be deducted from, shareholders’ equity. The termination of the repurchase obligation following the listing of Guaranty’s common stock on the NASDAQ Global Select Market is also reflected in the statement of changes in shareholders’ equity as “terminated KSOP put option.”
Recent Accounting Pronouncements:
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. In addition, the amendments in this ASU provide a detailed framework to assist entities in evaluating whether a set of assets and activities constitutes a business, as well as clarify the definition of the term output so the term is consistent with how outputs are described in Topic 606. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect this pronouncement to have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment changes to be based on the first step in today’s two-step impairment test, thus eliminating step two from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill impairment test. For pubic companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For public companies, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following nine specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; 6) life insurance policies; 7) distributions received from equity method investees; 8) beneficial interests in securitization transactions; and 9) separately identifiable cash flows and application of the predominance principle. The amendments are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to be material to its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public companies, the amendments in this update are effective for fiscal

(Continued)
12.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has assembled a transition team to assess the adoption of this ASU, and has developed a project plan regarding implementation.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption of this ASU is permitted for all entities. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. The Company is in the process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), followed by various amendments: ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in these updates amend existing guidance related to revenue from contracts with customers. The amendments supersede and replace nearly all existing revenue recognition guidance, including industry-specific guidance, establish a new control-based revenue recognition model, change the basis for deciding when revenue is recognized over a time or point in time, provide new and more detailed guidance on specific topics and expand and improve disclosures about revenue. In addition, these amendments specify the accounting for some costs to obtain or fulfill a contract with a customer. The amendments are effective for annual and interim periods beginning after December 15, 2017, and must be retrospectively applied.  The majority of the Company's income consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of the amendments. The Company continues to evaluate the impact of the amendments on the components of noninterest income that have recurring revenue streams; however, the Company does not expect any recognition changes to have a significant impact to its consolidated financial statements.

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
NOTE 3 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity as of September 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$18,842	$178	$—	$19,020
Municipal securities	7,769	—	305	7,464
Mortgage-backed securities	91,801	20	863	90,958
Collateralized mortgage obligations	120,580	493	382	120,691
Total available for sale	$238,992	$691	$1,550	$238,133

Held to maturity:
Municipal securities	$146,993	$2,696	$516	$149,173
Mortgage-backed securities	23,337	278	66	23,549
Collateralized mortgage obligations	8,751	181	503	8,429
Total held to maturity	$179,081	$3,155	$1,085	$181,151

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
The Company’s held to maturity mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a carrying value of $1,470, which had unrealized losses of $503 as of September 30, 2017. These non-agency mortgage-backed securities were rated AAA at purchase. The Company monitors these securities to ensure it has adequate credit support, and the Company records other than temporary impairment (OTTI) as appropriate. The Company does not have the intent to sell these securities and does not expect to sell the securities before their anticipated recovery.

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company did not record any OTTI losses on any of its securities during the nine months ended September 30, 2017 or for the year ended December 31, 2016.

(Continued)
15.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of September 30, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2017	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$—	$—	$—	$—
Municipal securities	—	—	(305)	7,464	(305)	7,464
Mortgage-backed securities	(556)	72,802	(307)	13,913	(863)	86,715
Collateralized mortgage obligations	(244)	42,825	(138)	7,522	(382)	50,347
Total available for sale	$(800)	$115,627	$(750)	$28,899	$(1,550)	$144,526

Held to maturity:
Municipal securities	$(258)	$39,090	$(258)	$13,085	$(516)	$52,175
Mortgage-backed securities	(66)	10,562	—	—	(66)	10,562
Collateralized mortgage obligations	—	—	(503)	2,272	(503)	2,272
Total held to maturity	$(324)	$49,652	$(761)	$15,357	$(1,085)	$65,009

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2016	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(377)	$22,529	$—	$—	$(377)	$22,529
Municipal securities	(622)	7,219	—	—	(622)	7,219
Mortgage-backed securities	(1,047)	44,420	(561)	15,270	(1,608)	59,690
Collateralized mortgage obligations	(437)	55,435	(229)	9,049	(666)	64,484
Total available for sale	$(2,483)	$129,603	$(790)	$24,319	$(3,273)	$153,922

Held to maturity:
Municipal securities	$(3,889)	$98,943	$—	$—	$(3,889)	$98,943
Mortgage-backed securities	(290)	19,983	—	—	(290)	19,983
Collateralized mortgage obligations	—	—	(521)	2,350	(521)	2,350
Total held to maturity	$(4,179)	$118,926	$(521)	$2,350	$(4,700)	$121,276

The number of investment positions in an unrealized loss position totaled 104 and 177 at September 30, 2017 and December 31, 2016, respectively. The securities in a loss position were composed of tax-exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities. Management believes the unrealized loss on the remaining securities is a function of the movement of interest rates since the time of purchase. Based on evaluation of available evidence, including recent changes in interest rates, credit rating information and

(Continued)
16.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment would be reduced and the resulting loss recognized in net income in the period the OTTI is identified. The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be OTTI at September 30, 2017.
Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

As of September 30, 2017, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $221,777 and $259,499 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains and losses are listed below for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds	$199,974	$31,969	$214,736	$109,056
Gross gains	—	96	38	243
Gross losses	—	(32)	(13)	(161)

During the nine months ended September 30, 2017 and 2016, the Company sold three held-to-maturity securities each year. The Company sold these municipal securities based upon internal credit analysis, under the belief that they had experienced significant deterioration in creditworthiness. The risk exposure presented by these municipalities had increased beyond acceptable levels, and the Company determined that it was reasonably possible that all amounts due would not be collected. The credit analysis determined that the municipalities had been significantly impacted because their tax bases are heavily reliant on the energy industry relative to other sectors of the economy. Specifically, the revenues of these municipalities have been adversely impacted by the significant decline in energy prices since 2014. The Company believes the sale of these securities were merited and permissible under the applicable accounting guidelines because of the significant deterioration in the creditworthiness of the issuers.

Sale of securities held to maturity were as follows for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$—	$—	$923	$1,866
Amortized cost	—	—	907	1,842
Gross realized gains	—	—	16	24
Tax expense related to securities gains/losses	—	—	(4)	(7)

(Continued)
17.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The contractual maturities at September 30, 2017 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$2,683	$2,693
Due after one year through five years	1,086	1,096	5,126	5,292
Due after five years through ten years	17,756	17,924	43,228	44,785
Due after ten years	7,769	7,464	95,956	96,403
Mortgage-backed securities	91,801	90,958	23,337	23,549
Collateralized mortgage obligations	120,580	120,691	8,751	8,429
Total Securities	$238,992	$238,133	$179,081	$181,151
NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	September 30, 2017	December 31, 2016
Commercial and industrial	$192,663	$223,997
Real estate:
Construction and development	201,067	129,366
Commercial real estate	393,314	367,656
Farmland	54,349	62,362
1-4 family residential	365,889	362,952
Multi-family residential	23,235	26,079
Consumer	51,711	53,505
Agricultural	24,449	18,901
Overdrafts	698	317
Total loans	1,307,375	1,245,135
Less:
Allowance for loan losses	12,528	11,484
Total net loans	$1,294,847	$1,233,651
As of September 30, 2017 and December 31, 2016, included in total loans above were $1,089 and $1,210 in unamortized loan costs, net of loan fees, respectively.

(Continued)
18.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the nine months ended September 30, 2017, for the year ended December 31, 2016 and for the nine months ended September 30, 2016:

For the nine months ended September 30, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Provision for loan losses	602	762	1,019	(24)	(585)	(15)	149	258	84	2,250
Loans charged-off	(737)	—	(84)	—	(307)	—	(230)	(4)	(117)	(1,479)
Recoveries	116	—	—	—	21	—	95	—	41	273
Ending balance	$1,573	$1,923	$4,199	$458	$3,089	$266	$599	$407	$14	$12,528
Allowance ending balance:
Individually evaluated for impairment	$19	$—	$31	$85	$145	$—	$—	$240	$—	$520
Collectively evaluated for impairment	1,554	1,923	4,168	373	2,944	266	599	167	14	12,008
Ending balance	$1,573	$1,923	$4,199	$458	$3,089	$266	$599	$407	$14	$12,528
Loans:
Individually evaluated for impairment	$354	$—	$4,029	$276	$1,097	$228	$—	$696	$—	$6,680
Collectively evaluated for impairment	192,309	201,067	389,285	54,073	364,792	23,007	51,711	23,753	698	1,300,695
Ending balance	$192,663	$201,067	$393,314	$54,349	$365,889	$23,235	$51,711	$24,449	$698	$1,307,375

For the year ended December 31, 2016	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,878	$1,004	$2,106	$400	$2,839	$325	$562	$138	$11	$9,263
Provision for loan losses	910	162	1,158	82	1,117	(44)	171	15	69	3,640
Loans charged-off	(1,213)	(9)	—	—	(71)	—	(269)	—	(200)	(1,762)
Recoveries	17	4	—	—	75	—	121	—	126	343
Ending balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Allowance ending balance:
Individually evaluated for impairment	$64	$—	$—	$47	$108	$—	$34	$—	$—	$253
Collectively evaluated for impairment	1,528	1,161	3,264	435	3,852	281	551	153	6	11,231
Ending balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Loans:
Individually evaluated for impairment	$231	$1,825	$1,196	$258	$2,588	$5	$200	$15	$—	$6,318
Collectively evaluated for impairment	223,766	127,541	366,460	62,104	360,364	26,074	53,305	18,886	317	1,238,817
Ending balance	$223,997	$129,366	$367,656	$62,362	$362,952	$26,079	$53,505	$18,901	$317	$1,245,135

(Continued)
19.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the nine months ended September 30, 2016	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,878	$1,004	$2,106	$400	$2,839	$325	$562	$138	$11	$9,263
Provision for loan losses	949	134	993	74	916	46	74	(10)	64	3,240
Loans charged-off	(1,196)	(9)	—	—	(25)	—	(170)	—	(119)	(1,519)
Recoveries	14	4	—	—	—	—	103	—	61	182
Ending balance	$1,645	$1,133	$3,099	$474	$3,730	$371	$569	$128	$17	$11,166
Allowance ending balance:
Individually evaluated for impairment	$139	$—	$—	$47	$82	$—	$29	$1	$—	$298
Collectively evaluated for impairment	1,506	1,133	3,099	427	3,648	371	540	127	17	10,868
Ending balance	$1,645	$1,133	$3,099	$474	$3,730	$371	$569	$128	$17	$11,166
Loans:
Individually evaluated for impairment	$236	$—	$1,464	$259	$2,177	$—	$208	$319	$—	$4,663
Collectively evaluated for impairment	224,381	125,045	359,212	61,643	346,224	34,538	54,137	18,904	594	1,224,678
Ending balance	$224,617	$125,045	$360,676	$61,902	$348,401	$34,538	$54,345	$19,223	$594	$1,229,341

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

The following tables summarize the credit exposure in the Company’s consumer and commercial loan portfolios as of:

September 30, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$188,440	$181,879	$388,007	$53,649	$357,814	$21,659	$51,631	$22,525	$1,265,604
Special mention	3,705	19,188	1,030	413	3,059	1,348	362	1,147	30,252
Substandard	518	—	4,277	287	5,016	228	416	777	11,519
Total	$192,663	$201,067	$393,314	$54,349	$365,889	$23,235	$52,409	$24,449	$1,307,375

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

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming as of:

September 30, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$246	$60	$30	$336	$192,327	$192,663	$—
Real estate:
Construction and development	77	—	—	77	200,990	201,067	—
Commercial real estate	—	38	1,521	1,559	391,755	393,314	—
Farmland	2	—	6	8	54,341	54,349	—
1-4 family residential	2,701	838	1,894	5,433	360,456	365,889	—
Multi-family residential	—	—	228	228	23,007	23,235	—
Consumer	617	201	94	912	50,799	51,711	—
Agricultural	66	—	4	70	24,379	24,449	—
Overdrafts	—	—	—	—	698	698	—
Total	$3,709	$1,137	$3,777	$8,623	$1,298,752	$1,307,375	$—

December 31, 2016	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$941	$105	$25	$1,071	$222,926	$223,997	$—
Real estate:
Construction and development	73	—	1,825	1,898	127,468	129,366	—
Commercial real estate	1,629	32	134	1,795	365,861	367,656	—
Farmland	100	26	7	133	62,229	62,362	—
1-4 family residential	3,724	803	1,041	5,568	357,384	362,952	—
Multi-family residential	207	49	—	256	25,823	26,079	—
Consumer	613	205	87	905	52,600	53,505	—
Agricultural	59	—	15	74	18,827	18,901	—
Overdrafts	—	—	—	—	317	317	—
Total	$7,346	$1,220	$3,134	$11,700	$1,233,435	$1,245,135	$—

(Continued)
21.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents information regarding nonaccrual loans as of:

	September 30, 2017	December 31, 2016
Commercial and industrial	$57	$82
Real estate:
Construction and development	—	1,825
Commercial real estate	2,113	415
Farmland	162	176
1-4 family residential	2,716	1,699
Multi-family residential	228	5
Consumer	164	192
Agricultural	315	15
Total	$5,755	$4,409

Impaired Loans and Troubled Debt Restructurings
A troubled debt restructuring (“TDR”) is a restructuring in which a bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with original contractual terms of the loan. Loans with insignificant delays or insignificant short falls in the amount of payments expected to be collected are not considered to be impaired. Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and TDRs.

The outstanding balances of TDRs are shown below:

	September 30, 2017	December 31, 2016
Nonaccrual TDRs	$—	$43
Performing TDRs	316	462
Total	$316	$505
Specific reserves on TDRs	$19	$4

The following tables present loans by class modified as TDRs that occurred during the nine months ended September 30, 2017 and 2016:

Nine Months Ended September 30, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$34	$15
1-4 family residential	1	11	11
Total	2	$45	$26

There were no TDRs that have subsequently defaulted through September 30, 2017. The TDRs described above increased the allowance for loan losses by $19 and resulted in no charge-offs during the nine months ended September 30, 2017.

(Continued)
22.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Nine Months Ended September 30, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$90	$90
Commercial real estate	1	796	796
1-4 family residential	2	189	189
Total	4	$1,075	$1,075

There were no TDRs that subsequently defaulted in 2016. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2016.

The following table presents information about the Company’s impaired loans as of:

September 30, 2017	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$325	$325	$—	$381
Real estate:
Construction and development	—	—	—	415
Commercial real estate	3,746	3,746	—	4,363
Farmland	120	120	—	106
1-4 family residential	231	231	—	1,288
Multi-family residential	228	228	—	166
Consumer	—	—	—	81
Agricultural	397	397	—	380
Subtotal	5,047	5,047	—	7,180
With allowance recorded:
Commercial and industrial	29	29	19	411
Real estate:
Construction and development	—	—	—	10
Commercial real estate	283	283	31	580
Farmland	156	156	85	122
1-4 family residential	866	866	145	867
Multi-family residential	—	—	—	26
Consumer	—	—	—	56
Agricultural	299	299	240	176
Subtotal	1,633	1,633	520	2,248
Total	$6,680	$6,680	$520	$9,428

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
During the nine months ended September 30, 2017 and 2016, total interest income and cash-based interest income recognized on impaired loans was minimal.

NOTE 5 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At September 30, 2017 and December 31, 2016, securities sold under agreements to repurchase totaled $12,920 and $10,859, respectively.

The Company has a $25.0 million revolving line of credit, which had an outstanding balance of $0 at quarter end, bears interest at the prime rate plus 0.50%, with interest payable quarterly, and matures in March 2018.

(Continued)
24.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 6 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	September 30, 2017	December 31, 2016
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	3,500	9,000
	$13,810	$19,310

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

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at September 30, 2017 and December 31, 2016. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Other debentures
In July 2015, the Company issued $4,000 in debentures, of which $3,000 were issued to directors and other related parties. The $3,000 of debentures to related parties were repaid in May 2017 and a $500 par value debenture, which carried a rate of 2.5%, matured and was repaid in July 2017. The remaining $500 debenture has a rate of 4.00% and a maturity date of January 1, 2019. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties. In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty’s initial public offering. The remaining $3,000 of debentures were issued at par value of $500 each with rates ranging from 3.00% to 5.00% and maturity dates from July 1, 2018 to July 1, 2020. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

(Continued)
26.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7 - STOCK OPTIONS

The Company’s 2015 Equity Incentive Plan (the “Plan”) which was adopted by the Company and approved by its shareholders in April 2015, amended and restated the Company’s 2014 Stock Option Plan. The maximum number of shares of common stock that may be issued pursuant to stock-based awards under the Plan equals 1,000,000 shares, all of which may be subject to incentive stock option treatment. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Currently outstanding option awards have vesting periods ranging from 5 to 10 years and have 10-year contractual terms.

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

A summary of activity in the Plan during the nine months ended September 30, 2017 and 2016 follows:

Nine Months Ended September 30, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	340,377	$23.43	7.34	$194
Granted	150,598	27.64	9.62	657
Exercised	(7,033)	11.94	4.48	141
Forfeited	(6,000)	23.17	7.13	53
Balance, September 30, 2017	477,942	$24.93	7.57	$3,376

Exercisable at end of period	98,044	$23.45	6.17	$838

Nine Months Ended September 30, 2016	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	314,391	$23.28	8.00	$225
Granted	37,500	23.44	9.50	21
Forfeited	(19,000)	23.16	8.15	16
Balance, September 30, 2016	332,891	$23.31	7.45	$230

Exercisable at end of period	58,491	$21.24	6.53	$161

(Continued)
27.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A summary of nonvested activity in the Plan during the nine months ended September 30, 2017 and 2016 follows:

Nine Months Ended September 30, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	250,700	$23.73	7.65	$69
Granted	150,598	27.64	9.62	657
Vested	(17,400)	23.13	7.91	154
Forfeited	(4,000)	23.17	7.13	53
Balance, September 30, 2017	379,898	$25.31	7.93	$2,538

Nine Months Ended September 30, 2016	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	267,200	$23.72	8.22	$76
Granted	37,500	23.44	9.50	21
Vested	(13,500)	23.00	8.59	14
Forfeited	(16,800)	23.16	8.15	16
Balance, September 30, 2016	274,400	$23.75	7.65	$69

Information related to the Plan is as follows for the nine months ended:

September 30, 2017
Intrinsic value of options exercised	$141
Cash received from options exercised	84
Tax benefit realized from options exercised	—
Weighted average fair value of options granted	5.40

As of September 30, 2017, there was $1,963 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 4.43 years.

The Company granted options under the Plan during the first nine months of 2016 and 2017. Expense of $247 and $162 was recorded during the nine months ended September 30, 2017 and 2016, respectively.

NOTE 8 - EMPLOYEE BENEFITS

KSOP
The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. As of December 31, 2016, the plan included a repurchase obligation, or “put option”, which is a right to demand that the sponsor repurchase shares of employer stock distributed to the participant under the terms of the plan, for which there was no public market for such shares, of an established cash price. This put option was terminated upon completion of Guaranty’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. Guaranty’s total contributions accrued or paid during the nine months ended September 30, 2017 and 2016 totaled $739 and $727, respectively.

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

As of September 30, 2017 and December 31, 2016, the number of shares held by the KSOP were 1,314,277 and 1,319,225, respectively. There were no unallocated shares to plan participants as of September 30, 2017 and there were 50,000 shares unallocated to plan participants as of December 31, 2016.  During the nine months ended September 30, 2017 and 2016, the Company did not repurchase any shares from KSOP participants that received distributions of shares from the KSOP which were subject to the put option that applied to the KSOP shares before we were publicly traded. All shares held by the KSOP were treated as outstanding at each of the respective period ends.

Executive Incentive Retirement Plan
The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $18,376 and $17,804 as of September 30, 2017 and December 31, 2016, respectively.

Expense related to these plans totaled $381 and $329 for the nine months ended September 30, 2017 and 2016, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $2,361 and $2,002 as of September 30, 2017 and December 31, 2016, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan
The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The Bonus Plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the nine months ended September 30, 2017 and 2016 totaled $1,718 and $1,451, respectively and is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 9 - INCOME TAXES

Income tax expenses were as follows for:

	Nine Months Ended September 30,
	2017	2016
Income tax expense for the period	$4,644	$3,290
Effective tax rate	28.54%	27.79%

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

The Company is exposed to credit related losses in the event of nonperformance by the counterparties to those agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail to perform their respective obligations.

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

Interest rate swaps with notional amounts totaling $5,000 as of September 30, 2017 and December 31, 2016, were designated as cash flow hedges of the debentures and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income.

Therefore, the aggregate fair value of the swaps is recorded in accrued interest and other liabilities within the Company’s consolidated balance sheets with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures was as follows as of:

September 30, 2017:
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	October 1, 2016	8.51	$340
$3,000	7.505%	3 month LIBOR plus 3.35%	October 30, 2012	5.08	$326

December 31, 2016:
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	October 1, 2016	9.25	$342
$3,000	7.505%	3 month LIBOR plus 3.35%	October 30, 2012	5.83	$353

Interest expense recorded on these swap transactions totaled $559 and $656 during the nine months ended September 30, 2017 and 2016, respectively, and is reported as a component of interest expense on the debentures. At September 30, 2017, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2017.

(Continued)
30.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in its consolidated balance sheets. These transactions are referred to as “off-balance sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

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

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2017 and December 31, 2016, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	September 30, 2017	December 31, 2016
Commitments to extend credit	$339,872	$297,607
Letters of credit	9,334	8,879

Litigation
The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit
At September 30, 2017, the Company had letters of credit of $52,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total capital to risk-weighted assets:
Consolidated	$213,905	14.62%	$117,065	8.00%		n/a
Bank	202,722	13.85%	117,078	8.00%	$146,348	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	201,377	13.76%	87,799	6.00%		n/a
Bank	190,194	13.00%	87,809	6.00%	117,078	8.00%
Tier 1 capital to average assets:
Consolidated	201,377	10.68%	75,457	4.00%		n/a
Bank	190,194	10.08%	75,465	4.00%	94,331	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	191,067	13.06%	65,849	4.50%		n/a
Bank	190,195	13.11%	65,307	4.50%	94,333	6.50%

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital to risk-weighted assets:
Consolidated	$149,468	10.86%	$110,083	8.00%		n/a
Bank	173,528	12.63%	109,947	8.00%	$137,434	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	137,984	10.03%	82,562	6.00%		n/a
Bank	162,044	11.79%	82,460	6.00%	109,947	8.00%
Tier 1 capital to average assets:
Consolidated	137,984	7.71%	71,560	4.00%		n/a
Bank	162,044	9.06%	71,505	4.00%	89,381	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	127,674	9.28%	61,922	4.50%		n/a
Bank	162,044	11.79%	61,845	4.50%	89,332	6.50%

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, (1) introduce a new capital measure called “Common Equity Tier 1” (“CETI”), (2) specify that Tier 1 capital consist of Common Equity Tier 1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (3) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (4) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for the Company on January 1, 2015, with certain transition provisions to be fully phased in by January 1, 2019.

Starting in January 2016, the implementation of the capital conservation buffer became effective for the Company starting at the 0.625% level and increases 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases

(Continued)
32.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

the minimum required risk-weighted capital ratios. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table above) of total, CETI and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2017 and December 31, 2016 that the Company met all capital adequacy requirements to which it was subject.

As of September 30, 2017 and December 31, 2016, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since September 30, 2017 that management believes have changed the Bank’s capital category under the regulatory framework for prompt corrective action.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier 1 capital at September 30, 2017 and December 31, 2016. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

Dividends paid by Guaranty are mainly provided by dividends from its subsidiaries. However, certain regulatory restrictions exist regarding the ability of its bank subsidiary to transfer funds to Guaranty in the form of cash dividends, loans or advances. The amount of dividends that a subsidiary bank organized as a national banking association, such as the Bank, may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years.

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on the present value of estimated future cash flows using the loan's existing rate or, if repayment is expected solely from the collateral, the fair value of collateral, less costs to sell. The fair value of real estate collateral is determined using recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant (Level 3).  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3).  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of September 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$90,958	$—	$90,958	$—
Collateralized mortgage obligations	120,691	—	120,691	—
Municipal securities	7,464	—	7,464	—
Corporate bonds	19,020	—	19,020	—
Derivative instruments	(666)	—	(666)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	6,160	—	—	6,160
Other real estate owned	1,929	—	—	1,929

As of December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$59,690	$—	$59,690	$—
Collateralized mortgage obligations	65,133	—	65,133	—
Municipal securities	7,219	—	7,219	—
Corporate bonds	24,883	—	24,883	—
U.S. treasury securities	—	—	—	—
Derivative instruments	(695)	—	(695)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	6,065	—	—	6,065
Other real estate owned	1,692	—	—	1,692

There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2017 or for the year ended December 31, 2016.

Nonfinancial Assets and Nonfinancial Liabilities
Nonfinancial assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2017 and 2016 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

(Continued)
35.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	September 30, 2017	December 31, 2016	September 30, 2016
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$544	$78	$67
Charge-offs recognized in the allowance for loan losses	(175)	(11)	(11)
Fair value of foreclosed assets remeasured at initial recognition	$369	$67	$56

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$170	$180
Write-downs included in collection and other real estate owned expense	—	(69)	(79)
Fair value of foreclosed assets remeasured subsequent to initial recognition	$—	$101	$101

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
September 30, 2017
Impaired loans	$6,160	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (5.3%)
Other real estate owned	$1,929	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2016
Impaired loans	$6,065	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 40%-50% (42%)
Other real estate owned	$1,692	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

(Continued)
36.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of September 30, 2017 and December 31, 2016, are as follows:

	Fair value measurements as of September 30, 2017 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$95,061	$67,986	$27,075	$—	$95,061
Marketable securities held to maturity	179,081	—	181,151	—	181,151
Loans, net	1,294,847	—	—	1,293,992	1,293,992
Accrued interest receivable	6,440	—	6,440	—	6,440
Nonmarketable equity securities	9,379	—	9,379	—	9,379
Cash surrender value of life insurance	18,376	—	18,376	—	18,376
Financial liabilities:
Deposits	$1,617,302	$1,305,206	$305,084	$—	$1,610,290
Securities sold under repurchase agreements	12,920	—	12,920	—	12,920
Accrued interest payable	883	—	883	—	883
Federal Home Loan Bank advances	65,157	—	64,856	—	64,856
Subordinated debentures	13,810	—	11,445	—	11,445

	Fair value measurements as of December 31, 2016 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$127,543	$100,205	$27,338	$—	$127,543
Marketable securities held to maturity	189,371	—	186,155	—	186,155
Loans, net	1,233,651	—	—	1,235,306	1,235,306
Accrued interest receivable	7,419	—	7,419	—	7,419
Nonmarketable equity securities	10,500	—	10,500	—	10,500
Cash surrender value of life insurance	17,804	—	17,804	—	17,804
Financial liabilities:
Deposits	$1,576,791	$1,234,875	$342,615	$—	$1,577,490
Securities sold under repurchase agreements	10,859	—	10,859	—	10,859
Accrued interest payable	889	—	889	—	889
Other debt	18,286	—	18,286	—	18,286
Federal Home Loan Bank advances	55,170	—	55,160	—	55,160
Subordinated debentures	19,310	—	16,809	—	16,809

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

(Continued)
38.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net earnings (basic)	$4,139	$3,370	$11,631	$8,547
Net earnings (diluted)	$4,139	$3,370	$11,631	$8,547

Denominator:
Weighted-average shares outstanding (basic)	11,058,956	8,955,476	9,951,767	8,991,671
Effect of dilutive securities:
Common stock equivalent shares from stock options	105,473	9,581	75,505	9,581
Weighted-average shares outstanding (diluted)	11,164,429	8,965,057	10,027,272	9,001,252

Net earnings per share
Basic	$0.37	$0.38	$1.17	$0.95
Diluted	$0.37	$0.38	$1.16	$0.95

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
We currently operate 26 banking locations in the Dallas/Fort Worth, East Texas and Central Texas regions of the state. Our growth has been consistent and primarily organic. Our principal executive office is located at 201 South Jefferson Street, Mount Pleasant, Texas 75455, and our telephone number is (903) 572-9881. Our website address is www.gnty.com. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.
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
We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates, and the potential sensitivity of our consolidated financial statements to those judgments and assumptions, is critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.
Loans and Allowance for Loan Losses
Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Fees associated with the origination of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.
The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. A loan may continue to accrue interest, even if it is more than 90 days past due, if the loan is both well collateralized and it is in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured in accordance with the terms of the loan agreement.
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
In general, the loans in our portfolio have low historical credit losses. The credit quality of loans in our portfolios is impacted by delinquency status and debt service coverage generated by our borrowers’ businesses and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding

41.

for some period of time, a process we refers to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. We consider the majority of our loans to be “seasoned” and that the credit quality and current level of delinquencies and defaults represents the level of reserve needed in the allowance for loan losses. If delinquencies and defaults were to increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.
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
Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. As of September 30, 2017 and December 31, 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
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
Real estate loans are also subject to underwriting standards and processes similar to commercial and industrial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate collateral. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are generally diverse in terms of type and geographic location throughout the State of Texas. This diversity helps us reduce the exposure to adverse economic events that affect any single market or industry.
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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Discussion and Analysis of Results of Operations for the Nine Months Ended September 30, 2017 and 2016
Results of Operations
The following discussion and analysis of our results of operations compares our results of operations for the nine months ended September 30, 2017 with the nine months ended September 30, 2016. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.
Net earnings were $11.6 million for the nine months ended September 30, 2017, as compared to $8.5 million for the nine months ended September 30, 2016. The following table presents key earnings data for the periods indicated:

43.

	For the Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands, except per share data)
Net earnings	$11,631	$8,547
Net earnings per common share
-basic	1.17	0.95
-diluted	1.16	0.95
Net interest margin(1)	3.37%	3.25%
Net interest rate spread(2)	3.15%	3.06%
Return on average assets	0.82%	0.65%
Return on average equity	8.74%	7.89%
Average equity to average total assets	9.42%	8.19%
Dividend payout ratio	33.33%	27.37%
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
Net interest income for the nine months ended September 30, 2017 was $44.1 million compared to $39.8 million for the nine months ended September 30, 2016, an increase of $4.3 million, or 10.9%. The increase in net interest income was comprised of a $5.1 million, or 10.6%, increase in interest income offset by a $775,000, or 9.5%, increase in interest expense. The growth in interest income was primarily attributable to a $110.6 million, or 9.5%, increase in average loans outstanding for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, further improved by a 0.04% increase in the average yield on total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets and continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Bryan/College Station markets. The $775,000 increase in interest expense for the nine months ended September 30, 2017 was primarily related to a $74.1 million, or 6.33%, increase in average interest-bearing deposits over the same period in 2016. The majority of this increase was due to organic growth, primarily in savings and money market accounts, driven in part by favorable rates that were offered in our Bryan/College Station and Dallas/Fort Worth metroplex markets. For the nine months ended September 30, 2017, net interest margin and net interest spread were 3.37% and 3.15%, respectively, compared to 3.25% and 3.06% for the same period in 2016, which reflects the increases in interest income discussed above relative to the increases in interest expense.
Average Balance Sheet Amounts, Interest Earned and Yield Analysis
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2017 and 2016, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

44.

	For the Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earnings assets:
Total loans(1)	$1,269,387	$45,115	4.75%	$1,158,807	$40,857	4.71%
Securities available for sale	216,908	3,678	2.27%	216,744	3,057	1.88%
Securities held to maturity	184,269	3,340	2.42%	179,963	3,549	2.63%
Nonmarketable equity securities	7,012	379	7.23%	8,452	193	3.05%
Interest-bearing deposits in other banks	72,948	581	1.06%	74,525	335	0.60%
Total interest-earning assets	1,750,524	$53,093	4.06%	1,638,491	$47,991	3.91%
Allowance for loan losses	(12,040)			(10,654)
Noninterest-earnings assets	144,937			137,796
Total assets	$1,883,421			$1,765,633
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,243,536	$7,761	0.83%	$1,169,468	$6,791	0.78%
Advances from FHLB and fed funds purchased	41,661	294	0.94%	65,503	240	0.49%
Other debt	8,973	300	4.48%	13,650	452	4.42%
Subordinated debentures	16,607	559	4.50%	20,642	656	4.25%
Securities sold under agreements to repurchase	12,937	37	0.38%	12,264	37	0.40%
Total interest-bearing liabilities	1,323,714	$8,951	0.90%	1,281,527	$8,176	0.85%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	375,655			333,640
Accrued interest and other liabilities	6,650			5,939
Total noninterest-bearing liabilities	382,305			339,579
Shareholders’ equity	177,402			144,527
Total liabilities and shareholders’ equity	$1,883,421			$1,765,633
Net interest rate spread(2)			3.15%			3.06%
Net interest income		$44,142			$39,815
Net interest margin(3)			3.37%			3.25%
(1) Includes average outstanding balances of loans held for sale of $3.5 million and $3.2 million for the nine months ended September 30, 2017 and 2016, respectively.
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

45.

	For the Nine Months Ended September 30, 2017 vs. 2016
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$5,255	$(997)	$4,258
Securities available for sale	4	617	621
Securities held to maturity	104	(313)	(209)
Nonmarketable equity securities	(104)	290	186
Interest-earning deposits in other banks	(17)	263	246
Total increase (decrease) in interest income	$5,242	$(140)	$5,102

Interest-bearing liabilities:
Interest-bearing deposits	$618	$352	$970
Advances from FHLB and fed funds purchased	(225)	279	54
Other debt	(209)	58	(151)
Subordinated debentures	(182)	84	(98)
Securities sold under agreements to repurchase	3	(3)	—
Total increase in interest expense	5	770	775
Increase (decrease) in net interest income	$5,237	$(910)	$4,327

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
The provision for loan losses for the nine months ended September 30, 2017 was $2.3 million compared to $3.2 million for the nine months ended September 30, 2016. The decrease in the provision expense was related to one large loan relationship whose repayment ability deteriorated in the prior year, thus increasing a specific reserve allocated to the borrower during the prior year. Net charge offs were $1.2 million for the nine months ended September 30, 2017 compared to $1.3 million for the same period in 2016. The amount of net charge offs during the nine months ended September 30, 2017 resulted primarily from two relationships totaling approximately $700,000, as well as smaller charge off amounts in our single family and consumer loan portfolios. The amount of net charge offs during the nine months ended September 30, 2016 resulted primarily from one relationship, totaling approximately $1.2 million, that was charged off during the third quarter of 2016.
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
The following table presents components of noninterest income for the nine months ended September 30, 2017 and 2016 and the period-over-period variations in the categories of noninterest income:

46.

	For the Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,801	$2,625	$176
Merchant and debit card fees	2,301	2,026	275
Fiduciary income	1,055	1,058	(3)
Gain on sales of loans	1,490	1,231	259
Bank-owned life insurance income	347	337	10
Gain on sales of investment securities	25	82	(57)
Loan processing fee income	454	473	(19)
Other noninterest income	2,027	1,770	257
Total noninterest income	$10,500	$9,602	$898

Total noninterest income increased $898,000, or 9.35%, for the nine months ended September 30, 2017 compared to the same period in 2016. Material changes in the components of noninterest income are discussed below.
Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $2.8 million for the nine months ended September 30, 2017, which increased over the same period in 2016 by $176,000, or 6.7%. This increase in service charges was due in part to our deposit growth during the same period and a new deposit service charge and fee schedule implemented during February 2017.
Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $2.3 million for the nine months ended September 30, 2017, compared to $2.0 million for the same period in 2016, an increase of $275,000, or 13.6%. The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during 2017.
Gain on Sales of Loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 270 loans for $49.4 million for the nine months ended September 30, 2017 compared to 224 loans for $43.2 million for the nine months ended September 30, 2016. Gain on sale of loans was $1,490,000 for the nine months ended September 30, 2017, an increase of $259,000, or 21.0%, compared to $1,231,000 for the same period in 2016, which reflects an increase in mortgage volume and the number of loans sold.
Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $257,000, or 14.5%, for the nine months ended September 30, 2017, compared to the same period in 2016 due primarily to the growth in our loan portfolio and increased mortgage origination volume causing an increase in fee income generated from loan administration fees and income from mortgage loan origination and processing fees.
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
For the nine months ended September 30, 2017, noninterest expense totaled $36.1 million, an increase of $1.8 million, or 5.17%, compared to $34.3 million for the nine months ended September 30, 2016. The following table presents, for the periods indicated, the major categories of noninterest expense:

47.

	For the Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Employee compensation and benefits	$20,156	$19,057	$1,099
Non-staff expenses:
Occupancy expenses	5,552	5,196	356
Amortization	781	719	62
Software and Technology	1,533	1,368	165
FDIC insurance assessment fees	527	900	(373)
Legal and professional fees	1,472	1,358	114
Advertising and promotions	879	752	127
Telecommunication expense	412	438	(26)
ATM and debit card expense	766	705	61
Director and committee fees	760	680	80
Other noninterest expense	3,279	3,167	112
Total noninterest expense	$36,117	$34,340	$1,777

Material changes in the components of noninterest expense are discussed below.
Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $20.2 million for the nine months ended September 30, 2017, an increase of $1,099,000, or 5.8%, compared to $19.1 million for the same period in 2016. The increase was due primarily to an increase in per employee salaries, as well as increased health insurance expenses, bonus expense, benefit plan expenses and payroll taxes. As of September 30, 2017 and 2016, we had 397 and 395 full-time equivalent employees, respectively, an increase of two employees.
Occupancy Expenses. Occupancy expenses were $5.6 million and $5.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase of $356,000, or 6.9%, resulted primarily from additional lease expense of banking centers totaling $181,000 and an increase in ad valorem taxes of $90,000, primarily associated with repossessed assets.
Software and Technology. Software and technology expenses increased $165,000, or 12.06%, from $1.37 million for the nine months ended September 30, 2016 to $1.53 million for the nine months ended September 30, 2017. The increase is attributable primarily to incremental processing fees resulting from growth in volume of our loan and deposit accounts.
FDIC Insurance Assessment Fees. FDIC assessment fees were $527,000 and $900,000 for the nine months ended September 30, 2017 and 2016, respectively. The decrease of $373,000, or 41.4%, resulted from the effect of an update in our accounting methodology during 2016 related to accrual of the assessment fees and an increased one time expense in the prior period.
Advertising and Promotions. Advertising and promotion related expenses were $879,000 and $752,000 for the nine months ended September 30, 2017 and 2016, respectively. The increase of $127,000, or 16.9%, was primarily due to increases in advertising expense in our growth markets, especially Dallas/Fort Worth and Bryan/College Station.
Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased to $3.3 million for the nine months ended September 30, 2017, compared to $3.2 million for the same period in 2016, an increase of $112,000, or 3.5%. The increase was primarily due to additional stock appreciation rights and stock option expenses of $306,000 during the

48.

comparable periods, partially offset by a decrease in loan and filing fee expenses of $168,000 during the comparable periods, resulting from both processing efficiencies and a reduction in appraisal review costs by reviewing the appraisals internally, rather than through a third party vendor.
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
For the nine months ended September 30, 2017 and 2016, income tax expense totaled $4.6 million and $3.3 million, respectively. Our effective tax rates for the nine months ended September 30, 2017 and 2016 were 28.54% and 27.79%, respectively.
Discussion and Analysis of Results of Operations for the Three Months Ended September 30, 2017 and 2016
Results of Operations
The following discussion and analysis of our results of operations compares our results of operations for the three months ended September 30, 2017 with the three months ended September 30, 2016. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.
Net earnings were $4.1 million for the three months ended September 30, 2017, as compared to $3.4 million for the three months ended September 30, 2016. The following table presents key earnings data for the periods indicated:

	For the Three Months Ended September 30,
	2017	2016
	(Dollars in thousands, except per share data)
Net earnings	$4,139	$3,370
Net earnings per common share
-basic	0.37	0.38
-diluted	0.37	0.38
Net interest margin(1)	3.38%	3.26%
Net interest rate spread(2)	3.13%	3.07%
Return on average assets	0.87%	0.75%
Return on average equity	7.99%	9.20%
Average equity to average total assets	10.86%	8.16%
(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
Net Interest Income
Net interest income for the three months ended September 30, 2017 was $15.1 million compared to $13.7 million for the three months ended September 30, 2016, an increase of $1.4 million, or 10.5%. The increase in net interest income was comprised of a $1.7 million, or 10.6%, increase in interest income offset by a $304,000, or 11.0%, increase in interest expense. The growth in interest income was primarily attributable to a $76.7 million, or 6.3%, increase in average loans outstanding for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, and further improved by a 0.07% increase in the average yield on total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets and continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Bryan/College Station markets. The $304,000

49.

increase in interest expense for the three months ended September 30, 2017 was primarily related to a $62.9 million, or 5.4%, increase in average interest-bearing deposits over the same period in 2016, and an increase in the average rate of 0.08%. The majority of this increase was due to organic growth, primarily in money market accounts, driven in part by favorable rates that were offered in our Bryan/College Station and Dallas/Fort Worth metroplex markets. For the three months ended September 30, 2017, net interest margin and net interest spread were 3.38% and 3.13%, respectively, compared to 3.26% and 3.07% for the same period in 2016, which reflects the increases in interest income discussed above relative to the increases in interest expense.
Average Balance Sheet Amounts, Interest Earned and Yield Analysis
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2017 and 2016, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

50.

	For the Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earnings assets:
Total loans(1)	$1,300,307	$15,486	4.72%	$1,223,611	$14,294	4.65%
Securities available for sale	245,409	1,376	2.22%	163,563	709	1.72%
Securities held to maturity	180,737	1,088	2.39%	196,003	1,252	2.54%
Nonmarketable equity securities	6,541	59	3.58%	8,816	61	2.75%
Interest-bearing deposits in other banks	40,997	156	1.51%	75,112	111	0.59%
Total interest-earning assets	1,773,991	$18,165	4.06%	1,667,105	$16,427	3.92%
Allowance for loan losses	(12,492)			(11,843)
Noninterest-earnings assets	145,958			140,087
Total assets	$1,907,457			$1,795,349
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,224,991	$2,730	0.88%	$1,162,060	$2,329	0.80%
Advances from FHLB and fed funds purchased	50,420	157	1.24%	93,001	97	0.41%
Other debt	—	—	—%	10,000	104	4.14%
Subordinated debentures	13,821	164	4.71%	20,310	217	4.25%
Securities sold under agreements to repurchase	14,262	12	0.33%	11,952	12	0.40%
Total interest-bearing liabilities	1,303,494	$3,063	0.93%	1,297,323	$2,759	0.85%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	390,043			344,721
Accrued interest and other liabilities	6,798			6,752
Total noninterest-bearing liabilities	396,841			351,473
Shareholders’ equity	207,122			146,553
Total liabilities and shareholders’ equity	$1,907,457			$1,795,349
Net interest rate spread(2)			3.13%			3.07%
Net interest income		$15,102			$13,668
Net interest margin(3)			3.38%			3.26%
(1) Includes average outstanding balances of loans held for sale of $2.1 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively.
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

51.

	For the Three Months Ended September 30, 2017 vs. 2016
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$3,624	$(2,432)	$1,192
Securities available for sale	1,821	(1,154)	667
Securities held to maturity	(365)	201	(164)
Nonmarketable equity securities	(81)	79	(2)
Interest-earning deposits in other banks	(515)	560	45
Total increase (decrease) in interest income	$4,484	$(2,746)	$1,738

Interest-bearing liabilities:
Interest-bearing deposits	$556	$(155)	$401
Advances from FHLB and fed funds purchased	(526)	586	60
Other debt	—	(104)	(104)
Subordinated debentures	(305)	252	(53)
Securities sold under agreements to repurchase	8	(8)	—
Total increase (decrease) in interest expense	(267)	571	304
Increase (decrease) in net interest income	$4,751	$(3,317)	$1,434

Provision for Loan Losses
The provision for loan losses for the three months ended September 30, 2017 was $800,000 compared to $840,000 for the three months ended September 30, 2016. Net charge offs were $1.0 million for the three months ended September 30, 2017 compared to $1.3 million for the same period in 2016. Two relationships totaling approximately $700,000 were charged off during the third quarter of 2017 and one relationship totaling approximately $1.2 million was charged off during the third quarter of 2016.
Noninterest Income
The following table presents components of noninterest income for the three months ended September 30, 2017 and 2016 and the period-over-period variations in the categories of noninterest income:

	For the Three Months Ended September 30,		Increase (Decrease)
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$986	$914	$72
Merchant and debit card fees	778	690	88
Fiduciary income	362	364	(2)
Gain on sales of loans	589	486	103
Bank-owned life insurance income	116	112	4
Gain (loss) on sales of investment securities	—	64	(64)
Loan processing fee income	146	161	(15)
Other noninterest income	725	611	114
Total noninterest income	$3,702	$3,402	$300

52.

Total noninterest income increased $300,000, or 8.8%, for the three months ended September 30, 2017 compared to the same period in 2016. Material changes in the components of noninterest income are discussed below.
Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $986,000 for the three months ended September 30, 2017, which increased over the same period in 2016 by $72,000, or 7.9%. This increase in service charges was due in part to our deposit growth during the same period and a new deposit service charge and fee schedule implemented during February 2017.
Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $778,000 for the three months ended September 30, 2017 compared to $690,000 for the same period in 2016, an increase of $88,000, or 12.8%. The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during 2017.
Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 109 loans for $19.9 million for the three months ended September 30, 2017 compared to 92 loans for $16.2 million for the three months ended September 30, 2016. Gain on sale of loans was $589,000 for the three months ended September 30, 2017, an increase of $103,000, or 21.2%, compared to $486,000 for the same period in 2016, which reflects an increase in mortgage volume and the number of loans sold.
Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $114,000, or 18.7%, for the three months ended September 30, 2017 compared to the same period in 2016 due primarily to the growth in our loan portfolio and increased mortgage origination volume causing an increase in fee income generated from loan administration fees and income from mortgage loan origination and processing fees.
Noninterest Expense
For the three months ended September 30, 2017, noninterest expense totaled $12.2 million, an increase of $686,000, or 6.0%, compared to $11.5 million for the three months ended September 30, 2016. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase (Decrease)
	2017	2016	2017 v. 2016
	(Dollars in thousands)
Employee compensation and benefits	$6,729	$6,370	$359
Non-staff expenses:
Occupancy expenses	1,938	1,720	218
Amortization	258	240	18
Software and Technology	533	451	82
FDIC insurance assessment fees	162	300	(138)
Legal and professional fees	692	481	211
Advertising and promotions	303	278	25
Telecommunication expense	128	130	(2)
ATM and debit card expense	253	203	50
Director and committee fees	253	222	31
Other noninterest expense	917	1,085	(168)
Total noninterest expense	$12,166	$11,480	$686

Material changes in the components of noninterest expense are discussed below.

53.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $6.7 million for the three months ended September 30, 2017, an increase of $359,000, or 5.6%, compared to $6.4 million for the same period in 2016. The increase was due primarily to an increase in per employee salaries, as well as increased health insurance expenses, benefit plan expenses and payroll taxes. As of September 30, 2017 and 2016, we had 397 and 395 full-time equivalent employees, respectively, an increase of two employees.
Occupancy Expenses. Occupancy expenses were $1.9 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively. The increase of $218,000, or 12.7%, resulted primarily from additional lease expense of banking centers and an increase during the quarter of machine and equipment servicing expenses related to automated teller machines and banking center alarm systems.
Software and Technology Fees. Software and technology fees consist of fees paid to third parties for support of software and technology products. Software support fee expense was $533,000 for the three months ended September 30, 2017, compared to $451,000 for the same period in 2016, an increase of $82,000, or 18.2%. The increase resulted primarily from general increases in support and technology contract costs.
FDIC Insurance Assessment Fees. FDIC assessment fees were $162,000 and $300,000 for the three months ended September 30, 2017 and 2016, respectively. The decrease of $138,000, or 46.0%, resulted from the effect of an update in our accounting methodology during 2016 related to accrual of the assessment fees and an increased one time expense in the prior period.
Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense decreased to $917,000 for the three months ended September 30, 2017, compared to $1.1 million for the same period in 2016, a decrease of $168,000, or 15.48%. The decrease was primarily due to reductions in office and computer supplies, account promotion expense and loan and filing expenses, quarter-over-quarter, partially offset by an increase in liability insurance expense.
Income Tax Expense
For the three months ended September 30, 2017 and 2016, income tax expense totaled $1.7 million and $1.4 million, respectively. Our effective tax rates for the three months ended September 30, 2017 and 2016, were 29.10% and 29.05%, respectively.
Discussion and Analysis of Financial Condition as of September 30, 2017

Assets
Our total assets increased $95.7 million, or 5.2%, from $1.8 billion as of December 31, 2016 to $1.9 billion as of September 30, 2017. Our asset growth was primarily due to increases in our loan and securities portfolios, offset by decreases in cash and other assets.

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
Our loan portfolio is the largest category of our earning assets. As of September 30, 2017, total loans were $1.31 billion, an increase of $62.2 million, or 5.0%, from the December 31, 2016 balance of $1.25 billion. In addition to these amounts, $3.4 million and $2.6 million in loans were classified as held for sale as of September 30, 2017 and December 31, 2016, respectively.

54.

Total loans, excluding those held for sale, as a percentage of deposits, were 80.8% and 79.0% as of September 30, 2017 and December 31, 2016, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 67.9% and 68.1% as of September 30, 2017 and December 31, 2016, respectively.
The following table summarizes our loan portfolio by type of loan and dollar and percentage change from December 31, 2016 to September 30, 2017:

	As of September 30, 2017	As of December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial and industrial	$192,663	$223,997	$(31,334)	(13.99)%
Real estate:
Construction and development	201,067	129,366	71,701	55.42%
Commercial real estate	393,314	367,656	25,658	6.98%
Farmland	54,349	62,362	(8,013)	(12.85)%
1-4 family residential	365,889	362,952	2,937	0.81%
Multi-family residential	23,235	26,079	(2,844)	(10.91)%
Consumer and overdrafts	52,409	53,822	(1,413)	(2.63)%
Agricultural	24,449	18,901	5,548	29.35%
Total loans held for investment	$1,307,375	$1,245,135	$62,240	5.00%

Total loans held for sale	$3,400	$2,563	$837	32.66%
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
We had $10.2 million in nonperforming assets as of September 30, 2017, compared to $9.6 million as of December 31, 2016. We had $5.8 million in nonperforming loans as of September 30, 2017, compared to $4.4 million as of December 31, 2016. The $1.3 million, or 30.5%, increase in our nonperforming (nonaccrual) loans from December 31, 2016 to September 30, 2017 primarily relates to an increase in nonaccrual loans in our 1-4 family residential portfolio of $1.0 million, of which $612,000 is related to one borrower and several loans that are in the process of foreclosure. We also had an increase in our nonaccrual commercial real estate portfolio of $1.7 million, of which $1.5 million is related to two borrowers. The increase in nonaccrual loans was partially offset by a decrease in our construction and development nonaccrual portfolio, all of which was attributable to one borrower that was returned to accrual status in accordance with our loan policy.

55.

The following table presents information regarding nonperforming assets and loans as of:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans	$5,755	$4,409
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	5,755	4,409
Other real estate owned:
Commercial real estate, construction and development, and farmland	1,003	1,074
Residential real estate	926	618
Total other real estate owned	1,929	1,692
Repossessed assets owned	2,479	3,530
Total other assets owned	4,408	5,222
Total nonperforming assets	$10,163	$9,631
Restructured loans-nonaccrual	$—	$43
Restructured loans-accruing	316	462
Ratio of nonperforming loans to total loans(1)(2)	0.44%	0.35%
Ratio of nonperforming assets to total assets	0.53%	0.53%
(1) Excludes loans held for sale of $3.4 million and $2.6 million as of September 30, 2017 and December 31, 2016, respectively.
(2) Restructured loans-nonaccrual are included in nonaccrual loans which are a component of nonperforming loans.

The following table presents nonaccrual loans by category as of:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and development	$—	$1,825
Commercial real estate	2,113	415
Farmland	162	176
1-4 family residential	2,716	1,699
Multi-family residential	228	5
Commercial and industrial	57	82
Consumer	164	192
Agricultural	315	15
Total	$5,755	$4,409

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
Credits rated special mention show clear signs of financial weaknesses or deterioration in creditworthiness; however, such concerns are not so pronounced that we generally expect to experience significant loss within the short-

56.

term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating. The increase in special mention loans from December 31, 2016 to September 30, 2017 is attributable to one borrower, with an outstanding balance of $19.0 million, whose cash flow was adversely impacted by hurricane Harvey, thus was added to our special mention/watch list until the cash flow returns to normal levels. The physical collateral was not impacted and we do not expect any long term impairment or losses as a result of the hurricane for this loan.
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
Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.
The following tables summarize the internal ratings of our loans as of:

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate:
Construction and development	$181,879	$19,188	$—	$—	$—	$201,067
Commercial real estate	388,007	1,030	4,277	—	—	393,314
Farmland	53,649	413	287	—	—	54,349
1-4 family residential	357,814	3,059	5,016	—	—	365,889
Multi-family residential	21,659	1,348	228	—	—	23,235
Commercial and industrial	188,440	3,705	518	—	—	192,663
Consumer and overdrafts	51,631	362	416	—	—	52,409
Agricultural	22,525	1,147	777	—	—	24,449
Total	$1,265,604	$30,252	$11,519	$—	$—	$1,307,375

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate:
Construction and development	$127,537	$4	$1,825	$—	$—	$129,366
Commercial real estate	360,264	1,927	5,465	—	—	367,656
Farmland	61,713	248	401	—	—	62,362
1-4 family residential	353,483	4,311	5,121	37	—	362,952
Multi-family residential	25,871	—	208	—	—	26,079
Commercial and industrial	218,975	4,299	706	17	—	223,997
Consumer and overdrafts	52,648	524	568	82	—	53,822
Agricultural	17,965	478	458	—	—	18,901
Total	$1,218,456	$11,791	$14,752	$136	$—	$1,245,135

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

As of September 30, 2017, the allowance for loan losses totaled $12.5 million, or 0.96%, of total loans, excluding those held for sale. As of December 31, 2016, the allowance for loan losses totaled $11.5 million, or 0.92%, of total loans, excluding those held for sale. The increase in allowance is due to general reserves for organic loan growth, specific allocations on impaired assets and slightly higher qualitative factors in general allocation in recognition of certain macroeconomic trends in consumer and commercial real estate lending.

58.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2017	2016	2016
	(Dollars in thousands)
Average loans outstanding(1)	$1,269,387	$1,158,807	$1,179,938
Gross loans outstanding at end of period(2)	$1,307,375	$1,229,341	$1,245,135
Allowance for loan losses at beginning of the period	11,484	9,263	9,263
Provision for loan losses	2,250	3,240	3,640
Charge-offs:
Real Estate:
Construction and development	—	9	9
Commercial real estate	84	—	—
Farmland	—	—	—
1-4 family residential	307	25	71
Multi-family residential	—	—	—
Commercial and industrial	737	1,196	1,213
Consumer	230	170	269
Agriculture	4	—	—
Overdrafts	117	119	200
Total charge-offs	1,479	1,519	1,762
Recoveries:
Real Estate:
Construction and development	—	4	4
Commercial real estate	—	—	—
Farmland	—	—	—
1-4 family residential	21	—	75
Multi-family residential	—	—	—
Commercial and industrial	116	14	17
Consumer	95	103	121
Agriculture	—	—	—
Overdrafts	41	61	126
Total recoveries	273	182	343
Net charge-offs	1,206	1,337	1,419
Allowance for loan losses at end of period	$12,528	$11,166	$11,484
Ratio of allowance to end of period loans(2)	0.96%	0.91%	0.92%
Ratio of net charge-offs to average loans(1)	0.13%	0.15%	0.12%
(1) Includes average outstanding balances of loans held for sale of $2.8 million, $3.0 million and $3.0 million for the nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016, respectively.
(2) Excludes loans held for sale of $3.4 million, $3.1 million and $2.6 million for the nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016, respectively.

The allowance for loan losses to non-performing loans has decreased from 260.5% at December 31, 2016 to 217.7% at September 30, 2017. Non-performing loans increased to $5.8 million at September 30, 2017 compared to $4.4 million at December 31, 2016, which is attributable primarily to an increases in nonaccrual loans in our 1-4 family residential and commercial real estate portfolios, and partially offset by a decrease in nonaccrual loans in our construction and development portfolio.

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

	As of September 30, 2017		As of December 31, 2016
	Amount	Percent to Total Loans	Amount	Percent to Total Loans
	(Dollars in thousands)
Real estate:
Construction and development	$1,923	0.15%	$1,161	0.09%
Commercial real estate	4,199	0.32%	3,264	0.26%
Farmland	458	0.04%	482	0.04%
1-4 family residential	3,089	0.24%	3,960	0.32%
Multi-family residential	266	0.02%	281	0.02%
Total real estate	9,935	0.77%	9,148	0.73%
Commercial and industrial	1,573	0.12%	1,592	0.13%
Consumer	613	0.05%	591	0.05%
Agricultural	407	0.03%	153	0.01%
Total allowance for loan losses	$12,528	0.97%	$11,484	0.92%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2017, the carrying amount of our investment securities totaled $417.2 million, an increase of $70.9 million, or 20.5%, compared to $346.3 million as of December 31, 2016. Investment securities represented 21.7% and 18.9% of total assets as of September 30, 2017 and December 31, 2016, respectively.
Our investment portfolio consists of securities classified as available for sale and held to maturity. As of September 30, 2017, securities available for sale and securities held to maturity totaled $238.1 million and $179.1 million, respectively. As of December 31, 2016, securities available for sale and securities in held to maturity totaled $156.9 million and $189.4 million, respectively. Held to maturity percentages represented 42.9% of our investment portfolio as of September 30, 2017 and 54.7% as of December 31, 2016. While we generally seek to maintain 50.0% or less of our portfolio in held to maturity securities, the Company has the intent and ability to hold its held to maturity securities until maturity or call and the December 31, 2016 policy exception was approved by our board of directors. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

60.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$18,842	$178	$—	$19,020
Municipal securities	154,762	2,696	821	156,637
Mortgage-backed securities	115,138	298	929	114,507
Collateralized mortgage obligations	129,331	674	885	129,120
Total	$418,073	$3,846	$2,635	$419,284

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$25,254	$6	$377	$24,883
Municipal securities	157,261	901	4,511	153,651
Mortgage-backed securities	89,748	318	1,898	88,168
Collateralized mortgage obligations	77,290	275	1,187	76,378
Total	$349,553	$1,500	$7,973	$343,080

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of September 30, 2017 and December 31, 2016, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages. The Bank owns no non-U.S. agency mortgage-backed securities and only one non-U.S. agency corporate collateralized mortgage obligation, which is categorized as held to maturity and had a $1.5 million carrying value as of September 30, 2017.
Our management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In 2013, we recognized OTTI with respect to the non-U.S. agency corporate collateralized mortgage obligation that we hold. As of September 30, 2017, $461,307 of OTTI was recorded.
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

	As of September 30, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$1,096	2.59%	$17,924	2.93%	$—	—%	$19,020	2.91%
Municipal securities	2,683	2.27%	5,126	3.56%	43,228	3.63%	103,420	3.63%	$154,457	3.60%
Mortgage-backed securities	—	—%	58,496	2.25%	55,799	2.54%	—	—%	$114,295	2.39%
Collateralized mortgage obligations	381	—%	84,374	2.55%	44,687	2.67%	—	2.69%	$129,442	2.61%
Total	$3,064	2.27%	$149,092	2.46%	$161,638	2.89%	$103,420	3.48%	$417,214	2.92%

61.

	As of December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$7,453	2.30%	$17,430	2.93%	$—	—%	$24,883	2.75%
Municipal securities	732	3.98%	6,103	3.45%	38,634	3.49%	111,170	3.62%	$156,639	3.58%
Mortgage-backed securities	—	—%	74,047	2.02%	14,093	2.27%	—	—%	$88,140	2.06%
Collateralized mortgage obligations	—	—%	27,668	2.92%	26,184	2.68%	22,782	2.98%	$76,634	2.81%
Total	$732	3.98%	$115,271	2.33%	$96,341	3.00%	$133,952	3.50%	$346,296	2.97%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 7.42 years with an estimated effective duration of 4.63 years as of September 30, 2017.
As of September 30, 2017 and December 31, 2016, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.92% as of September 30, 2017 compared to 2.97% as of December 31, 2016. The decrease in average yield as of September 30, 2017, compared to December 31, 2016, was primarily due to purchases of new mortgage-backed securities and collateralized mortgage obligations, which typically have a lower yield than do the municipal securities in our portfolio. Municipal securities decreased slightly from $156.6 million at a yield of 3.58%, as of December 31, 2016, to $154.5 million at a yield of 3.60% as of September 30, 2017, however, municipal securities represent only 37.0% of the total investment portfolio as September 30, 2017, compared to 45.2% of the total investment portfolio as of December 31, 2016.

Deposits
We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of September 30, 2017 were $1.62 billion, an increase of $40.5 million, or 2.6%, compared to $1.58 billion as of December 31, 2016.

62.

The following table presents the average balances on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Now and interest-bearing demand accounts	$264,502	$278,521	$(14,019)	(5.03)%
Savings accounts	64,705	59,961	4,744	7.91%
Money market accounts	589,763	482,089	107,674	22.33%
Certificates and other time deposits	324,566	354,949	(30,383)	(8.56)%
Total interest-bearing deposits	1,243,536	1,175,520	68,016	5.79%
Noninterest-bearing demand accounts	375,655	340,240	35,415	10.41%
Total deposits	$1,619,191	$1,515,760	$103,431	6.82%

The aggregate amount of time deposits in denominations of $100,000 or more as of September 30, 2017 and December 31, 2016 was $190.4 million and $218.6 million, respectively.

The scheduled maturities of time deposits greater than $100,000 were as follows:

	As of September 30, 2017
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$41,718	0.95%
3 to 6 months	42,231	1.02%
6 to 12 months	61,233	1.04%
12 to 24 months	24,091	1.24%
24 to 36 months	4,574	1.49%
36 to 48 months	11,936	1.56%
Over 48 months	4,638	1.63%
Total	$190,421	1.10%

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2017 and December 31, 2016, total borrowing capacity of $471.4 million and $400.4 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within 5 years. As of September 30, 2017, approximately $1.0 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our FHLB borrowings by maturity and weighted average rate as of September 30, 2017:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$20,000	1.17%
90 days to less than one year	25,000	1.12%
Three to five years	20,157	1.11%
Total	$65,157	1.13%

63.

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2017 and December 31, 2016, $142.0 million and $168.3 million, respectively, were available under this arrangement. As of September 30, 2017, approximately $184.4 million in consumer and commercial and industrial loans were pledged as collateral. As of September 30, 2017 and December 31, 2016, no borrowings were outstanding under this arrangement.
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
Beginning in July 2015, we have from time to time issued subordinated debentures. All of the debentures pay interest semi-annually and are redeemable before their maturity date at our option, with 30 days’ notice to the holder, for a cash amount equal to the principal amount and all accrued interest. In July 2015, we issued $4.0 million in debentures, of which $3.0 million were issued to directors and other related parties. The $3.0 million of debentures to related parties were repaid in May 2017 with a portion of the proceeds of our initial public offering and a $500,000 par value debenture, which carried a rate of 2.5%, matured and was repaid in July 2017. The remaining $500,000 debenture has a rate of 4.0% and matures in January 2019. In December 2015, we issued $5.0 million in debentures, of which $2.5 million were issued to directors and other related parties. In May 2017, $2.0 million of the $2.5 million of debentures issued to related parties were repaid with a portion of the proceeds of our initial public offering. The remaining $3.0 million in debentures were issued in the principal amount of $500,000 each with rates ranging from 3.00% to 5.00% depending on maturity dates, which range from July 1, 2018 to July 1, 2020.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. As of December 31, 2016, we had a $15.0 million revolving line of credit and $10.0 million amortizing note with our correspondent bank.  In March 2017, we renegotiated the loan agreement such that the outstanding balance of our revolving line of credit and amortizing note was converted to a $25.0 million unsecured

64.

revolving line of credit. The line of credit bears interest at the prime rate plus 0.50%, with quarterly interest payments, and matures in March 2018. During the second quarter of 2017, we used a portion of the proceeds from our initial public offering to repay the outstanding balance of the revolving line of credit. Therefore, as of September 30, 2017, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2017 and the year ended December 31, 2016, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2017 and December 31, 2016, we maintained three federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $70 million in federal funds. There were no funds under these lines of credit outstanding as of September 30, 2017 and December 31, 2016. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above provides an additional source of liquidity.
The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $1.9 billion for the nine months ended September 30, 2017 and $1.8 billion for the year ended December 31, 2016.

65.

	For the Nine Months Ended	For the Year Ended
	September 30, 2017	December 31, 2016
Sources of Funds:
Deposits:
Noninterest-bearing	19.95%	19.15%
Interest-bearing	66.03%	66.16%
Federal funds purchased	—%	0.01%
Advances from FHLB	2.21%	3.53%
Other debt	0.48%	0.74%
Subordinated denentures	0.88%	1.14%
Securities sold under agreements to repurchase	0.69%	0.73%
Accrued interest and other liabilities	0.34%	0.36%
Shareholders’ equity	9.42%	8.18%
Total	100.00%	100.00%

Uses of Funds:
Loans	66.76%	65.80%
Securities available for sale	11.52%	11.17%
Securities held to maturity	9.78%	10.29%
Nonmarketable equity securities	0.37%	0.48%
Federal funds sold	2.61%	2.96%
Interest-bearing deposits in other banks	1.26%	1.44%
Other noninterest-earning assets	7.70%	7.86%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	23.20%	22.45%
Average loans to average deposits	78.40%	77.84%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $110.6 million, or 9.5%, for the nine months ended September 30, 2017 compared to the same period in 2016. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.
As of September 30, 2017, we had $339.9 million in outstanding commitments to extend credit and $9.3 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2016, we had $297.6 million in outstanding commitments to extend credit and $8.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of September 30, 2017 and December 31, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature, except for the put option associated with shares distributed from our KSOP, which terminated upon consummation of our initial public offering and listing on the NASDAQ Global Select Market in May 2017. As of September 30, 2017, we had cash and cash equivalents of $95.1 million, compared to $127.5 million as of December 31, 2016. The decrease was primarily due to a decrease in federal funds sold of $26.4 million.

66.

Capital Resources
Total shareholders’ equity increased to $207.3 million as of September 30, 2017, compared to $141.9 million as of December 31, 2016 (including KSOP-owned shares), an increase of $65.3 million, or 46.0%. The increase from December 31, 2016 was primarily the result of the issuance of new shares of common stock in connection with our initial public offering in May 2017, as well as $11.6 million in net earnings for the nine months ended September 30, 2017 and the decrease in accumulated other comprehensive loss of $1.6 million, related primarily to increased value in the unrealized gains on securities held for sale and partially offset by the payment of dividends of $4.0 million.
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of September 30, 2017 and December 31, 2016, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

67.

The following table presents our regulatory capital ratios as of:

	September 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc.

Total capital (to risk weighted assets)	$213,905	14.62%	$149,468	10.86%
Tier 1 capital (to risk weighted assets)	201,377	13.76%	137,984	10.03%
Tier 1 capital (to average assets)	201,377	10.68%	137,984	7.71%
Common equity tier 1 risk-based capital	191,067	13.06%	127,674	9.28%

Guaranty Bank & Trust

Total capital (to risk weighted assets)	$202,722	13.85%	$173,528	12.63%
Tier 1 capital (to risk weighted assets)	190,194	13.00%	162,044	11.79%
Tier 1 capital (to average assets)	190,194	10.08%	162,044	9.06%
Common equity tier 1 risk-based capital	190,195	13.00%	162,044	11.79%

Contractual Obligations
The following table summarizes contractual obligations and other commitments to make future payments as of September 30, 2017 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of September 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$232,964	$46,392	$23,726	$—	$303,082
Advances from FHLB	45,000	—	20,157	—	65,157
Subordinated debentures	1,000	2,500	—	10,310	13,810
Total	$278,964	$48,892	$43,883	$10,310	$382,049

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

68.

	As of September 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$7,465	$212	$91	$1,566	$9,334
Commitments to extend credit	154,305	45,252	74,833	65,482	339,872
Total	$161,770	$45,464	$74,924	$67,048	$349,206

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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	September 30, 2017		December 31, 2016
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	1.83%	(15.87%)	1.44%	(18.99%)
+200	1.92%	(7.71%)	1.42%	(9.58%)
+100	1.71%	(2.41%)	1.19%	(3.45%)
Base	—%	—%	—%	—%
-100	(0.54%)	(4.72%)	(0.29%)	(1.80%)

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

70.

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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30,		As of December 31,
	2017	2016	2016
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity, including KSOP-owned shares	$207,263	$148,005	$141,914
Adjustments:
Goodwill	(18,742)	(18,742)	(18,742)
Core deposit and other intangibles	(2,870)	(3,453)	(3,308)
Total tangible common equity	$185,651	$125,810	$119,864
Common shares outstanding(1)	11,058,956	8,955,476	8,751,923
Book value per common share	$18.74	$16.53	$16.22
Tangible book value per common share	$16.79	$14.05	$13.70
(1) Excludes the dilutive effect, if any, of 75,505, 9,581 and 8,066 shares of common stock issuable upon exercise of outstanding stock options as of September 30, 2017, September 30, 2016 and December 31, 2016, respectively.
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

71.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30, 2017	As of December 31, 2016
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity, including KSOP-owned shares	$207,263	$141,914
Adjustments:
Goodwill	(18,742)	(18,742)
Core deposit and other intangibles	(2,870)	(3,308)
Total tangible common equity	$185,651	$119,864
Tangible Assets
Total assets	$1,924,053	$1,828,336
Adjustments:
Goodwill	(18,742)	(18,742)
Core deposit and other intangibles	$(2,870)	$(3,308)
Total tangible assets	$1,902,441	$1,806,286
Cautionary Notice Regarding Forward-Looking Statements
This Report, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of section 27A of the Securities Act and section 21E of the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposes acquisitions, the future or expected effect of acquisitions on our operations, results of the operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures:
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

Changes in internal control over financial reporting:
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*
The following materials from Guaranty Bancshares’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

76.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: November 13, 2017	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: November 13, 2017	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

77.