Form 10-K
period 2017-12-31
GUARANTY BANCSHARES INC /TX/
filed 2018-03-16
CIK 1058867

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-38087

GUARANTY BANCSHARES, INC. (Exact name of registrant as specified in its charter)

Texas	75-1656431
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

201 South Jefferson Avenue
Mount Pleasant, Texas	75455
(Address of principal executive offices)	(Zip code)

(888) 572 - 9881 (Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Securities	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☐ No☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐ No☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 under the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2017, the last day of the Registrant's most recently completed second fiscal quarter, was approximately $353.3 million.
 At March 15, 2018, the Company had 11,058,956 outstanding shares of common stock, par value $1.00 per share.

Documents Incorporated By Reference:
Portions of the registrant’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

GUARANTY BANCSHARES, INC.

PART I

ITEM 1. BUSINESS
Our Company
Except where the context otherwise requires or where otherwise indicated, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” the “Company” or “Guaranty” refer to Guaranty Bancshares, Inc. and our wholly-owned banking subsidiary, Guaranty Bank & Trust, N.A. and the terms “Bank” and "Guaranty Bank & Trust" refers to Guaranty Bank & Trust, N.A..
We are a bank holding company, with headquarters in Mount Pleasant, Texas, and additional executive offices in Dallas and Bryan, Texas. Through our wholly owned subsidiary, Guaranty Bank & Trust, a national banking association, we provide a wide range of relationship-driven commercial and consumer banking, as well as trust and wealth management, products and services that are tailored to meet the needs of small- and medium-sized businesses, professionals and individuals. The Bank currently operates 28 full service banking locations in East Texas, Central Texas, and the Dallas/Fort Worth metroplex. As of December 31, 2017, we had total assets of $1.96 billion, total net loans of $1.35 billion, total deposits of $1.68 billion and total shareholders’ equity of $207.3 million.
We completed an initial public offering of our common stock in May 2017 as an emerging growth company under the JOBS Act. Our common stock is listed on the NASDAQ Global Select Market under the symbol "GNTY."
Our History and Growth
Guaranty Bank & Trust was originally chartered as a Texas state banking association over a century ago in 1913, and converted its charter to a national banking association in 2012. Guaranty was incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust. Since our founding, we have built a strong reputation based on financial stability and community leadership. Our growth has been consistent and primarily organic, both through growth in our established markets and the entry into new markets with de novo banking locations. In 2013, we expanded from our East Texas markets by opening a de novo banking location in Bryan/College Station, Texas. In 2017, we opened de novo banking locations in Fort Worth and Austin, Texas. We have achieved organic growth by enhancing our lending and deposit relationships with existing customers and attracting new customers, as well as cross-selling our deposit, mortgage, trust and wealth management and treasury management products. Our expansion strategy has enabled us to access markets with stronger loan demand, achieve consistent growth, maintain stable operating efficiencies, recruit top bankers, preserve our historically conservative credit culture, and provide shareholders with stable earnings throughout credit cycles.
During the past five years, we have supplemented our organic growth and leveraged our strong deposit base with strategic acquisitions, primarily to assist with our growth in the Dallas/Fort Worth metroplex. The following table summarizes, with fair value historical balances at the date of acquisition, our whole bank acquisitions during the last five years.

Institution Acquired	Location	Date Completed	Acquired Assets	Acquired Loans	Acquired Deposits	Number of Branches
(Dollars in millions)
Texas Leadership Bank	Dallas/Fort Worth	April 2015	$76,715	$43,568	$65,496	1
DCB Financial	Dallas/Fort Worth	March 2015	$130,170	$118,154	$94,451	2
The First State Bank	Hallsville, Texas	July 2013	$32,027	$10,735	$28,880	2
Since our initial expansion outside of East Texas in 2013, we have grown our network of banking locations from 18 banking locations in 11 Texas communities to 28 banking locations in 20 Texas communities. Additionally, we recently announced the entry into a definitive agreement for the acquisition of Westbound Bank and its four banking locations in four different communities in the Houston, Texas market, which is described in more detail below in "Recent Developments."

Our Community Banking Philosophy and Culture
We focus on a community-based relationship model, as opposed to a line of business model, because we believe the community-based relationship model promotes an entrepreneurial attitude within our Company while providing personal attention and solutions tailored to our customers. Our culture is one of employee ownership and it is something we take very seriously. In 2016, we formally documented our culture in a book called “The Guaranty Culture,” which we give to all prospective new hires and directors before they join our team so that they clearly understand who we are, how we work, what we believe, how we make decisions and what we admire in people.
We believe a great bank requires the right amount of two forms of capital: financial and human. We understand that our ability to successfully deploy our financial capital is directly related to our ability to bring the right talents together to lead our teams. This focus on human capital has rewarded us with a cohesive group of directors, officers and employees that we believe is our greatest asset. We have invested in a robust management training program designed to develop comprehensive bankers who understand all aspects of our operations and embrace our core values. The training program generally lasts 18-24 months and includes rotations through each primary department of the Bank. Successful graduates of our training program are typically promoted to a managerial position upon completion and we currently have graduates in management, lending and operational roles. Several of the Bank’s market presidents and managers are graduates of our training program.
We have developed a network of banking locations strategically positioned in separate and distinct communities. Each community where we have a banking location is overseen by a local market president or manager, and we emphasize local decision-making by experienced bankers supported by centralized risk and credit oversight. We believe that employing local decision makers, supported by industry-leading technology and centralized operational and credit administration support from our corporate headquarters, allows us to serve our customers’ individual needs while managing risk on a uniform basis. We intend to repeat this scalable model in each market in which we are able to identify high-caliber bankers with a strong banking team. We empower these bankers to implement our operating strategy, grow our customer base and provide the highest level of customer service possible. We believe our organizational approach enables us to attract and retain talented bankers and banking teams who desire the combination of the Bank’s size and loan limits, dedication to culture, commitment to our communities, local decision-making authority, compensation structure and focus on relationship banking.

Growth and Expansion Strategies
Our strategic plan is to be a leading Texas bank holding company with a commitment to operate as a community bank as we continue to execute our expansion strategy. Our expansion strategy is to generate shareholder value through the following:

•
Maintain Focus on Organic Growth.  Focusing on organic growth is a strategy that allows us to generate stable funding sources without the non-amortizing goodwill assets and core deposit intangibles that strategic acquisitions might add to our balance sheet. We believe that core deposits will become significantly more valuable and desirable because the ability to attract core deposits at a low cost will diminish as interest rates increase and alternative funding sources become more expensive. As such, we also believe that our significant core deposit franchise in East Texas provides a stable funding source for meaningful loan growth in existing and new markets.

•
Pursue Strategic Acquisitions.  We intend to continue to grow through strategic acquisitions within our current markets and in other complementary markets. We seek acquisitions that provide meaningful financial benefits through long-term organic growth opportunities and expense reductions, while maintaining our current risk profile. We believe that many smaller financial institutions will consider us an ideal long-term partner due to our community banking philosophy, commitment to employee stock ownership and our culture of teamwork.

•
Establish De Novo Banking Locations.  We intend to open de novo banking locations in our existing and other attractive markets in Texas to further diversify our banking location network. In 2017, we opened de novo banking locations in each of Austin and Fort Worth, Texas.

•
Expand Revenue Sources.  We seek to provide additional services to our customers in order to augment and diversify our revenue sources. For the year ended December 31, 2017, noninterest income represented approximately $14.3 million, or 20.1%, of our total revenue of $71.1 million (defined as net interest income plus noninterest income).

The charts below illustrate our meaningful asset, loan, deposit and net income growth for the last five years:

Meaningful Growth

Total Assets *(Dollars in millions)*

$1,246
$1,334
$1,683
$1,828
$1,963
2013
2014
2015
2016
2017

Total Loans *(Dollars in millions)*

$697
$787
$1,067
$1,244
$1,360
2013
2014
2015
2016
2017

Total Deposits *(Dollars in millions)*

$1,002
$1,077
$1,466
$1,577
$1,676
2013
2014
2015
2016
2017

Net Earnings[1] *(Dollars in millions)*

$9.8
$9.7
$10.1
$12.1
$14.4
2013
2014
2015
2016
2017

[1] Net earnings in 2013 are presented as pro forma information as if a C Corporation

Although we are devoting substantial resources in furtherance of our expansion strategy, there are no assurances that we will be able to further implement our expansion strategy or that any of the components of our expansion strategy will be successful.
We believe the following competitive strengths support our growth and expansion strategy:

•
Experienced Executive Management Team.  The Bank has a seasoned and experienced executive management team with more than 275 years of experience in financial services businesses. Our executive management team has successfully managed profitable organic growth, executed acquisitions, developed a strong credit culture and implemented a relationship-based approach to commercial and consumer banking. In addition, our executive management team has extensive knowledge of the bank regulatory landscape, significant experience navigating interest rate and credit cycles and a long history of working together.

•
Employee Ownership Mentality.  As of December 31, 2017, our directors, officers and employees, as a group, beneficially owned approximately 36.0% of our outstanding shares of common stock (including 11.9% of our outstanding shares which are owned by our employee stock ownership plan, or KSOP). Many of our employees’ interests in the KSOP represent material portions of their net worth, particularly our long-tenured employees. We believe that the KSOP’s material ownership position promotes an owner-operator mentality among our employees, from senior officers to entry-level employees, which we believe enhances our employees’ dedication to our organization and the execution of our strategy.

•
Proven Successful Execution of Growth Strategies.  We have developed a strategic growth plan that allows the Company to quickly identify and efficiently execute corporate transactions that we believe enhance our geographic footprint and enterprise value. Since 2011, we have successfully integrated six acquired locations into our Company through what we believe is an effective combination of comprehensive integration planning, extensive management experience with expansion, and a welcoming and flexible culture of employee ownership. In that same time period, we also established eight de novo locations outside of our historical East Texas market, achieving our objectives for organic growth within our anticipated time periods and successfully integrating new local management teams and employees into our Company. Accordingly, we have a proven track record of executing value-added acquisitions and achieving consistent, meaningful organic growth.

•
Scalable Platform.  Utilizing the significant prior experience of our management team and employees, we believe that we have built a strong and scalable operational platform, including technology and banking processes and infrastructure, capable of supporting future organic growth and acquisitions when the right opportunities arise. We maintain operational systems and staffing that we believe are stronger than necessarily required for a financial institution of our size in order to successfully execute integrations when needed and accommodate future growth without a commensurate need for expansion of our back office capabilities. We believe our platform allows us to focus on growing the revenue-generating divisions of our business while maintaining our operational efficiencies, resulting in improved profitability.

•
Disciplined Credit Culture and Robust Risk Management Systems.  We seek to prudently mitigate and manage our risks through a disciplined, enterprise-wide approach to risk management, particularly credit, compliance, operational and interest rate risk. All of the Bank’s executive officers serve on the Bank’s Enterprise Risk Management Committee. We endeavor to maintain asset quality through an emphasis on local market knowledge, long-term customer relationships, consistent and thorough underwriting for all loans and a conservative credit culture.

•
Brand Strength and Reputation.  We believe our brand recognition, including the Guaranty name and our iconic “G” logo, which is prominently displayed in all of our advertising and marketing materials and has been trademarked to preserve its integrity, is an important element of our business model and a key driver of our future growth. We believe our reputation for providing personal and dependable service and active community involvement is well established in our traditional East Texas market, and we are continuously striving to replicate that brand awareness and reputation in our newer markets of the Dallas/Fort Worth metroplex and Central Texas through a high level of community involvement and the targeted hiring of employees with strong relationships and reputations within these markets.

•
Stable Core Deposit Base.  We believe our traditional East Texas market provides a historically stable source of core deposits and will become a greater source of funding as interest rates increase and core deposits become more difficult and more expensive to attract, especially in more competitive markets. As we enter new markets, we believe that our stable core deposit base enhances our ability to pursue loans in large, high growth markets and to fund other new revenue sources such as our warehouse lending division.

Our Banking Services
Lending Activities.  We offer a variety of loans, including commercial lines of credit, working capital loans, commercial real estate-backed loans (including loans secured by owner occupied commercial properties), term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, letters of credit and other loan products to small- and medium-sized businesses, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses. We also offer various consumer loans to individuals and professionals including residential real estate loans, home equity loans, installment loans, unsecured and secured personal lines of credit, and standby letters of credit. Lending activities originate from the efforts of our bankers, with an emphasis on lending to individuals, professionals, small- to medium-sized businesses and commercial companies located in our market areas. Although all lending involves a degree of risk, we believe that commercial business loans and commercial real estate loans present greater risks than other types of loans in our portfolio. We work to mitigate these risks through conservative underwriting policies and consistent monitoring of credit quality indicators.
We adhere to what we believe are disciplined underwriting standards, but also remain cognizant of the need to serve the credit needs of customers in our primary market areas by offering flexible loan solutions in a responsive and timely manner. We maintain asset quality through an emphasis on local market knowledge, long-term customer relationships, consistent and thorough underwriting for all loans and a conservative credit culture. We also seek to maintain a broadly diversified loan portfolio across customer, product and industry types. Our lending policies do not provide for any loans that are highly speculative, subprime, or that have high loan-to-value ratios. These components, together with active credit management, are the foundation of our credit culture, which we believe is critical to enhancing the long-term value of our organization to our customers, employees, shareholders and communities.
We have a service-driven, relationship-based, business-focused credit culture, rather than a price-driven, transaction-based culture. Substantially all of our loans are made to borrowers located or operating in our primary market areas with whom we have ongoing relationships across various product lines. The limited number of loans secured by properties located in out-of-market areas have been made strictly to borrowers who are well-known to us.
Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. Loans in excess of an individual officer’s lending limit may be approved by two or more executive officers, with stacking authority, combining their individual lending limits, up to a current maximum of $2.5 million. Loans presenting aggregate lending exposure in excess of $2.5 million are subject to approval of the Bank’s Directors’ Loan Committee. These limits are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
Credit risk management involves a partnership between our loan officers and our credit approval, credit administration and collections personnel. We conduct monthly loan meetings, attended by substantially all of our loan officers, related loan production staff and credit administration staff at which asset quality and delinquencies are reviewed. Our evaluation and compensation program for our loan officers includes significant goals, such as the percentages of past due loans and charge-offs to total loans in the officer’s portfolio, that we believe motivate the loan officers to focus on the origination and maintenance of high quality credits consistent with our strategic focus on asset quality.
Deposit Activities. Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products and services, including a variety of checking and savings accounts, certificates of deposit, money market accounts, debit cards, remote deposit capture, online banking, mobile banking, e-Statements, bank-by-mail and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts and treasury management services. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community focused marketing. We also seek to cross-sell deposit products at loan origination.
Given the diverse nature of our banking location network and our relationship-driven approach to our customers, we believe our deposit base is comparatively less sensitive to interest rate variations than our competitors. Nevertheless, we attempt to competitively price our deposit products to promote core deposit growth. We believe that our loan pricing encourages deposits from our loan customers.
Guaranty Bank & Trust Wealth Management Group. We deliver a comprehensive suite of trust services through Guaranty Bank & Trust Wealth Management Group, a division of our Bank. We provide traditional trustee, custodial and escrow services for institutional and individual accounts, including corporate escrow accounts, serving as custodian for self-directed individual retirement accounts and other retirement accounts. In addition, we offer clients comprehensive investment management solutions whereby we manage all or a portion of a client’s investment portfolio on a discretionary basis. Finally, we provide retirement plan services, such as 401(k) programs, through a national vendor.
Other Products and Services. We offer banking products and services that are attractively priced with a focus on customer convenience and accessibility. We offer a full suite of online banking services including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as ATMs, and banking by telephone, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier’s checks, and letters of credit, as well as treasury management services, including wire transfer services, positive pay, remote deposit capture and automated clearinghouse services.
Investments
We manage our investment portfolio primarily for liquidity purposes, with a secondary focus on returns. We separate our portfolio into two categories: (1) short-term investments with maturities less than one year, including federal funds sold; and (2) investments with maturities exceeding one year (the current duration is approximately 5.3 years), all of which are classified as either available-for-sale or held-to-maturity and can be used for pledging on public deposits, selling under repurchase agreements and meeting unforeseen liquidity needs. We regularly evaluate the composition of this category as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.

Our Markets
We consider our current market regions to be East Texas, Central Texas and the Dallas/Fort Worth metroplex. We serve these communities from our headquarters in Mount Pleasant, Texas and through a network of 17 banking locations within East Texas, four banking locations in Central Texas and seven banking locations in the Dallas/Fort Worth metroplex. As part of our strategic plan, we intend to further diversify our markets through entry into other large metropolitan markets in Texas.

Competition
The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with mortgage companies, brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, fintech companies and other financial intermediaries for certain of our products and services. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision applicable to us.
Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad and sophisticated commercial banking product suite, our high-quality customer service culture, our positive reputation and long-standing community relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.
Our Employees
As of December 31, 2017, we employed 407 full-time equivalent persons. We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relations with our employees to be good.
Our Corporate Information
Our principal executive offices are located at 201 South Jefferson Avenue, Mount Pleasant, Texas, 75455, and our telephone number is (903) 572-9881. Our website is www.gnty.com. We make available at this address, free of charge, our annual report on Form 10-K, our annual report to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. These documents are also available on the SEC's website at www.sec.gov. The information contained on or accessible from our website does not constitute part of this Annual Report on Form 10-K and is not incorporated by reference herein.
Recent Developments
On January 29, 2018, the Company entered into a definitive agreement, which we refer to as the merger agreement, with Katy, Texas-based Westbound Bank.  The merger agreement provides for the merger of Westbound Bank with and into Guaranty Bank & Trust, with Guaranty Bank & Trust surviving the merger.  As of December 31, 2017, Westbound Bank reported, per their regulatory Call Report, total assets of $228.0 million, total loans of $160.3 million and total deposits of $188.5 million. Upon the completion of the proposed acquisition of Westbound Bank, the Company will have acquired Westbound Bank's four branches in the Houston, Texas metropolitan area. Under the terms of the merger agreement, the Company will issue 900,000 shares of its common stock and will pay cash in the aggregate amount of approximately $6.4 million to the shareholders and option holders of Westbound, subject to certain potential adjustments as described in the merger agreement.  The merger agreement contains customary representations, warranties and covenants by the Company and Westbound Bank. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger agreement by the shareholders of Westbound Bank. The transaction is expected to close during the second quarter of 2018.
Supervision and Regulation
The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Federal Reserve, Federal Deposit Insurance Corporation ("FDIC"), Consumer Financial Protection Bureau ("CFPB"), Office of the Comptroller of the Currency ("OCC), Internal Revenue Service ("IRS") and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.
The material statutory and regulatory requirements that are applicable to the Company and its subsidiaries are summarized below. The description below is not intended to summarize all laws and regulations applicable to the Company and its subsidiaries, and is based upon the statutes, regulations, policies, interpretive letters and other written guidance that are in effect as of the date of this Annual Report on Form 10-K.
Guaranty Bancshares, Inc.
As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, or the BHC Act, and to supervision, examination and enforcement by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any nonbank subsidiaries and other companies in which we own a controlling investment.
Financial Services Industry Reform. On July 21, 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

•
establish the CFPB, an independent organization within the Federal Reserve dedicated to promulgating and enforcing consumer protection laws applicable to all entities offering consumer financial products or services;

•
apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require us to deduct all trust preferred securities issued on or after May 19, 2010 from our Tier 1 capital (existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement);

•
broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits;

•	permanently increase FDIC deposit insurance maximum to $250,000;

•
eliminate the upper limit for the reserve ratio designated by the FDIC each year, increase the minimum designated reserve ratio of the deposit insurance fund from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020 and eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds;

•
permit banking organizations with less than $15.0 billion in consolidated assets as of December 31, 2009 to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out;

•
permit banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were part of a bank that were chartered by such state;

•	repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
requires bank holding companies and banks to be “well capitalized” and “well managed” in order to acquire banks located outside of their home state and requires any bank holding company electing to be treated as a financial holding company to be “well capitalized” and “well managed;”

•	directs the Federal Reserve to establish interchange fees for debit cards under a “reasonable and proportional cost” per transaction standard;

•	increases regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, and prepayment consideration;

•	restricts the preemption of select state laws by federal banking law applicable to national banks and removes federal preemption for subsidiaries and affiliates of national banks;

•	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions; and

•	increase the authority of the Federal Reserve to examine us and any nonbank subsidiaries.
In addition, the Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect publicly-traded companies. However, under the JOBS Act there are certain exceptions to these requirements for so long as a publicly-traded company qualifies as an emerging growth company.
The requirements of the Dodd-Frank Act are still in the process of being implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. Changes resulting from further implementation of, changes to, or repeal of the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition.
Revised Rules on Regulatory Capital. Regulatory capital rules pursuant to the Basel III requirements, released in July 2013 and effective January 1, 2015, implement higher minimum capital requirements for bank holding companies and banks. These rules include a new common equity Tier 1, or CET1, capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements are designed to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to cope with adverse economic conditions. The revised capital rules require banks and bank holding companies to maintain a minimum CET1 capital ratio of 4.5% of risk-based assets, a total Tier 1 capital ratio of 6.0% of risk-based assets, a total capital ratio of 8.0% of risk-based assets and a leverage ratio of 4.0% of average assets.
The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0% and a leverage ratio of 5.0% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% above its minimum risk-based capital requirements that must be composed of common equity Tier 1 capital. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The capital conservation buffer began phasing in in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. Although these new capital ratios do not become fully phased in until 2019, the banking regulators will generally expect bank holding companies and banks to meet these requirements well ahead of that date. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio.
The new capital rules also attempt to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of certain instruments, such as trust preferred securities (other than grandfathered trust preferred securities such as those issued by the Company), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from CET1 capital.
The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. The Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for “well-capitalized” institutions under the rules.
These rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the new rules, higher or more sensitive risk weights have been assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on non-accrual status, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.
Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take prompt corrective action to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes undercapitalized, it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.
The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5.0% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized. The bank regulators have greater power in situations where an institution becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.
Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5.0% of the voting shares of such bank or bank holding company. In approving bank or bank holding company acquisitions by bank holding companies, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the CRA), the effectiveness of the applicant in combating money laundering activities and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Our ability to make future acquisitions will depend on our ability to obtain approval for such acquisitions from the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. For example, we could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of a proposed acquisition.
Control Acquisitions. Federal and state laws, including the BHC Act and the Change in Bank Control Act, or CBCA, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. Whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25.0% or more of any class of voting securities. Subject to rebuttal, an investor is presumed to control a depository institution or other company if the investor owns or controls 10.0% or more of any class of voting securities and either the depository institution or company is a public company or no other person will hold a greater percentage of that class of voting securities after the acquisition. If an investor’s ownership of our voting securities were to exceed certain thresholds, the investor could be deemed to “control” us for regulatory purposes, which could subject such investor to regulatory filings or other regulatory consequences. The requirements of the BHCA and the CBCA could limit our access to capital and could limit parties who could acquire shares of our common stock.
Regulatory Restrictions on Dividends; Source of Strength. We are regarded as a legal entity separate and distinct from Guaranty Bank & Trust. The principal source of our revenues is dividends received from Guaranty Bank & Trust. Federal law currently imposes limitations upon certain capital distributions by national banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The Federal Reserve and OCC regulate all capital distributions by the Bank directly or indirectly to the Company, including dividend payments. The Federal

Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, we should not pay cash dividends that exceed our net income in any year or that can only be funded in ways that weaken our financial strength, including by borrowing money to pay dividends.
Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of their banking subsidiaries, and the Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, we are expected to commit resources to support Guaranty Bank & Trust, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary. If the capital of Guaranty Bank & Trust were to become impaired, the Federal Reserve could assess us for the deficiency. If we failed to pay the assessment within three months, the Federal Reserve could order the sale of our stock in Guaranty Bank & Trust to cover the deficiency.
In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and will be required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.
Scope of Permissible Activities. Under the BHC Act, we are prohibited from acquiring a direct or indirect interest in or control of more than 5.0% of the voting shares of any company that is not a bank or financial holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks, except that we may engage in, directly or indirectly, and may own shares of companies engaged in certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.
Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999, effective March 11, 2000, or the GLB Act, amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLB Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. We currently have no plans to make a financial holding company election, although we may make a financial holding company election in the future if we engage in any lines of business that are impermissible for bank holding companies but permissible for financial holding companies.
Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve’s Regulation Y, for example, generally requires a bank holding company to provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10.0% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.
The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices, result in breaches of fiduciary duty or which constitute violations of laws or regulations, and can assess civil money penalties or impose enforcement action for such activities. The penalties can be as high as $1,000,000 for each day the activity continues.
Anti-tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a bank holding company or its affiliates.
Guaranty Bank & Trust, N.A.
The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and examination by the OCC. The Bank is also an insured depository institution and, therefore, subject to regulation by the FDIC, although the OCC is the Bank’s primary federal regulator. The OCC and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Such requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.
Capital Adequacy Requirements. The OCC monitors the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The OCC considers the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Under the revised capital rules which became effective on January 1, 2015, national banks are required to maintain four minimum capital standards: (1) a Tier 1 capital to adjusted total assets ratio, or “leverage capital ratio,” of at least 4.0%, (2) a Tier 1 capital to risk-weighted assets ratio, or “Tier 1 risk-based capital ratio,” of at least 6.0%, (3) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or “total risk-based capital ratio,” of at least 8.0%, and (4) a CET1 capital ratio of 4.5%. In addition, the OCC’s prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our market. For example, OCC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.
Corrective Measures for Capital Deficiencies. The federal banking regulators are required by the Federal Deposit Insurance Act, or FDI Act, to take “prompt corrective action” with respect to capital-deficient institutions that are FDIC-insured. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the revised capital rules, which became effective on January 1, 2015, a “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher, a Tier 1 risk-based capital ratio of 8.0% or higher, a leverage ratio of 5.0% or higher, a CETI capital ratio of 6.5% or higher, and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher, a Tier 1 risk-based capital ratio of 6.0% or higher, a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth), a CETI capital ratio of 4.5% or higher, and does not meet the criteria for a well-capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.
In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.
As a national bank’s capital decreases, the OCC’s enforcement powers become more severe. A significantly undercapitalized national bank is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The OCC has very limited discretion in dealing with a critically undercapitalized national bank and is virtually required to appoint a receiver or conservator.
Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.
Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under the Dodd-Frank Act, de novo interstate branching by national banks is permitted if, under the laws of the state where the branch is to be located, a state bank chartered in that state would have been permitted to establish a branch. Under current Texas law, banks are permitted to establish branch offices throughout Texas with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in Texas. Banks located in Texas may also branch across state lines by merging with banks or by purchasing a branch of another bank in other states if allowed by the applicable states’ laws.
Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking subsidiaries and/or affiliates, including us, are subject to Section 23A and 23B of the Federal Reserve Act and Regulation W. In general, Section 23A of the Federal Reserve Act imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Covered transactions with any single affiliate may not exceed 10.0% of the capital stock and surplus of the Bank, and covered transactions with all affiliates may not exceed, in the aggregate, 20.0% of the Bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from Tier 2 capital. The Bank’s transactions with all of its affiliates in the aggregate are limited to 20.0% of the foregoing capital. “Covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, in connection with covered transactions that are extensions of credit, the Bank may be required to hold collateral to provide added security to the Bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreement and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.
Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.
The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in Section 22(h) of the Federal Reserve Act and in Regulation O promulgated by the Federal Reserve apply to all insured institutions and their subsidiaries and bank holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Generally, the aggregate of these loans cannot exceed the institution’s total unimpaired capital and surplus, although a bank’s regulators may determine that a lesser amount is appropriate. Loans to senior executive officers of a bank are even further restricted. Insiders are subject to enforcement actions for accepting loans in violation of applicable restrictions.
Restrictions on Distribution of Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of our operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to us will continue to be our principal source of operating funds. Earnings and capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. In general terms, federal law provides that the Bank’s board of directors may, from time to time and as it deems expedient, declare a dividend out of its net profits. Generally, the total of all dividends declared in a year shall not, unless approved by the OCC, exceed the net profits of that year combined with its net profits of the past two years. At December 31, 2017, the Bank had $10.8 million available for payment of dividends.

In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, the Bank may not pay any dividend if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The OCC may further restrict the payment of dividends by requiring that the Bank maintain a higher level of capital than otherwise required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the OCC, the Bank is engaged in an unsound practice (which could include the payment of dividends), it may require, generally after notice and hearing, that the Bank cease such practice. The OCC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The OCC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.
Further, in the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as us) or any shareholder or creditor thereof.
Incentive Compensation Guidance. The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives, (2) compatibility with effective controls and risk management and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, a provision of the Basel III capital standards described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. A number of federal regulatory agencies proposed rules that would require enhanced disclosure of incentive-based compensation arrangements initially in April 2011, and again in April and May 2016, but the rules have not been finalized and would mostly apply to banking organizations with over $50 billion in total assets. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.
Audit Reports. For insured institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with GAAP, management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that the Bank have an independent audit committee, consisting of outside directors only, or that we have an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Bank’s audit committee consists entirely of independent directors.
Deposit Insurance Assessments. The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor through the Deposit Insurance Fund and safeguards the safety and soundness of the banking and thrift industries. The maximum amount of deposit insurance for banks and savings institutions is $250,000 per depositor. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors and is calculated based on an institution’s average consolidated total assets minus average tangible equity.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. At least semi-annually, the FDIC will update its loss and income projections for the Deposit Insurance Fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Income, will continue until the FICO bonds mature between 2017 and 2019.
Financial Modernization. Under the GLB Act, banks may establish financial subsidiaries and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating from its primary federal regulator of satisfactory or better. Subsidiary banks of financial holding companies or banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the “financial in nature” subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory of better. Neither we nor the Bank maintains a financial subsidiary.
Brokered Deposit Restrictions. Insured depository institutions that are categorized as adequately capitalized institutions under the FDI Act and corresponding federal regulations cannot accept, renew or roll over brokered deposits, without receiving a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. Insured depository institutions that are categorized as undercapitalized capitalized institutions under the FDI Act and corresponding federal regulations may not accept, renew, or roll over brokered deposits. The Bank is not currently subject to such restrictions.
Concentrated Commercial Real Estate Lending Regulations. The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for acquisition, construction, land development, and other land represent 100.0% or more of total capital or (2) total reported loans secured by multifamily and nonfarm residential properties and loans for acquisition, construction, land development, and other land represent 300.0% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, Board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. We are currently operating with real estate loan portfolios within such percentage levels.
Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its assessment area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “satisfactory” rating in its most recent CRA examination.
Consumer Laws and Regulations. The Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank. These laws include, among others, laws regarding unfair, deceptive and abusive acts and practices, usury laws, and other federal consumer protection statutes. These federal laws include the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission and registration rights, action by state and local attorneys general and civil or criminal liability.
In addition, the Dodd-Frank Act created the CFPB. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10.0 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10.0 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10.0 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.
Mortgage Lending Rules. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for income verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules became effective on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43.0% - and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.
Anti-Money Laundering and OFAC. Under federal law, including the Bank Secrecy Act, or BSA, and the USA PATRIOT Act of 2001, certain financial institutions, such as the Bank, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated BSA officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification especially in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. The Financial Crimes Enforcement Network, or FinCEN, issued final rules under the BSA in July 2016 that clarify and strengthen the due diligence requirements for banks with regard to their customers, which must be complied with no later than May 2018.
The Office of Foreign Assets Control, or OFAC, administers laws and Executive Orders that prohibit U.S. entities from engaging in transactions with certain prohibited parties. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.
Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for bank mergers and acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with OFAC sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution.
Privacy. The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, the Bank is subject to certain state privacy laws.
Federal Home Loan Bank System. The FHLB system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board, or FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. The reserves are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. The FHLBs make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the Boards of directors of each regional FHLB.
As a system member, according to currently existing policies and procedures, the Bank is entitled to borrow from the Dallas FHLB provided it posts acceptable collateral. The Bank is also required to own a certain amount of capital stock in the FHLB. The Bank is in compliance with the stock ownership rules with respect to such advances, commitments and letters of credit and collateral requirements with respect to home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to the Bank are secured by a portion of the respective mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by the Bank.
Enforcement Powers. The federal banking agencies, including our primary federal regulator, the OCC, have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements, breaches of fiduciary duty or the maintenance of unsafe and unsound conditions or practices could subject the Company or the Bank and their subsidiaries, as well as their respective officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. For example, the regulatory authorities may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan.
Effect of Governmental Monetary Policies
The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and certain borrowings by banks and their affiliates and assets of foreign branches. These policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans or future prospects.
Impact of Current Laws and Regulations
The cumulative effect of these laws and regulations, while providing certain benefits, adds significantly to the cost of our operations and thus have a negative impact on our profitability. There has also been a notable expansion in recent years of financial service providers that are not subject to the examination, oversight, and other rules and regulations to which we are subject. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.
Future Legislation and Regulatory Reform
In light of current economic conditions, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation and policies, and the effects of that legislation and regulation and those policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. Such legislation, regulation and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans and future prospects of commercial banks in the past and are expected to continue to do so.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10‑K, including the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in “Item 8. Financial Statements and Supplementary Data.” We believe the risks described below are the risks that are material to us as of the date of this Annual Report on Form 10‑K. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment.
Risks Related to Our Business
We may not be able to implement aspects of our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.
Our expansion strategy focuses on organic growth, supplemented by strategic acquisitions and expansion of the Bank’s banking location network, or de novo branching. We may not be able to execute on aspects of our expansion strategy, which may impair our ability to sustain our historical rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition with other financial institutions, may impede or prohibit the growth of our operations, the opening of new banking locations and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our strategy, we may be unable to maintain our historical earnings trends, which could have an adverse effect on our business, financial condition and results of operations.
We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching.
Our business strategy includes evaluating strategic opportunities to grow through de novo branching, and we believe that banking location expansion has been meaningful to our growth since inception. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have an adverse effect on our business, financial condition and results of operations.
We may not be able to overcome the integration and other risks associated with acquisitions, which could have an adverse effect on our ability to implement our business strategy.
Although we plan to continue to grow our business organically and through de novo branching, we also intend to pursue acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability and provide attractive risk-adjusted returns. Our acquisition activities could be material to our business and involve a number of risks, including the following:

•	intense competition from other banking organizations and other acquirers for potential merger candidates;

•	market pricing for desirable acquisitions resulting in returns that are less attractive than we have traditionally sought to achieve;

•
incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including consumer compliance issues;

•	the time and expense required to integrate the operations and personnel of the combined businesses;

•	experiencing higher operating expenses relative to operating income from the new operations;

•	losing key employees and customers;

•	reputational issues if the target’s management does not align with our culture and values;

•	significant problems relating to the conversion of the financial and customer data of the target;

•	integration of acquired customers into our financial and customer product systems;

•	risks of impairment to goodwill; or

•	regulatory timeframes for review of applications may limit the number and frequency of transactions we may be able to consummate.
Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy, which, in turn, could have an adverse effect on our business, financial condition and results of operations.
A key piece of our expansion strategy is a focus on decision-making authority at the branch and market level, and our business, financial condition, results of operations and prospects could be adversely affected if our local teams do not follow our internal policies or are negligent in their decision-making.
In order to be able to provide the responsive and individualized customer service that distinguishes us from competitors and in order to attract and retain management talent, we empower our local management teams to make certain business decisions on the local level. Lending authorities are assigned to branch presidents and their banking teams based on their experience, with all loan relationships in excess of internal specified maximums being reviewed by the Bank’s Directors’ Loan Committee, comprised of senior management of the Bank, or the Bank’s board of directors, as the case may be. Our local lenders may not follow our internal procedures or otherwise act in our best interests with respect to their decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent or not in our best interests could have an adverse effect on our business, financial condition and results of operations.
Difficult market conditions and economic trends have recently and adversely affected the banking industry and could adversely affect our business, financial condition and results of operations in the future.
We are operating in an uncertain economic environment, including generally uncertain conditions nationally and locally in our industry and markets. Although economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and commercial real estate markets in Texas and are affected by these events. In addition, financial institutions in Texas can be affected by volatility with the oil and gas industry and significant decreases in energy prices. Although we do not have material direct exposure to the oil and gas industry, we retain some indirect exposure, as some of our customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices.
Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by uncertain market and economic conditions. Another national economic downturn or deterioration of conditions in our markets could result in losses beyond those that are provided for in our allowance for loan losses and lead to the following consequences:

•	increases in loan delinquencies;

•	increases in non-performing assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position; and

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability.
While economic conditions in Texas and the United States have improved in recent years, there can be no assurance that these conditions will continue to improve at a similar rate, or at all, or that an economic downturn will not occur again. Although real estate markets have generally stabilized in portions of the United States, including Texas, a resumption of declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition and results of operations. In addition, volatility in the oil and gas industry and relatively low energy prices could have an adverse effect on our borrowers or their customers, including declines in real estate values and job losses, which could adversely affect our business, financial condition and results of operations.
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio could lead to unexpected losses and have an adverse effect on our business, financial condition and results of operations.
We are dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.
The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd-Frank Act stress testing, or DFAST, and the Comprehensive Capital Analysis and Review, or CCAR, submissions, we anticipate that model-derived testing may become more extensively implemented by regulators in the future.
We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, adverse regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.
The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
We focus our business development and marketing strategy primarily on small- to medium-sized businesses. As of December 31, 2017, we had approximately $782.4 million of loans to businesses, which represents approximately 57.6% of our total loan portfolio. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.
Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.
As of December 31, 2017, approximately $710.5 million, or 52.3%, of our total loans were nonresidential real estate loans (including owner occupied commercial real estate loans), which included approximately $196.8 million, or 14.5%, of our total loans, that were construction and land development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.
Construction and land development loans also involve risks because loan funds are secured by a project under construction and the project is of uncertain value prior to its completion. It can be difficult to accurately evaluate the total funds required to complete a project, and construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project, incur taxes, maintenance and compliance costs for a foreclosed property and may have to hold the property for an indeterminate period of time, any of which could adversely affect our business, financial condition and results of operations.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2017, approximately $1.08 billion, or 79.8%, of our total loans were loans with real estate as a primary or secondary component of collateral. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which would adversely affect our business, financial condition and results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have an adverse effect on our business, financial condition or results of operations. As of December 31, 2017, we held OREO and repossessed property and equipment that was valued at $2.2 million and $2.5 million, respectively.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2017, we held approximately $2.2 million in OREO in a special purpose subsidiary that is currently marketed for sale. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or writedowns in the value of other real estate owned, could have an adverse effect on our business, financial condition and results of operations.
Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. While historically Texas has had foreclosure laws that are favorable to lenders, a number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and we cannot be certain that Texas will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such could have an adverse effect on our business, financial condition and results of operation.
A portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.
As of December 31, 2017, approximately $197.5 million, or 14.5%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2017, our allowance for loan losses totaled $12.9 million, which represents approximately 0.95% of our total loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us on January 1, 2020, though we may choose to adopt CECL on January 1, 2019, or may be encouraged by our regulators to do so. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting beginning as of that second annual report on Form 10-K.
We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. Our actions, however, may not be sufficient to result in an effective internal control environment, and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.
We rely heavily on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.
Our success depends in large part on the performance of our executive management team and other key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees is intense, and the process of locating key personnel with the combination of skills, attributes and business relationships required to execute our business plan may be lengthy. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have an adverse effect on our business because of their skills, knowledge of and business relationships within our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have an adverse effect on our business, financial condition, results of operations and future prospects.

We earn income by originating residential mortgage loans for resale in the secondary mortgage market, and disruptions in that market could reduce our operating income.
Historically, we have earned income by originating mortgage loans for sale in the secondary market. A historical focus of our loan origination and sales activities has been to enter into formal commitments and informal agreements with larger banking companies and mortgage investors. Under these arrangements, we originate single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. For the years ended December 31, 2017 and 2016, we earned approximately $2.0 million and $1.7 million, respectively, from these activities. However, in the recent past, disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Fannie Mae and Federal Home Loan Mortgage Corporation, or Freddie Mac, loans. The effects of these disruptions in the secondary market for residential mortgage loans may reappear.
In addition, because government-sponsored entities like Fannie Mae and Freddie Mac, who account for a substantial portion of the secondary market, are governed by federal law, any future changes in laws that significantly affect the activity of these entities could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the federal government. The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform and their impact on us are difficult to predict. To date, no reform proposal has been enacted.
These disruptions may not only affect us but also the ability and desire of mortgage investors and other banks to purchase residential mortgage loans that we originate. As a result, we may not be able to maintain or grow the income we receive from originating and reselling residential mortgage loans, which would reduce our operating income. Additionally, we may be required to hold mortgage loans that we originated for sale, increasing our exposure to interest rate risk and the value of the residential real estate that serves as collateral for the mortgage loan.
Delinquencies, defaults and foreclosures in residential mortgages create a higher risk of repurchases and indemnity requests.
We originate residential mortgage loans for sale to government-sponsored enterprises, such as Fannie Mae, Freddie Mac and other investors. As a part of this process, we make various representations and warranties to these purchasers that are tied to the underwriting standards under which the investors agreed to purchase the loan. If a representation or warranty proves to be untrue, we could be required to repurchase one or more of the mortgage loans or indemnify the investor. Repurchase and indemnity obligations tend to increase during weak economic times, as investors seek to pass on the risks associated with mortgage loan delinquencies to the originator of the mortgage. If we are forced to repurchase additional mortgage loans that we have previously sold to investors, or indemnify those investors, our business, financial condition and results of operations could be adversely affected.
A lack of liquidity could impair our ability to fund operations and adversely impact our business, financial condition and results of operations.
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity.

Our most important source of funds is deposits. As of December 31, 2017, approximately $1.38 billion, or 82.3%, of our total deposits were demand, savings and money market accounts. Historically our savings, money market deposit accounts and demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.
The $296.8 million remaining balance of deposits consisted of certificates of deposit, of which $224.8 million, or 13.4% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.
Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas, or the FHLB. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in Texas or by one or more adverse regulatory actions against us.
Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have an adverse effect on our business, financial condition and results of operations.
We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including interbank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System. We may not be able to obtain capital on acceptable terms — or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

We have a concentration of deposit accounts with state and local municipalities that is a material source of our funding, and the loss of these deposits or significant fluctuations in balances held by these public bodies could force us to fund our business through more expensive and less stable sources.
As of December 31, 2017, $287.6 million, or approximately 17.2%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. As of December 31, 2017, approximately 46.87% of our interest-earning assets and approximately 57.39% of our interest-bearing liabilities had a variable rate. Our interest rate sensitivity profile was asset sensitive as of December 31, 2017, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. If short-term interest rates continue to remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations.

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of our primary markets, and adverse economic conditions in these markets could negatively impact our operations and customers.
Our business, financial condition and results of operations are affected by changes in the economic conditions of our primary markets of East Texas, Central Texas and the Dallas/Fort Worth metroplex. Our success depends to a significant extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in our primary markets. Economic conditions within our primary markets, and the state of Texas in general, are influenced by the energy sector generally and the price of oil and gas specifically. Although our customers’ business and financial interests may extend well beyond our primary markets, adverse conditions that affect our primary markets, including future declines in oil prices, could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying our loans, affect our ability to attract deposits and generally affect our business, financial condition, results of operations and future prospects. Due to our geographic concentration within our primary markets, we may be less able than other larger regional or national financial institutions to diversify our credit risks across multiple markets.
We face strong competition from financial services companies and other companies that offer banking services.
We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered outside of our markets and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks following the recent downturn has also led to increased competitive pressures on loan rates and terms for high-quality credits. We may not be able to compete successfully with other financial institutions in our markets, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.
Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate could have an adverse effect on our business, financial condition or results of operations.
Our trust and wealth management division derives its revenue from noninterest income and is subject to operational, compliance, reputational, fiduciary and strategic risks that could adversely affect our business, financial condition and results of operations.
Our trust and wealth management division subjects us to a number of different risks from our commercial activities, any of which could adversely affect our business, financial condition and results of operations. Operational or compliance risk entails inadequate or failed internal processes, people and systems or changes driven by external events. Success in the trust and wealth management business is highly dependent on reputation. Damage to our reputation from negative opinion in the marketplace could adversely impact both revenue and net income. Such results could also be affected by errors in judgment by management or the board, the improper implementation of business decisions or by unexpected external events. Our success in this division is also dependent upon our continuing ability to generate investment results that satisfy our clients and attract prospective clients, which may be adversely impacted by factors that are outside of our control. In addition, our trust and wealth management division is subject to fiduciary risks and risks associated with adverse decisions regarding the scope of fiduciary liabilities. If any claims or legal actions regarding our fiduciary role are not resolved in a manner favorable to us, we may be exposed to significant financial liability and our reputation could be damaged. Either of these results may adversely impact demand for our products and services, including those unrelated to our trust and wealth management division, or otherwise have an adverse effect on our business, financial condition or results of operation.
Additional risks resulting from our mortgage warehouse lending business could have an adverse effect on our business, financial condition and results of operations.
A portion of our lending involves the origination of mortgage warehouse lines of credit. Risks associated with our mortgage warehouse loans include credit risks relating to the mortgage bankers that borrow from us, including the risk of intentional misrepresentation or fraud; changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse; and originations of mortgage loans that are unsalable or impaired, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to ultimately purchase the loan from the mortgage banker. Any one or a combination of these events may adversely affect our loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels, which, in turn, could adversely affect our business, financial condition and results of operations.
New lines of business, products, product enhancements or services may subject us to additional risks.
From time to time, we implement new lines of business, or offer new products and product enhancements as well as new services within our existing lines of business and we will continue to do so in the future. For example, in 2017, we established our Small Business Association lending division. We also have plans to enhance our trust and wealth management division. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have an adverse impact on our business, financial condition or results of operations.
Negative public opinion regarding our company or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.
As a community bank, our reputation within the communities we serve is critical to our success. We believe we have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and results of operations could be adversely affected. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our expansion strategy, which could further adversely affect our business, financial condition and results of operations.
We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
While we attempt to invest a significant majority of our total assets in loans (our loan to asset ratio was 69.27% as of December 31, 2017), we invest a percentage of our total assets (20.74% as of December 31, 2017) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2017, the fair value of our available for sale investment securities portfolio was $232.4 million, which included a net unrealized loss of $3.5 million. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.
The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our needing to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.
There could be material changes to our financial statements and disclosures if there are changes in accounting standards or regulatory interpretations of existing standards
From time to time the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how new or existing standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently and retrospectively, in each case resulting in our needing to revise or restate prior period financial statements, which could materially change our financial statements and related disclosures, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.
Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.
We outsource some of our operational activities and accordingly depend on a number of relationships with third-party service providers. Specifically, we rely on third parties for certain services, including, but not limited to, core systems support, informational website hosting, internet services, online account opening and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, a cyber security breach involving any of our third-party service providers, or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense and disruption of service.
As a result, if these third-party service providers experience difficulties, are subject to cyber security breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.
In addition, the Bank’s primary federal regulator, the Office of the Comptroller of the Currency, or OCC, has recently issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the OCC, have recently issued enforcement actions against financial institutions for failure in oversight of third-party providers and violations of federal banking law by such providers when performing services for financial institutions. Accordingly, our operations could be interrupted if any of our third-party service providers experience difficulty, are subject to cyber security breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against the Bank, which could adversely affect our business, financial condition and results of operations.
System failure or cyber security breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.
Our computer systems and network infrastructure could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect our computer systems and network infrastructure, including our digital, mobile and internet banking activities, against damage from physical break-ins, cyber security breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cyber security breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as acts of cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a system breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations.
We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology or technology needed to compete effectively with larger institutions may not be available to us on a cost effective basis.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.
Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to develop on a cost effective basis systems that will enable us to keep pace with such developments. As a result, they may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. Accordingly, the ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.
We are subject to certain operational risks, including, but not limited to, customer, employee or third-party fraud and data processing system failures and errors.
Employee errors and employee or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.
We maintain a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, financial condition and results of operations.
In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the resulting monetary losses we may suffer, which could adversely affect our business, financial condition and results of operations.
Our primary markets are susceptible to natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers, any of which could have an adverse effect on us.
A significant portion of our business is generated from our primary markets of East Texas, Central Texas and the Dallas/Fort Worth metroplex, which are susceptible to damage by tornadoes, floods, droughts and other natural disasters and adverse weather. In addition to natural disasters, man-made events, such as acts of terror and governmental response to acts of terror, malfunction of the electronic grid and other infrastructure breakdowns, could adversely affect economic conditions in our primary markets. These catastrophic events can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. If the economies in our primary markets experience an overall decline as a result of a catastrophic event, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a catastrophic event. A natural disaster or other catastrophic event could, therefore, result in decreased revenue and loan losses that have an adverse effect on our business, financial condition and results of operations.
We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.
In the course of our business, we may purchase real estate in connection with our acquisition and expansion efforts, or we may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.
The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have an adverse effect on our business, financial condition and results of operations.
We are subject to claims and litigation pertaining to intellectual property.
Banking and other financial services companies, such as our company, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.
Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have an adverse effect on our business, financial condition and results of operations.
If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.
Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2017, our goodwill totaled $18.7 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.
We may be adversely affected by recent changes in U.S. tax laws.
The enactment of the Tax Cuts and Jobs Act, or TCJA, on December 22, 2017 made significant changes to the Internal Revenue Code, many of which are highly complex and may require interpretations and implementing regulations. As a result of the TCJA’s reduction of the corporate income tax rate from 35% to 21%, we recorded a one-time, non-cash charge to income tax provision of $1.7 million during the fourth quarter of 2017 to reduce the value of our net deferred tax assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Tax Expense.” Furthermore, we may incur additional meaningful expenses (including professional fees) as the TCJA is implemented, and the expected impact of certain aspects of the statute remains unclear and subject to change.
The TCJA includes a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. These changes include: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense, and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The TCJA may have an adverse effect on the market for and the valuation of residential properties, as well as on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership. Such an impact could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Risks Related to the Proposed Acquisition of Westbound Bank
The merger may not be consummated unless important conditions are satisfied.
Guaranty and Westbound Bank expect the merger to close during the second quarter of 2018, but the acquisition is subject to a number of closing conditions. Satisfaction of many of these conditions is beyond the control of Guaranty and Westbound Bank. If these conditions are not satisfied or waived, the merger will not be completed or may be delayed and each of Guaranty and Westbound Bank may lose some or all of the intended benefits of the merger. Certain of the conditions that remain to be satisfied include, but are not limited to:

•	the continued accuracy of the representations and warranties made by the parties in the merger agreement;

•	the performance by each party of its respective obligations under the merger agreement;

•	the receipt of required regulatory approvals, including the approval of the OCC;

•	the absence of any injunction, order or decree restraining, enjoining or otherwise prohibiting the merger;

•	the absence of any material adverse change with respect to Guaranty, Guaranty Bank & Trust and Westbound Bank;

•	receipt by Guaranty and Westbound Bank from their respective tax counsel of a federal tax opinion that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code;

•
the effectiveness of the registration statement covering the shares of Guaranty common stock that are expected to be issued to Westbound Bank's shareholders as a portion of the consideration for the merger; and

•	the approval by Westbound Bank’s shareholders of the merger agreement and the merger.
As a result of the aforementioned conditions, the merger may not close as scheduled, or at all. In addition, either Guaranty or Westbound Bank may terminate the merger agreement under certain circumstances.
Regulatory approval may not be received, may take longer than expected or may impose conditions that Guaranty does not anticipate or cannot be met.
Before the merger may be completed, prior approval must be obtained from the OCC. The OCC may impose conditions on the completion of, or require changes to the terms of, the merger. Such conditions or changes and the process of obtaining regulatory approval could have the effect of delaying completion of the merger or of imposing additional costs or limitations on Guaranty following the completion of the merger. The regulatory approval may not be received at all, may not be received in a timely fashion or may contain conditions on the completion of the merger that are burdensome, not anticipated or cannot be met. If the completion of the merger is delayed, including by a delay in receipt of necessary approval from the OCC, the business, financial condition and results of operations of Guaranty and Westbound Bank may also be materially adversely affected.
The merger could result in unexpected disruptions on the combined business.
In response to the announcement of the merger, Westbound Bank’s customers may cease or reduce their business with Westbound Bank, which could negatively affect Guaranty’s and Westbound Bank’s combined business operations. Similarly, current or prospective employees of Guaranty or Westbound Bank may experience uncertainty about their future roles with the combined entity. This may adversely affect Guaranty’s or Westbound Bank’s ability to attract and retain key management, banking and other personnel. In addition, the diversion of the attention of Guaranty’s and Westbound Bank’s respective management teams away from day-to-day operations during the negotiation and pendency of the merger could have an adverse effect on the financial condition and operating results of either Guaranty or Westbound Bank.
Guaranty may fail to realize some or all of the anticipated benefits of the merger.
The success of the merger will depend, in part, on Guaranty’s ability to realize the anticipated benefits and cost savings from combining its business with Westbound Bank’s business. However, to realize these anticipated benefits and cost savings, Guaranty must successfully combine both businesses. If Guaranty is unable to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than Guaranty expects.
Guaranty will incur significant transaction and merger-related integration costs in connection with the merger.
Guaranty expects to incur significant costs associated with completing the merger and integrating Westbound Bank’s operations into Guaranty’s operations and is continuing to assess the impact of these costs. Although Guaranty believes that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of Westbound Bank’s business with Guaranty’s business, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Risks Related to the Regulation of Our Industry
The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, could adversely affect our business, financial condition, and results of operations.
On July 21, 2010, the Dodd-Frank Act was signed into law, and the process of implementation is ongoing. The Dodd-Frank Act imposes significant regulatory and compliance changes on many industries, including ours. There remains significant uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear, especially in light of the Trump administration’s executive order calling for a full review of the Dodd-Frank Act and the regulations promulgated under it. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect our business, financial condition and results of operations.
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.
Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations, such as the Dodd-Frank Act, could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.
Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.
As part of the bank regulatory process, the OCC and the Board of Governors of the Federal Reserve System, or Federal Reserve, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, one of these federal banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that our Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

We recently became subject to more stringent capital requirements, which may result in lower returns on equity, require the raising of additional capital, limit our ability to repurchase shares or pay dividends and discretionary bonuses, or result in regulatory action.
The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank and savings and loan holding companies. In July 2013, the federal banking agencies published new capital rules, referred to herein as the Basel III capital rules, which revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The Basel III capital rules apply to all bank holding companies with $1.0 billion or more in consolidated assets and all banks regardless of size. The Basel III capital rules became effective as applied to us on January 1, 2015, with a phase-in period for the new capital conservation buffer that generally extends from January 1, 2015 through January 1, 2019. See the section in Item 1 of this Annual Report on Form 10-K captioned “Supervision and Regulation — Guaranty Bancshares, Inc. — New Rules on Regulatory Capital.”
As a result of the enactment of the Basel III capital rules, we became subject to increased required capital levels. Our inability to comply with these more stringent capital requirements could, among other things, result in lower returns on equity; require the raising of additional capital; limit our ability to repurchase shares or pay dividends and discretionary bonuses; or result in regulatory actions, any of which could adversely affect our business, financial condition and results of operation.
Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.
We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act, or the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.
In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching as a part of our expansion strategy. De novo branching and acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo banking locations could impact our business plans and restrict our growth.
Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury, or the Treasury Department, to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.
In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the inability to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching.
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, or CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have an adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services.
A successful regulatory challenge to an institution’s performance under the CRA, fair lending or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on our business, financial condition and results of operations.
Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has in recent years increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. In 2010, the FDIC increased the Deposit Insurance Fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio, and the FDIC as put in place a restoration plan to restore the Deposit Insurance Fund to its 1.35% minimum reserve ratio managed by the Dodd-Frank Act by September 30, 2020. If recent increases in premiums are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. Further, if there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay higher FDIC premiums. Our FDIC insurance related costs were $671,000 for the year ended December 31, 2017, compared to $1.2 million for the year ended December 31, 2016, and $743,000 for the year ended December 31, 2015. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.
The Federal Reserve may require us to commit capital resources to support the Bank.
The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.
A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a bank holding company to its subsidiary bank is subordinate in right with payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a bank holding company for the purpose of making a capital injection to a subsidiary bank often becomes more difficult and expensive relative to other corporate borrowings.
We could be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of securities by the Federal Reserve, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we cannot determine the effects of such policies on us at this time, such policies could adversely affect our business, financial condition and results of operations.

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.
The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2017, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending, particularly as we expand into metropolitans markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.
Risks Related to an Investment in Our Common Stock
The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.
The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

•	changes in economic or business conditions;

•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;

•
publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deemed comparable to us;

•	additional or anticipated sales of our common stock or other securities by us or our existing shareholders;

•	additions or departures of key personnel;

•	perceptions in the marketplace regarding our competitors or us, including the perception that investment in Texas is unattractive or less attractive during periods of low oil prices;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our primary markets or the financial services industry.
The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.
The market price of our common stock could decline significantly due to actual or anticipated issuances or sales of our common stock in the future.
We may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.
We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future sales of our securities.
Securities analysts may not initiate or continue coverage on us.
The trading market for our common stock depends, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover us. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by securities analysts and are the subject of an unfavorable report, the price of our common stock may decline.
Our management and board of directors have significant control over our business.
As of December 31, 2017, our Company directors, Bank directors and named executive officers beneficially owned an aggregate of 3,068,763 shares, or approximately 27.8%, of our issued and outstanding shares of common stock, including 316,432 shares that are held by our KSOP and allocated to the accounts of our named executive officers. As of December 31, 2017, our KSOP owned an aggregate of 1,314,277 shares, or approximately 11.9% of our issued and outstanding shares. A committee consisting of four independent directors of the Company, which we refer to herein as the KSOP Committee, currently serves as trustee of the KSOP. Each KSOP participant will have the right to vote the shares allocated to such participant’s account on all matters requiring a vote of our shareholders, but the KSOP committee, as trustee of the KSOP, retains sole voting power over all shares held by the KSOP that are not allocated to participants’ accounts and all shares for which they have received no voting instructions from the participant. As of December 31, 2017, there were no shares owned by our KSOP that were unallocated to participants’ accounts.
As a result of their significant control over our business, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders, including you.
The holders of our existing debt obligations, as well as debt obligations that may be outstanding in the future, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.
In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2017, we had a senior, unsecured line of credit with an available balance of $25.0 million, but no amounts advanced, we had $3.5 million of subordinated debt obligations and approximately $10.3 million of junior subordinated debentures issued to statutory trusts that, in turn, issued $10.0 million of trust preferred securities. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock. To the extent that we issue additional debt obligations or junior subordinated debentures, the additional debt obligations or additional junior subordinated debentures will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our certificate of formation authorizes us to issue up to 15,000,000 shares of one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.
We are an emerging growth company, and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company we may to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. The JOBS Act also permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have irrevocably “opted out” of this provision, and we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies.
We may take advantage of these provisions for up to five years, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive because we intend to rely on certain of these exemptions, which may result in a less active trading market and increased volatility in our stock price.

We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.
Our primary tangible asset is Guaranty Bank & Trust. As such, we depend upon the Bank for cash distributions (through dividends on the Bank’s common stock) that we use to pay our operating expenses, satisfy our obligations (including our subordinated debentures and our other debt obligations) and to pay dividends on our common stock. Federal statutes, regulations and policies restrict the Bank’s ability to make cash distributions to us. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, the OCC has the ability to restrict the Bank’s payment of dividends by supervisory action. If the Bank is unable to pay dividends to us, we will not be able to satisfy our obligations or pay dividends on our common stock.
Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.
We anticipate that dividends will be declared and paid in the month following the end of each calendar quarter, and we anticipate paying a quarterly dividend on our common stock in an amount equal to approximately 25.0% to 30.0% of our net income for the immediately preceding quarter. However, holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by our board of directors. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends, if any, paid to our common shareholders.
The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on the subordinated debentures underlying our trust preferred securities and our other debt obligations. If required payments on our outstanding junior subordinated debentures, held by our unconsolidated subsidiary trusts, or our other debt obligations, are not made or are deferred, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.
Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.
Our certificate of formation and our bylaws (each as amended and restated) may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our board of directors or management. Our governing documents include provisions that:

•	empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are to be set by our board of directors;

•	divide our board of directors into three classes serving staggered three-year terms;

•	provide that directors may only be removed from office for cause and only upon a majority shareholder vote;

•	eliminate cumulative voting in elections of directors;

•	permit our board of directors to alter, amend or repeal our amended and restated bylaws or to adopt new bylaws;

•	require the request of holders of at least 50.0% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;

•	prohibit shareholder action by less than unanimous written consent, thereby requiring virtually all actions to be taken at a meeting of the shareholders;

•
require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in writing; and

•
enable our board of directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.

In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the Bank Holding Company Act of 1956, as amended, or the BHC Act, and the Change in Bank Control Act, or the CBCA. These laws could delay or prevent an acquisition.
Furthermore, our amended and restated certificate of formation provides that the state courts located in Titus County, Texas, the county in which our headquarters in Mount Pleasant lie, will be the exclusive forum for: (a) any actual or purported derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of fiduciary duty by any of our directors or officers, (c) any action asserting a claim against us or our directors or officers arising pursuant to the TBOC, our certificate of formation, or our bylaws; or (d) any action asserting a claim against us or our officers or directors that is governed by the internal affairs doctrine. By becoming a shareholder of our Company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of formation related to choice of forum. The choice of forum provision in our amended and restated certificate of formation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of formation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, operating results, and financial condition.

An investment in our common stock is not an insured deposit and is subject to risk of loss.
Any shares of our common stock you purchase will not be savings accounts, deposits or other obligations of any of our bank or non-bank subsidiaries and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank currently operates 28 banking locations, all of which are located in Texas. The principal executive office of the Bank is located at 201 South Jefferson Avenue, Mount Pleasant, Texas 75455. The Bank currently operates banking locations in the following Texas locations: Atlanta, Austin, Bogata, Bryan, College Station (two locations), Commerce, Dallas (two locations), Denton (two locations), Fort Worth, Hallsville, Longview, Mount Pleasant (two locations), Mount Vernon, New Boston, Paris (two locations), Pittsburg, Rockwall, Royse City, Sulphur Springs, and Texarkana (four locations).

As of December 31, 2017, we owned 21 of our branch locations and leased the remaining seven locations. The terms of our leases generally range from one to 15 years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. We believe that the seven leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Shares of our common stock are traded on the NASDAQ Global Select Market under the symbol “GNTY.” Our shares have been traded on the NASDAQ Global Select Market since May 9, 2017. Prior to that date, there was no public trading market for our common stock. The following table presents the range of high and low sales price per share reported on the NASDAQ Global Select Market for the period indicated.

	2017
	High	Low
Second Quarter	$36.38	$29.00
Third Quarter	33.16	28.27
Fourth Quarter	31.70	28.00

Holders of Record

As of March 14, 2018, there were 270 holders of record of our common stock.

Dividend Policy

See "Item 8. Financial Statements and Supplementary Data—Quarterly Results of Operations" for the frequency and amount of cash dividends paid by us. Also, see "Item 1. Business—Regulation and Supervision—Guaranty Bancshares, Inc.—Regulatory Restrictions on Dividends” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the Russell 3000 Index and the SNL Bank Index for banks with $1.0 billion to $5.0 billion in total assets for the period beginning on May 9, 2017, the first day of trading of our common stock on the NASDAQ Global Select Market through December 31, 2017. The following assumes $100 invested on May 9, 2017 in our common stock at our initial public offering price of $27.00 per share, otherwise reflects our stock and the Russell 3000 and SNL Bank $1.0 to $5.0 Billion Index values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
125.00
120.00
115.00
110.00
105.00
100.00
05/09/17
06/30/17
09/30/17
12/31/17
Guaranty Bancshares, Inc.
S&P 500 Index
SNL Bank $1B-$5B Index

	May 9, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Guaranty Bancshares, Inc.	$100.00	$118.81	$119.44	$114.98
S&P 500 Index	$100.00	$101.46	$106.00	$113.05
SNL Bank $1B - $5B Index	$100.00	$100.75	$107.52	$107.19
Source: S&P Global Market Intelligence

Stock Repurchases

No purchases of our common stock were made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the year ended December 31, 2017.  There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
The following tables set forth certain of our summary historical consolidated financial information for each of the periods indicated. The historical information as of and for the years ended December 31, 2017 and 2016 has been derived from our audited consolidated financial statements included elsewhere in this Form 10-K, and the selected historical consolidated financial information as of and for the years ended December 31, 2015, 2014 and 2013 has been derived from our audited consolidated financial statements not appearing in this Form 10-K. The historical results set forth below are not necessarily indicative of our future performance.
You should read the following together with the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

(Dollars in Thousands, except Per Share Amounts)
	As of December 31,
	2017	2016	2015	2014	2013
Selected Period End Balance Sheet Data:
Total assets	$1,962,624	$1,828,336	$1,682,640	$1,334,068	$1,246,451
Cash and cash equivalents	91,428	127,543	111,379	105,662	81,462
Securities available for sale	232,372	156,925	272,944	227,022	246,395
Securities held to maturity	174,684	189,371	125,031	131,068	140,571
Loans held for sale	1,896	2,563	3,867	3,915	7,118
Loans held for investment	1,359,544	1,243,925	1,067,377	786,519	697,404
Allowance for loan losses	12,859	11,484	9,263	7,721	7,093
Goodwill	18,742	18,742	18,601	6,116	6,436
Core deposit intangibles, net	2,724	3,308	3,846	2,881	3,310
Noninterest-bearing deposits	410,009	358,752	325,556	250,242	213,703
Interest-bearing deposits	1,266,311	1,218,039	1,140,641	826,550	788,110
Total deposits	1,676,320	1,576,791	1,466,197	1,076,792	1,001,813
Federal Home Loan Bank advances	45,153	55,170	21,342	111,539	111,728
Subordinated debentures	13,810	19,310	21,310	9,155	11,155
Other debt	—	18,286	18,000	11,000	14,000
KSOP-owned shares	—	31,661	35,384	36,300	30,938
Total shareholders’ equity less KSOP-owned shares	207,345	110,253	102,352	75,989	66,157
Pro forma total shareholders’ equity(1)	207,345	141,914	137,736	112,289	97,095

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Income Statement Data:
Net interest income	$59,630	$53,840	$47,759	$39,123	$35,368
Provision for loan losses	2,850	3,640	2,175	1,322	1,745
Net interest income after provision for loan losses	56,780	50,200	45,584	37,801	33,623
Noninterest income	14,279	13,016	11,483	10,792	11,562
Noninterest expense	48,382	46,380	42,594	34,854	31,400
Net realized gain (loss) on sale of securities	167	82	77	(212)	578
Income before income tax	22,677	16,836	14,473	13,739	13,785
Income tax (benefit) expense(2)	8,238	4,715	4,362	4,023	(3,573)
Net earnings	14,439	12,121	10,111	9,716	17,358
Dividends paid to common shareholders(2)	5,562	4,615	4,526	11,863	3,453

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
Per Share Data:
Earnings per common share, basic(3)	$1.41	$1.35	$1.15	$1.25	$2.40
Earnings per common share, diluted(3)	1.40	1.35	1.15	1.25	2.40
Book value per common share(4)	18.75	16.22	15.47	14.01	13.17
Tangible book value per common share(4)(5)	16.81	13.70	12.95	12.89	11.84
Weighted average common shares outstanding, basic, in thousands(6)	10,231,000	8,968,000	8,796,000	7,771,000	7,241,000
Weighted average common shares outstanding, diluted, in thousands(6)	10,313,000	8,976,000	8,802,000	7,771,000	7,243,000

	As of and for the Years Ended December 31,
	2017		2016		2015		2014		2013 (pro forma)
Pro Forma Information as if a C Corporation:
Income before income taxes	$22,677		$16,836		$14,473		$13,739		$13,785
Income tax provision	8,238		4,715		4,362		4,023		4,009
Pretax pre-provision and pre-securities gain (loss)	25,360	—	20,394	—	16,571	—	15,273	—	14,952
Net earnings	14,439		12,121		10,111		9,716		9,776
Basic earnings per share(3)	1.41		1.35		1.15		1.25		1.35
Diluted earnings per share(3)	1.40		1.35		1.15		1.25		1.35

	As of December 31,
	2017	2016	2015	2014	2013
Summary Performance Ratios:
Return on average assets(7)(8)	0.76%	0.68%	0.65%	0.76%	1.47%
Return on average equity(7)(8)	7.78	8.34	7.44	8.69	17.98
Net interest margin(9)	3.38	3.27	3.33	3.33	3.23
Efficiency ratio(10)	65.61	69.46	71.99	69.53	67.74
Loans to deposits ratio(11)	81.10	78.89	72.80	73.04	69.61
Noninterest income to average assets(7)	0.75	0.73	0.74	0.85	0.98
Noninterest expense to average assets(7)	2.55	2.61	2.75	2.74	2.67
Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.44%	0.53%	0.25%	0.37%	0.71%
Nonperforming loans to total loans(11)	0.29	0.35	0.23	0.52	1.04
Allowance for loan losses to nonperforming loans	321.15	260.47	381.04	189.38	98.06
Allowance for loan losses to total loans(11)	0.95	0.92	0.87	0.98	1.02
Net charge-offs to average loans outstanding(12)	0.11	0.12	0.06	0.09	0.15
Capital Ratios:
Total shareholders’ equity to total assets	10.56%	7.76%	8.19%	8.42%	7.79%
Tangible common equity to tangible assets(13)	9.58	6.64	6.94	7.80	7.06
Common equity tier 1 capital (CET1) to risk-weighted assets	12.61	9.28	10.43	n/a	n/a
Tier 1 capital to average assets(7)	10.53	7.71	8.33	9.05	8.80
Tier 1 capital to risk-weighted assets	13.29	10.03	11.30	13.65	13.30
Total capital to risk-weighted assets	14.13	10.86	12.08	14.57	14.22

(1)
In accordance with provisions of the Internal Revenue Code applicable to private companies, prior to our listing on the NASDAQ Global Select Market, the terms of our KSOP provided that KSOP participants had the right, for a specified period of time, to require us to repurchase shares of our common stock that are distributed to them by the KSOP. As a result, for the periods prior to our listing on the NASDAQ Global Select Market, the shares of common stock held by the KSOP are deducted from shareholders’ equity in our consolidated balance sheet. This repurchase right terminated upon the listing of our common stock on the NASDAQ Global Select Market on May 9, 2017.

(2)
Effective January 1, 2008, we made an election to be taxed for federal income tax purposes as a Subchapter S corporation under the provisions of Sections 1361 through 1379 of the Internal Revenue Code. We terminated our election to be taxed as a Subchapter S corporation effective December 31, 2013. As a result, for the taxable periods applicable to the years ended December 31, 2008 through December 31, 2013, our net income was not subject to, and we did not pay, U.S. federal income taxes, and no provision or liability for federal or state income tax has been included in our audited consolidated financial statements for the year ended December 31, 2013, except as presented on a pro forma basis in our audited consolidated financial statements for the year ended December 31, 2013. Additionally, distributions made to our shareholders in respect of their federal income tax liability of $10.2 million in 2013 are not considered dividends paid to common shareholders. Despite the termination of our Subchapter S election, we paid dividends of $0.50 per share and a special dividend of $1.00 per share for the year ended December 31, 2014, since all dividends we pay for the first 12 months following the termination of our Subchapter S election were not subject to federal income taxation.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Termination of Subchapter S Corporation Status."

(3)
Basic and diluted earnings per share for the year ended December 31, 2013 are currently based on income before taxes due to our conversion from an S corporation to a C corporation, effective December 31, 2013. However, unaudited pro forma information is presented as if a C corporation for all periods under the heading “Unaudited Pro Forma Information as if a C Corporation.”

(4)	Book value per common share and tangible book value per common share calculations reflect the Company’s pro forma total shareholders’ equity.

(5)
We calculate tangible book value per common share as total shareholders’ equity less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization at the end of the relevant period, divided by the outstanding number of shares of our common stock at the end of the relevant period. Tangible book value per common share is a financial measure that is not recognized by, or calculated in accordance with, U.S. generally accepted accounting principles, or GAAP, and, as we calculate tangible book value per common share, the most directly comparable GAAP financial measure is total shareholders’ equity per common share. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(6)	Weighted average common shares outstanding as of December 31, 2013 have been adjusted to reflect the 2-for-1 stock split we completed on August 20, 2014.

(7)
We calculate our average assets and average equity for a period by dividing the period end balances of our total assets or total shareholders’ equity, as the case may be, by the number of months in the period.

(8)
We have calculated our return on average assets and return on average equity for a period by dividing net earnings for that period by our average assets and average equity, as the case may be, for that period.

(9)	Net interest margin represents net interest income divided by average interest-earning assets.

(10)	The efficiency ratio was calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding securities losses or gains. Taxes are not part of this calculation.

(11)	Excludes loans held for sale of $1.9 million, $2.6 million, $3.9 million, $3.9 million, and $7.1 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(12)
Includes average outstanding balances of loans held for sale of $1.7 million, $3.0 million, $4.4 million, $4.2 million, and $6.3 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(13)
We calculate tangible common equity as total shareholders’ equity less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and core deposit intangibles and other intangible assets, net of accumulated amortization. Tangible common equity to tangible assets is a financial measure that is not recognized by or calculated in accordance with GAAP, or a non-GAAP financial measure, and, as we calculate tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total shareholders’ equity to total assets. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and the Company’s audited consolidated financial statements and the accompanying notes included in "Item 8: Financial Statements and Supplementary Data." This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	our ability to prudently manage our growth and execute our strategy;

•	risks associated with our acquisition and de novo branching strategy;

•	business and economic conditions generally and in the financial services industry, nationally and within our primary markets;

•	deterioration of our asset quality;

•	changes in the value of collateral securing our loans;

•	changes in management personnel;

•	liquidity risks associated with our business;

•	interest rate risk associated with our business;

•	our ability to maintain important deposit customer relationships and our reputation;

•	operational risks associated with our business;

•	volatility and direction of market interest rates;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;

•	further government intervention in the U.S. financial system;

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	other factors that are discussed in "Item 1A. Risk Factors."

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
General
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through Guaranty Bank & Trust, the discussion and analysis relates to activities primarily conducted by Guaranty Bank & Trust.
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

Acquisitions
The comparability of our consolidated results of operations for the years ending December 31, 2017 and 2016, to the year ended December 31, 2015 is affected by two acquisitions that we completed in 2015. On March 28, 2015, we completed the acquisition of DCB Financial. On April 11, 2015, we completed the acquisition of Texas Leadership Bank. Therefore, the results of the acquired operations of DCB Financial and Texas Leadership Bank were included in our results of operations for a portion of 2015 but were included in our results of operations for all of 2016 and 2017.

Termination of Subchapter S Corporation Status
Effective January 1, 2008, we made an election to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Sections 1361 through 1379 of the Internal Revenue Code. We terminated our election to be taxed as a Subchapter S corporation effective December 31, 2013. During the period we were taxed as a Subchapter S corporation, our net income was not subject to, and we did not pay, U.S. federal income taxes, and we were not required to make any provision or recognize any liability for federal income taxes in our financial statements for the year ended December 31, 2008 through the year ended December 31, 2013. In addition, during these taxable periods that we were a Subchapter S corporation, we paid distributions to our shareholders to assist them in paying the federal income taxes on the pro rata portion of our taxable income that “passed through” to our shareholders. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” Effective January 1, 2014, we became subject to federal income taxation as a C corporation under Subchapter C of the Internal Revenue Code, and we established deferred tax assets and liabilities effective December 31, 2013 to reflect the conversion. Accordingly, beginning January 1, 2014, we reflect a provision for federal income taxes on our financial statements. As a result of that change in our status under the federal income tax laws, the net income and earnings per share data presented in our historical financial statements for the year ended December 31, 2013, will not be comparable with our historical financial statements for the years ended December 31, 2014, 2015, 2016 and 2017, or our future net income and earnings per share, which will be calculated by including a provision for federal income taxes. However, we have included pro forma financial information in “Item 6. Selected Financial Data” showing income tax expense and net earnings as if we were a C corporation at the beginning of the earliest period presented for comparison purposes.
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
We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates, and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.
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
The credit quality of loans in our commercial real estate related loan portfolio is impacted by delinquency status and debt service coverage generated by the borrowers’ business and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refers to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. We consider the majority of our loans to be “seasoned” and that the credit quality and current level of delinquencies and defaults represents the level of reserve needed in the allowance for loan losses. If delinquencies and defaults were to increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.
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
Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2017 and December 31, 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
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
We utilize methodical credit standards and analysis to supplement our policies and procedures in underwriting consumer loans. Our loan policy addresses types of consumer loans that may be originated as well as the underlying collateral, if secured, which must be perfected. The relatively small individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes risk.
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
Performance Summary for the Years Ended December 31, 2017 and 2016
Net earnings were $14.4 million for the year ended December 31, 2017, as compared to $12.1 million for the year ended December 31, 2016. This performance resulted in basic earnings per share of $1.41 for the year ended December 31, 2017 as compared to $1.35 for the year ended December 31, 2016. The increase in net earnings over this period was primarily the result of the continued maturity of the de novo locations in both the Central Texas and Dallas/Fort Worth metroplex markets. The increase in earnings per share over this period was due to a 19.1% increase in net earnings compared to a 14.1% increase in the weighted average shares outstanding.
Our return on average assets was 0.76% for the year ended December 31, 2017, as compared to 0.68% for the year ended December 31, 2016. Our return on average equity was 7.78% for the year ended December 31, 2017, as compared to 8.34% for the year ended December 31, 2016. The increase in our return on average assets was primarily due to an increase in net earnings of 19.1% relative to a smaller increase of 6.9% for total average assets. The decrease in the return on average equity ratio resulted from an increase in average shareholder's equity of 27.6%, primarily due to our initial public offering, relative to a smaller increase in net earnings of 19.1%.
Our net interest margin was 3.38% for the year ended December 31, 2017 and 3.27% for the year ended December 31, 2016. Our net interest margin increased as a result of improvements in loan yields due to rising interest rates, compared to smaller increases in the interest rates paid on deposit accounts. Our efficiency ratio was 65.61%

for the year ended December 31, 2017, as compared to 69.46% for the year ended December 31, 2016. The improvement in efficiency ratio for 2017 is largely attributable to cost savings realized from new and maturing locations during 2017. Applicable elements of income increased 10.4%, while non-interest expense increased only 8.9%, during 2017.
Our total assets increased $134.3 million, or 7.3%, to $1.96 billion for the year ended December 31, 2017, compared to $1.83 billion for the year ended December 31, 2016. The increase in our total assets is primarily the result of our loan growth in 2017, which was entirely organic, with our total loans (excluding loans held for sale) increasing $114.1 million, or 9.3%, to $1.35 billion for the year ended December 31, 2017, compared to $1.23 billion for the year ended December 31, 2016. Total shareholders’ equity increased $97.1 million, or 46.1%, to $207.3 million for the year ended December 31, 2017, compared to $141.9 million for the year ended December 31, 2016. The increase in shareholders' equity was due primarily to the 19.1% increase in net earnings in 2017 and the results of our initial public offering in May 2017.
Results of Operations for the Years Ended December 31, 2017, 2016 and 2015
Net Interest Income
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
2017 vs. 2016. Net interest income for the year ended December 31, 2017 was $59.6 million, compared to $53.8 million for the same period in 2016, an increase of $5.8 million, or 10.8%. The increase in net interest income was comprised of a $7.1 million, or 10.9%, increase in interest income offset by a $1.3 million, or 11.8%, increase in interest expense. The growth in interest income was primarily attributable to a $103.3 million, or 8.76%, increase in average loans outstanding for the year ended December 31, 2017, compared to the same period in 2016, as well as a four basis point increase in the yield on total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets, continuing maturity of de novo and acquired locations in the Central Texas and Dallas/Fort Worth metroplex markets and opening of new locations during 2017 in both Austin and Fort Worth, Texas. The $1.3 million increase in interest expense for the year ended December 31, 2017 was primarily related to a $65.6 million, or 5.6%, increase in average interest-bearing deposits over the same period in 2016. The majority of this increase is due to organic growth, primarily in money market accounts, driven in part by favorable rates that were offered in our Central Texas and Dallas/Fort Worth metroplex markets. For the year ended December 31, 2017, net interest margin and net interest spread were 3.38% and 3.14%, respectively, compared to 3.27% and 3.08% for the same period in 2016, which reflects the increases in interest income discussed above relative to the increases in average interest-earning assets and interest expense, respectively.
2016 vs. 2015. Net interest income for the year ended December 31, 2016 was $53.8 million compared to $47.8 million for the same period in 2015, an increase of $6.1 million, or 12.7%. The increase in net interest income was comprised of an $8.6 million, or 15.4%, increase in interest income offset by a $2.5 million, or 30.6%, increase in interest expense. The growth in interest income was primarily attributable to a $188.0 million, or 19.0%, increase in average loans outstanding for the year ended December 31, 2016, compared to the same period 2015, partially offset by an 11 basis point decrease in the yield on total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets and continuing maturity of de novo and acquired locations in the Central Texas and Dallas/Fort Worth metroplex markets. The $2.5 million increase in interest expense for the year ended December 31, 2016 was primarily related to a $210.6 million, or 21.8%, increase in average interest-bearing deposits over the same period in 2015. The increase in average interest-bearing deposits was due to organic growth, primarily in money market accounts, driven in part by favorable rates that were offered in our Central Texas and Dallas/Fort Worth metroplex markets. For the year ended December 31, 2016, net interest margin and net interest spread were 3.27% and 3.08%, respectively, compared to 3.33% and 3.17% for the same period in 2015, which reflects the increases in interest income discussed above relative to the increases in average interest-earning assets and interest expense, respectively.
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-

bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2017, 2016 and 2015, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earnings assets:
Total loans(1)	$1,283,253	$61,014	4.75%	$1,179,938	$55,565	4.71%	$991,889	$47,845	4.82%
Securities available for sale	223,095	5,081	2.28%	198,372	3,723	1.88%	233,484	4,393	1.88%
Securities held to maturity.	182,549	4,409	2.42%	182,870	4,678	2.56%	126,659	3,453	2.73%
Nonmarketable equity securities	7,134	465	6.52%	8,547	271	3.17%	7,450	91	1.22%
Interest-bearing deposits in other banks	70,692	813	1.15%	78,232	471	0.60%	72,997	300	0.41%
Total interest-earning assets	1,766,723	$71,782	4.06%	1,647,959	$64,708	3.93%	1,432,479	$56,082	3.92%
Allowance for loan losses	(12,217)			(10,826)			(8,701)
Noninterest-earnings assets	144,971			139,575			127,470
Total assets	$1,899,477			$1,776,708			$1,551,248
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,241,115	$10,604	0.85%	$1,175,520	$9,050	0.77%	$964,900	$6,524	0.68%
Advances from FHLB and fed funds purchased	46,268	472	1.02%	62,961	299	0.47%	104,157	674	0.65%
Other debt	6,711	301	4.49%	13,198	586	4.44%	10,578	497	4.70%
Subordinated debentures	15,902	724	4.55%	20,313	882	4.34%	14,078	603	4.28%
Securities sold under agreements to repurchase	13,306	51	0.38%	13,011	51	0.39%	11,223	25	0.22%
Total interest-bearing liabilities	1,323,302	12,152	0.92%	1,285,003	10,868	0.85%	1,104,936	8,323	0.75%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	384,049			340,240			301,288
Consideration payable	—			—			3,735
Accrued interest and other liabilities	6,648			6,080			5,335
Total noninterest-bearing liabilities	390,697			346,320			310,358
Shareholders’ equity	185,478			145,385			135,954
Total liabilities and shareholders’ equity	$1,899,477			$1,776,708			$1,551,248
Net interest rate spread(2)			3.14%			3.08%			3.17%
Net interest income		$59,630			$53,840			$47,759
Net interest margin(3)			3.38%			3.27%			3.33%

(1) Includes average outstanding balances of loans held for sale of $1.7 million, $3.0 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015 respectively.
(2) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3) Net interest margin is equal to net interest income divided by average interest-earning assets.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Years Ended December 31, 2017 vs. 2016			For the Years Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to Change in		Total Increase (Decrease)	Increase (Decrease) Due to Change in		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$4,912	$537	$5,449	$8,856	$(1,136)	$7,720
Securities available for sale	563	795	1,358	(659)	(11)	(670)
Securities held to maturity	(8)	(261)	(269)	1,438	(213)	1,225
Nonmarketable equity securities	(92)	286	194	35	145	180
Interest-earning deposits in other banks	(87)	429	342	32	139	171
Total increase (decrease) in interest income	$5,288	$1,786	$7,074	$9,702	$(1,076)	$8,626
Interest-bearing liabilities:
Interest-bearing deposits	$560	$994	$1,554	$1,622	$904	$2,526
Advances from FHLB and Fed funds Purchased	(170)	343	173	(196)	(179)	(375)
Other debt	(291)	6	(285)	116	(27)	89
Subordinated debentures	(201)	43	(158)	271	8	279
Securities sold under agreements to repurchase	1	(1)	—	7	19	26
Total (decrease) increase in interest expense	(101)	1,385	1,284	1,820	725	2,545
Increase (decrease) in net interest income	$5,389	$401	$5,790	$7,882	$(1,801)	$6,081
Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “— Financial Condition—Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2017 was $2.9 million compared to $3.6 million for the year ended December 31, 2016. As of December 31, 2017 and December 31, 2016, our allowance for loan and lease losses was $12.9 million and $11.5 million, respectively, which were comprised of general allowance reserves of $12.7 million and $11.2 million, respectively, with specific reserves allocated to cover classified and problem loans of $134,000 and $253,000, respectively. The decrease in provision expense was primarily due to improved credit quality and loan growth at a slower rate during 2017 than during 2016. As of December 31, 2017, there was $9.3 million in loan balances past due 30 or more days and $4.0 million in loan balances for nonperforming (nonaccrual) loans, compared to $11.7 million and $4.4 million, respectively, for the year ended December 31, 2016.
The provision for loan losses for the year ended December 31, 2016 increased $1.5 million to $3.6 million compared to $2.2 million for the year ended December 31, 2015. As of December 31, 2016 and December 31, 2015, our general allowance reserves were $11.2 million and $8.7 million, respectively, with specific reserves allocated to cover classified and problem loans of $253,000 and $527,000, respectively. The increase in provision expense was primarily due to the growth in total loans of $176.5 million, or 16.5%, to $1.25 billion for the year ended December 31, 2016, from $1.07 billion for the year ended December 31, 2015, which resulted in a $2.5 million increase in general allowance reserves. As of December 31, 2016, there was $11.7 million in loan balances past due 30 or more days and $4.4 million in loan balances for nonperforming (nonaccrual) loans, compared to $9.7 million and $2.4 million, respectively, for the year ended December 31, 2015. However, the specific reserves associated with these loans decreased due to improvements in the values of the underlying collateral that secure those loans, leading to a $274,000 decrease in specific reserves for the year ended December 31, 2016 over the year ended December 31, 2015 that partially offset the increase in general reserves driven by our loan growth.
Net charge-offs for the year ended December 31, 2017 totaled $1.5 million, or 0.11%, of total loans, compared to net charge-offs of $1.4 million, or 0.11%, and net charge-offs of $633,000, or 0.06%, for the same periods in 2016 and 2015, respectively. During 2017, the volume of smaller dollar consumer loan charge-offs increased compared to prior years but there were no individual loan charge-offs that were greater than $500,000. The increase in net charge-

offs for the year ended December 31, 2016, from the year ended December 31, 2015, was primarily due to one borrowing relationship with a charge-off amount of $1.2 million in which the assets were repossessed and some of which are currently held for sale.
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
For the year ended December 31, 2017, noninterest income totaled $14.3 million, an increase of $1.3 million, or 9.7%, compared to $13.0 million for the year ended December 31, 2016. For the year ended December 31, 2016, noninterest income increased $1.5 million, or 13.4%, from $11.5 million for the year ended December 31, 2015. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase (Decrease)	For the Years Ended December 31,		Increase (Decrease)
	2017	2016	2017 v. 2016	2016	2015	2016 v. 2015
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,746	$3,530	$216	$3,530	$3,493	$37
Merchant and debit card fees	3,119	2,741	378	2,741	2,737	4
Fiduciary income	1,463	1,405	58	1,405	1,432	(27)
Gain on sales of loans	1,981	1,718	263	1,718	1,053	665
Bank-owned life insurance income	461	453	8	453	421	32
Gain on sales of investment securities	167	82	85	82	77	5
Loan processing fee income	597	622	(25)	622	501	121
Other	2,745	2,465	280	2,465	1,769	696
Total noninterest income	$14,279	$13,016	$1,263	$13,016	$11,483	$1,533
Service Charges on Deposit Accounts.  We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $3.7 million for the year ended December 31, 2017, which increased over the same period in 2016 by $216,000, or 6.1%. The increase was due in part to growth in deposit accounts of 6.3% during the period and in part due to our charging services fees to the commercial account analysis deposit accounts that we acquired from DCB Financial and Texas Leadership Bank, which we did not do in 2016 and 2015. Service charges on deposit accounts increased $37,000, or 1.06%, in 2016 compared to 2015. This increase was relatively small compared to our deposit growth during the same period because the commercial account analysis deposit accounts that we acquired from DCB Financial and Texas Leadership Bank were not charged service fees during 2016 or 2015.

Merchant and Debit Card Fees.  We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $3.1 million and $2.7 million for the years ended December 31, 2017 and 2016, respectively, an increase of $378,000, or 13.8%. The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during 2017. Debit card income remained flat for the year ended December 31, 2016 compared to the same period in 2015, but related debit card expenses decreased $268,000, or 22.3%, during 2016 due to the conversion from Visa® to Mastercard® and the negotiation of better pricing, resulting in an overall increase in related net income. See "—Noninterest Expense—ATM and Debit Card Expense."
Fiduciary Income.   We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $1.5 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively, increasing by $58,000, or 4.13%. Fees increased in part due to an increase in fee schedules implemented during the year. Additionally, revenue for our services fluctuates by month with the market value for all publicly-traded assets held in our investment management and fiduciary accounts, while a flat percentage is charged for custody-only assets based on the book value. Revenues increased at a lower rate than the market value of the managed assets primarily because of fluctuations in month-end market values of the investment management accounts. Total managed assets held as of December 31, 2017 were $310.5 million, of which $175.5 million, or 56.5%, were in custody-only services. Total managed assets held as of December 31, 2016 were $265.7 million, of which $149.7 million, or 56.3%, were in custody-only services. Fiduciary income was $1.4 million for the years ended December 31, 2016 and 2015, despite an increase in the total managed assets from $253.1 million as of December 31, 2015 to $265.7 million as of December 31, 2016. Revenue remained flat primarily because of fluctuations in month-end market values of the investment management and fiduciary accounts.
Gain on Sales of Loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market. Our mortgage originations sold were $64.8 million for the year ended December 31, 2017, compared to $62.6 million for the year ended December 31, 2016. For the year ended December 31, 2015, our mortgage originations sold were $59.2 million. Gain on sales of loans was $2.0 million for the year ended December 31, 2017, an increase of $263,000, or 15.3%, compared to $1.7 million for the same period in 2016, which reflects an increase in the number of loans sold and the amount of gain per loan sold. Gain on sales of loans increased by $665,000, or 63.15%, from $1.1 million in 2015 to $1.7 million in 2016, which reflects an increase in the number of loans sold and the amount of gain per loan sold.
Bank-Owned Life Insurance.  We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased slightly by $8,000, or 1.8%, for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the purchase of $850,000 of additional bank owned life insurance in the fourth quarter of 2017, which was partially offset by a decrease in tax equivalent yields on these policies from 4.00% in 2016 to 3.84% in 2017. Income for the year ending December 31, 2016 increased $32,000, or 7.6%, from the year ending December 31, 2015. The increase in income was primarily due to the purchase of $445,000 of additional bank-owned life insurance in 2016, which was partially offset by a decrease in tax equivalent yields on these policies from 4.15% for 2015 compared to 4.00% for 2016.
Gain on Sales of Investment Securities.  We recorded a gain on sales of securities in the amounts of $167,000, $82,000 and $77,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The gains taken in each year relate to securities sold that had higher yields in the current markets, but that management believed also had higher volatility risk in an increasing interest rate environment. Accordingly, we sold these securities and recorded gains on the sales in an effort to decrease our interest rate risk.
Loan Processing Fee Income.  Revenue earned from collection of loan processing fees decreased $25,000, or 4.02%, to $597,000 for the year ended December 31, 2017 from $622,000 for the year ended December 31, 2016. The slight decrease in loan processing fee income is attributable primarily to waiving of certain of these fees in our newer growth markets to facilitate loan growth during the period. Loan processing fees increased $121,000, or 24.15%, for the year ended December 31, 2016, from $501,000 for the year ended December 31, 2015, which was attributable primarily to an increase in volume of newly originated, renewed or extended loans during the period.
Other.  This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, stop payment fees, loan administration fees, and other fee income. Other noninterest income increased $280,000, or 11.36%, in 2017 compared to 2016 due primarily to increases in wire transfer volume and related fees, fees from in-house appraisal reviews that were outsourced in prior years and increased mortgage related income due to increased mortgage origination volume. Other income increased $696,000, or 39.34%, in 2016 compared to 2015 primarily due to the growth in our loan portfolio and increased mortgage origination volume causing an increase in fee income generated from loan administration fees and income from mortgage loan origination and processing fees.
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

For the year ended December 31, 2017, noninterest expense totaled $48.4 million, an increase of $2.0 million, or 4.3%, compared to $46.4 million for the same period in 2016. Noninterest expense increased $3.8 million, or 8.9%, for the year ended December 31, 2016, compared to the same period in 2015. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase (Decrease)	For the Years Ended December 31,		Increase (Decrease)
	2017	2016	2017 v. 2016	2016	2015	2016 v. 2015
	(Dollars in thousands)
Employee compensation and benefits	$27,078	$25,611	$1,467	$25,611	$22,469	$3,142
Non-staff expenses:
Occupancy expenses	7,400	6,870	530	6,870	6,468	402
Amortization	1,033	980	53	980	951	29
Software support fees	2,089	1,870	219	1,870	1,840	30
FDIC insurance assessment fees	671	1,200	(529)	1,200	743	457
Legal and professional fees	2,061	1,935	126	1,935	2,064	(129)
Advertising and promotions	1,193	1,015	178	1,015	918	97
Telecommunication expense	526	609	(83)	609	572	37
ATM and debit card expense	899	933	(34)	933	1,201	(268)
Director and committee fees	1,064	940	124	940	859	81
Other	4,368	4,417	(49)	4,417	4,509	(92)
Total noninterest expense	$48,382	$46,380	$2,002	$46,380	$42,594	$3,786

Employee Compensation and Benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $27.1 million for the year ended December 31, 2017, an increase of $1.5 million, or 5.7%, compared to $25.6 million for the same period in 2016. The increase was due primarily to an increase in the number of employees from 397 to 407, as well as increased health insurance expenses, benefit plan expenses and payroll taxes. Salaries and employee benefits increased $3.1 million, or 14.0%, for the year ended December 31, 2016, as compared to $22.5 million for the same period in 2015, primarily due to an increase in the number of employees from 379 to 397.
Occupancy Expenses.  Occupancy expenses were $7.4 million and $6.9 million for the years ended December 31, 2017 and 2016, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $3.2 million for each of the years ended December 31, 2017 and 2016. The increase of $530,000, or 7.7%, in occupancy expenses for 2017 compared to 2016 was due primarily to increased lease expense due to new locations in Austin and Fort Worth, as well as additional automated teller machine servicing expenses and security updates. Expense associated with occupancy of premises increased $402,000, or 6.2%, for the year ended December 31, 2016, as compared to $6.5 million for the same period of 2015, and related depreciation expenses increased $225,000 from $3.0 million, or 7.6%. The increase of $402,000 in occupancy expenses for 2016 compared to 2015 was due primarily to increased lease and rental expense due to new locations in Denton and Rockwall and increased depreciation from additional furniture, fixtures and office equipment, which was partially offset by decreases in automobile expense and utility expense.
Amortization.  Amortization costs include amortization of software and core deposit premiums. Amortization costs were $1.0 million for the year ended December 31, 2017, an increase of $53,000, or 5.4%, compared to $980,000 for the same period of 2016. Amortization costs for the year ended December 31, 2016 increased $29,000, or 3.0%, compared to $951,000 for the same period of 2015. The increases in amortization costs in 2016 and 2017 were primarily due to amortization from core deposit intangibles resulting from the acquisitions of DCB Financial and Texas Leadership Bank, as well as additional software purchases required to support our expansion and to build the infrastructure needed for growth in the volume of our business.
Software Support.  Software support expenses were $2.1 million for the year ended December 31, 2017 and $1.9 million for the same period in 2016. The increase of $219,000, or 11.71%, was primarily attributable to incremental processing fees resulting from growth in volume of our loan and deposit accounts, as well as increased support fees from movement to a higher asset tier for our core processing software and the migration of traditional telecommunication lines at some locations to a cloud-based method of delivering communication lines, the expense of which is including in software support expenses rather than telecommunications expenses. Software support expenses increased $30,000, or 1.63%, in 2016 from $1.8 million for the year ended December 31, 2015. The increase was primarily attributable to incremental processing fees resulting from the growth in the volume of our loan and deposit accounts.
FDIC Assessment Fees.  FDIC assessment fees were $671,000 and $1.2 million for the years ended December 31, 2017 and 2016, respectively. The decrease of $529,000, or 44.1%, resulted from the effect of an update in our accounting methodology related to accrual of the assessment fees during 2016. FDIC assessment fees increased $457,000, or 61.51%, for the year ended December 31, 2016, compared to fees of $743,000 for the same period in 2015, also as a result of the change in accounting methodology described above.
Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $2.1 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively. The increase of $126,000, or 6.5%, was primarily due to increases in legal, audit and professional fees as a result of our public company reporting requirements. The decrease of $129,000, or 6.3%, for the year ended December 31, 2016, compared to $2.1 million for the year ended December 31, 2015, was primarily due to cancellation of services for a third-party investment advisory firm related to our Wealth Management Group during the period, which was partially offset by increases in legal fees and audit fees.
Advertising and Promotions.  Advertising and promotion related expenses were $1.2 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively. The increase of $178,000, or 17.5%, was primarily due to increases in advertising expense in our growth markets, especially Central Texas and the Dallas/Fort Worth metroplex. The increase of $97,000, or 10.6%, for the year ended December 31, 2016, compared to $918,000 for the year ended December 31, 2015, was primarily due to additional advertising expenses related to our two new locations in Denton, Texas and completion of a direct mail campaign in Bryan/College Station, Texas.
Telecommunication Expense.  Telecommunications expenses include telephone, internet and television/cable expenses, which were $526,000 and $609,000 for the years ended December 31, 2017 and 2016, respectively. The decrease of $83,000, or 13.6%, was primarily due to the migration of traditional telecommunication lines at some locations to a cloud-based method of delivering communication lines, the cost of which is included with software support expenses. The increase of $37,000, or 6.5%, for the year ended December 31, 2016, compared to $572,000 for the year ended December 31, 2015, was primarily due to an increase in the number of locations utilizing telecommunication services during the period.
ATM and Debit Card Expense.  We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $899,000 and $933,000 for the years ended December 31, 2017 and 2016, respectively. Our expenses decreased $34,000, or 3.6%, due to triggering of agreed upon contract renewal incentives during the period. ATM and debit card expense decreased $268,000, or 22.3%, for the year ended December 31, 2016, compared to $1.2 million for the year ended December 31, 2015, due primarily to our conversion from Visa® to Mastercard® as our ATM and debit card partner and better negotiated pricing with Mastercard®.
Director and Committee Fees.  We pay fees to our board of directors for their attendance at board and committee meetings for both the Company and the Bank. Director and committee fees paid were $1.1 million and $940,000 for the years ended December 31, 2017 and 2016. The expense increased $124,000, or 13.2%, due to an increase in the per meeting fees paid to directors for 2017 and the addition of one new board member. Director and committee fees increased for the year ended December 31, 2016, by $81,000, or 9.4%, compared to $859,000 for the year ended December 31, 2015. This increase was due to the addition of two new board members in 2016.
Other.  This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense remained consistent at $4.4 million for the years ended December 31, 2017 and 2016, with a slight decrease of $49,000, or 1.1%. The decrease was primarily due to overall improved efficiencies and decreases in expenses such as office supplies and loan filing expenses. Other noninterest expense decreased $92,000, or 2.04%, in 2016 compared to 2015, due primarily to no acquisition-related expenses during 2016, as well as lower losses sustained.
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
The Tax Cuts and Jobs Act of 2017 was signed into law by President Trump on December 22, 2017, and reduced the corporate tax rate, beginning on January 1, 2018, from 35% to 21%. As a result of the signing of this law, we recorded during the fourth quarter of 2017, a one-time, non-cash charge to income tax provision of $1.7 million to reduce the value of our net deferred tax assets due to the new tax rate at which they are expected to reverse.
For the years ended December 31, 2017, 2016, and 2015, income tax expense totaled $8.2 million, including the one-time deferred tax asset adjustment of $1.7 million described above, $4.7 million and $4.4 million, respectively. Our effective tax rate for the years ended December 31, 2017, 2016 and 2015 was 36.3%, 28.0%, and 30.1%, respectively.

Financial Condition
Our total assets increased $134.3 million, or 7.3%, from $1.8 billion as of December 31, 2016 to $2.0 billion as of December 31, 2017. Our asset growth in 2017 was primarily due to organic growth in our traditional East Texas market and our Central Texas and Dallas/Fort Worth metroplex markets, including the opening of de novo branches in Austin and Fort Worth, Texas, by enhancing our lending and deposit relationships with existing customers and attracting new customers, as well as cross-selling our deposit and treasury management products. Total assets increased $145.7 million, or 8.7%, from $1.7 billion as of December 31, 2015 to $1.8 billion as of December 31, 2016. Our growth in 2016 was achieved organically as well, with growth in both our traditional East Texas markets and in our maturing Central Texas and Dallas/Fort Worth metroplex markets.
Loan Portfolio
Our primary source of income is interest earned on loans to small- to medium-sized businesses, commercial companies, professionals and individuals located in our primary market areas. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.
As of December 31, 2017, total loans, excluding deferred loan fees, were $1.4 billion, an increase of $115.6 million, or 9.3%, compared to $1.2 billion as of December 31, 2016. The increase during 2017 was primarily due to continued organic growth in our primary market areas and opening of new locations in Austin and Fort Worth, Texas. Total loans as of December 31, 2016 represented an increase of $176.5 million, or 16.5%, compared to $1.1 billion as of December 31, 2015. The increase during 2016 was primarily due to our continued organic growth in our primary market areas and the maturation of newer locations opened or acquired in the Central Texas and Dallas/Fort Worth metroplex markets. In addition to these amounts, $1.9 million, $2.6 million and $3.9 million in loans were classified as held for sale as of December 31, 2017, 2016 and 2015, respectively.
Total loans, excluding loans held for sale, as a percentage of deposits were 81.1%, 78.9% and 72.8% as of December 31, 2017, 2016 and 2015, respectively. Total loans, excluding loans held for sale, as a percentage of assets were 69.3%, 68.0% and 63.4% as of December 31, 2017, 2016 and 2015, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$197,508	14.53%	$223,712	17.98%	$181,716	17.02%	$139,258	17.71%	$140,207	20.10%
Real estate:
Construction and development	196,774	14.47%	129,631	10.42%	122,904	11.51%	77,760	9.89%	57,483	8.24%
Commercial real estate	418,137	30.76%	368,077	29.59%	301,910	28.29%	205,648	26.15%	170,500	24.45%
Farmland	59,023	4.34%	62,366	5.01%	47,668	4.47%	34,131	4.34%	25,850	3.71%
1-4 family residential	374,371	27.54%	361,665	29.07%	312,306	29.26%	245,889	31.26%	227,491	32.62%
Multi-family residential	36,574	2.69%	26,079	2.10%	30,395	2.85%	24,075	3.06%	16,301	2.34%
Consumer and overdrafts	51,561	3.79%	53,494	4.30%	50,954	4.77%	44,439	5.65%	44,900	6.44%
Agricultural	25,596	1.88%	18,901	1.52%	19,524	1.83%	15,319	1.95%	14,672	2.10%
Total loans held for investment	$1,359,544	100.00%	$1,243,925	100.00%	$1,067,377	100.00%	$786,519	100.00%	$697,404	100.00%
Total loans held for sale	$1,896		$2,563		$3,867		$3,915		$7,118

Commercial and Industrial Loans.  Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees. Commercial and industrial loans decreased $26.2 million, or 11.7%, to $197.5 million as of December 31, 2017 from $223.7 million as of December 31, 2016. Commercial and industrial loans as of December 31, 2016 represented an increase of $42.0 million, or 23.1%, from $181.7 million as of December 31, 2015. The fluctuations in the commercial and industrial portfolio in both years is primarily due to normal variances in the balances of underlying lines of credit.
Construction and Development.  Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Texas and are generally diverse in terms of type. Construction and development loans increased $67.1 million, or 51.8%, to $196.8 million as of December 31, 2017 from $129.6 million as of December 31, 2016. Construction and development loans as of December 31, 2016 represented an increase of $6.7 million, or 5.5%, from $122.9 million as of December 31, 2015. The increases resulted from continued organic growth, especially in our Central Texas and Dallas/Fort Worth metroplex markets, as well as increases in market demand and our decision in 2017 to seek a larger volume of such loans due to our belief that our loan portfolio was sufficiently diverse to sustain them.
1-4 Family Residential.  Our 1-4 family residential loan portfolio is comprised of loans secured by 1-4 family homes, which are both owner occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our 1-4 family residential loans increased $12.7 million, or 3.5%, to $374.4 million as of December 31, 2017 from $361.7 million as of December 31, 2016. Our 1-4 family residential loans as of December 31, 2016 represented an increase of $49.4 million, or 15.8%, from $312.3 million as of December 31, 2015. This increases in both years were primarily the result of continued organic growth.
Commercial Real Estate.  Commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located primarily within our markets and are generally diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single industry. Commercial real estate loans increased $50.1 million, or 13.6%, to $418.1 million as of December 31, 2017 from $368.1 million as of December 31, 2016. Commercial real estate loans as of December 31, 2016 represented an increase of $66.2 million, or 21.9%, from $301.9 million as of December 31, 2015. The increase in commercial real estate loans during these periods was mostly driven by a general increase in lending activity, primarily in our Central Texas and Dallas/Fort Worth metroplex markets.
Other Loan Categories.  Other categories of loans included in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans and consumer loans. None of these categories of loans represents a significant portion of our total loan portfolio.

Contractual Loan Maturities. The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2017
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$106,487	$62,367	$28,654	$197,508
Real estate:
Construction and development	70,911	57,123	68,740	196,774
Commercial real estate	15,955	65,600	336,582	418,137
Farmland	5,049	4,478	49,496	59,023
1-4 family residential	24,514	26,653	323,204	374,371
Multi-family residential	20,385	8,021	8,168	36,574
Consumer	15,494	33,602	2,465	51,561
Agricultural	15,500	10,018	78	25,596
Total loans	$274,295	$267,862	$817,387	$1,359,544
Amounts with fixed rates	$212,237	$204,396	$69,607	$486,240
Amounts with floating rates	$62,058	$63,466	$747,780	$873,304

	As of December 31, 2016
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$102,728	$89,827	$31,157	$223,712
Real estate:
Construction and development	70,910	29,553	29,168	129,631
Commercial real estate	14,124	59,389	294,564	368,077
Farmland	15,948	2,796	43,622	62,366
1-4 family residential	30,211	22,810	308,644	361,665
Multi-family residential	757	8,515	16,807	26,079
Consumer	16,911	33,398	3,185	53,494
Agricultural	11,177	7,627	97	18,901
Total loans	$262,766	$253,915	$727,244	$1,243,925
Amounts with fixed rates	$196,734	$195,603	$82,967	$475,304
Amounts with floating rates	$66,032	$58,312	$644,277	$768,621

	As of December 31, 2015
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$85,947	$58,319	$37,450	$181,716
Real estate:
Construction and development	52,613	33,660	36,631	122,904
Commercial real estate	15,514	47,638	238,758	301,910
Farmland	9,845	5,276	32,547	47,668
1-4 family residential	15,982	28,851	267,473	312,306
Multi-family residential	1,233	8,697	20,465	30,395
Consumer	15,313	32,607	3,034	50,954
Agricultural	12,000	7,422	102	19,524
Total loans	$208,447	$222,470	$636,460	$1,067,377
Amounts with fixed rates	$160,894	$167,579	$86,755	$415,228
Amounts with floating rates	$47,553	$54,891	$549,705	$652,149

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
We had $8.7 million in nonperforming assets as of December 31, 2017, compared to $9.6 million and $4.2 million as of December 31, 2016 and 2015, respectively. We had $4.0 million in nonperforming loans as of December 31, 2017, compared to $4.4 million and $2.4 million as of December 31, 2016 and 2015, respectively. Our nonperforming assets and nonperforming loans were slightly decreased, by $917 and $405 respectively, as of December 31, 2017 compared to December 31, 2016, despite increases of 7.3% and 9.3% in our total assets and total loans, respectively, as of those same dates. The $2.0 million increase in our nonperforming loans from December 31, 2015 to December 31, 2016 primarily relates to the downgrade of one loan relationship in the amount of $1.2 million that was previously classified as accrual in accordance with the terms of our loan policy. The increase in repossessed assets owned from December 31, 2015 to December 31, 2016 primarily relates to one loan in the amount of $5.3 million. During the years ending December, 31 2016 and 2017, portions of the underlying repossessed assets related to this one loan relationship were sold for $1.8 million and $1.1 million, respectively.
The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans	$4,004	$4,409	$2,431	$4,077	$7,233
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	4,004	4,409	2,431	4,077	7,233
Other real estate owned:
Commercial real estate, construction and development, and farmland	758	1,074	1,075	70	604
Residential real estate	1,486	618	618	742	758
Total other real estate owned	2,244	1,692	1,693	812	1,362
Repossessed assets owned	2,466	3,530	116	106	236
Total other assets owned	4,710	5,222	1,809	918	1,598
Total nonperforming assets	$8,714	$9,631	$4,240	$4,995	$8,831
Restructured loans-nonaccrual	$—	$43	$160	$685	$877
Restructured loans-accruing	$657	$462	$3,541	$2,574	$1,422
Ratio of nonperforming loans to total loans(1)(2)	0.29%	0.35%	0.23%	0.52%	1.04%
Ratio of nonperforming assets to total assets	0.44%	0.53%	0.25%	0.37%	0.71%

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans by category:
Commercial and industrial	$77	$82	$118	$507	$707
Real estate:
Construction and development	—	1,825	—	—	173
Commercial real estate	1,422	415	77	672	1,372
Farmland	163	176	169	184	692
1-4 family residential	1,937	1,699	1,829	2,614	3,840
Multi-family residential	217	5	—	—	—
Consumer	138	192	238	99	307
Agricultural	50	15	—	1	142
Total	$4,004	$4,409	$2,431	$4,077	$7,233

(1)	Excludes loans held for sale of $1.9 million, $2.6 million, $3.9 million, $3.9 million and $7.1 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)	Restructured loans-nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.
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
Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following table summarizes the internal ratings of our loans as of the dates indicated.

	As of December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$196,890	$348	$270	$—	$—	$197,508
Real estate:
Construction and development	196,515	259	—	—	—	196,774
Commercial real estate	412,488	1,135	4,514	—	—	418,137
Farmland	58,623	226	174	—	—	59,023
1-4 family residential	373,154	442	775	—	—	374,371
Multi-family residential	16,073	20,284	217	—	—	36,574
Consumer	51,409	65	87	—	—	51,561
Agricultural	24,650	454	492	—	—	25,596
Total	$1,329,802	$23,213	$6,529	$—	$—	$1,359,544

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$218,690	$4,299	$706	$17	$—	$223,712
Real estate:
Construction and development	127,802	4	1,825	—	—	129,631
Commercial real estate	360,591	2,021	5,465	—	—	368,077
Farmland	61,717	248	401	—	—	62,366
1-4 family residential	352,196	4,311	5,121	37	—	361,665
Multi-family residential	25,871	—	208	—	—	26,079
Consumer	52,320	524	568	82	—	53,494
Agricultural	17,965	478	458	—	—	18,901
Total	$998,462	$11,885	$14,752	$136	$—	$1,020,213

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$169,577	$7,670	$4,356	$113	$—	$181,716
Real estate:
Construction and development
Commercial real estate	121,585	848	337	134	—	122,904
Farmland	294,709	4,360	2,841	—	—	301,910
1-4 family residential	46,606	730	332	—	—	47,668
Multi-family residential	300,690	5,448	6,168	—	—	312,306
Consumer	28,932	1,192	271	—	—	30,395
Agricultural	49,779	710	438	27	—	50,954
Total	18,703	713	108	—	—	19,524
Commercial and industrial	$861,004	$21,671	$14,851	$274	$—	$897,800

Allowance for Loan Losses
We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Please see “— Critical Accounting Policies—Allowance for Loan Losses.”

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

As of December 31, 2017, our allowance for loan losses totaled $12.9 million, or 0.95%, of total loans. As of December 31, 2016, our allowance for loan losses totaled $11.5 million, or 0.92%, of total loans. As of December 31, 2015, the allowance for loan losses totaled $9.3 million, or 0.87%, of total loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Average loans outstanding(1)	$1,283,253	$1,179,938	$991,889	$738,539	$659,334
Gross loans outstanding at end of period(2)	$1,359,544	$1,243,925	$1,067,377	$786,519	$697,404
Allowance for loan losses at beginning of the period	11,484	9,263	7,721	7,093	6,354
Provision for loan losses	2,850	3,640	2,175	1,322	1,745
Charge offs:
Commercial and industrial	1,080	1,213	192	241	326
Real Estate:
Construction and development	—	9	6	14	37
Commercial real estate	84	—	53	27	112
Farmland	—	—	—	96	—
1-4 family residential	543	71	215	163	165
Multi-family residential	—	—	—	—	—
Consumer	344	269	219	178	300
Agriculture	242	—	1	—	8
Overdrafts	165	200	227	233	259
Total charge-offs	2,458	1,762	913	952	1,207
Recoveries:
Commercial and industrial	797	17	20	38	20
Real Estate:
Construction and development	—	4	—	4	1
Commercial real estate	—	—	—	1	11
Farmland	—	—	96	—	—
1-4 family residential	23	75	8	1	36
Multi-family residential	—	—	—	—	—
Consumer	108	121	50	90	86
Agriculture	—	—	1	20	6
Overdrafts	55	126	105	104	41
Total recoveries	983	343	280	258	201
Net charge-offs	1,475	1,419	633	694	1,006
Allowance for loan losses at end of period	$12,859	$11,484	$9,263	$7,721	$7,093
Ratio of allowance to end of period loans(2)	0.95%	0.92%	0.87%	0.98%	1.02%
Ratio of net charge-offs to average loans(1)	0.11%	0.12%	0.06%	0.09%	0.15%

(1)
Includes average outstanding balances of loans held for sale of $1.7 million, $3.0 million, $4.4 million, $4.2 million and $6.3 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)	Excludes loans held for sale of $1.9 million, $2.6 million, $3.9 million, $3.9 million and $7.1 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.
We believe the successful execution of our expansion strategy through organic growth and strategic acquisitions is generally demonstrated by the upward trend in loan balances from December 31, 2013 to December 31, 2017. Loan balances, excluding loans held for sale, increased from $697.4 million as of December 31, 2013, to $1.36 billion as of December 31, 2017. Net charge-offs have been minimal, representing on average 0.11% of average loan balances during the same period.
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

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Commercial and industrial	$1,581	12.29%	$1,592	13.86%	$1,878	20.27%	$1,473	19.08%	$1,503	21.19%
Real estate:
Construction and development	1,724	13.41%	1,161	10.11%	1,004	10.84%	615	7.97%	460	6.49%
Commercial real estate	4,585	35.66%	3,264	28.42%	2,106	22.74%	1,870	24.22%	1,502	21.18%
Farmland	523	4.07%	482	4.20%	400	4.32%	387	5.01%	380	5.36%
1-4 family residential	3,022	23.50%	3,960	34.48%	2,839	30.65%	2,395	31.02%	2,236	31.52%
Multi-family residential	629	4.89%	281	2.45%	325	3.51%	232	3.00%	153	2.16%
Total real estate	10,483	93.82%	9,148	93.52%	6,674	92.33%	5,499	90.30%	4,731	87.90%
Consumer	608	4.73%	591	5.15%	573	6.18%	612	7.93%	725	10.21%
Agricultural	187	1.45%	153	1.33%	138	1.49%	137	1.77%	134	1.89%
Total allowance for loan losses	$12,859	100.00%	$11,484	100.00%	$9,263	100.00%	$7,721	100.00%	$7,093	100.00%
Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2017, the carrying amount of our investment securities totaled $407.1 million, an increase of $60.8 million, or 17.5%, compared to $346.3 million as of December 31, 2016. The increase was due primarily to the investment of a portion of the funds received from our initial public offering and investment of excess cash due to growth in deposits. The carrying amount of our investment securities as of December 31, 2016 represented a decrease of $51.7 million, or 13.0%, compared to $398.0 million as of December 31, 2015. The decrease was due primarily to the sale of certain available for sale securities and the use of proceeds from maturing securities to fund increases in the loan portfolio. Investment securities represented 20.7%, 18.9% and 23.7% of total assets as of December 31, 2017, 2016 and 2015, respectively.
Our investment portfolio consists of securities classified as available for sale and held to maturity. As of December 31, 2017, securities available for sale and securities held to maturity totaled $232.4 million and $174.7 million, respectively. As of December 31, 2016, securities available for sale and securities in held to maturity totaled $156.9 million and $189.4 million, respectively, and as of December 31, 2015, $272.9 million and $125.0 million, respectively. Held to maturity percentages were 42.9% as of December 31, 2017, 54.7% as of December 31, 2016, and 31.4% at December 31, 2015. We generally seek to maintain 50.0% or less of our portfolio in held to maturity securities. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$18,823	$64	$50	$18,837
Municipal securities	154,242	2,244	418	156,068
Mortgage-backed securities	114,497	199	2,023	112,673
Collateralized mortgage obligations	122,971	116	1,503	121,584
Total	$410,533	$2,623	$3,994	$409,162

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$25,254	$6	$377	$24,883
Municipal securities	157,261	901	4,511	153,651
Mortgage-backed securities	89,748	318	1,898	88,168
Collateralized mortgage obligations	77,290	275	1,187	76,378
Total	$349,553	$1,500	$7,973	$343,080

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$5,158	$121	$—	$5,279
Corporate bonds	28,399	—	412	27,987
Municipal securities	67,350	2,384	18	69,716
U.S. treasury securities	29,985	—	—	29,985
Mortgage-backed securities	145,686	484	1,969	144,201
Collateralized mortgage obligations	124,490	564	1,466	123,588
Total	$401,068	$3,553	$3,865	$400,756
We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of December 31, 2017, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed or corporate collateralized mortgage obligations.
Our management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. As of December 31, 2017, there was no other-than-temporary impairment recorded.
The following table sets forth the amortized cost of held to maturity securities and the fair value of available for sale securities, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$6,129	2.67%	$12,708	3.04%	$—	—%	$18,837	2.92%
Municipal securities	2,663	2.18%	5,769	3.47%	42,711	3.73%	102,899	3.63%	154,042	3.63%
Mortgage-backed securities	—	—%	48,969	2.19%	63,735	2.59%	—	—%	112,704	2.42%
Collateralized mortgage obligations	307	4.24%	80,203	2.58%	40,963	2.57%	—	—%	121,473	2.58%
Total	$2,970	2.40%	$141,070	2.48%	$160,117	2.92%	$102,899	3.63%	$407,056	2.93%

	As of December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$7,453	2.30%	$17,430	2.93%	$—	—%	$24,883	2.75%
Municipal securities	732	3.98%	6,103	3.45%	38,634	3.49%	111,170	3.62%	156,639	3.58%
Mortgage-backed securities	—	—%	74,047	2.02%	14,093	2.27%	—	—%	88,140	2.06%
Collateralized mortgage obligations	—	—%	27,668	2.92%	26,184	2.68%	22,782	2.98%	76,634	2.81%
Total	$732	3.98%	$115,271	2.33%	$96,341	3.00%	$133,952	3.50%	$346,296	2.97%

	As of December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$—	—%	$5,158	2.92%	$—	—%	$5,158	2.92%
Corporate bonds	—	—%	10,515	2.20%	17,472	2.92%	—	—%	27,987	2.66%
Municipal securities	995	2.44%	1,152	4.18%	33,676	3.43%	31,527	4.08%	67,350	3.74%
U.S. treasury securities	29,985	0.22%	—	—%	—	—%	—	—%	29,985	0.22%
Mortgage-backed securities	—	—%	104,532	2.07%	39,343	2.49%	—	—%	143,875	2.18%
Collateralized mortgage obligations	170	5.18%	89,527	2.33%	12,314	2.65%	21,609	2.88%	123,620	2.46%
Total	$31,150	0.32%	$205,726	2.20%	$107,963	2.90%	$53,136	3.59%	$397,975	2.43%
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 7.31 years with an estimated effective duration of 4.27 years as of December 31, 2017.
As of December 31, 2017, 2016 and 2015, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

Deposits
We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Average deposits for the year ended December 31, 2017 were $1.6 billion, an increase of $109.4 million, or 7.2%, over $1.5 billion for the year ended December 31, 2016. Average deposits grew $249.6 million, or 19.7%, from $1.3 billion for the year ended December 31, 2015. The increase in both periods is primarily due to our continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances. The average rate paid on total interest-bearing deposits was 0.85%, 0.77% and 0.68% for the years ended December 31, 2017, 2016 and 2015, respectively. The increases in average rates for 2016 and 2017 were driven primarily by the increase in our money market balances, in part due to the strategic decision to increase the average rates paid on money market accounts in order to grow core deposits in our newer markets, as well as the Federal Reserve raising market interest rates.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Years Ended December 31, 2017
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Now and interest-bearing demand accounts	$258,356	0.58%	$278,521	0.32%	$238,902	0.36%
Savings accounts	64,704	0.13%	59,961	0.11%	53,425	0.12%
Money market accounts	599,336	0.98%	482,089	0.97%	318,934	0.75%
Certificates and other time deposits	318,719	0.99%	354,949	0.97%	353,639	0.91%
Total interest-bearing deposits	1,241,115	0.85%	1,175,520	0.77%	964,900	0.68%
Noninterest-bearing demand accounts	384,049	—%	340,240	—%	301,288	—%
Total deposits	$1,625,164	0.65%	$1,515,760	0.60%	$1,266,188	0.52%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2017, 2016 and 2015 was 23.63%, 22.45% and 23.79%, respectively.
Total deposits as of December 31, 2017 were $1.68 billion, an increase of $99.5 million, or 6.3%, compared to $1.58 billion as of December 31, 2016. Total deposits as of December 31, 2016 increased $110.6 million, or 7.5%, compared to $1.47 billion as of December 31, 2015. The increases in both periods were due primarily to organic growth.
Noninterest-bearing deposits as of December 31, 2017 were $410.0 million compared to $358.8 million as of December 31, 2016, an increase of $51.3 million, or 14.3%. The balance for non-interesting bearing deposits as of December 31, 2016 represented an increase of $33.2 million, or 10.2%, compared to $325.6 million as of December 31, 2015.
Total savings and interest-bearing demand account balances as of December 31, 2017 were $969.5 million, compared to $876.4 million as of December 31, 2016, an increase of $93.1 million, or 10.6%. The December 31, 2016 balance for total savings and interest-bearing demand accounts represented an increase of $89.9 million, or 11.4%, compared to $786.5 million as of December 31, 2015.
Total certificate of deposit balances as of December 31, 2017, were $296.8 million, a decrease of $44.8 million, or 13.1%, from the total certificate deposit balances of $341.6 million as of December 31, 2016. The total certificate of deposit balances as of December 31, 2016, represented an decrease of $12.5 million, or 3.5% compared to the total certificate of deposit balances as of December 31, 2015, which were $354.2 million. The following table sets forth the amount of certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2017:

2017
Three months or less	$47,237
Over three months through six months	28,911
Over six months through 12 months	62,926
Over 12 months through three years	31,830
Over three years	15,558
Total	$186,462
Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in our primary market areas and their impact on interest paid on deposits, as well as the ongoing execution of our balance sheet management strategy. Cost of funds is calculated as total interest expense divided by average total deposits plus average total borrowings. Our cost of funds was 0.92%, 0.85% and 0.75% in 2017, 2016 and 2015, respectively. The increase in our cost of funds for 2017 and 2016 was primarily due to increases in our average rates on interest-bearing deposits, which were 0.85%, 0.77% and 0.68% in 2017, 2016 and 2015, respectively. These increases were primarily due to both an increase in the proportion of our deposits consisting of higher cost money market accounts offered in our newer markets from 26.0% of our total deposits in 2015 to 34.5% and 38.2% in 2016 and 2017, respectively, and an increase in the average rates offered on those deposits from 0.75% in 2015 to 0.97% and 0.98% in 2016 and 2017, respectively, which is part of our expansion strategy.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2017, 2016 and 2015, total borrowing capacity of $498.0 million, $400.4 million and $330.1 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within five years. As of December 31, 2017, approximately $1.0 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our FHLB borrowings as of the dates indicated:

FHLB Advances
(Dollars in Thousands)
December 31, 2017
Amount outstanding at year-end	$45,153
Weighted average interest rate at year-end	1.26%
Maximum month-end balance during the year	$65,168
Average balance outstanding during the year	$46,256
Weighted average interest rate during the year	1.00%

December 31, 2016
Amount outstanding at year-end	$55,170
Weighted average interest rate at year-end	0.47%
Maximum month-end balance during the year	$106,325
Average balance outstanding during the year	$62,789
Weighted average interest rate during the year	0.55%

December 31, 2015
Amount outstanding at year-end	$21,342
Weighted average interest rate at year-end	1.23%
Maximum month-end balance during the year	$111,523
Average balance outstanding during the year	$104,118
Weighted average interest rate during the year	0.67%
Federal Reserve Bank of Dallas.  The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2017, 2016 and 2015, $143.0 million, $168.3 million, and $145.9 million, respectively, were available under this arrangement. As of December 31, 2017, approximately $185.1 million in consumer and commercial and industrial loans were pledged as collateral. As of December 31, 2017, 2016 and 2015, no borrowings were outstanding under this arrangement.
Other Borrowings. The Company has historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. We had a $25.0 million revolving line of credit with this correspondent bank set to mature in July 2016. In May 2016, we renegotiated the loan agreement such that $15.0 million was renewed as a revolving line of credit and $10.0 million of the outstanding balance of the revolving line of credit was rolled into an amortizing note. In March 2017, we renegotiated the loan agreement such that the outstanding balance of our revolving line of credit and amortizing note was converted to a $25.0 million unsecured revolving line of credit. The line of credit bears interest at the prime rate plus 0.50%, with quarterly interest payments, and matures in March 2018. Under the terms of the line of credit, we have agreed not to pledge or grant a lien or security interest in the stock of the Bank or in any of our other assets without the prior consent of the lender. As of December 31, 2017, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2017, 2016 and 2015, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios.

Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2017, 2016 and 2015, we maintained three federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $10.9 million in federal funds. There were no funds under these lines of credit outstanding as of December 31, 2017, 2016 or 2015. In addition to these federal funds lines of credit, our $25.0 million unsecured revolving line of credit discussed above provides an additional source of liquidity.
The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $1.9 billion for the year ended December 31, 2017, $1.8 billion for the year ended December 31, 2016 and $1.6 billion for the year ended December 31, 2015.

	For the Years Ended December 31,
	2017	2016	2015
	Average Rate	Average Rate	Average Rate
Sources of Funds:
Deposits:
Noninterest-bearing	20.22%	19.15%	19.42%
Interest-bearing	65.34%	66.16%	62.20%
Federal funds purchased	—%	0.01%	—%
Advances from FHLB	2.44%	3.53%	6.71%
Other debt	0.35%	0.74%	0.68%
Subordinated debentures	0.84%	1.14%	0.91%
Securities sold under agreements to repurchase	0.70%	0.73%	0.72%
Consideration payable	—%	—%	0.24%
Accrued interest and other liabilities	0.35%	0.36%	0.35%
Shareholders’ equity	9.76%	8.18%	8.77%
Total	100.00%	100.00%	100.00%
Uses of Funds:
Loans	66.92%	65.80%	63.38%
Securities available for sale	11.75%	11.17%	15.05%
Securities held to maturity	9.61%	10.29%	8.16%
Nonmarketable equity securities	0.38%	0.48%	0.48%
Federal funds sold	2.51%	2.96%	3.87%
Interest-bearing deposits in other banks	1.21%	1.44%	0.83%
Other noninterest-earning assets	7.62%	7.86%	8.23%
Total	100.00%	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	23.63%	22.45%	23.79%
Average loans to average deposits	78.96%	77.84%	78.34%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased 8.8% for the year ended December 31, 2017 compared to the same period in 2016, and 19.0% for the year ended December 31, 2016 compared to the same period in 2015. Our securities portfolio had a weighted average life of 7.31 years and an effective duration of 4.27 years as of December 31, 2017, and a weighted average life of 8.06 years and an effective duration of 5.31 years as of December 31, 2016. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of December 31, 2017, we had $326.9 million in outstanding commitments to extend credit and $8.3 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2016, we had $297.6 million in outstanding commitments to extend credit and $8.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of December 31, 2017 and 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2017, we had cash and cash equivalents of $91.4 million, compared to $127.5 million as of December 31, 2016. The decrease was primarily due to an decrease in federal funds sold of $34.4 million.
Capital Resources
Total shareholders’ equity, including KSOP-owned shares, increased to $207.3 million as of December 31, 2017, compared to $141.9 million as of December 31, 2016, an increase of $65.4 million, or 46.1%, after giving effect to $5.6 million in dividends paid to common shareholders in 2017. This increase was primarily the result of the proceeds from the initial public offering of our common stock in May 2017, as well as $14.4 million in net earnings for the period, partially offset by the dividends paid. Total shareholders’ equity, including KSOP-owned shares, increased to $141.9 million as of December 31, 2016, compared to $137.7 million as of December 31, 2015, an increase of $4.2 million, or 3.0%, after giving effect to $4.6 million in dividends paid to common shareholders in 2016. This increase was primarily the result of $12.1 million in net earnings for the period as well as the sale of 359,566 shares of treasury stock for $8.6 million, partially offset by the dividends paid and the purchase of 509,086 shares of treasury stock for $12.2 million.
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See "Item 1. Business—Guaranty Bank & Trust, N.A.—Regulation and Supervision—Capital Adequacy Requirements” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2017 and 2016, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated.

	As of December 31, 2017		As of December 31, 2016
	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc.	(Dollars in thousands)
Total capital (to risk weighted assets)	$215,720	14.13%	$149,468	10.86%
Tier 1 capital (to risk weighted assets)	202,861	13.29%	137,984	10.03%
Tier 1 capital (to average assets)	202,861	10.53%	137,984	7.71%
Common equity tier 1 risk-based capital	192,551	12.61%	127,674	9.28%
Guaranty Bank & Trust, N.A.
Total capital (to risk weighted assets)	$206,490	13.53%	$173,528	12.63%
Tier 1 capital (to risk weighted assets)	193,631	12.68%	162,044	11.79%
Tier 1 capital (to average assets)	193,631	10.05%	162,044	9.06%
Common equity tier 1 risk-based capital	193,631	12.68%	162,044	11.79%

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
On any interest payment date on or after June 15, 2012, for the DCB Financial debentures, October 30, 2012, for the Trust II debentures, and October 1, 2016, for the Trust III debentures, and before their maturity date, the debentures are redeemable, in whole or in part, for cash at the option of the Company on at least 30, but not more than 60, days’ notice at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

Beginning in April 2013, the Company has from time to time issued subordinated debentures. All of the debentures pay interest semi-annually and are redeemable before their maturity date at the Company’s option, with 30 days’ notice to the holder, for a cash amount equal to the principal amount and all accrued interest. In July 2015, the Company issued $4,000 in debentures, of which $3,000 were issued to directors and other related parties. The $3,000 of debentures to related parties were repaid in May 2017 and a $500 par value debenture, which carried a 2.5%, matured and was repaid in July 2017. The remaining $500 debenture has a rate of 4.00% and a maturity date of January 1, 2019. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest. In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties. In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty's initial public offering. The remaining $3,000 of debentures were issued at par value of $500 each with rates ranging from 3.00% to 5.00% and maturity dates from July 1, 2018 to July 1, 2020. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2017 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$224,772	$49,479	$22,589	$—	$296,840
Advances from FHLB	25,000	—	20,153	—	45,153
Subordinated debentures	1,000	2,500	—	10,310	13,810
Total	$250,772	$51,979	$42,742	$10,310	$355,803
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

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	6,299	218	91	1,728	8,336
Commitments to extend credit	163,997	41,976	63,417	57,489	326,879
Total	170,296	42,194	63,508	59,217	335,215

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
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are summarized and discussed in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Impact of Inflation
Our consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data" have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.
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
Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Annual Report on Form 10-K as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.
The non-GAAP financial measures that we discuss in this Annual Report on Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss herein may differ from that of other companies reporting measures with similar names. It is important to understand how other banking organizations calculate their financial measures with names similar to the non-GAAP financial measures we have discussed in this Annual Report on Form 10-K when comparing such non-GAAP financial measures.
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

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity, including KSOP-owned shares	$207,345	$141,914	$137,736	$112,289	$97,095
Adjustments:
Goodwill	(18,742)	(18,742)	(18,601)	(6,116)	(6,436)
Core deposit and other intangibles	(2,724)	(3,308)	(3,846)	(2,881)	(3,310)
Total tangible common equity	$185,879	$119,864	$115,289	$103,292	$87,349
Common shares outstanding(1)(2)	11,058,956	8,751,923	8,901,443	8,015,614	7,374,610
Book value per common share	$18.75	$16.22	$15.47	$14.01	$13.17
Tangible book value per common share	$16.81	$13.70	$12.95	$12.89	$11.84

(1)
Excludes the dilutive effect, if any, of 2,233, 0, 5,958, 8,066 and 82,529 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

(2)	Common shares outstanding as of December 31, 2013 were adjusted to reflect a 2-for-1 stock split completed in 2014.
Tangible book value per share increased from 2016 to 2017 primarily as a result of the increase in our total shareholders’ equity as a result of earnings and the issuance of new shares in our initial public offering in May 2017. Tangible book value per share increased from 2015 to 2016 primarily as a result of the increase in our total shareholders’ equity, partially offset by the recognition of $141,000 of goodwill and $42,000 of core deposit intangibles related to the Denton acquisition.

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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity, including KSOP-owned shares	$207,345	$141,914	$137,736	$112,289	$97,095
Adjustments:
Goodwill	(18,742)	(18,742)	(18,601)	(6,116)	(6,436)
Core deposit and other intangibles	(2,724)	(3,308)	(3,846)	(2,881)	(3,310)
Total tangible common equity	$185,879	$119,864	$115,289	$103,292	$87,349
Tangible Assets
Total assets	$1,962,624	$1,828,336	$1,682,640	$1,334,068	$1,246,451
Adjustments:
Goodwill	(18,742)	(18,742)	(18,601)	(6,116)	(6,436)
Core deposit and other intangibles	(2,724)	(3,308)	(3,846)	(2,881)	(3,310)
Total tangible assets	$1,941,158	$1,806,286	$1,660,193	$1,325,071	$1,236,705
Tangible Common Equity to Tangible Assets	9.58%	6.64%	6.94%	7.80%	7.06%
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
Our exposure to interest rate risk is managed by the asset-liability committee of Guaranty Bank & Trust, in accordance with policies approved by its board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities and an interest rate shock simulation model.
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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2017		As of December 31, 2016
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
300	1.70%	(14.25)%	1.44%	(18.99)%
200	1.67%	(6.77)%	1.42%	(9.58)%
100	1.46%	(2.10)%	1.19%	(3.45)%
Base	0.00%	0.00%	0.00%	0.00%
(100)	0.05%	(4.22)%	(0.29)%	(1.80)%
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the reports thereon, the notes thereto and supplementary data commence on page F-1 of this Annual Report on Form 10-K. See “Item 15.  Exhibits and Financial Statement Schedules.”

Quarterly Financial Information

The following tables present certain unaudited consolidated quarterly financial information regarding the Company's results of operations for each of the eight consecutive quarters in the fiscal years of 2017 and 2016. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments necessary for a fair presentation when read in conjunction with the Company's consolidated financial statements and notes thereto as of and for the years ended December 31, 2017 and 2016 appearing elsewhere in this Annual Report on Form 10-K.

(Dollars in Thousands, except Per Share Amounts)
	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$18,689	$18,165	$17,792	$17,136
Interest expense	3,201	3,063	2,993	2,895
Net interest income	15,488	15,102	14,799	14,241
Provision for loan losses	600	800	800	650
Net interest income after provision for loan losses	14,888	14,302	13,999	13,591
Noninterest income	3,779	3,702	3,516	3,282
Noninterest expense	12,265	12,166	11,906	12,045
Income tax provision	3,594	1,699	1,633	1,312
Net earnings	$2,808	$4,139	$3,976	$3,516
Earnings per common share, basic	$0.25	$0.37	$0.40	$0.40
Earnings per common share, diluted	$0.25	$0.37	$0.39	$0.40

(Dollars in Thousands, except Per Share Amounts)
	2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$16,717	$16,427	$16,095	$15,469
Interest expense	2,692	2,759	2,751	2,666
Net interest income	14,025	13,668	13,344	12,803
Provision for loan losses	400	840	1,950	450
Net interest income after provision for loan losses	13,625	12,828	11,394	12,353
Noninterest income	3,414	3,402	3,309	2,891
Noninterest expense	12,040	11,480	11,383	11,477
Income tax provision	1,425	1,380	820	1,090
Net earnings	$3,574	$3,370	$2,500	$2,677
Earnings per common share, basic	$0.40	$0.38	$0.27	$0.30
Earnings per common share, diluted	$0.40	$0.38	$0.27	$0.30

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report on Form 10‑K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  The Company’s internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP.  All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Whitley Penn LLP, an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2017, 2016 and 2015 included in this Annual Report on Form 10‑K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10‑K does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 19, 2018, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 19, 2018, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 19, 2018, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 19, 2018, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 19, 2018, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Earnings for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

2.    Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.    The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the SEC. The Company will furnish a copy of any exhibit to shareholders upon written request to the Company and payment of a reasonable fee not to exceed the Company’s reasonable expense.

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below:

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization, dated December 23, 2014, by and among Guaranty Bancshares, Inc., TLB Interim Bank and Texas Leadership Bank (incorporated by reference to Exhibit 2.1 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

2.2
Agreement and Plan of Reorganization, dated January 6, 2015, by and among Guaranty Bancshares, Inc., GBI-DCB Acquisition Corporation and DCB Financial Corp. (incorporated by reference to Exhibit 2.2 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

2.3
Agreement and Plan of Merger, dated January 29, 2018, by and among Guaranty Bancshares, Inc., Guaranty Bank & Trust, N.A. and Westbound Bank (incorporated by reference to Exhibit 2.1 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on January 29, 2018).

3.1
Amended and Restated Certificate of Formation of Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1/A filed with the SEC on May 1, 2017, file number 333-217176).

3.2
Amended and Restated Bylaws of Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

4.1
Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

The other instruments defining the rights of the long-term debt securities of Guaranty Bancshares, Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Guaranty Bancshares, Inc. hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1
Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.2
Form of Restricted Stock Award Agreement under the Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

Exhibit No.	Description
10.3
Form of Restricted Stock Unit Award Agreement under the Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.4
Form of Stock Option Award Agreement under the Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.5
Form of Stock Appreciation Right Award Agreement under the Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.6
Guaranty Bancshares, Inc. Employee Stock Ownership Plan with 401(k) Provisions, effective January 1, 2016 (incorporated by reference to Exhibit 10.6 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1/A filed with the SEC on May 4, 2017, file number 333-217176).

10.7
Description of Guaranty Bancshares, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.7 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.8
Description of Guaranty Bancshares, Inc. Executive Incentive Retirement Plan (incorporated by reference to Exhibit 10.8 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.9
DCB Financial Corp. Stock Option Plan, dated December 1, 2003, as amended (incorporated by reference to Exhibit 10.10 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.10
Form of Stock Option Award Agreement under the DCB Financial Corp. Stock Option Plan (incorporated by reference to Exhibit 10.11 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.11
Guaranty Bancshares, Inc. Fair Market Value Stock Appreciation Rights Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.12
Form of Award Agreement under the Guaranty Bancshares, Inc. Fair Market Value Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.13 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.13
Revolving Promissory Note, dated March 31, 2017, by Guaranty Bancshares, Inc. payable to Frost Bank in the original principal amount of $25,000,000 (incorporated by reference to Exhibit 10.14 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.14
Loan Agreement, dated March 31, 2017, by and between Guaranty Bancshares, Inc. and Frost Bank (incorporated by reference to Exhibit 10.15 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.15
Form of Debenture issued by Guaranty Bancshares, Inc. in July 2015 and December 2015 (incorporated by reference to Exhibit 10.16 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

21.1	List of Subsidiaries of Guaranty Bancshares, Inc.*
23.1	Consent of Whitley Penn LLP*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*    Filed with this Annual Report on Form 10-K
**    Furnished with this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2018	GUARANTY BANCSHARES, INC.

	By:	/s/ Tyson T. Abston
	Name:	Tyson T. Abston
	Title:	Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tyson T. Abston	Chairman and Chief Executive Officer	3/15/2018
Tyson T. Abston	(Principal Executive Officer)

/s/ Clifton A. Payne	Senior Executive Vice President and Chief Financial Officer	3/15/2018
Clifton A. Payne	(Principal Financial and Accounting Officer)

/s/ Kirk L. Lee	President	3/15/2018
Kirk L. Lee

/s/ Randall R. Kucera	Vice President and General Counsel	3/15/2018
Randall R. Kucera

/s/ Richard W. Baker	Director	3/15/2018
Richard W. Baker

/s/ James S. Bunch	Director	3/15/2018
James S. Bunch

/s/ Johnny O. Conroy	Director	3/15/2018
Johnny O. Conroy

/s/ Molly S. Curl	Director	3/15/2018
Molly S. Curl

/s/ Bradley K. Drake	Director	3/15/2018
Bradley K. Drake

/s/ Christopher B. Elliott	Director	3/15/2018
Christopher B. Elliott

/s/ Carl Johnson, Jr.	Director	3/15/2018
Carl Johnson, Jr.

/s/ Weldon C. Miller	Director	3/15/2018
Weldon C. Miller

/s/ William D. Priefert	Director	3/15/2018
William D. Priefert

/s/ Arthur B. Scharlach, Jr.	Director	3/15/2018
Arthur B. Scharlach, Jr.

INDEX TO FINANCIAL STATEMENTS
Audited Consolidated Financial Statements of Guaranty Bancshares, Inc. as of December 31, 2017 and 2016 and for each of the three years ending December 31, 2017, 2016 and 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Guaranty Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WHITLEY PENN LLP

We have served as the Company's auditor since 2015.

Dallas, Texas
March 15, 2018

GUARANTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(Dollars in thousands, except per share amounts)

	2017	2016
ASSETS
Cash and due from banks	$40,482	$39,605
Federal funds sold	26,175	60,600
Interest-bearing deposits	24,771	27,338
Total cash and cash equivalents	91,428	127,543
Securities available for sale	232,372	156,925
Securities held to maturity	174,684	189,371
Loans held for sale	1,896	2,563
Loans, net	1,347,779	1,233,651
Accrued interest receivable	8,174	7,419
Premises and equipment, net	43,818	44,810
Other real estate owned	2,244	1,692
Cash surrender value of life insurance	19,117	17,804
Deferred tax asset	2,543	4,892
Core deposit intangible, net	2,724	3,308
Goodwill	18,742	18,742
Other assets	17,103	19,616
Total assets	$1,962,624	$1,828,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$410,009	$358,752
Interest-bearing	1,266,311	1,218,039
Total deposits	1,676,320	1,576,791
Securities sold under agreements to repurchase	12,879	10,859
Accrued interest and other liabilities	7,117	6,006
Other debt	—	18,286
Federal Home Loan Bank advances	45,153	55,170
Subordinated debentures	13,810	19,310
Total liabilities	1,755,279	1,686,422

Commitments and contingent liabilities
KSOP-owned shares	—	31,661

Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 11,921,298 and 9,616,275 shares issued, and 11,058,956 and 8,751,923 shares outstanding, respectively	11,921	9,616
Additional paid-in capital	155,601	101,736
Retained earnings	66,037	57,160
Treasury stock, 862,342 and 864,352 shares at cost	(20,087)	(20,111)
Accumulated other comprehensive loss	(6,127)	(6,487)
	207,345	141,914
Less KSOP-owned shares	—	31,661

Total shareholders’ equity	207,345	110,253
Total liabilities and shareholders' equity	$1,962,624	$1,828,336

See accompanying notes to consolidated financial statements

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per share data)

	2017	2016	2015
Interest income
Loans, including fees	$61,014	$55,565	$47,845
Securities
Taxable	5,811	5,170	6,317
Nontaxable	3,679	3,231	1,529
Federal funds sold and interest-bearing deposits	1,278	742	391
Total interest income	71,782	64,708	56,082

Interest expense
Deposits	10,604	9,050	6,524
FHLB advances and federal funds purchased	472	350	699
Subordinated debentures	724	882	603
Other borrowed money	352	586	497
Total interest expense	12,152	10,868	8,323

Net interest income	59,630	53,840	47,759
Provision for loan losses	2,850	3,640	2,175
Net interest income after provision for loan losses	56,780	50,200	45,584

Noninterest income
Service charges	3,746	3,530	3,493
Net realized gain on securities transactions	167	82	77
Net realized gain on sales of loans	1,981	1,718	1,053
Other operating income	8,385	7,686	6,860
Total noninterest income	14,279	13,016	11,483

Noninterest expense
Employee compensation and benefits	27,078	25,611	22,469
Occupancy expenses	7,400	6,870	6,468
Other operating expenses	13,904	13,899	13,657
Total noninterest expense	48,382	46,380	42,594

Income before income taxes	22,677	16,836	14,473
Income tax provision	8,238	4,715	4,362
Net earnings	$14,439	$12,121	$10,111
Basic earnings per share	$1.41	$1.35	$1.15
Diluted earnings per share	$1.40	$1.35	$1.15

  See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Net earnings	$14,439	$12,121	$10,111
Other comprehensive income (loss):
Unrealized gains (losses) on securities
Unrealized holding losses arising during the period	(54)	(83)	(1,152)
Amortization of net unrealized gains on held to maturity securities	377	113	92
Reclassification adjustment for net gains included in net earnings	(167)	(82)	(77)
Tax effect	80	58	430
Unrealized gains (losses) on securities, net of tax	236	6	(707)
Unrealized holding gains (losses) arising during the period on interest rate swaps	124	80	(42)
Total other comprehensive income (loss)	360	86	(749)
Comprehensive income	$14,799	$12,207	$9,362

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Less: KSOP- Owned Shares	Total Shareholders’ Equity
Balance at January 1, 2015	$—	$8,097	$67,865	$44,069	$(1,918)	$(5,824)	$(36,300)	$75,989
Net earnings	—	—	—	10,111	—	—	—	10,111
Other comprehensive loss	—	—	—	—	—	(749)	—	(749)
Purchase of treasury stock	—	—	—	—	(14,568)	—	—	(14,568)
Issuance of common stock	—	1,519	33,423	—	—	—	(597)	34,345
Stock based compensation	—	—	237	—	—	—	—	237
Net change in fair value of KSOP shares	—	—	—	—	—	—	1,513	1,513
Dividends:
Common - $0.50 per share	—	—	—	(4,526)	—	—	—	(4,526)
Balance at December 31, 2015	—	9,616	101,525	49,654	(16,486)	(6,573)	(35,384)	102,352
Net earnings	—	—	—	12,121	—	—	—	12,121
Other comprehensive income	—	—	—	—	—	86	—	86
Exercise of stock options	—	—	—	—	36	—	—	36
Purchase of treasury stock	—	—	—	—	(12,218)	—	(3,000)	(15,218)
Sale of treasury stock	—	—	—	—	8,557	—	8,261	16,818
Stock based compensation	—	—	211	—	—	—	—	211
Net change in fair value of KSOP shares	—	—	—	—	—	—	(1,538)	(1,538)
Dividends:
Common - $0.52 per share	—	—	—	(4,615)	—	—	—	(4,615)
Balance at December 31, 2016	—	9,616	101,736	57,160	(20,111)	(6,487)	(31,661)	110,253
Net earnings	—	—	—	14,439	—	—	—	14,439
Other comprehensive income	—	—	—	—	—	360	—	360
Terminated KSOP put option	—	—	—	—	—	—	34,300	34,300
Exercise of stock options	—	5	55	—	24	—	—	84
Sale of common stock	—	2,300	53,455	—	—	—	—	55,755
Stock based compensation	—	—	355	—	—	—	—	355
Net change in fair value of KSOP shares	—	—	—	—	—	—	(2,639)	(2,639)
Dividends:
Common - $0.53 per share	—	—	—	(5,562)	—	—	—	(5,562)
Balance at December 31, 2017	$—	$11,921	$155,601	$66,037	$(20,087)	$(6,127)	$—	$207,345

See accompanying notes to consolidated financial statements

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities
Net earnings	$14,439	$12,121	$10,111
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	3,162	3,183	2,958
Amortization	1,033	980	951
Deferred taxes	2,428	(1,330)	9
Premium amortization, net of discount accretion	4,576	4,974	4,196
Net realized gain on securities transactions	(167)	(82)	(77)
Gain on loans held for sale	(1,981)	(1,718)	(1,053)
Provision for loan losses	2,850	3,640	2,175
Origination of loans held for sale	(64,817)	(62,620)	(59,217)
Proceeds from loans held for sale	67,465	65,642	60,318
Write-down of other real estate and repossessed assets	12	122	172
Net (gain) loss on sale of premises, equipment, other real estate owned and other assets	(906)	108	132
Stock based compensation	355	211	237
Net change in accrued interest receivable and other assets	(15)	(3,786)	(3,781)
Net change in accrued interest payable and other liabilities	1,235	964	(8,917)
Net cash provided by operating activities	29,669	22,409	8,214

Cash flows from investing activities
Securities available for sale:
Purchases	(517,155)	(250,485)	(414,191)
Proceeds from sales	213,813	103,942	140,668
Proceeds from maturities and principal repayments	225,516	259,719	246,113
Securities held to maturity:
Purchases	—	(86,642)	(9,088)
Proceeds from sales	3,298	1,866	—
Proceeds from maturities and principal repayments	9,516	18,336	13,835
Acquisition of Denton branch, net of cash paid	—	2,399	—
Acquisition of DCB Financial Corporation, net of cash paid	—	—	(2,308)
Acquisition of Texas Leadership Bank, net of cash paid	—	—	354
Net purchases of premises and equipment	(2,320)	(1,599)	(4,013)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	2,279	2,609	1,290
Net increase in loans	(118,754)	(184,126)	(120,155)
Net cash used in investing activities	(183,807)	(133,981)	(147,495)

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows from financing activities
Net change in deposits	99,529	105,966	229,458
Net change in securities sold under agreements to repurchase	2,020	(2,104)	3,565
Proceeds from FHLB advances	60,000	120,178	—
Repayment of FHLB advances	(70,017)	(86,350)	(90,197)
Proceeds from other debt	2,000	19,000	18,000
Repayment of other debt	(20,286)	(18,714)	(11,000)
Issuance of debentures	—	—	9,000
Repayments of debentures	(5,500)	(2,000)	(2,000)
Purchase of treasury stock	—	(12,218)	(14,568)
Sale of treasury stock	—	8,557	—
Exercise of stock options	84	36	—
Sale of common stock	55,755	—	7,266
Cash dividends	(5,562)	(4,615)	(4,526)
Net cash provided by financing activities	118,023	127,736	144,998
Net change in cash and cash equivalents	(36,115)	16,164	5,717
Cash and cash equivalents at beginning of year	127,543	111,379	105,662
Cash and cash equivalents at end of year	$91,428	$127,543	$111,379

Supplemental disclosures of cash flow information
Interest paid	$12,119	$10,966	$7,929
Income taxes paid	6,660	5,810	3,350

Supplemental schedule of noncash investing and financing activities
Transfer loans to other real estate owned and repossessed assets	$1,775	$6,241	$808
Common stock issued in acquisitions	—	—	27,676
Transfer of KSOP shares	—	(8,261)	—
Terminated KSOP put option	(34,300)	—	—
Net change in fair value of KSOP shares	2,639	1,538	(1,513)

  See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. The policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.
Principles of Consolidation: The consolidated financial statements include the accounts of Guaranty Bancshares, Inc. and its wholly-owned subsidiary Guaranty Bank & Trust, N.A., (the “Bank” or "Guaranty Bank & Trust"). All entities combined are collectively referred to as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation.
Non-Bank Investments: Guaranty Bank & Trust has five wholly-owned non-bank subsidiaries, Guaranty Company, GB Com, Inc., 2800 South Texas Avenue LLC, Pin Oak Realty Holdings, Inc. and Pin Oak Energy, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.
Nature of Operations: The Company operates several banking locations in Texas. The Company’s main sources of income are derived from granting loans, primarily in East Texas, Central Texas and the Dallas/Fort Worth metroplex and investing in securities issued by the U.S. Treasury, U.S. government agencies and state and political subdivisions. A variety of financial products and services are provided to individual and corporate customers. The primary deposit products are checking accounts, money market accounts and certificates of deposit. The primary lending products are real estate, commercial and consumer loans. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor contracts is dependent on the economy of East Texas, Central Texas and the Dallas/Fort Worth metroplex.
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual future results could differ.
Cash and Cash Equivalents: Cash and cash equivalents include cash, due from banks, interest-bearing deposits with other banks that have initial maturities less than 90 days and federal funds sold. Net cash flows are reported for loan and deposit transactions, and short-term borrowings with initial maturities less than 90 days.
Marketable Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase. Interest income includes amortization and accretion of purchase premiums and discounts. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Non-marketable Securities: Other securities, such as stock in the Independent Bankers Financial Corporation, the Federal Reserve Bank, and the Federal Home Loan Bank are accounted for on the cost basis and are carried in other assets. Stock in Valesco, Commerce Street Capital, L.P., Independent Bankers Capital Fund II, L.P. and Independent Bankers Capital Fund III, L.P., are accounted for on the cost basis in other assets.
Loans Held for Sale: Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are carried at the lower of cost or estimated fair market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. To mitigate the interest rate risk, fixed commitments may be obtained at the time loans are originated or identified for sale. All sales are made without recourse. Gains or losses on sales of mortgage loans are recognized at settlement dates based on the difference between the selling price and the carrying value of the related mortgage loans sold.
Loans: Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income was reported on the level-yield interest method and included amortization of net deferred loan fees and costs over the loan term.
Impaired Loans: Loans are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price.
Nonaccrual Loans: Loans are placed on nonaccrual status at ninety days past due or as determined by management, and interest is considered a loss. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Certain Acquired Loans: During 2015, the Company acquired a group of loans through the acquisition of DCB Financial Corporation (“DCB”), the holding company for Preston State Bank, and Texas Leadership Bank (“TLB”) as described in Note 2. During 2016, the Company acquired overdrafts and recorded as loans through the acquisition of a branch location in Denton, Texas, as described in Note 2. Acquired loans are recorded at their estimated fair value at the acquisition date, and are initially classified as either purchased credit impaired (“PCI”) loans (i.e. loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (“acquired performing loans”).
Acquired performing loans are accounted for under Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 310-20, “Nonrefundable Fees and Other Costs”. Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate. The Company’s policy for determining when to discontinue accruing interest on acquired performing loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described above.
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. Large groups of homogeneous loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.
Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
The general component covers non-impaired loans and is based on historical loss experience adjusted for current qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; effects of changes in credit concentrations; changes in the quality of the Company’s loan review system; and changes in the values of underlying collateral.
An allowance for loan losses for acquired performing loans is calculated using a methodology similar to that described for originated loans. Acquired performing loans are subsequently evaluated for any required allowance at each reporting date. Such required allowance for each loan is compared to the remaining fair value discount for that loan. If greater, the excess is recognized as an addition to the allowance through a provision for loan losses. If less than the discount, no additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan and once the discount is depleted, losses are applied against the allowance established for that loan. Below is a summary of the segments of the Company’s loan portfolio:

Commercial and industrial:
This portfolio segment includes general secured and unsecured commercial loans which are not secured by real estate. Risks inherent in this portfolio segment include fluctuations in the local and national economy.

Construction and development:
This portfolio segment includes all loans for the purpose of construction, including both business and residential structures; and real estate development loans, including non agricultural vacant land. Risks inherent in this portfolio include fluctuations in property values and changes in the local and national economy.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Commercial real estate:
The commercial real estate portfolio segment includes all commercial loans that are secured by real estate, other than those included in the construction and development, farmland, multi-family, and 1-4 family residential segments. Risks inherent in this portfolio segment include fluctuations in property values and changes in the local and national economy impacting the sale of the finished structures.

Farmland:
The farmland portfolio includes loans that are secured by real estate that is used or usable for agricultural purposes, including land used for crops, livestock production, grazing & pasture land and timberland. This segment includes land with a 1-4 family residential structure if the value of the land exceeds the value of the residence. Risks inherent in this portfolio segment include adverse changes in climate, fluctuations in feed and cattle prices and changes in property values.

Consumer:
This portfolio segment consists of non-real estate loans to consumers. This includes secured and unsecured loans such as auto and personal loans. The risks inherent in this portfolio segment include those factors that would impact the consumer’s ability to meet their obligations under the loan. These include increases in the local unemployment rate and fluctuations in consumer and business sales.

1-4 family residential:
This portfolio segment includes loans to both commercial and consumer borrowers secured by real estate for housing units of up to four families. Risks inherent in this portfolio segment include increases in the local unemployment rate, changes in the local economy and factors that would impact the value of the underlying collateral, such as changes in property values.

Multi-family residential:
This portfolio segment includes loans secured by structures containing five or more residential housing units. Risks inherent in this portfolio segment include increases to the local unemployment rate, changes in the local economy, and factors that would impact property values.

Agricultural:
The agricultural portfolio segment includes loans to individuals and companies in the dairy and cattle industries and farmers. Loans in the segment are secured by collateral including cattle, crops and equipment. Risks inherent in this portfolio segment include adverse changes in climate and fluctuations in feed and cattle prices.

Credit Quality Indicators - The Company monitors the credit quality of the loans in the various segments by identifying and evaluating credit quality indicators specific to each segment class. This information is incorporated into management’s analysis of the adequacy of the allowance for loan losses. Information for the credit quality indicators is updated monthly or quarterly for classified assets and at least annually for the remainder of the portfolio.

The following is a discussion of the primary credit quality indicators most closely monitored for the respective portfolio segment classes:

Commercial and industrial:	In assessing risk associated with commercial loans, management considers the business’s cash flow and the value of the underlying collateral to be the primary credit quality indicators.

Construction and development:
In assessing the credit quality of construction loans, management considers the ability of the borrower to finance principal and interest payments in the event that he is unable to sell the completed structure to be a primary credit quality indicator. For real estate development loans, management also considers the likelihood of the successful sale of the constructed properties in the development.

Commercial real estate:	Management considers the strength of the borrower’s cash flows, changes in property values and occupancy status to be key credit quality indicators of commercial real estate loans.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Farmland:	In assessing risk associated with farmland loans, management considers the borrower’s cash flows and underlying property values to be key credit quality indicators.

Consumer:
Management considers the debt to income ratio of the borrower, the borrower’s credit history, the availability of other credit to the borrower, the borrower’s past-due history, and, if applicable, the value of the underlying collateral to be primary credit quality indicators.

1-4 family residential:
Management considers changes in the local economy, changes in property values, and changes in local unemployment rates to be key credit quality indicators of the loans in the 1-4 family residential loan segment.

Multi-family residential:
Management considers changes in the local economy, changes in property values, vacancy rates and changes in local unemployment rates to be key credit quality indicators of the loans in the multifamily loan segment.

Agricultural:
In assessing risk associated with agricultural loans, management considers the borrower’s cash flows, the value of the underlying collateral and sources of secondary repayment to be primary credit quality indicators.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Maintenance, repairs and minor improvements are charged to noninterest expense as incurred. The following table provides a summary of the estimated useful life of the different fixed asset classes as stated in the policy:

Bank Buildings	Up to 40 years
Equipment	to 10 years
Furniture and Fixtures	to 7 years
Software	to 5 years
Automobiles	to 4 years
Other Real Estate Owned: Assets acquired through, or in lieu of, foreclosure are initially recorded at fair value, less estimated carrying and selling costs, when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Goodwill and Other Intangible Assets: Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.
Impairment is tested for annually and exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At the measurement date, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.
Core deposit intangibles represent premiums paid on acquired deposits based on the estimated fair value of the deposits at the time of purchase. These premiums are amortized over a ten year period.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
KSOP Repurchase Right: In accordance with applicable provisions of the Internal Revenue Code, the terms of Guaranty’s employee stock ownership plan with 401(k) provisions (“KSOP”) provided that, for so long as Guaranty was a privately-held company without a public market for its common stock, KSOP participants would have the right, for a specified period of time, to require Guaranty to repurchase shares of its common stock that are distributed to them by the KSOP. This repurchase obligation terminated upon the consummation of Guaranty’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. However, because Guaranty was privately-held without a public market for its common stock as of and for the years ended December 31, 2016 and 2015, the shares of common stock held by the KSOP are reflected in the Company’s consolidated balance sheet as of December 31, 2016 and consolidated statement of changes in shareholders' equity for the years ended December 31, 2016 and 2015 as a line item called “KSOP-owned shares,” which appears between total liabilities and shareholders’ equity in the consolidated balance sheet. As a result, the KSOP-owned shares are deducted from shareholders’ equity in the Company’s consolidated balance sheet as of December 31, 2016, and the consolidated statement of changes in shareholders' equity for the year ended December 31, 2017 includes an adjustment for the inclusion of such KSOP-owned shares in total shareholders' equity as "terminated KSOP put option." For all periods following Guaranty’s initial public offering and continued listing of the Company’s common stock on the NASDAQ Global Select Market, the KSOP-owned shares will be included in, and not be deducted from, shareholders’ equity.
Income Taxes: Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Derivative Financial Instruments: The Company accounts for its derivatives under ASC 815, “Derivatives and Hedging,” which requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period operations. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to operations in the same period(s) that the hedged transaction impacts operations. For free-standing derivative instruments, changes in fair value are reported in current period operations.

Prior to entering a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in operations.
Dividend Restriction: Banking regulations require the maintenance of certain capital levels that may limit the amount of dividends that may be paid. Regulatory capital requirements are more fully disclosed in Note 18.
Restrictions on Cash: The Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2017 and 2016. Deposits held with the Federal Reserve Bank earn interest.
Stock Compensation: In accordance with ASC 718, “Stock Compensation,” the Company uses the fair value method of accounting for share based compensation prescribed by the standard. The fair value of options granted is determined using the Black-Scholes option valuation model.
Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. KSOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are presented as if all stock splits and stock dividends were effective from the earliest period presented through the date of issuance of the financial statements.
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.
Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.
Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Reclassification: Certain amounts in prior period financial statements have been reclassified to conform to current period presentation. These reclassifications are immaterial and have no effect on net income, total assets or stockholders’ equity.
Subsequent Events: The Company has evaluated all subsequent events for potential recognition and disclosure through March 15, 2018, the date of which the consolidated financial statements were available to be issued and noted the following subsequent event requiring financial statement recognition or disclosure.
On January 29, 2018, the Company entered into a definitive agreement, which we refer to as the merger agreement, with Katy, Texas-based Westbound Bank.  The merger agreement provides for the merger of Westbound Bank with and into Guaranty Bank & Trust, with Guaranty Bank & Trust surviving the merger.  As of December 31, 2017, Westbound Bank reported, per their regulatory Call Report, total assets of $228.0 million, total loans of $160.3 million and total deposits of $188.5 million. Upon the completion of the proposed acquisition of Westbound Bank, the Company will have acquired Westbound Bank's four branches in the Houston, Texas metropolitan area. Under the terms of the merger agreement, the Company will issue 900,000 shares of its common stock and will pay cash in the aggregate amount of approximately $6.4 million to the shareholders and option holders of Westbound, subject to certain potential adjustments as described in the merger agreement.  The merger agreement contains customary representations, warranties and covenants by the Company and Westbound Bank. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger agreement by the shareholders of Westbound Bank. The transaction is expected to close during the second quarter of 2018.
Recent Accounting Pronouncements:
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company determined it will early adopt ASU 2018-02 in the first quarter of 2018 and will reclassify its stranded tax debit of $487 within accumulated other comprehensive income to retained earnings at March 31, 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. In addition, the amendments in this ASU provide a detailed framework to assist entities in evaluating whether a set of assets and activities constitutes a business, as well as clarify the definition of the term output so the term is consistent with how outputs are described in Topic 606. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect this pronouncement to have a significant impact on its consolidated financial statements.

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
(Dollars in thousands, except per share data) (continued)

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
(Dollars in thousands, except per share data) (continued)

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
NOTE 2 - ACQUISITIONS
On close of business March 27, 2015, the Company acquired 100% of the outstanding common shares of DCB, the holding company for Preston State Bank, in exchange for a combination of cash and stock amounting to total consideration of $29,681. Under the terms of the acquisition, 68 common shareholders received 923,133 shares of the Company’s common stock in exchange for 1,378,345 shares of DCB. With the acquisition, the Company expanded its market to the Dallas/Fort Worth metroplex. Results of operations of the acquired company were included in the Company’s results beginning March 28, 2015. Acquisition-related costs of $403 are included in other operating expenses in the Company’s consolidated statement of earnings for the year ended December 31, 2015. The fair value of the common shares issued as part of the consideration paid for DCB was determined based upon the closing price of the Company’s common shares on the acquisition date.
On close of business April 10, 2015, the Company acquired 100% of the outstanding common shares of TLB in exchange for combination of cash and stock amounting to total consideration of $14,215. Under the terms of the acquisition, 124 common shareholders received 280,160 shares of the Company’s common stock in exchange for 594,779 shares of TLB. Results of operations were included in the Company’s results beginning April 11, 2015. Acquisition-related costs of $239 are included in other operating expenses in the Company’s consolidated statement of earnings for the year ended December 31, 2015. The fair value of the common shares issued as part of the consideration paid for TLB was determined based upon the closing price of the Company’s common shares on the acquisition date.

On close of business August 6, 2016, the Company acquired certain assets and liabilities comprised of a branch location in Denton, Texas (the "Denton Branch"), which resulted in the addition of approximately $4,659 in assets and liabilities. The Company acquired the bank premises at 4101 Wind River Lane in Denton, Texas and recorded it at fair market value of $2,075. Other assets acquired, at fair value, included cash of $2,399, core deposit intangible of $42, goodwill of $141 and loans of $2. Liabilities assumed included non-interest bearing deposits of $581, interest bearing deposits of $4,047 and other liabilities of $30. Consideration paid by the Company for the acquired assets and assumed liabilities of $66 was netted against the cash received. Acquisition-related costs of $41 are included in other operating expenses in the Company’s consolidated statement of earnings for the year ended December 31, 2016.
Goodwill of $8,670 for DCB, $3,815 for TLB, and $140 for the Denton Branch arising from the acquisitions consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. Goodwill of $141 is expected to be deductible for income taxes purposes. The following table summarizes the consideration paid for DCB and TLB and the fair value of the assets acquired and liabilities assumed recognized at the acquisition date:
Consideration:

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

	DCB	TLB
Cash	$8,449	$7,771
Equity instruments	21,232	6,444
Contingent consideration	—	—
Fair value of total consideration transferred	$29,681	$14,215

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisitions, March 27, 2015 and April 10, 2015, respectively.

	DCB	TLB
Cash	$5,794	$8,124
Investment securities available for sale	2,862	19,794
Loans, net of discount of $1,389 and $468, respectively	118,154	43,568
Accrued interest receivable	299	173
Premises and equipment	199	2,664
Nonmarketable equity securities	168	—
Core deposit intangible	968	534
Other assets	1,726	1,558
Total assets acquired	130,170	76,415

Noninterest-bearing deposits	25,607	16,702
Interest-bearing deposits	68,844	48,794
Subordinated debentures	5,155	—
Other liabilities	9,553	519
Total liabilities assumed	109,159	66,015
Net assets acquired (liabilities assumed)	21,011	10,400
Total consideration paid	29,681	14,215
Goodwill	$8,670	$3,815
The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date (“acquired performing loans”). The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Acquired performing loans had fair value and gross contractual amounts receivable of $118,154 and $119,543, respectively for DCB, $43,568 and $44,036, respectively for TLB, and $2 and $2, respectively for the Denton Branch on the date of acquisition.

NOTE 3 - MARKETABLE SECURITIES
The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at December 31, 2017 and 2016 and the corresponding amounts of gross unrealized gains and losses:

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$18,823	$64	$50	$18,837
Municipal securities	7,746	—	200	7,546
Mortgage-backed securities	92,471	—	1,793	90,678
Collateralized mortgage obligations	116,809	5	1,503	115,311
Total available for sale	$235,849	$69	$3,546	$232,372

Held to maturity:
Municipal securities	$146,496	$2,244	$218	$148,522
Mortgage-backed securities	22,026	199	230	21,995
Collateralized mortgage obligations	6,162	111	—	6,273
Total held to maturity	$174,684	$2,554	$448	$176,790

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$25,254	$6	$377	$24,883
Municipal securities	7,841	—	622	7,219
Mortgage-backed securities	61,298	—	1,608	59,690
Collateralized mortgage obligations	65,789	10	666	65,133
Total available for sale	$160,182	$16	$3,273	$156,925

Held to maturity:
Municipal securities	$149,420	$901	$3,889	$146,432
Mortgage-backed securities	28,450	318	290	28,478
Collateralized mortgage obligations	11,501	265	521	11,245
Total held to maturity	$189,371	$1,484	$4,700	$186,155

At December 31, 2016, the Company’s mortgage-backed securities portfolio included non-agency collateralized mortgage obligations with a market value of $1,636 which had unrealized losses of $521 and other than temporary impairment, which was recorded in 2013, of $324. These non-agency mortgage-backed securities, which were sold during 2017, were rated AAA at purchase.
Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other than temporary impairment losses on debt securities related to credit losses recognized during the years ended December 31, 2017 and 2016.
Information pertaining to securities with gross unrealized losses at December 31, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position is detailed in the following tables. At December 31, 2017, the Company held 62 securities which had been in continuous loss positions over twelve months and 36 securities which had been in continuous loss position less than twelve months. Of the securities in a loss position over twelve months, 17 were classified as available for sale and 45 were classified as held to maturity. Of the securities in a loss position less than twelve months, 20 were classified as available for sale and 16 were classified as held to maturity. The securities in a loss position were composed of tax exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Management believes the unrealized loss on the remaining securities is a function of the movement of interest rates since the time of purchase. Based on evaluation of available evidence, including recent changes in interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment would be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

The following table summarizes securities with unrealized losses at December 31, 2017 and 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Available for sale:
Corporate bonds	$(50)	$8,019	$—	$—	$(50)	$8,019
Municipal securities	—	—	(200)	7,546	(200)	7,546
Mortgage-backed securities	(658)	42,881	(1,135)	47,797	(1,793)	90,678
Collateralized mortgage obligations	(1,091)	93,584	(412)	21,258	(1,503)	114,842
Total available for sale	$(1,799)	$144,484	$(1,747)	$76,601	$(3,546)	$221,085

Held to maturity:
Municipal securities	$(37)	$9,230	$(181)	$19,961	$(218)	$29,191
Mortgage-backed securities	(57)	6,499	(173)	9,747	(230)	16,246
Collateralized mortgage obligations	—	—	—	—	—	—
Total held to maturity	$(94)	$15,729	$(354)	$29,708	$(448)	$45,437

	Less Than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Available for sale:
Corporate bonds	$(377)	$22,529	$—	$—	$(377)	$22,529
Municipal securities	(622)	7,219	—	—	(622)	7,219
Mortgage-backed securities	(1,047)	44,420	(561)	15,270	(1,608)	59,690
Collateralized mortgage obligations	(437)	55,435	(229)	9,049	(666)	64,484
Total available for sale	$(2,483)	$129,603	$(790)	$24,319	$(3,273)	$153,922

Held to maturity:
Municipal securities	$(3,889)	$98,943	$—	$—	$(3,889)	$98,943
Mortgage-backed securities	(290)	19,983	—	—	(290)	19,983
Collateralized mortgage obligations	—	—	(521)	2,350	(521)	2,350
Total held to maturity	$(4,179)	$118,926	$(521)	$2,350	$(4,700)	$121,276

Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).
As of December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Securities with fair values of approximately $245,600 and $259,499 at December 31, 2017 and December 31, 2016, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.
The proceeds from sales of securities and the associated gains and losses are listed below:

	2017	2016	2015
Proceeds	$217,111	$105,808	$140,668
Gross gains	180	243	222
Gross losses	(13)	(161)	(145)
During the year ended December 31, 2017, the Company sold five held to maturity securities. The Company sold these securities, which consisted of three municipal securities and two corporate bonds, based upon internal credit analysis that they had experienced significant deterioration in creditworthiness. The risk exposure presented by these securities had increased beyond acceptable levels and management determined that it was reasonably possible that all amounts due would not be collected. The credit analysis of the municipalities determined that they had been significantly impacted by the declines in market oil prices due to the fact that their tax bases are heavily reliant on the energy industry relative to other sectors of the economy. Specifically, the revenues of these municipalities had been adversely impacted by the sustained low-level of oil prices. The current credit analysis of the corporate bonds, which were both a non-agency collateralized mortgage obligation bond, indicated evidence of significant deterioration in its creditworthiness. In early 2017 one bond rating agency withdrew its current rating on the bond, and prior to 2017 another rating agency had downgraded it to a ‘No Rating’ position. The Company believes the sales of these securities were merited and permissible under the applicable accounting guidelines because of the significant deterioration in the creditworthiness of the issuers.
Sales of securities held to maturity were as follows for the years ended December 31:

	2017	2016	2015
Proceeds from sales	$3,298	$1,866	$—
Amortized cost	3,140	1,842	—
Gross realized gains	158	24	—
Gross realized losses	—	—	—
Tax expense related to securities gains/losses	(44)	(7)	—

Included in the amortized cost of held to maturity securities shown above for the year ended December 31, 2017 was $324 of other than temporary impairment that was recorded during 2013, as well as $499 in prior principal write-downs on corporate bonds that were sold during 2017.

The contractual maturities at December 31, 2017 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
December 31, 2017
Due within one year	$—	$—	$2,663	$2,665
Due after one year through five years	6,158	6,129	5,769	5,849
Due after five years through ten years	12,665	12,708	42,711	43,903
Due after ten years	7,746	7,546	95,353	96,105
Mortgage-backed securities	92,471	90,678	22,026	21,995
Collateralized mortgage obligations	116,809	115,311	6,162	6,273
	$235,849	$232,372	$174,684	$176,790

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes our loan portfolio by type of loan at December 31:

	2017	2016
Commercial and industrial	$197,508	$223,712
Real estate:
Construction and development	196,774	129,631
Commercial real estate	418,137	368,077
Farmland	59,023	62,366
1-4 family residential	374,371	361,665
Multi-family residential	36,574	26,079
Consumer	51,267	53,177
Agricultural	25,596	18,901
Overdrafts	294	317
Total loans	1,359,544	1,243,925
Net of:
Deferred loan fees	1,094	1,210
Allowance for loan losses	(12,859)	(11,484)
Total net loans	$1,347,779	$1,233,651

In 2016, the Company acquired overdrafts and recorded as loans with a fair value and gross contractual fair value of $2 as part of the acquisition of the Denton branch. All loans acquired in 2016 were classified as acquired performing loans.
The Company has entered into transactions, at prevailing market rates and terms, with certain directors, executive officers, significant shareholders and their affiliates. Loans to such related parties at December 31, 2017 and December 31, 2016, totaled $44,506 and $29,436, respectively. Unfunded commitments to such related parties at December 31, 2017 totaled $8,416.
Loans to principal officers, directors, and their affiliates during the year ended December 31, 2017, was as follows:

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

2017
Beginning balance	$29,436
New loans	38,564
Repayments	(23,494)
Ending balance	$44,506

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the years ended December 31, 2017, 2016 and 2015:

December 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Provision for loan losses	272	563	1,405	41	(418)	348	253	276	110	2,850
Loans charged-off	(1,080)	—	(84)	—	(543)	—	(344)	(242)	(165)	(2,458)
Recoveries	797	—	—	—	23	—	108	—	55	983
Ending balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Allowance ending balance:
Individually evaluated for impairment	$17	$—	$27	$85	$5	$—	$—	$—	$—	$134
Collectively evaluated for impairment	1,564	1,724	4,558	438	3,017	629	602	187	6	12,725
Ending balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Loans:
Individually evaluated for impairment	$463	$—	$4,258	$163	$842	$217	$—	$397	$—	$6,340
Collectively evaluated for impairment	197,045	196,774	413,879	58,860	373,529	36,357	51,267	25,199	294	1,353,204
Ending balance	$197,508	$196,774	$418,137	$59,023	$374,371	$36,574	$51,267	$25,596	$294	$1,359,544

December 31, 2016	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,878	$1,004	$2,106	$400	$2,839	$325	$562	$138	$11	$9,263
Provision for loan losses	910	162	1,158	82	1,117	(44)	171	15	69	3,640
Loans charged-off	(1,213)	(9)	—	—	(71)	—	(269)	—	(200)	(1,762)
Recoveries	17	4	—	—	75	—	121	—	126	343
Ending balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Allowance ending balance:
Individually evaluated for impairment	$64	$—	$—	$47	$108	$—	$34	$—	$—	$253
Collectively evaluated for impairment	1,528	1,161	3,264	435	3,852	281	551	153	6	11,231
Ending balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Loans:
Individually evaluated for impairment	$231	$1,825	$1,196	$258	$2,588	$5	$200	$15	$—	$6,318
Collectively evaluated for impairment	223,481	127,806	366,881	62,108	359,077	26,074	52,977	18,886	317	1,237,607
Ending balance	$223,712	$129,631	$368,077	$62,366	$361,665	$26,079	$53,177	$18,901	$317	$1,243,925

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

December 31, 2015	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,473	$615	$1,870	$387	$2,395	$232	$593	$137	$19	$7,721
Provision for loan losses	577	395	289	(83)	651	93	138	1	114	2,175
Loans charged-off	(192)	(6)	(53)	—	(215)	—	(219)	(1)	(227)	(913)
Recoveries	20	—	—	96	8	—	50	1	105	280
Ending balance	$1,878	$1,004	$2,106	$400	$2,839	$325	$562	$138	$11	$9,263
Allowance ending balance:
Individually evaluated for impairment	$316	$—	$—	$47	$63	$—	$101	$—	$—	$527
Collectively evaluated for impairment	1,562	1,004	2,106	353	2,776	325	461	138	11	8,736
Ending balance	$1,878	$1,004	$2,106	$400	$2,839	$325	$562	$138	$11	$9,263
Loans:
Individually evaluated for impairment	$3,592	$—	$77	$251	$2,064	$—	$98	$—	$—	$6,082
Collectively evaluated for impairment	178,124	122,904	301,833	47,417	310,242	30,395	50,543	19,524	313	1,061,295
Ending balance	$181,716	$122,904	$301,910	$47,668	$312,306	$30,395	$50,641	$19,524	$313	$1,067,377

Credit Quality
The Company closely monitors economic conditions and loan performance trends to manage and evaluate the exposure to credit risk. Key factors tracked by the Company and utilized in evaluating the credit quality of the loan portfolio include trends in delinquency ratios, the level of nonperforming assets, borrower’s repayment capacity, and collateral coverage.
Assets are graded “pass” when the relationship exhibits acceptable credit risk and indicates repayment ability, tolerable collateral coverage and reasonable performance history. Lending relationships exhibiting potentially significant credit risk and marginal repayment ability and/or asset protection are graded “special mention.” Assets classified as “substandard” are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. Substandard graded loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets graded “doubtful” are substandard graded loans that have added characteristics that make collection or liquidation in full improbable. The Company typically measures impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or based on the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent.

The following tables summarize the credit exposure in the Company's consumer and commercial loan portfolios as of:

December 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$196,890	$196,515	$412,488	$58,623	$373,154	$16,073	$51,409	$24,650	$1,329,802
Special mention	348	259	1,135	226	442	20,284	65	454	23,213
Substandard	270	—	4,514	174	775	217	87	492	6,529
Doubtful	—	—	—	—	—	—	—	—	—
Total	$197,508	$196,774	$418,137	$59,023	$374,371	$36,574	$51,561	$25,596	$1,359,544

December 31, 2016	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$218,690	$127,802	$360,591	$61,717	$352,196	$25,871	$52,320	$17,965	$1,217,152
Special mention	4,299	4	2,021	248	4,311	—	524	478	11,885
Substandard	706	1,825	5,465	401	5,121	208	568	458	14,752
Doubtful	17	—	—	—	37	—	82	—	136
Total	$223,712	$129,631	$368,077	$62,366	$361,665	$26,079	$53,494	$18,901	$1,243,925

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The following table summarizes the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming as of:

December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$1,273	$93	$17	$1,383	$196,125	$197,508	$—
Real estate:
Construction and development	117	—	—	117	196,657	196,774	—
Commercial real estate	192	265	1,067	1,524	416,613	418,137	—
Farmland	139	—	6	145	58,878	59,023	—
1-4 family residential	3,998	416	800	5,214	369,157	374,371	—
Multi-family residential	—	—	217	217	36,357	36,574	—
Consumer	381	69	87	537	50,730	51,267	—
Agricultural	204	2	—	206	25,390	25,596	—
Overdrafts	—	—	—	—	294	294	—
Total	$6,304	$845	$2,194	$9,343	$1,350,201	$1,359,544	$—

December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$941	$105	$25	$1,071	$222,641	$223,712	$—
Real estate:
Construction and development	73	—	1,825	1,898	127,733	129,631	—
Commercial real estate	1,629	32	134	1,795	366,282	368,077	—
Farmland	100	26	7	133	62,233	62,366	—
1-4 family residential	3,724	803	1,041	5,568	356,097	361,665	—
Multi-family residential	207	49	—	256	25,823	26,079	—
Consumer	613	205	87	905	52,272	53,177	—
Agricultural	59	—	15	74	18,827	18,901	—
Overdrafts	—	—	—	—	317	317	—
Total	$7,346	$1,220	$3,134	$11,700	$1,232,225	$1,243,925	$—

The following table presents the nonaccrual loans by category as of December 31:

	2017	2016
Commercial and industrial	$77	$82
Real estate:
Construction and development	—	1,825
Commercial real estate	1,422	415
Farmland	163	176
1-4 family residential	1,937	1,699
Multi-family residential	217	5
Consumer	138	192
Agricultural	50	15
Total	$4,004	$4,409
If interest on nonaccrual loans had been accrued, such income would have been approximately $173 and $24 for the years ended December 31, 2017 and 2016, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Impaired Loans and Troubled Debt Restructurings
A troubled debt restructuring (“TDR”) is a restructuring in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with original contractual terms of the loan. Loans with insignificant delays or insignificant short falls in the amount of payments expected to be collected are not considered to be impaired. Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and TDRs.

The outstanding balances of TDRs are shown below at December 31:

	2017	2016
Nonaccrual TDRs	$—	$43
Performing TDRs	657	462
Total	$657	$505
Specific reserves on TDRs	$17	$4

The following tables present loans by class modified as TDRs that occurred during the years ended:

December 31, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	2	$381	$364
Commercial real estate		—	—
Consumer	—	—	—
1-4 family residential	1	11	11
Farmland	—	—	—
Multi-family residential	—	—	—
Agricultural	—	—	—
Total	3	$392	$375
There were no TDRs that subsequently defaulted in 2017. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the year ended December 31, 2017.

December 31, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	1	$90	$90
1-4 family residential	3	248	244
Total	4	$338	$334
There were no TDRs that subsequently defaulted in 2016.  The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the year ended December 31, 2016.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The following table presents information about the Company’s impaired loans as of December 31, 2017:

December 31, 2017	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$437	$437	$—	$434
Real estate:
Construction and development	—	—	—	311
Commercial real estate	3,979	3,979	—	4,230
Farmland	6	6	—	90
1-4 family residential	681	681	—	1,096
Multi-family residential	217	217	—	180
Consumer	—	—	—	61
Agricultural	397	397	—	384
Subtotal	5,717	5,717	—	6,786
With allowance recorded:
Commercial and industrial	26	26	17	315
Real estate:
Construction and development	—	—	—	7
Commercial real estate	279	279	27	505
Farmland	157	157	85	131
1-4 family residential	161	161	5	754
Multi-family residential	—	—	—	19
Consumer	—	—	—	42
Agricultural	—	—	—	180
Subtotal	623	623	134	1,953
Total	$6,340	$6,340	$134	$8,739

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The following table presents information about the Company’s impaired loans as of December 31, 2016:

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$28	$28	$—	$809
Real estate:
Construction and development	1,825	1,825	—	172
Commercial real estate	1,196	1,196	—	871
Farmland	89	89	—	109
1-4 family residential	1,799	1,799	—	1,575
Multi-family residential	5	5	—	2
Consumer	105	105	—	89
Agricultural	15	15	—	68
Subtotal	5,062	5,062	—	3,695
With allowance recorded:
Commercial and industrial	203	203	64	3,153
Real estate:
Construction and development	—	—	—	—
Commercial real estate	—	—	—	—
Farmland	169	169	47	169
1-4 family residential	789	789	108	639
Multi-family residential	—	—	—	—
Consumer	95	95	34	155
Agricultural	—	—	—	2
Subtotal	1,256	1,256	253	4,118
Total	$6,318	$6,318	$253	$7,813

During the years ended December 31, 2017, 2016 and 2015, total interest income and cash-based interest income recognized on impaired loans was minimal.

NOTE 5 - PREMISES AND EQUIPMENT

	December 31, 2017	December 31, 2016
Land	$9,857	$9,959
Building and improvements	45,525	44,240
Furniture, fixtures and equipment	12,845	14,188
Automobiles	247	368
	68,474	68,755
Less: accumulated depreciation	24,656	23,945
	$43,818	$44,810

Depreciation expense on premises and equipment totaled $3,162, $3,183 and $2,958 for the years ended December 31, 2017, 2016 and 2015, respectively and is included in occupancy expenses on the consolidated statements of earnings.

NOTE 6 - GOODWILL

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Changes in the carrying amount of goodwill in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2017	2016
Beginning of year	$18,742	$18,601
Effect of acquisitions	—	141
End of year	$18,742	$18,742

NOTE 7 - CORE DEPOSIT INTANGIBLES
Changes in the carrying amount of core deposit intangibles in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2017	2016
Beginning of year	$3,308	$3,846
Effect of acquisitions	—	42
Amortization	(584)	(580)
End of year	$2,724	$3,308
Accumulated amortization was $3,107 and $2,523 at December 31, 2017 and 2016, respectively. Amortization expense was $584, $580 and $535 during the years ended December 31, 2017, 2016 and 2015, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2017 was as follows:

Year Ended December 31,	Amount
2018	$584
2019	584
2020	584
2021	417
2022	183
Thereafter	372
$2,724

NOTE 8 - INTEREST-BEARING DEPOSITS

	December 31, 2017	December 31, 2016
NOW accounts	$263,980	$269,712
Savings and money market accounts	705,491	606,706
Time deposits less than $250,000	207,185	239,569
Time deposits $250,000 and over	89,655	102,052
	$1,266,311	$1,218,039

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Year-end maturities of time deposits, as of December 31, 2017, were as follows:

Year Ended December 31,	Amount
2018	$224,772
2019	39,553
2020	9,926
2021	14,709
2022	7,880
Thereafter	—
$296,840
Deposits of executive officers, directors and significant shareholders at December 31, 2017 and December 31, 2016 totaled $68,082 and $72,443, respectively.
NOTE 9 - BORROWED MONEY
Federal Home Loan Bank (FHLB) advances , as of December 31, 2017, were as follows:
Fixed-rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal due
2018	1.06%	$25,000
2022	1.11%	20,000
		45,000

Fixed-rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate	Principal due
2021	1.38%	153
		$45,153
The Company had a $25,000 revolving line of credit with a correspondent bank that was set to mature in July 2016. In May 2016, the Company renegotiated the loan agreement such that $15,000 was renewed as a revolving line of credit and $10,000 of the outstanding balance of the revolving line of credit was rolled into an amortizing note. As of December 31, 2016, the outstanding balances of the revolving line of credit and amortizing note were $9,000. In March 2017, the Company renegotiated the loan agreement such that the outstanding balance of the revolving line of credit and amortizing note was converted to a $25,000 unsecured revolving line of credit. The line of credit bears interest at the prime rate plus 0.50%, with quarterly interest payments, and matures in March 2018. Under the terms of the line of credit, the Company agreed not to pledge or grant a lien or security interest in the stock of the Bank or in any other assets without prior consent of the lender. As of December 31, 2017, the outstanding balance on the line of credit was $0. To be in compliance with the loan covenants, the Bank is required to maintain no less than a 10% total risk-based capital ratio, must maintain no less than $85,000 in tangible net worth, the ratio of non-performing assets to equity plus allowance for loan losses must not exceed 15%, the cash flow coverage must be greater than 1.25 times and the Company is limited to acquiring additional debt of no more than $500 without prior approval. The Company believes that it is in compliance with all loan covenants.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

NOTE 10 - SUBORDINATED DEBENTURES
Subordinated debentures are made up of the following as of:

	December 31, 2017	December 31, 2016
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	3,500	9,000
	$13,810	$19,310
The Company has three trusts, Guaranty (TX) Capital Trust II (“Trust II”), Guaranty (TX) Capital Trust III (“Trust III”), and DCB Financial Trust I ("DCB Trust I") (“Trust II”, “Trust III” and together with "DCB Trust I", the “Trusts”). Upon formation, the Trusts issued pass-through securities (“TruPS”) with a liquidation value of $1,000,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts issued common securities to the Company. The Trusts invested the proceeds of the sales of securities to the Company (“Debentures”). The Debentures mature approximately 30 years after the formation date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

	Trust II	Trust III	DCB Trust I
Formation date	Oct 30, 2002	Jul 25, 2006	Mar 29, 2007
Capital trust pass-through securities
Number of shares	3,000	2,000	5,000
Original liquidation value	$3,000	$2,000	$5,000

Common securities liquidation value	93	62	155
The securities held by the Trusts can qualify as Tier I capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the full amount is includable in Tier I capital at December 31, 2017 and 2016. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.
With certain exceptions, the amount of the principal and any accrued and unpaid interest on the Debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. Interest on the Debentures are payable quarterly. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity for each of the Debentures.

	Trust II Debentures	Trust III Debentures	DCB Trust I Debentures
Original amount	$3,093	$2,062	$5,155
Maturity date	October 30, 2032	October 1, 2036	June 15, 2037
Interest due	Quarterly	Quarterly	Quarterly
In accordance with ASC 810, “Consolidation,” the junior subordinated debentures issued by the Company to the subsidiary trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of earnings.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Trust II Debentures
Interest is payable at a variable rate per annum, reset quarterly, equal to 3 months LIBOR plus 3.35%, thereafter.
On any interest payment date on or after October 30, 2012 and prior to maturity date, the debentures are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.
Trust III Debentures
Interest was payable at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 1.67%.
On any interest payment date on or after October 1, 2016 and prior to maturity date, the debentures are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days notice, in whole or in part, at a redemption price is equal to 100% of the principal amount if redeemed, plus accrued interest to the date of redemption.
DCB Debentures I
Interest is payable at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 1.80%.
On any interest payment date on or after June 15, 2012 and prior to maturity date, the debentures are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.
Other Debentures
In July 2015, the Company issued $4,000 in debentures, of which $3,000 were issued to directors and other related parties. The $3,000 of debentures to related parties were repaid in May 2017 and a $500 par value debenture, which carried a 2.5% rate, matured and was repaid in July 2017. The remaining $500 debenture has a rate of 4.00% and a maturity date of January 1, 2019. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.
In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties. In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty's initial public offering. The remaining $3,000 of debentures were issued at par value of $500 each with rates ranging from 3.00% to 5.00% and maturity dates from July 1, 2018 to July 1, 2020. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.
Maturities of subordinated debentures based on scheduled repayments at December 31, 2017 are as follows (in thousands of dollars):

Year Ended December 31	Amount
2018	$1,000
2019	2,000
2020	500
2021	—
2022	—
Thereafter	10,310
$13,810

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

NOTE 11 - STOCK OPTIONS
The Company’s 2015 Equity Incentive Plan (the “Plan”), which was adopted by the Company and approved by its shareholders in April 2015, amended and restated the Company's 2014 Stock Option Plan. The maximum number of shares of common stock that may be issued pursuant to stock-based awards under the Plan equals 1,000,000 shares, all of which may be subject to incentive stock option treatment. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 5 to 10 years and have 10-year contractual terms.
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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date, for the years ended December 31:

	2017	2016
Risk-free interest rate	2.00%	1.57%
Expected term (in years)	6.46	6.50
Expected stock price volatility	18.54%	20.92%
Dividend yield	1.61%	2.13%
A summary of activity in the Plan during the years ended December 31 follows:

2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	340,377	$23.43	7.34	$194
Granted	159,598	27.80	9.40	480
Exercised	(7,033)	11.94	4.23	132
Forfeited	(21,500)	25.58	8.59	109
Balance, December 31, 2017	471,442	$24.98	7.30	$2,696

Exercisable at end of year	134,644	$23.60	5.85	$950

2016	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	314,391	$23.28	8.00	$137
Granted	49,500	23.58	9.38	21
Exercised	(3,014)	11.94	2.51	36
Forfeited	(20,500)	23.22	7.74	16
Balance, December 31, 2016	340,377	$23.43	7.34	$194

Exercisable at end of year	89,677	$22.61	6.45	$125

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

A summary of nonvested activity in the Plan during the years ended December 31 follows:

2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	250,700	$23.73	7.65	$69
Granted	159,598	27.80	9.40	480
Vested	(54,500)	23.72	6.35	378
Forfeited	(19,000)	25.58	8.59	109
Balance, December 31, 2017	336,798	$25.54	7.88	$1,747

2016	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	267,200	$23.72	8.22	$—
Granted	49,500	23.58	9.38	21
Vested	(47,700)	23.72	6.95	14
Forfeited	(18,300)	23.22	7.74	16
Balance, December 31, 2016	250,700	$23.73	7.65	$69
Information related to the Plan is as follows for the year ended December 31:

	2017	2016
Intrinsic value of options exercised	$132	$36
Cash received from options exercised	84	36
Tax benefit realized from options exercised	—	—
Weighted average fair value of options granted	5.41	4.30
As of December 31, 2017, there was $1,781 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 4.28 years.
The Company granted options under the 2015 Stock Option Plan in 2017. Expense of $355, $211 and $237 was recorded during the years ended December 31, 2017, 2016 and 2015, respectively.
NOTE 12 - STOCK APPRECIATION RIGHTS
On June 1, 2017, we terminated the Guaranty Bancshares, Inc. Fair Market Value Stock Appreciation Rights Plan, paid all accrued benefits through the termination date and issued equivalent stock options to the plan holders that expire 10 years from the issuance date. There were no SARs granted in 2017 and 2016. The Company’s liability for outstanding SARs of $563 at December 31, 2016 is reflected in accrued interest and other liabilities in the accompanying consolidated balance sheets.
NOTE 13 - EMPLOYEE BENEFITS
KSOP
The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. At December 31, 2016, the plan included a repurchase obligation or "put option", which is a right to demand that the sponsor repurchase shares of employer stock distributed to the participate under the terms of the plan, for which there was no public market for such shares, of an established cash

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

price. This put option was terminated upon completion of Guaranty's initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. Guaranty's total contributions accrued or paid during the years ended December 31, 2017, 2016 and 2015 totaled $965, $935 and $824, respectively.
Benefits under the KSOP generally are distributed to participants in the form of cash, although participants have the right to receive distributions in the form of shares of common stock.
As of December 31, 2016, the fair value of shares of common stock, held by the KSOP, was deducted from permanent shareholders’ equity in the consolidated balance sheets, and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the KSOP-owned shares, consistent with SEC guidelines, because the Company was not yet publicly traded. The Company used a valuation by an external third party to determine the maximum possible cash obligation related to those securities. The valuation is the same that is used for the stock option plan and stock appreciation rights plan. Increases or decreases in the value of the cash obligation were included in a separate line item in the statements of changes in shareholders’ equity. The fair value of allocated and unallocated shares subject to this repurchase obligation totaled $31,661 at December 31, 2016.
As of December 31, 2017 and 2016, the number of shares held by the KSOP were 1,314,277 and 1,319,225, respectively. There were no unallocated shares to plan participants as of December 31, 2017 and there were 50,000 shares unallocated to plan participants as of December 31, 2016.  During 2017 and 2016, the Company did not repurchase any shares from KSOP participants that received distributions of shares from the KSOP which were subject to the put option that applied to the KSOP shares before we were publicly traded.  All shares held by the KSOP were treated as outstanding at each of the respective period ends.
Executive Incentive Retirement Plan
The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.
In connection with the Salary Continuation Plan and the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $19,117 and $17,804 as of December 31, 2017 and 2016, respectively.
Expense related to these plans totaled $447, $390 and $303 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in employee compensation and benefits on the Company's consolidated statements of earnings. The recorded liability totaled approximately $2,420 and $2,002 as of December 31, 2017 and 2016, respectively and is included in accrued interest and other liabilities on the Company's consolidated balance sheets.

Bonus Plan
The Company has a Bonus Plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by the board of directors. The Bonus Plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by our board of directors. The bonus expense under this plan for the years ended December 31, 2017, 2016 and 2015 totaled $2,316, $2,069 and $1,828, respectively and is included in employee compensation and benefits on the Company's consolidated statements of earnings.
NOTE 14 - INCOME TAXES

Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes,

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations; however, such changes do not currently impact us.

As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, we remeasured our deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. Notwithstanding the foregoing, we are still analyzing certain aspects of the new law and refining our calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. Nonetheless, we recognized a provisional tax expense related to the remeasurement of our deferred tax assets and liabilities totaling $1.7 million.
Management of the Company considers the likelihood of changes by taxing authorities in its filed income tax returns and discloses potential significant changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in previously filed income tax returns that require disclosure in the accompanying consolidated financial statements. The Company is subject to U.S. federal income taxes.
The consolidated provision for income taxes were as follows as of December 31:

	2017	2016	2015
Current federal tax expense	$5,803	$6,045	$5,551
Deferred federal tax (benefit)	740	(1,330)	(1,189)
Revaluation of net deferred tax assets due to change in U.S. federal statutory income tax rate	1,695	—	—
Total	$8,238	$4,715	$4,362
The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis as of December 31:

	2017	2016	2015
Federal statutory income tax at 35%	$7,937	$5,893	$5,066
Tax exempt interest income	(1,560)	(1,428)	(818)
Revaluation of net deferred tax assets due to change in U.S. federal statutory income tax rate	1,695	—	—
Earnings of bank owned life insurance	(161)	(128)	(147)
Non deductible expenses	577	223	320
Other	(250)	155	(59)
Total	$8,238	$4,715	$4,362

Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, which is more fully discussed above, we recognized a provisional net tax expense totaling $1.7 million, as reported in the table above.

Year-end deferred taxes are presented in the table below. As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, deferred taxes as of December 31, 2017 are based on the newly enacted U.S. statutory federal income tax rate of 21%. Deferred taxes as of December 31, 2016 are based on the previously enacted U.S. statutory federal income tax rate of 35%.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The components of the deferred tax assets (liabilities), in the accompanying consolidated balance sheets consisted of the following as of December 31:

	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,758	$4,192
Deferred compensation	508	701
Unrealized loss on available for sale securities	730	1,140
Stock appreciation rights	—	197
Non accrual loans	—	90
Other real estate owned	2	18
Basis in securities	—	282
Other	556	1,479
Total deferred tax assets	4,554	8,099
Deferred tax liabilities:
Premises and equipment	(1,432)	(2,447)
Prepaid Expenses	(179)	—
Deferred loan costs, net	(230)	(388)
Intangibles	(116)	(299)
Other	(54)	(73)
Total deferred tax liabilities	(2,011)	(3,207)
Net deferred tax asset	$2,543	$4,892

NOTE 15 - NONINTEREST INCOME AND NONINTEREST EXPENSE
Other operating income consisted of the following for the years ended December 31:

	2017	2016	2015
Fiduciary income	$1,463	$1,405	$1,432
Bank-owned life insurance income	461	453	421
Merchant and debit card fees	3,119	2,741	2,737
Loan processing fee income	597	622	501
Other noninterest income	2,745	2,465	1,769
Total	$8,385	$7,686	$6,860

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Other operating expense consisted of the following for the years ended December 31:

	2017	2016	2015
Legal and professional fees	$2,061	$1,935	$2,064
Software support fees	2,089	1,870	1,840
Amortization	1,033	980	951
Director and committee fees	1,064	940	859
Advertising and promotions	1,193	1,015	918
ATM and debit card expense	899	933	1,201
Office and computer supplies	426	464	495
Postage	301	325	310
Telecommunication expense	526	609	572
FDIC insurance assessment fees	671	1,200	743
Other real estate owned expenses and write-downs	128	140	118
Other	3,513	3,488	3,586
Total	$13,904	$13,899	$13,657

NOTE 16 - DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company entered into interest rate swaps to receive payments at a fixed rate in exchange for paying a floating rate on the debentures discussed in Note 10. Management believes that entering into the interest rate swaps exposed the Company to variability in their fair value due to changes in the level of interest rates. It is the Company’s objective to hedge the change in fair value of floating rate debentures at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this liability to other liabilities of the Company. To meet this objective, the Company utilizes interest rate swaps as an asset/liability management strategy to hedge the change in value of the cash flows due to changes in expected interest rate assumptions.
Interest rate swaps with notional amounts totaling $5,000 as of December 31, 2017 and 2016, were designated as cash flow hedges of the debentures and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income.
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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures was as follows:

December 31, 2017
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	8.25	$301
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	4.83	$270

December 31, 2016
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	9.25	$342
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	5.83	$353
Interest expense recorded on these swap transactions totaled $724, $882 and $603 during the years ended December 31, 2017, 2016 and 2015, respectively, and is reported as a component of interest expense on the debentures. At December 31, 2017, the Company expected none of the unrealized losses to be reclassified as a reduction of interest expense during the remainder of 2018.
NOTE 17 - COMMITMENTS AND CONTINGENCIES
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
Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2017 and 2016, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.
Commitments and letters of credit outstanding were as follows as of December 31:

	Contract or Notional Amount
	2017	2016
Commitments to extend credit	$326,879	$297,607
Letters of credit	8,336	8,879

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Litigation
The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit
At December 31, 2017, the Company had letters of credit of $52,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

Operating Leases
The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2023. Minimum future lease payments under these non-cancelable operating leases in excess of one year as of December 31, 2017, are as follows:

Year Ended December 31,	Amount
2018	$736
2019	768
2020	593
2021	421
2022	250
Thereafter	2,668
$5,436

Rental expense for the years ended December 31, 2017, 2016, and 2015 was approximately $919, $717 and $474 respectively, and is included in other expenses in the accompanying consolidated statement of earnings.
Certain of the operating leases above provide for renewal options at their fair value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.
NOTE 18 - REGULATORY MATTERS
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
The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions to be fully phased in by January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of December 31, 2017 and December 31, 2016 that the Bank met all capital adequacy requirements to which it was subject.
When fully phased in on January 1, 2019, the Basel III Capital Rules, among other things, will have (i) introduced a new capital measure called “Common Equity Tier I” (“CETI”), (ii) specified that Tier I capital consist of CETI and “Additional Tier I Capital” instruments meeting specified requirements, (iii) defined CETI narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CETI and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Starting in January 2016, the implantation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.
As of December 31, 2017 and December 31, 2016, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since December 31, 2017 that management believes have changed the Company’s category.
The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital at December 31, 2017 and 2016. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.
A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital to risk-weighted assets:
Consolidated	$215,720	14.13%	$122,111	8.00%		n/a
Bank	206,490	13.53%	122,122	8.00%	$152,652	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	202,861	13.29%	91,583	6.00%		n/a
Bank	193,631	12.68%	91,591	6.00%	122,122	8.00%
Tier 1 capital to average assets:
Consolidated	202,861	10.53%	77,048	4.00%		n/a
Bank	193,631	10.05%	77,054	4.00%	96,318	5.00%
Common equity tier 1 risk-based capital:
Consolidated	192,551	12.61%	68,687	4.50%		n/a
Bank	193,631	12.68%	68,694	4.50%	99,224	6.50%

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital to risk-weighted assets:
Consolidated	$149,468	10.86%	$110,083	8.00%		n/a
Bank	173,528	12.63%	109,947	8.00%	$137,434	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	137,984	10.03%	82,562	6.00%		n/a
Bank	162,044	11.79%	82,460	6.00%	109,947	8.00%
Tier 1 capital to average assets:
Consolidated	137,984	7.71%	71,560	4.00%		n/a
Bank	162,044	9.06%	71,505	4.00%	89,381	5.00%
Common equity tier 1 risk-based capital:
Consolidated	127,674	9.28%	61,922	4.50%		n/a
Bank	162,044	11.79%	61,845	4.50%	89,332	6.50%
Dividends paid by the Company are mainly provided by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of its bank subsidiary to transfer funds to Guaranty in the form of cash dividends, loans or advances. The amount of dividends that a subsidiary bank organized a a national banking association, such as the Bank, may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. As of December 31, 2017, the Bank had $10,756 available for payment of dividends.
NOTE 19 - CONCENTRATIONS OF CREDIT RISK
Most of the Company’s business activity is with customers located within the state of Texas. Investments in state and municipal securities involve governmental entities within the Company’s market area. The Company also maintains deposits with other financial institutions in amounts that exceed FDIC insurance coverage.
The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 20 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured by collateralized mortgage obligations securities with a market value of $13,029 as of December 31, 2017 and collateralized mortgage obligations and agency securities with a market value of $11,033 as of December 31, 2016, respectively.
Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows as of December 31:

	2017	2016
Average balance during the year	$12,769	$12,475
Average interest rate during the year	0.53%	0.53%
Maximum month-end balance during the year	$14,539	$14,817
Weighted average interest rate at year-end	0.38%	0.41%

NOTE 21 - RELATED PARTIES

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

As more fully described in Note 4, Note 8 and Note 10, the company has entered into loans, deposits and debenture transactions with related parties. Management believes the transactions entered into with related parties are in the ordinary course of business and are on terms similar to transitions with unaffiliated parties.
NOTE 22 - FAIR VALUE
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
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
Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on the present value of estimated future cash flows using the loan’s existing rate or, if repayment is expected solely from the collateral, the fair value of collateral, less costs to sell. The fair value of real estate collateral is determined using recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant (Level 3). Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The following table summarizes quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value as of December 31:

2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$90,678	$—	$90,678	$—
Collateralized mortgage obligations	115,311	—	115,311	—
Municipal securities	7,546	—	7,546	—
Corporate bonds	18,837	—	18,837	—
Derivative instruments	(571)	—	(571)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	6,206	—	—	6,206
Other real estate owned	2,244	—	—	2,244

2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$59,690	$—	$59,690	$—
Collateralized mortgage obligations	65,133	—	65,133	—
Municipal securities	7,219	—	7,219	—
Corporate bonds	24,883	—	24,883	—
Derivative instruments	(695)	—	(695)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	6,065	—	—	6,065
Other real estate owned	1,692	—	—	1,692
There were no transfers between Level 2 and Level 3 during the year ended December 31, 2017 or 2016.
Nonfinancial Assets and Nonfinancial Liabilities:
Nonfinancial assets measured at fair value on a nonrecurring basis during the years ended December 31, 2017 and 2016 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value as of December 31:

	2017	2016
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$1,082	$78
Charge-offs recognized in the allowance for loan losses	(195)	(11)
Fair value of other real estate owned remeasured at initial recognition	$887	$67

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

	2017	2016	2015
Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$170	$167
Write-downs included in collection and other real estate owned expense	—	(69)	(102)
Fair value of other real estate owned remeasured subsequent to initial recognition	$—	$101	$65
The following table presents quantitative information about nonrecurring Level 3 fair value measurements at:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2017
Impaired loans	$6,206	Fair value of collateral- sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (3.6%)
Other real estate owned	$2,244	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2016
Impaired loans	$6,065	Fair value of collateral- sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 40%-50% (42%)
Other real estate owned	$1,692	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

The carrying amounts and estimated fair values of financial instruments, not previously in this note, at December 31, 2017 and 2016 are as follows:

	Fair Value Measurements at December 31, 2017 Using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$91,428	$66,657	$24,771	$—	$91,428
Marketable securities held to maturity	174,684	—	176,790	—	176,790
Loans, net	1,347,779	—	—	1,346,361	1,346,361
Accrued interest receivable	8,174	—	8,174	—	8,174
Nonmarketable equity securities	9,453	—	9,453	—	9,453
Cash surrender value of life insurance	19,117	—	19,117	—	19,117
Financial liabilities:
Deposits	$1,676,320	$1,378,467	$297,978	$—	$1,676,445
Securities sold under repurchase agreements	12,879	—	12,879	—	12,879
Accrued interest payable	922	—	922	—	922
Other debt	—	—	—	—	—
Federal Home Loan Bank advances	45,153	—	44,722	—	44,722
Subordinated debentures	13,810	—	11,495	—	11,495

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

	Fair Value Measurements at December 31, 2016 Using:
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
(Dollars in thousands, except per share data) (continued)

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

NOTE 23 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ending December 31, 2017:

	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Held to Maturity Securities	Total
Beginning balance	$(695)	$(5,319)	$(473)	$(6,487)
Other comprehensive income (loss) before reclassification	124	(33)	377	468
Amounts reclassified from accumulated other comprehensive loss	—	(108)	—	(108)
Net current period other comprehensive income (loss)	124	(141)	377	360
Ending balance	$(571)	$(5,460)	$(96)	$(6,127)
The following are significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ending December 31, 2017:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized gain on available for sale securities	$(167)	Net realized gain on sale of securities transactions
	59	Tax benefit
	$(108)	Net of Tax

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ending December 31, 2016:

	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Held to Maturity Securities	Total
Beginning balance	$(775)	$(5,212)	$(586)	$(6,573)
Other comprehensive (loss) income before reclassification	80	(54)	113	139
Amounts reclassified from accumulated other comprehensive loss	—	(53)	—	(53)
Net current period other comprehensive (loss) income	80	(107)	113	86
Ending balance	$(695)	$(5,319)	$(473)	$(6,487)

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The following are significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ending December 31, 2016:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized gain on available for sale securities	$(82)	Net realized gain on sale of securities transactions
	29	Tax benefit
	$(53)	Net of Tax

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ending December 31, 2015:

	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Held to Maturity Securities	Total
Beginning balance	$(733)	$(4,413)	$(678)	$(5,824)
Other comprehensive (loss) income before reclassification	(42)	(749)	92	(699)
Amounts reclassified from accumulated other comprehensive loss	—	(50)	—	(50)
Net current period other comprehensive (loss) income	(42)	(799)	92	(749)
Ending balance	$(775)	$(5,212)	$(586)	$(6,573)
The following are significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ending December 31, 2015:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized gain on available for sale securities	$(77)	Net realized gain on sale of securities transactions
	27	Tax benefit
	$(50)	Net of Tax

NOTE 24 - EARNINGS PER SHARE
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
(Dollars in thousands, except per share data) (continued)

yet recognized, and the amount of tax impact that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
The computations of basic and diluted earnings per share for the Company were as follows (in thousands except per share amounts) as of December 31:

	2017	2016	2015
Numerator:
Net earnings (basic)	$14,439	$12,121	$10,111
Net earnings (diluted)	$14,439	$12,121	$10,111

Denominator:
Weighted-average shares outstanding (basic)	10,230,840	8,968,262	8,796,029
Effect of dilutive securities:
Common stock equivalent shares from stock options	82,529	8,066	5,958
Weighted-average shares outstanding (diluted)	10,313,369	8,976,328	8,801,987

Net earnings per share
Basic	$1.41	$1.35	$1.15
Diluted	$1.40	$1.35	$1.15

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 25 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Guaranty Bancshares, Inc. follows:

	2017	2016
ASSETS
Cash and cash equivalents	$14,009	$1,645
Investment in banking subsidiaries	208,995	176,979
Other assets	511	1,781
Total assets	$223,515	$180,405

LIABILITIES AND EQUITY
Debt	$13,810	$37,596
Accrued expenses and other liabilities	2,360	895
KSOP-owned shares	—	31,661
Shareholders’ equity	207,345	110,253
Total liabilities and shareholders’ equity	$223,515	$180,405

	2017	2016	2015
Interest income	$11	$19	$3
Dividends from Guaranty Bank & Trust	—	12,000	20,000
	11	12,019	20,003
Expenses
Interest expense	1,024	1,417	1,045
Other expenses	1,682	1,406	1,811
	2,706	2,823	2,856
(Loss ) income before income tax and equity in undistributed income of subsidiary	(2,695)	9,196	17,147
Income tax benefit	354	900	850
Income before equity in undistributed earnings of subsidiary	(2,341)	10,096	17,997
Equity in undistributed earnings (loss) of subsidiary	16,780	2,025	(7,886)
Net earnings	$14,439	$12,121	$10,111
Comprehensive income	$14,799	$12,207	$9,362

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	2017	2016	2015
Cash flows from operating activities
Net earnings	$14,439	$12,121	$10,111
Adjustments:
Distributions in excess of (equity in undistributed) subsidiary earnings	(16,780)	(2,025)	7,886
Stock based compensation	355	211	237
Change in other assets	1,270	89	(646)
Change in other liabilities	1,589	(227)	(95)
Net cash provided by operating activities	873	10,169	17,493

Cash flows from investing activities
Acquisition of DCB Financial Corporation	—	—	(7,329)
Acquisition of Texas Leadership Bank of Royce City	—	—	(7,771)
Investment in Guaranty Bank & Trust	(15,000)	—	(4,000)
Net cash used in investing activities	(15,000)	—	(19,100)

Cash flows from financing activities
Proceeds of borrowings	2,000	19,000	27,000
Repayments of borrowings	(25,786)	(20,714)	(13,000)
Sale of common stock	55,755	—	7,266
Purchase of treasury stock	—	(12,218)	(14,568)
Sale of treasury stock	—	8,557	—
Exercise of stock options	84	36	—
Dividends paid	(5,562)	(4,615)	(4,526)
Net cash provided by (used in) financing activities	26,491	(9,954)	2,172

Net change in cash and cash equivalents	12,364	215	565
Beginning cash and cash equivalents	1,645	1,430	865
Ending cash and cash equivalents	$14,009	$1,645	$1,430