Form 10-Q
period 2018-03-31
GUARANTY BANCSHARES INC /TX/
filed 2018-05-11
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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

As of May 11, 2018, there were 11,058,956 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

See accompanying notes to consolidated financial statements.
4.

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts)
	(Unaudited)	(Audited)
	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$33,021	$40,482
Federal funds sold	43,875	26,175
Interest-bearing deposits	9,715	24,771
Total cash and cash equivalents	86,611	91,428
Securities available for sale	235,075	232,372
Securities held to maturity	170,408	174,684
Loans held for sale	1,477	1,896
Loans, net	1,388,913	1,347,779
Accrued interest receivable	6,719	8,174
Premises and equipment, net	45,095	43,818
Other real estate owned	2,076	2,244
Cash surrender value of life insurance	19,468	19,117
Deferred tax asset	3,354	2,543
Core deposit intangible, net	2,578	2,724
Goodwill	18,742	18,742
Other assets	17,369	17,103
Total assets	$1,997,885	$1,962,624
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$421,255	$410,009
Interest-bearing	1,270,327	1,266,311
Total deposits	1,691,582	1,676,320
Securities sold under agreements to repurchase	12,395	12,879
Accrued interest and other liabilities	7,575	7,117
Federal Home Loan Bank advances	65,149	45,153
Subordinated debentures	13,810	13,810
Total liabilities	1,790,511	1,755,279
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 11,921,298 shares issued, 11,058,956 shares outstanding	11,921	11,921
Additional paid-in capital	155,718	155,601
Retained earnings	69,334	66,037
Treasury stock, 862,342 shares at cost	(20,087)	(20,087)
Accumulated other comprehensive loss	(9,512)	(6,127)
Total shareholders' equity	207,374	207,345
Total liabilities and shareholders' equity	$1,997,885	$1,962,624

See accompanying notes to consolidated financial statements.
5.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income
Loans, including fees	$16,256	$14,415
Securities
Taxable	1,589	1,311
Nontaxable	914	922
Federal funds sold and interest-bearing deposits	279	488
Total interest income	19,038	17,136

Interest expense
Deposits	3,274	2,404
FHLB advances and federal funds purchased	214	79
Subordinated debentures	167	207
Other borrowed money	11	205
Total interest expense	3,666	2,895

Net interest income	15,372	14,241
Provision for loan losses	600	650
Net interest income after provision for loan losses	14,772	13,591

Noninterest income
Service charges	888	877
Net realized gain on sale of loans	556	429
Other income	2,221	1,976
Total noninterest income	3,665	3,282

Noninterest expense
Employee compensation and benefits	7,778	6,987
Occupancy expenses	1,853	1,748
Other expenses	3,503	3,310
Total noninterest expense	13,134	12,045

Income before income taxes	5,303	4,828
Income tax provision	944	1,312
Net earnings	$4,359	$3,516
Basic earnings per share	$0.39	$0.40
Diluted earnings per share	$0.39	$0.40

See accompanying notes to consolidated financial statements.
6.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net earnings	$4,359	$3,516
Other comprehensive income:
Unrealized (losses) gains on securities
Unrealized holding (losses) gains arising during the period	(3,863)	1,229
Amortization of net unrealized gains on held to maturity securities	18	18
Tax effect	810	(430)
Unrealized (losses) gains on securities, net of tax	(3,035)	817
Unrealized holding gains arising during the period on interest rate swaps	136	35
Total other comprehensive (loss) income	(2,899)	852
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(486)	0
Comprehensive income	$974	$4,368

See accompanying notes to consolidated financial statements.
7.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Less: KSOP-Owned Shares	Total Shareholders’ Equity
For the Three Months Ended March 31, 2017
Balance at December 31, 2016	$—	$9,616	$101,736	$57,160	$(20,111)	$(6,487)	$(31,661)	$110,253
Net earnings	—	—	—	3,516	—	—	—	3,516
Other comprehensive income	—	—	—	—	—	852	—	852
Exercise of stock options	—	—	—	—	24	—	—	24
Stock based compensation	—	—	60	—	—	—	—	60
Net change in fair value of KSOP shares	—	—	—	—	—	—	(2,639)	(2,639)
Balance at March 31, 2017	$—	$9,616	$101,796	$60,676	$(20,087)	$(5,635)	$(34,300)	$112,066

For the Three Months Ended March 31, 2018
December 31, 2017	$—	$11,921	$155,601	$66,037	$(20,087)	$(6,127)	$—	$207,345
Net earnings	—	—	—	4,359	—	—	—	4,359
Other comprehensive loss	—	—	—	—	—	(2,899)	—	(2,899)
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	486	—	(486)	—	—
Stock based compensation	—	—	117	—	—	—	—	117
Dividends:
Common - $0.14 per share	—	—	—	(1,548)	—	—	—	(1,548)
Balance at March 31, 2018	$—	$11,921	$155,718	$69,334	$(20,087)	$(9,512)	$—	$207,374

See accompanying notes to consolidated financial statements.
8.

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net earnings	$4,359	$3,516
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	780	801
Amortization	257	264
Deferred taxes	—	2,402
Premium amortization, net of discount accretion	1,065	1,113
Gain on sale of loans	(556)	(429)
Provision for loan losses	600	650
Origination of loans held for sale	(16,412)	(13,232)
Proceeds from loans held for sale	17,387	14,778
Net (gain) loss on sale of premises, equipment, other real estate owned and other assets	(7)	27
Stock based compensation	117	60
Net change in accrued interest receivable and other assets	685	2,265
Net change in accrued interest payable and other liabilities	593	21
Net cash provided by operating activities	8,868	12,236

Cash flows from investing activities
Securities available for sale:
Purchases	(13,156)	(61,965)
Proceeds from maturities and principal repayments	6,098	5,203
Securities held to maturity:
Proceeds from maturities and principal repayments	3,721	2,892
Net purchases of premises and equipment	(2,059)	(814)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	407	191
Net increase in loans	(41,922)	(8,375)
Net cash used in investing activities	(46,911)	(62,868)

Cash flows from financing activities
Net change in deposits	15,262	94,380
Net change in securities sold under agreements to repurchase	(484)	1,804
Proceeds from FHLB advances	20,000	—
Repayment of FHLB advances	(4)	(30,005)
Proceeds from other debt	—	1,000
Repayment of other debt	—	(357)

See accompanying notes to consolidated financial statements.
9.

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Three Months Ended March 31,
	2018	2017
Exercise of stock options	—	24
Cash dividends	(1,548)	—
Net cash provided by financing activities	33,226	66,846
Net change in cash and cash equivalents	(4,817)	16,214
Cash and cash equivalents at beginning of period	91,428	127,543
Cash and cash equivalents at end of period	$86,611	$143,757

Supplemental disclosures of cash flow information
Interest paid	$3,539	$2,774

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$1,548	$—
Transfer loans to other real estate owned and repossessed assets	188	161
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	486	—
Net change in fair value of KSOP shares	—	2,639

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

Basis of Presentation: The consolidated financial statements in this Quarterly Report on Form 10-Q (this “Report”) include the accounts of Guaranty, the Bank, and their respective other direct and indirect subsidiaries and any other entities in which Guaranty has a controlling interest. The Bank has six wholly-owned non-bank subsidiaries, Guaranty Company, Inc., G B COM, INC., 2800 South Texas Avenue LLC, Pin Oak Realty Holdings, Inc., Pin Oak Energy Holdings, LLC and White Oak Aviation, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting and financial reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.
The consolidated financial statements in this Report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included in Guaranty’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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

KSOP Repurchase Right: In accordance with applicable provisions of the Internal Revenue Code, the terms of Guaranty’s employee stock ownership plan with 401(k) provisions (“KSOP”), provided that, for so long as Guaranty was a privately-held company without a public market for its common stock, KSOP participants would have the right, for a specified period of time, to require Guaranty to repurchase shares of its common stock that are distributed to them by the KSOP. This repurchase obligation terminated upon the consummation of Guaranty’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. However, because Guaranty was privately-held without a public market for its common stock as of and for the quarter ended March 31, 2017, the shares of common stock held by the KSOP are reflected in the Company’s consolidated statement of changes in shareholders' equity for the quarter ended March 31, 2017 as a line item called “KSOP-owned shares”. As a result, the KSOP-owned shares are deducted from the consolidated statement of changes in shareholders' equity for the quarter ended March 31, 2017 includes an adjustment for the inclusion of such KSOP-owned shares in total shareholders' equity as

(Continued)
11.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

"terminated KSOP put option." For all periods following Guaranty’s initial public offering and continued listing of the Company’s common stock on the NASDAQ Global Select Market, the KSOP-owned shares are included in, and not be deducted from, shareholders’ equity.
Recent Accounting Pronouncements:
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company adopted ASU 2018-02 in the first quarter of 2018 and reclassied its stranded tax effect of $486 within accumulated other comprehensive income to retained earnings at March 31, 2018.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of this ASU was not significant and does not expect the adoption of this guidance to be material to its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following nine specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; 6) life insurance policies; 7) distributions received from equity method investees; 8) beneficial interests in securitization transactions; and 9) separately identifiable cash flows and application of the predominance principle. The adoption of this ASU was not significant and does not expect the adoption of this guidance to be material to its consolidated financial statements.

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s condensed consolidated financial statements. In accordance with (iv) above, the Company measured the fair value of its loan portfolio prospectively as of March 31, 2018 using an exit price notion. See Note 13 – Fair Value for further information regarding the valuation of these loans.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 606), followed by various amendments to the standard, including clarification of principal versus agent considerations, narrow scope improvements and other technical corrections, all of which are codified in ASU 606. The amendments in these updates amend existing guidance related to revenue from contracts with customers. The amendments supersede and replace nearly all existing revenue recognition guidance, including industry-specific guidance, establish a new control-based revenue recognition model, change the basis for deciding when revenue is recognized over a time or point in time, provide new and more detailed guidance on specific topics and expand and improve disclosures about revenue. In addition, these amendments specify the accounting for some costs to obtain or fulfill a contract with a customer. The Company has applied ASU 2014-09, which was effective on January 1, 2018, using the modified retrospective approach to all existing contracts with customers covered under the scope of the standard. The adoption of this ASU was not significant to the Company and had no material effect on how the Company recognizes revenue nor did it result in a cumulative effect adjustment or any presentation changes to the consolidated financial statements.
The majority of the Company's revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, loan processing fees and investment securities, as well as revenue related to mortgage banking activities, and BOLI, as these activities are subject to other accounting guidance. Descriptions of revenue-generating activities that are within the scope of ASC 606, and are presented in the accompanying Consolidated Statements of Income as components of noninterest income, are as follows:

(Continued)
13.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

•
Deposit services. Service charges on deposit accounts include fees for banking services provided, overdrafts and non-sufficient funds. Revenue is generally recognized in accordance with published deposit account agreements for retail accounts or contractual agreements for commercial accounts.

•
Merchant and debit card fees. Merchant and debit card fees includes interchange income that is generated by our customers’ usage and volume of activity. Interchange rates are not controlled by the Company, which effectively acts as processor that collects and remits payments associated with customer debit card transactions. Merchant service revenue is derived from third party vendors that process credit card transactions on behalf of our merchant customers. Merchant services revenue is primarily comprised of residual fee income based on the referred merchant’s processing volumes and/or margin.

•
Fiduciary income. Trust income includes fees and commissions from investment management, administrative and advisory services primarily for individuals, and to a lesser extent, partnerships and corporations. Revenue is recognized on an accrual basis at the time the services are performed and when we have a right to invoice and are based on either the market value of the assets managed or the services provided.

•
Other noninterest income. Other noninterest income includes among other things, mortgage loan origination fees, wire transfer fees, stop payment fees, loan administration fees and mortgage warehouse lending fees. The majority of these fees in other noninterest income are not subject to the requirements of ASC 606. Fees that are within the scope of ASC 606 are generally received at the time the performance obligations are met.

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
NOTE 3 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity as of March 31, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses:

(Continued)
14.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$18,803	$—	$558	$18,245
Municipal securities	7,722	—	257	7,465
Mortgage-backed securities	97,654	—	3,490	94,164
Collateralized mortgage obligations	118,236	3	3,038	115,201
Total available for sale	$242,415	$3	$7,343	$235,075

Held to maturity:
Municipal securities	$143,772	$1,107	$1,557	$143,322
Mortgage-backed securities	20,919	143	478	20,584
Collateralized mortgage obligations	5,717	84	26	5,775
Total held to maturity	$170,408	$1,334	$2,061	$169,681

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies
Corporate bonds	$18,823	$64	$50	$18,837
Municipal securities	7,746	—	200	7,546
Mortgage-backed securities	92,471	—	1,793	90,678
Collateralized mortgage obligations	116,809	5	1,503	115,311
Total available for sale	$235,849	$69	$3,546	$232,372

Held to maturity:
U.S. government agencies
Municipal securities	$146,496	$2,244	$218	$148,522
Mortgage-backed securities	22,026	199	230	21,995
Collateralized mortgage obligations	6,162	111	—	6,273
Total held to maturity	$174,684	$2,554	$448	$176,790
Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company did not record any OTTI losses on any of its securities during the three months ended March 31, 2018 or for the year ended December 31, 2017.

(Continued)
15.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of March 31, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2018	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(558)	$18,245	$—	$—	$(558)	$18,245
Municipal securities	—	—	(257)	7,465	(257)	7,465
Mortgage-backed securities	(1,238)	38,789	(2,252)	55,375	(3,490)	94,164
Collateralized mortgage obligations	(2,471)	94,471	(567)	20,291	(3,038)	114,762
Total available for sale	$(4,267)	$151,505	$(3,076)	$83,131	$(7,343)	$234,636

Held to maturity:
Municipal securities	$(1,030)	$71,006	$(527)	$19,541	$(1,557)	$90,547
Mortgage-backed securities	(166)	8,021	(312)	9,063	(478)	17,084
Collateralized mortgage obligations	(26)	2,915	—	—	(26)	2,915
Total held to maturity	$(1,222)	$81,942	$(839)	$28,604	$(2,061)	$110,546

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2017	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(50)	$8,019	$—	$—	$(50)	$8,019
Municipal securities	—	—	(200)	7,546	(200)	7,546
Mortgage-backed securities	(658)	42,881	(1,135)	47,797	(1,793)	90,678
Collateralized mortgage obligations	(1,091)	93,584	(412)	21,258	(1,503)	114,842
Total available for sale	$(1,799)	$144,484	$(1,747)	$76,601	$(3,546)	$221,085

Held to maturity:
Municipal securities	$(37)	$9,230	$(181)	$19,961	$(218)	$29,191
Mortgage-backed securities	(57)	6,499	(173)	9,747	(230)	16,246
Collateralized mortgage obligations	—	—	—	—	—	—
Total held to maturity	$(94)	$15,729	$(354)	$29,708	$(448)	$45,437

The number of investment positions in an unrealized loss position totaled 174 at March 31, 2018. The securities in a loss position were composed of tax-exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities. Management believes the unrealized loss on the remaining securities is a function of the movement of interest rates since the time of purchase. Based on evaluation of available evidence, including recent changes in interest rates, credit rating information and information obtained from regulatory filings, management

(Continued)
16.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment would be reduced and the resulting loss recognized in net income in the period the OTTI is identified. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be OTTI at March 31, 2018.
Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

As of March 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $270,716 and $245,600 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

There were no securities sold during the three months ended March 31, 2018 or 2017.

The contractual maturities at March 31, 2018 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$401	$403
Due after one year through five years	6,145	5,994	12,093	12,173
Due after five years through ten years	12,658	12,251	42,238	42,994
Due after ten years	7,722	7,465	89,040	87,752
Mortgage-backed securities	97,654	94,164	20,919	20,584
Collateralized mortgage obligations	118,236	115,201	5,717	5,775
Total Securities	$242,415	$235,075	$170,408	$169,681

(Continued)
17.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	March 31, 2018	December 31, 2017
Commercial and industrial	$206,308	$197,508
Real estate:
Construction and development	193,909	196,774
Commercial real estate	450,076	418,137
Farmland	63,971	59,023
1-4 family residential	377,278	374,371
Multi-family residential	37,992	36,574
Consumer	48,982	51,267
Agricultural	22,545	25,596
Overdrafts	273	294
Total loans	1,401,334	1,359,544
Net of:
Deferred loan fees	954	1,094
Allowance for loan losses	(13,375)	(12,859)
Total net loans	$1,388,913	$1,347,779
The following tables present the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the three months ended March 31, 2018, for the year ended December 31, 2017 and for the three months ended March 31, 2017:

For the Three Months Ended March 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Provision for loan losses	164	(24)	439	83	(147)	18	—	46	21	600
Loans charged-off	(10)	—	(33)	—	(13)	—	(28)	—	(32)	(116)
Recoveries	2	—	—	—	5	—	11	—	14	32
Ending balance	$1,737	$1,700	$4,991	$606	$2,867	$647	$585	$233	$9	$13,375
Allowance ending balance:
Individually evaluated for impairment	$12	$—	$69	$80	$3	$—	$—	$11	$—	$175
Collectively evaluated for impairment	1,725	1,700	4,922	526	2,864	647	585	222	9	13,200
Ending balance	$1,737	$1,700	$4,991	$606	$2,867	$647	$585	$233	$9	$13,375
Loans:
Individually evaluated for impairment	$816	$—	$4,918	$230	$800	$212	$—	$653	$—	$7,629
Collectively evaluated for impairment	205,492	193,909	445,158	63,741	376,478	37,780	48,982	21,892	273	1,393,705
Ending balance	$206,308	$193,909	$450,076	$63,971	$377,278	$37,992	$48,982	$22,545	$273	$1,401,334

(Continued)
18.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the year ended December 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Provision for loan losses	272	563	1,405	41	(418)	348	253	276	110	2,850
Loans charged-off	(1,080)	—	(84)	—	(543)	—	(344)	(242)	(165)	(2,458)
Recoveries	797	—	—	—	23	—	108	—	55	983
Ending balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Allowance ending balance:
Individually evaluated for impairment	$17	$—	$27	$85	$5	$—	$—	$—	$—	$134
Collectively evaluated for impairment	1,564	1,724	4,558	438	3,017	629	602	187	6	12,725
Ending balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Loans:
Individually evaluated for impairment	$463	$—	$4,258	$163	$842	$217	$—	$397	$—	$6,340
Collectively evaluated for impairment	197,045	196,774	413,879	58,860	373,529	36,357	51,267	25,199	294	1,353,204
Ending balance	$197,508	$196,774	$418,137	$59,023	$374,371	$36,574	$51,267	$25,596	$294	$1,359,544

For the Three Months Ended March 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Provision for loan losses	177	188	123	(10)	(72)	(53)	280	2	15	650
Loans charged-off	(6)	—	—	—	(118)	—	(89)	—	(35)	(248)
Recoveries	—	—	—	—	—	—	22	—	20	42
Ending balance	$1,763	$1,349	$3,387	$472	$3,770	$228	$798	$155	$6	$11,928
Allowance ending balance:
Individually evaluated for impairment	$129	$—	$31	$41	$40	$—	$—	$—	$—	$241
Collectively evaluated for impairment	1,634	1,349	3,356	431	3,730	228	798	155	6	11,687
Ending balance	$1,763	$1,349	$3,387	$472	$3,770	$228	$798	$155	$6	$11,928
Loans:
Individually evaluated for impairment	$919	$—	$6,411	$170	$1,769	$247	$34	$612	$—	$10,162
Collectively evaluated for impairment	204,432	153,227	366,841	61,963	357,796	23,696	52,721	20,861	390	1,241,927
Ending balance	$205,351	$153,227	$373,252	$62,133	$359,565	$23,943	$52,755	$21,473	$390	$1,252,089

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

The following tables summarize the credit exposure in the Company’s consumer and commercial loan portfolios as of:

March 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$205,523	$193,656	$444,089	$63,586	$375,926	$17,520	$49,044	$21,628	$1,370,972
Special mention	405	253	890	54	791	20,260	137	266	23,056
Substandard	380	—	5,097	331	561	212	74	651	7,306
Total	$206,308	$193,909	$450,076	$63,971	$377,278	$37,992	$49,255	$22,545	$1,401,334

December 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$196,890	$196,515	$412,488	$58,623	$373,154	$16,073	$51,409	$24,650	$1,329,802
Special mention	348	259	1,135	226	442	20,284	65	454	23,213
Substandard	270	—	4,514	174	775	217	87	492	6,529
Total	$197,508	$196,774	$418,137	$59,023	$374,371	$36,574	$51,561	$25,596	$1,359,544

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming as of:

(Continued)
20.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

March 31, 2018	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$1,176	$80	$103	$1,359	$204,949	$206,308	$—
Real estate:
Construction and development	245	—	—	245	193,664	193,909	—
Commercial real estate	1,770	253	1,121	3,144	446,932	450,076	—
Farmland	113	—	6	119	63,852	63,971	—
1-4 family residential	2,760	791	561	4,112	373,166	377,278	—
Multi-family residential	—	—	212	212	37,780	37,992	—
Consumer	384	137	74	595	48,387	48,982	—
Agricultural	90	—	92	182	22,363	22,545	—
Overdrafts	—	—	—	—	273	273	—
Total	$6,538	$1,261	$2,169	$9,968	$1,391,366	$1,401,334	$—

December 31, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$1,273	$93	$17	$1,383	$196,125	$197,508	$—
Real estate:
Construction and development	117	—	—	117	196,657	196,774	—
Commercial real estate	192	265	1,067	1,524	416,613	418,137	—
Farmland	139	—	6	145	58,878	59,023	—
1-4 family residential	3,998	416	800	5,214	369,157	374,371	—
Multi-family residential	—	—	217	217	36,357	36,574	—
Consumer	381	69	87	537	50,730	51,267	—
Agricultural	204	2	—	206	25,390	25,596	—
Overdrafts	—	—	—	—	294	294	—
Total	$6,304	$845	$2,194	$9,343	$1,350,201	$1,359,544	$—

The following table presents information regarding nonaccrual loans as of:

	March 31, 2018	December 31, 2017
Commercial and industrial	$138	$77
Real estate:
Commercial real estate	1,623	1,422
Farmland	258	163
1-4 family residential	2,063	1,937
Multi-family residential	212	217
Consumer	196	138
Agricultural	247	50
Total	$4,737	$4,004

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

The outstanding balances of TDRs are shown below:

	March 31, 2018	December 31, 2017
Nonaccrual TDRs	$—	$—
Performing TDRs	746	657
Total	$746	$657
Specific reserves on TDRs	$12	$17

The following tables present loans by class modified as TDRs that occurred during the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
1-4 family residential	1	15	15
Farmland	1	78	78
Total	2	$93	$93

There were no TDRs that have subsequently defaulted through March 31, 2018. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2018.

Three Months Ended March 31, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	1	$34	$34
1-4 family residential	1	11	11
Total	2	$45	$45

There were no TDRs that subsequently defaulted in 2017. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2017.

(Continued)
22.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents information about the Company’s impaired loans as of:

March 31, 2018	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$791	$791	$—	$144
Real estate:
Commercial real estate	4,270	4,270	—	1,065
Farmland	79	79	—	13
1-4 family residential	687	687	—	170
Multi-family residential	212	212	—	53
Agricultural	496	496	—	114
Subtotal	6,535	6,535	—	1,559
With allowance recorded:
Commercial and industrial	25	25	12	6
Real estate:
Commercial real estate	648	648	69	100
Farmland	151	151	80	38
1-4 family residential	113	113	3	9
Agricultural	157	157	11	26
Subtotal	1,094	1,094	175	179
Total	$7,629	$7,629	$175	$1,738

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
During the three months ended March 31, 2018 and 2017, total interest income and cash-based interest income recognized on impaired loans was minimal.

NOTE 5 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At March 31, 2018 and December 31, 2017, securities sold under agreements to repurchase totaled $12,395 and $12,879, respectively.

The Company has a $25,000 revolving line of credit, which had no outstanding balance at quarter end, bears interest at the prime rate, with interest payable quarterly, and matures in March 2019.

(Continued)
24.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 6 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	March 31, 2018	December 31, 2017
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	3,500	3,500
	$13,810	$13,810

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

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at March 31, 2018 and December 31, 2017. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

A summary of activity in the Plan during the three months ended March 31, 2018 and 2017 follows:

Three Months Ended March 31, 2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	471,442	$24.98	7.30	$2,696
Granted	15,000	31.84	9.88	26

Balance, March 31, 2018	486,442	$25.19	7.14	$3,952

Exercisable at end of period	140,644	$23.61	5.71	$1,364

Three Months Ended March 31, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	340,377	$23.43	7.34	$194
Granted	9,000	26.00	9.96	—
Exercised	(2,010)	11.94	3.08	28
Forfeited	(1,000)	24.00	5.55	2

Balance, March 31, 2017	346,367	$23.56	7.19	$844

Exercisable at end of period	92,667	$22.91	6.46	$287

(Continued)
27.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A summary of nonvested activity in the Plan during the three months ended March 31, 2018 and 2017 follows:

Three Months Ended March 31, 2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	336,798	$25.54	7.88	$1,747
Granted	15,000	31.84	9.88	26
Vested	(6,000)	23.90	8.15	56
Balance, March 31, 2018	345,798	$25.84	7.72	$2,588

Three Months Ended March 31, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	250,700	$23.73	7.65	$69
Granted	9,000	26.00	9.96	—
Vested	(6,000)	23.90	9.15	13
Balance, March 31, 2017	253,700	$23.80	7.46	$557

Information related to the Plan is as follows for the three months ended:

	March 31, 2018	March 31, 2017
Intrinsic value of options exercised	$—	$28
Cash received from options exercised	—	24
Tax benefit realized from options exercised	—	—
Weighted average fair value of options granted	5.44	4.30

As of March 31, 2018, there was $1,763 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 4.08 years.

The Company granted options under the Plan during the first three months of 2018 and 2017. Expense of $117 and $60 was recorded during the three months ended March 31, 2018 and 2017, respectively.

NOTE 8 - EMPLOYEE BENEFITS

KSOP
The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. As of March 31, 2017, the plan included a repurchase obligation, or “put option”, which is a right to demand that the sponsor repurchase shares of employer stock distributed to the participant under the terms of the plan, for which there was no public market for such shares, at an established cash price. This put option was terminated upon completion of Guaranty’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. Guaranty’s total contributions accrued or paid during the three months ended March 31, 2018 and 2017 totaled $301 and $226, respectively.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of March 31, 2017, the fair value of common stock, held by the KSOP, was deducted from permenant shareholders’ equity in the consolidate statement of changes in shareholders equity, and reflected in a column between accumulated

(Continued)
28.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

other comprehensive income and total shareholders’ equity. This presentation is necessary in order to recognize the put option within the KSOP-owned shares, consistent with SEC guidelines, because the Company was not yet publicly traded. The Company used a valuation by an external third party to determine the maximum possible cash obligation related to those securities. Increases or decreases in the value of the cash obligation were included in a separate line item in the consolidated statements of changes in shareholders’ equity. The fair value of allocated and unallocated shares subject to the repurchase obligation totaled $34,300 as of March 31, 2017.

As of March 31, 2018 and December 31, 2017, the number of shares held by the KSOP were 1,318,392 and 1,314,277, respectively. There were no unallocated shares to plan participants as of March 31, 2018 or as of December 31, 2017.  During the three months ended March 31, 2018 and 2017, the Company did not repurchase any shares from KSOP participants that received distributions of shares from the KSOP which were subject to the put option that applied to the KSOP shares before we were publicly traded. All shares held by the KSOP were treated as outstanding at each of the respective period ends.

Executive Incentive Retirement Plan
The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $19,468 and $19,117 as of March 31, 2018 and December 31, 2017, respectively.

Expense related to these plans totaled $275 and $256 for the three months ended March 31, 2018 and 2017, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $2,687 and $2,420 as of March 31, 2018 and December 31, 2017, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan
The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The Bonus Plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the three months ended March 31, 2018 and 2017 totaled $819 and $581, respectively and is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 9 - INCOME TAXES

Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations; however, such changes do not currently impact us.

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

Income tax expense was as follows for:

	Three Months Ended March 31,
	2018	2017
Income tax expense for the period	$944	$1,312
Effective tax rate	17.80%	27.19%

The effective tax rates differ from the statutory federal tax rate of 21% and 35.0% for the three months ended March 31, 2018 and March 31, 2017, respectively, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

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

Interest rate swaps with notional amounts totaling $5,000 as of March 31, 2018 and December 31, 2017, were designated as cash flow hedges of the debentures and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income.

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

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures was as follows as of:

(Continued)
30.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

March 31, 2018:
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	8.01	$236
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	4.59	$199

December 31, 2017:
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	8.25	$301
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	4.83	$270

Interest expense recorded on these swap transactions totaled $167 and $207 during the three months ended March 31, 2018 and 2017, respectively, and is reported as a component of interest expense on the debentures. At March 31, 2018, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2018.

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

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2018 and December 31, 2017, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	March 31, 2018	December 31, 2017
Commitments to extend credit	$336,244	$326,879
Letters of credit	8,166	8,336

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

FHLB Letters of Credit
At March 31, 2018, the Company had letters of credit of $27,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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
The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions to be fully phased in by January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of March 31, 2018 and December 31, 2017 that the Bank met all capital adequacy requirements to which it was subject.
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

Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.
As of March 31, 2018 and December 31, 2017, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since March 31, 2018 that management believes have changed the Company’s category.
The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital at March 31, 2018 and December 31, 2017. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

(Continued)
32.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total capital to risk-weighted assets:
Consolidated	$219,251	14.06%	$124,722	8.00%		n/a
Bank	212,015	13.60%	124,719	8.00%	$155,899	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	205,876	13.21%	93,541	6.00%		n/a
Bank	198,640	12.74%	93,539	6.00%	124,719	8.00%
Tier 1 capital to average assets:
Consolidated	205,876	10.64%	77,389	4.00%		n/a
Bank	198,640	10.27%	77,391	4.00%	96,738	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	195,566	12.54%	70,156	4.50%		n/a
Bank	198,640	12.74%	70,155	4.50%	101,334	6.50%

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital to risk-weighted assets:
Consolidated	$215,720	14.13%	$122,111	8.00%		n/a
Bank	206,490	13.53%	122,122	8.00%	$152,652	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	202,861	13.29%	91,583	6.00%		n/a
Bank	193,631	12.68%	91,591	6.00%	122,122	8.00%
Tier 1 capital to average assets:
Consolidated	202,861	10.53%	77,048	4.00%		n/a
Bank	193,631	10.05%	77,054	4.00%	96,318	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	192,551	12.61%	68,687	4.50%		n/a
Bank	193,631	12.68%	68,694	4.50%	99,224	6.50%

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of March 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$94,164	$—	$94,164	$—
Collateralized mortgage obligations	115,201	—	115,201	—
Municipal securities	7,465	—	7,465	—
Corporate bonds	18,245	—	18,245	—
Derivative instruments	(435)	—	(435)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	7,454	—	—	7,454
Other real estate owned	2,076	—	—	2,076

As of December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$90,678	$—	$90,678	$—
Collateralized mortgage obligations	115,311	—	115,311	—
Municipal securities	7,546	—	7,546	—
Corporate bonds	18,837	—	18,837	—
Derivative instruments	(571)	—	(571)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	6,206	—	—	6,206
Other real estate owned	2,244	—	—	2,244

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2018 or for the year ended December 31, 2017.

Nonfinancial Assets and Nonfinancial Liabilities
Nonfinancial assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2018 and 2017 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

(Continued)
35.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	March 31, 2018	December 31, 2017	March 31, 2017
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$41	$1,082	$87
Charge-offs recognized in the allowance for loan losses	(14)	(195)	(78)
Fair value of other real estate owned remeasured at initial recognition	$27	$887	$9

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$—	$—
Write-downs included in collection and other real estate owned expense	—	—	—
Fair value of other real estate owned remeasured subsequent to initial recognition	$—	$—	$—

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
March 31, 2018
Impaired loans	$7,454	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (15%)
Other real estate owned	$2,076	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2017
Impaired loans	$6,206	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (3.6%)
Other real estate owned	$2,244	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

(Continued)
36.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of March 31, 2018 and December 31, 2017, are as follows:

	Fair value measurements as of March 31, 2018 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$86,611	$86,611	$—	$—	$86,611
Marketable securities held to maturity	170,408	—	169,681	—	169,681
Loans, net	1,388,913	—	—	1,391,818	1,391,818
Accrued interest receivable	6,719	—	6,719	—	6,719
Nonmarketable equity securities	9,869	—	9,869	—	9,869
Cash surrender value of life insurance	19,468	—	19,468	—	19,468
Financial liabilities:
Deposits	$1,691,582	$1,389,927	$301,995	$—	$1,691,922
Securities sold under repurchase agreements	12,395	—	12,395	—	12,395
Accrued interest payable	1,016	—	1,016	—	1,016
Federal Home Loan Bank advances	65,149	—	64,131	—	64,131
Subordinated debentures	13,810	—	11,548	—	11,548

	Fair value measurements as of December 31, 2017 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$91,428	$91,428	$—	$—	$91,428
Marketable securities held to maturity	174,684	—	176,790	—	176,790
Loans, net	1,347,779	—	—	1,346,361	1,346,361
Accrued interest receivable	8,174	—	8,174	—	8,174
Nonmarketable equity securities	9,453	—	9,453	—	9,453
Cash surrender value of life insurance	19,117	—	19,117	—	19,117
Financial liabilities:
Deposits	$1,676,320	$1,378,467	$297,978	$—	$1,676,445
Securities sold under repurchase agreements	12,879	—	12,879	—	12,879
Accrued interest payable	922	—	922	—	922
Federal Home Loan Bank advances	45,153	—	44,722	—	44,722
Subordinated debentures	13,810	—	11,495	—	11,495

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

(Continued)
38.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net earnings (basic)	$4,359	$3,516
Net earnings (diluted)	$4,359	$3,516

Denominator:
Weighted-average shares outstanding (basic)	11,058,956	8,751,945
Effect of dilutive securities:
Common stock equivalent shares from stock options	118,623	32,465
Weighted-average shares outstanding (diluted)	11,177,579	8,784,410

Net earnings per share
Basic	$0.39	$0.40
Diluted	$0.39	$0.40

(Continued)
39.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) and any subsequent Quarterly Reports on Form 10-Q, other risks and uncertainties listed from time to time in our reports and documents filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017 and our Registration Statement on Form S-4 filed with respect to our pending acquisition of Westbound Bank. Unless the context indicates otherwise, references in this Report to “we,” “our,” “us,” and the “Company” refer to Guaranty Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries. References in this Report to “Guaranty Bank & Trust” and the “Bank” refer to Guaranty Bank & Trust, N.A., a national banking association and our wholly-owned consolidated subsidiary.

General
We were incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust. Since our founding, we have built a reputation based on financial stability and community leadership. In May 2017, we consummated an initial public offering of our common stock, which is traded on the NASDAQ Global Select Market under the symbol “GNTY.”
We currently operate 28 banking locations in the Dallas/Fort Worth, East Texas and Central Texas regions of the state. Our growth has been consistent and primarily organic. Our principal executive office is located at 201 South Jefferson Street, Mount Pleasant, Texas 75455, and our telephone number is (903) 572-9881. Our website address is www.gnty.com. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.
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
In general, the loans in our portfolio have low historical credit losses. The credit quality of loans in our portfolio is impacted by delinquency status and debt service coverage generated by our borrowers’ businesses and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding

41.

for some period of time, a process we refers to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. We consider the majority of our loans to be “seasoned” and that the credit quality and current level of delinquencies and defaults represents the level of reserve needed in the allowance for loan losses. If delinquencies and defaults were to increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.
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
Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. As of March 31, 2018 and December 31, 2017, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
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

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2018 and 2017
Results of Operations
The following discussion and analysis of our results of operations compares our results of operations for the three months ended March 31, 2018 with the three months ended March 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.
Net earnings were $4.4 million for the three months ended March 31, 2018, as compared to $3.5 million for the three months ended March 31, 2017. Basic earnings per share was $0.39 for the three months ended March 31, 2018 compared to $0.40 during the prior period. Our earnings per share were impacted by the issuance of 2,300,000 shares of common stock in our initial public offering, which closed in May 2017.

Our first quarter net earnings were impacted by approximately $200,000 in nonrecurring expenses related to the pending acquisition of Westbound Bank ("Westbound"). On January 29, 2018, the Company announced the

43.

execution of a definitive agreement providing for the proposed merger of Westbound with and into Guaranty Bank & Trust, which will facilitate our entry into the Houston metropolitan area.  We expect to close the merger during the second quarter of 2018, subject to the satisfaction of customary closing conditions and approval by Westbound’s shareholders.  Upon completion of the merger, Guaranty will continue to operate Westbound’s four locations in Katy, Bellaire, Houston and Conroe, Texas. Excluding the expenses related to our pending acquisition of Westbound, basic earnings per share during the first quarter of 2018 would be $0.41 per basic share.

The following table presents key earnings data for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Net earnings	$4,359	$3,516
Net earnings per common share
-basic	0.39	0.40
-diluted	0.39	0.40
Net interest margin(1)	3.41%	3.34%
Net interest rate spread(2)	3.12%	3.15%
Return on average assets	0.89%	0.76%
Return on average equity	8.35%	9.72%
Average equity to average total assets	10.67%	7.77%
Dividend payout ratio	35.52%	—%
(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
Net Interest Income
Net interest income for the three months ended March 31, 2018 was $14.8 million compared to $13.6 million for the three months ended March 31, 2017, an increase of $1.2 million, or 8.7%. The increase in net interest income was comprised of a $1.9 million, or 11.1%, increase in interest income offset by a $771,000, or 26.6%, increase in interest expense. The growth in interest income was primarily attributable to a $131.6 million, or 10.7%, increase in average loans outstanding for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, and further improved by a 0.09% increase in the average yield on total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets and continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Bryan/College Station markets. The $771,000 increase in interest expense for the three months ended March 31, 2018 was primarily related to a $1.7 million, or 0.1%, increase in average interest-bearing deposits over the same period in 2017, and an increase in the average rate of 0.28%. The majority of this increase was due to organic growth, primarily in money market accounts, driven in part by favorable rates that were offered in our Bryan/College Station and Dallas/Fort Worth metroplex markets. For the three months ended March 31, 2018, net interest margin and net interest spread were 3.41% and 3.12%, respectively, compared to 3.34% and 3.15% for the same period in 2017, which reflects the increases in interest income discussed above relative to the increases in interest expense.
Average Balance Sheet Amounts, Interest Earned and Yield Analysis
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2018 and 2017, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

44.

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earnings assets:
Total loans(1)	$1,364,724	$16,256	4.83%	$1,233,126	$14,415	4.74%
Securities available for sale	238,233	1,442	2.45%	187,648	1,104	2.39%
Securities held to maturity	172,679	1,061	2.49%	187,621	1,129	2.44%
Nonmarketable equity securities	7,508	89	4.81%	8,745	256	11.87%
Interest-bearing deposits in other banks	43,547	190	1.77%	112,362	232	0.84%
Total interest-earning assets	1,826,691	$19,038	4.23%	1,729,502	$17,136	4.02%
Allowance for loan losses	(12,989)			(11,564)
Noninterest-earnings assets	142,343			144,338
Total assets	$1,956,045			$1,862,276
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,255,975	$3,274	1.06%	$1,254,317	$2,404	0.78%
Advances from FHLB and fed funds purchased	59,979	214	1.45%	49,389	68	0.56%
Other debt	—	—	—%	18,693	205	4.45%
Subordinated debentures	13,810	167	4.90%	19,310	207	4.35%
Securities sold under agreements to repurchase	11,621	11	0.38%	11,075	11	0.40%
Total interest-bearing liabilities	1,341,385	$3,666	1.11%	1,352,784	$2,895	0.87%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	400,347			358,581
Consideration payable	—			—
Accrued interest and other liabilities	5,589			6,149
Total noninterest-bearing liabilities	405,936			364,730
Shareholders’ equity	208,724			144,762
Total liabilities and shareholders’ equity	$1,956,045			$1,862,276
Net interest rate spread(2)			3.12%			3.15%
Net interest income		$15,372			$14,241
Net interest margin(3)			3.41%			3.34%
(1) Includes average outstanding balances of loans held for sale of $1.7 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.
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

45.

	For the Three Months Ended March 31, 2018 vs. 2017
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$6,357	$(4,516)	$1,841
Securities available for sale	1,242	(904)	338
Securities held to maturity	(372)	304	(68)
Nonmarketable equity securities	(59)	(108)	(167)
Interest-earning deposits in other banks	(1,218)	1,176	(42)
Total increase (decrease) in interest income	$5,951	$(4,049)	$1,902

Interest-bearing liabilities:
Interest-bearing deposits	$18	$852	$870
Advances from FHLB and fed funds purchased	153	(7)	146
Other debt	—	(205)	(205)
Subordinated debentures	(270)	230	(40)
Securities sold under agreements to repurchase	2	(2)	—
Total (decrease) increase in interest expense	(97)	868	771
Increase (decrease) in net interest income	$6,047	$(4,917)	$1,131

Provision for Loan Losses
The provision for loan losses for the three months ended March 31, 2018 was $600,000 compared to $650,000 for the three months ended March 31, 2017. Net charge offs were $84,000 for the three months ended March 31, 2018 compared to $206,000 for the same period in 2017. During the first quarter of 2018 the year-end 2017 loss percentages were updated which increased our reserves for our larger loan pools. Total loans increased by approximately 3% during the three months ended March 31, 2018, as compared to the twelve months ended December 31, 2017, and executive management increased our provision by $300,000 during the first quarter of 2018 with anticipation of continued loan growth. The provision expense for the three months ended March 31, 2017 is directly related to loan growth in the respective period.
Noninterest Income
The following table presents components of noninterest income for the three months ended March 31, 2018 and 2017 and the period-over-period variations in the categories of noninterest income:

46.

	For the Three Months Ended March 31,		Increase (Decrease)
	2018	2017	2018 v. 2017
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$888	$877	$11
Merchant and debit card fees	829	732	97
Fiduciary income	398	350	48
Gain on sales of loans	556	429	127
Bank-owned life insurance income	126	117	9
Loan processing fee income	145	145	—
Other noninterest income	723	632	91
Total noninterest income	$3,665	$3,282	$383

Total noninterest income increased $383,000, or 11.7%, for the three months ended March 31, 2018 compared to the same period in 2017. Material changes in the components of noninterest income are discussed below.
Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $829,000 for the three months ended March 31, 2018 compared to $732,000 for the same period in 2017, an increase of $97,000, or 13.3%. The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during the first quarter of 2018.
Fiduciary income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $398,000 for the three months ended March 31, 2018, an increase of $48,000, or 13.7%, compared to $350,000 for the same period in 2017. Income increased primarily because the fees for our services fluctuate by month with the market value for all publicly-traded assets held in our investment management and fiduciary accounts, while a lower flat percentage is charged for custody-only assets based on the book value.  The fair value of total managed assets held as of March 31, 2018 was $279.6 million, of which $148.1 million, or 53.0%, were in custody-only services. The fair value of total managed assets held as of March 31, 2017 was $273.8 million, of which $155.0 million, or 56.6% were in custody-only services.
Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 81 loans for $17.0 million for the three months ended March 31, 2018 compared to 76 loans for $13.7 million for the three months ended March 31, 2017. Gain on sale of loans was $556,000 for the three months ended March 31, 2018, an increase of $127,000, or 29.6%, compared to $429,000 for the same period in 2017, which reflects an increase in mortgage volume and the number of loans sold.
Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $91,000, or 14.4%, for the three months ended March 31, 2018 compared to the same period in 2017 due primarily to the growth in our loan portfolio and increased mortgage origination volume causing an increase in fee income generated from loan administration fees and income from mortgage loan origination and processing fees.
Noninterest Expense
For the three months ended March 31, 2018, noninterest expense totaled $13.1 million, an increase of $1.1 million, or 9.0%, compared to $12.0 million for the three months ended March 31, 2017. The following table presents, for the periods indicated, the major categories of noninterest expense:

47.

	For the Three Months Ended March 31,		Increase (Decrease)
	2018	2017	2018 v. 2017
	(Dollars in thousands)
Employee compensation and benefits	$7,778	$6,987	$791
Non-staff expenses:
Occupancy expenses	1,853	1,748	105
Amortization	257	264	(7)
Software and Technology	556	483	73
FDIC insurance assessment fees	156	191	(35)
Legal and professional fees	568	361	207
Advertising and promotions	279	241	38
Telecommunication expense	152	143	9
ATM and debit card expense	309	249	60
Director and committee fees	279	259	20
Other noninterest expense	947	1,119	(172)
Total noninterest expense	$13,134	$12,045	$1,089

Material changes in the components of noninterest expense are discussed below.
Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $7.8 million for the three months ended March 31, 2018, an increase of $791,000, or 11.3%, compared to $7.0 million for the same period in 2017. The increase was due primarily to an increases in per employee salaries, as well as by the addition of several new employees at our Austin and Fort Worth de novo locations, both of which were opened in November 2017. As of March 31, 2018 and 2017, we had 419 and 399 full-time equivalent employees, respectively, an increase of 20 employees.
Software and Technology Fees. Software and technology fees consist of fees paid to third parties for support of software and technology products. Software support fee expense was $556,000 for the three months ended March 31, 2018, compared to $483,000 for the same period in 2017, an increase of $73,000, or 15.1%. The increase resulted primarily from general increases in support and technology contract costs.
FDIC Insurance Assessment Fees. FDIC assessment fees were $156,000 and $191,000 for the three months ended March 31, 2018 and 2017, respectively. The decrease of $35,000, or 18.3%, resulted from an inaccurate projection of the FDIC Assessment Rate reduction. The actual rate was 20 basis points less than our first quarter 2017 estimate.
Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $568,000 for the three months ended March 31, 2018, an increase of $207,000, or 57.3%, compared to $361,000 for the same period in 2017. The increase was primarily the result of legal expenses incurred in connection with the pending acquisition of Westbound Bank and increased legal and professional fees associated with reporting and compliance obligations as a public company.
Advertising and Promotions. Advertising and promotions were $279,000 and $241,000 for the three months ended March 31, 2018 and 2017, respectively. The increase of $38,000, or 15.8%, was primarily due to increases in advertising expense in our growth markets, especially Central Texas and the Dallas/Fort Worth metroplex.
ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expense was $309,000 and $249,000 for the three months ended March 31, 2018 and 2017, respectively. The increase of $60,000, or 24.1%, was primarily the result of growth in the number of demand deposit accounts and increased usage of ATM and debit cards during the first quarter of 2018.

48.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (e.g., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense decreased to $947,000 for the three months ended March 31, 2018, compared to $1.1 million for the same period in 2017, a decrease of $172,000, or 15.4%. The decrease was primarily due to stock appreciation rights expense of $169,000 in the first quarter of 2017 that was recorded for the termination on certain stock appreciation rights, prior to our initial public offering, and there was no comparable expense during the first quarter of 2018. Other decreases resulted from reductions in office supplies, club dues, and loan and filing expenses, quarter-over-quarter, partially offset by an increases in training and education expenses, and stock option expense.
Income Tax Expense
For the three months ended March 31, 2018 and 2017, income tax expense totaled $944,000 and $1.3 million, respectively. Our effective tax rates for the three months ended March 31, 2018 and 2017, were 17.80% and 27.19%, respectively.
Discussion and Analysis of Financial Condition as of March 31, 2018

Assets
Our total assets increased $35.3 million, or 1.8%, from $1.96 billion as of December 31, 2017 to $2.00 billion as of March 31, 2018. Our asset growth was primarily due to increases in our loan portfolios, offset by decreases in cash and our securities portfolio.

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
Our loan portfolio is the largest category of our earning assets. As of March 31, 2018, total loans were $1.40 billion, an increase of $41.8 million, or 3.1%, from the December 31, 2017 balance of $1.36 billion. In addition to these amounts, $1.5 million and $1.9 million in loans were classified as held for sale as of March 31, 2018 and December 31, 2017, respectively.
Total loans, excluding those held for sale, as a percentage of deposits, were 82.8% and 81.1% as of March 31, 2018 and December 31, 2017, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 70.1% and 69.3% as of March 31, 2018 and December 31, 2017, respectively.
The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2017 to March 31, 2018:

49.

	As of March 31, 2018	As of December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial and industrial	$206,308	$197,508	$8,800	4.5%
Real estate:
Construction and development	193,909	196,774	(2,865)	(1.5)%
Commercial real estate	450,076	418,137	31,939	7.6%
Farmland	63,971	59,023	4,948	8.4%
1-4 family residential	377,278	374,371	2,907	0.8%
Multi-family residential	37,992	36,574	1,418	3.9%
Consumer and overdrafts	49,255	51,561	(2,306)	(4.5)%
Agricultural	22,545	25,596	(3,051)	(11.9)%
Total loans held for investment	$1,401,334	$1,359,544	$41,790	3.1%

Total loans held for sale	$1,477	$1,896	$(419)	(22.1)%
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
We had $8.9 million in nonperforming assets as of March 31, 2018, compared to $8.7 million as of December 31, 2017. We had $4.7 million in nonperforming loans as of March 31, 2018, compared to $4.0 million as of December 31, 2017. The $733,000, or 18.3%, increase in our nonperforming (nonaccrual) loans from December 31, 2017 to March 31, 2018 primarily relates to an increase in our nonaccrual commercial real estate portfolio of $201,000 of which the majority is related to two borrowers. We also had an increase in our nonaccrual agricultural portfolio of $197,000, of which $155,000 is related to one borrower. We had an additional 41 new nonaccrual loans for the first quarter of 2018.

50.

The following table presents information regarding nonperforming assets and loans as of:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$4,737	$4,004
Total nonperforming loans	4,737	4,004
Other real estate owned:
Commercial real estate, construction and development, and farmland	759	758
Residential real estate	1,317	1,486
Total other real estate owned	2,076	2,244
Repossessed assets owned	2,107	2,466
Total other assets owned	4,183	4,710
Total nonperforming assets	$8,920	$8,714
Restructured loans-accruing	746	657
Ratio of nonperforming loans to total loans(1)(2)	0.34%	0.29%
Ratio of nonperforming assets to total assets	0.45%	0.44%
(1) Excludes loans held for sale of $1.5 million and $1.9 million as of March 31, 2018 and December 31, 2017, respectively.
(2) Restructured loans-nonaccrual are included in nonaccrual loans which are a component of nonperforming loans.

The following table presents nonaccrual loans by category as of:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans by category:
Commercial and industrial	$138	$77
Real estate:
Commercial real estate	1,623	1,422
Farmland	258	163
1-4 family residential	2,063	1,937
Multi-family residential	212	217
Consumer	196	138
Agricultural	247	50
Total	$4,737	$4,004

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

51.

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
Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.
The following tables summarize the internal ratings of our loans as of:

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$205,523	$405	$380	$—	$—	$206,308
Real estate:
Construction and development	193,656	253	—	—	—	193,909
Commercial real estate	444,089	890	5,097	—	—	450,076
Farmland	63,586	54	331	—	—	63,971
1-4 family residential	375,926	791	561	—	—	377,278
Multi-family residential	17,520	20,260	212	—	—	37,992
Consumer	49,044	137	74	—	—	49,255
Agricultural	21,628	266	651	—	—	22,545
Total	$1,370,972	$23,056	$7,306	$—	$—	$1,401,334

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$196,890	$348	$270	$—	$—	$197,508
Real estate:
Construction and development	196,515	259	—	—	—	196,774
Commercial real estate	412,488	1,135	4,514	—	—	418,137
Farmland	58,623	226	174	—	—	59,023
1-4 family residential	373,154	442	775	—	—	374,371
Multi-family residential	16,073	20,284	217	—	—	36,574
Consumer	51,409	65	87	—	—	51,561
Agricultural	24,650	454	492	—	—	25,596
Total	$1,329,802	$23,213	$6,529	$—	$—	$1,359,544

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

52.

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

As of March 31, 2018, the allowance for loan losses totaled $13.4 million, or 0.95%, of total loans, excluding those held for sale. As of December 31, 2017, the allowance for loan losses totaled $12.9 million, or 0.95%, of total loans, excluding those held for sale. The increase in allowance is due to general reserves for organic loan growth, specific allocations on impaired assets and slightly higher qualitative factors in general allocation in recognition of certain macroeconomic trends in consumer and commercial real estate lending.

53.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2018	2017	2017
	(Dollars in thousands)
Average loans outstanding(1)	$1,364,724	$1,233,126	$1,283,253
Gross loans outstanding at end of period(2)	$1,401,334	$1,253,143	$1,359,544
Allowance for loan losses at beginning of the period	12,859	11,484	11,484
Provision for loan losses	600	650	2,850
Charge offs:
Commercial and industrial	10	6	1,080
Real Estate:
Construction and development	—	—	—
Commercial real estate	33	—	84
1-4 family residential	13	118	543
Consumer	28	89	344
Agriculture	—	—	242
Overdrafts	32	35	165
Total charge-offs	116	248	2,458
Recoveries:
Commercial and industrial	2	—	797
Real Estate:
Construction and development	—	—	—
1-4 family residential	5	—	23
Consumer	11	22	108
Overdrafts	14	20	55
Total recoveries	32	42	983
Net charge-offs	84	206	1,475
Allowance for loan losses at end of period	$13,375	$11,928	$12,859
Ratio of allowance to end of period loans(2)	0.95%	0.95%	0.95%
Ratio of net charge-offs to average loans(1)	0.01%	0.70%	0.11%
(1) Includes average outstanding balances of loans held for sale of $1.7 million, $1.6 million and $1.7 million for the three months ended March 31, 2018 and 2017 and for the year ended December 31, 2017, respectively.
(2) Excludes loans held for sale of $1.5 million, $1.4 million and $1.9 million for the three months ended March 31, 2018 and 2017 and for the year ended December 31, 2017, respectively.

The ratio of allowance for loan losses to non-performing loans has decreased from 321.1% at December 31, 2017 to 282.4% at March 31, 2018. Non-performing loans increased to $4.7 million at March 31, 2018 compared to $4.0 million at December 31, 2017, which is attributable primarily to increases in nonaccrual loans in our agricultural and commercial real estate portfolios.
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

54.

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

	As of March 31, 2018		As of December 31, 2017
	Amount	Percent to Total Loans	Amount	Percent to Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,737	12.98%	$1,581	12.29%
Real estate:
Construction and development	1,700	12.71%	1,724	13.41%
Commercial real estate	4,991	37.32%	4,585	35.66%
Farmland	606	4.53%	523	4.07%
1-4 family residential	2,867	21.44%	3,022	23.50%
Multi-family residential	647	4.84%	629	4.89%
Total real estate	10,811	80.84%	10,483	81.53%
Consumer	594	4.44%	608	4.73%
Agricultural	233	1.74%	187	1.45%
Total allowance for loan losses	$13,375	100.00%	$12,859	100.00%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2018, the carrying amount of our investment securities totaled $405.5 million, an increase of $1.6 million, or 0.4%, compared to $407.1 million as of December 31, 2017. Investment securities represented 20.3% and 20.7% of total assets as of March 31, 2018 and December 31, 2017, respectively.
Our investment portfolio consists of securities classified as available for sale and held to maturity. As of March 31, 2018, securities available for sale and securities held to maturity totaled $235.1 million and $170.4 million, respectively. As of December 31, 2017, securities available for sale and securities held to maturity totaled $232.4 million and $174.7 million, respectively. Held to maturity percentages represented 42.0% of our investment portfolio as of March 31, 2018 and 42.9% as of December 31, 2017. While we generally seek to maintain 50.0% or less of our portfolio in held to maturity securities, We have the intent and ability to hold our held to maturity securities until maturity or call and any policy exceptions will be approved by our board of directors. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

55.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$18,803	$—	$558	$18,245
Municipal securities	151,494	1,107	1,814	150,787
Mortgage-backed securities	118,573	143	3,968	114,748
Collateralized mortgage obligations	123,953	87	3,064	120,976
Total	$412,823	$1,337	$9,404	$404,756

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$18,823	$64	$50	$18,837
Municipal securities	154,242	2,244	418	156,068
Mortgage-backed securities	114,497	199	2,023	112,673
Collateralized mortgage obligations	122,971	116	1,503	121,584
Total	$410,533	$2,623	$3,994	$409,162

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of March 31, 2018 and December 31, 2017, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.
Our management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In 2013, we recognized OTTI with respect to the non-U.S. agency corporate collateralized mortgage obligation that we hold. As of March 31, 2018, no OTTI was recorded.
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

	As of March 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$5,994	2.68%	$12,251	3.04%	$—	—%	$18,245	2.92%
Municipal securities	401	3.11%	12,093	2.77%	42,238	3.35%	96,505	2.96%	151,237	3.05%
Mortgage-backed securities	—	—%	51,359	2.34%	63,724	2.67%	—	—%	115,083	2.52%
Collateralized mortgage obligations	948	3.88%	64,954	2.59%	55,016	2.64%	—	—%	120,918	2.62%
Total	$1,349	3.65%	$134,400	2.51%	$173,229	2.85%	$96,505	2.96%	$405,483	2.93%

56.

	As of December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$6,129	2.67%	$12,708	3.04%	$—	—%	$18,837	2.92%
Municipal securities	2,663	2.18%	5,769	3.47%	42,711	3.73%	102,899	3.63%	154,042	3.63%
Mortgage-backed securities	—	—%	48,969	2.19%	63,735	2.59%	—	—%	112,704	2.42%
Collateralized mortgage obligations	307	4.24%	80,203	2.58%	40,963	2.57%	—	—%	121,473	2.58%
Total	$2,970	2.40%	$141,070	2.48%	$160,117	2.92%	$102,899	3.63%	$407,056	2.93%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 7.25 years with an estimated effective duration of 4.25 years as of March 31, 2018.
As of March 31, 2018 and December 31, 2017, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.93% as of March 31, 2018 and December 31, 2017. The average yield as of March 31, 2018, compared to December 31, 2017, remained consistent. Municipal securities decreased slightly from $154.0 million at a yield of 3.63%, as of December 31, 2017, to $151.2 million at a yield of 3.05% as of March 31, 2018, however, municipal securities represent only 37.3% of the total investment portfolio as of March 31, 2018, compared to 37.8% of the total investment portfolio as of December 31, 2017.

Deposits
We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of March 31, 2018 were $1.69 billion, an increase of $15.3 million, or 0.9%, compared to $1.68 billion as of December 31, 2017. Deposit growth was impacted in the first quarter of 2018 by the loss of one large public funds account that maintained an average balance of $20.0 million in deposits with the Bank.

57.

The following table presents the average balances on deposits for the periods indicated:

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Now and interest-bearing demand accounts	$271,978	$258,356	$13,622	5.27%
Savings accounts	66,173	64,704	1,469	2.27%
Money market accounts	620,149	599,336	20,813	3.47%
Certificates and other time deposits	297,675	318,719	(21,044)	(6.60)%
Total interest-bearing deposits	1,255,975	1,241,115	14,860	1.20%
Noninterest-bearing demand accounts	400,347	384,049	16,298	4.24%
Total deposits	$1,656,322	$1,625,164	$31,158	1.92%

The aggregate amount of time deposits in denominations of $100,000 or more as of March 31, 2018 and December 31, 2017 was $191.8 million and $186.5 million, respectively.

The scheduled maturities of time deposits greater than $100,000 were as follows:

	As of March 31, 2018
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$40,335	1.23%
3 to 6 months	41,951	1.18%
6 to 12 months	59,124	1.17%
12 to 24 months	27,419	1.22%
24 to 36 months	8,208	1.59%
36 to 48 months	10,338	1.60%
Over 48 months	4,460	1.77%
Total	$191,835	1.25%

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2018 and December 31, 2017, total borrowing capacity of $514.6 million and $498.0 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within 5 years. As of March 31, 2018, approximately $1.09 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our FHLB borrowings by maturity and weighted average rate as of March 31, 2018:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$40,000	1.72%
One to three years	5,000	2.20%
After three to five years	20,149	0.35%
Total	$65,149	1.57%

58.

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2018 and December 31, 2017, $149.3 million and $143.0 million, respectively, were available under this arrangement. As of March 31, 2018, approximately $188.5 million in consumer and commercial and industrial loans were pledged as collateral. As of March 31, 2018 and December 31, 2017, no borrowings were outstanding under this arrangement.
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
In July 2015, we issued subordinated debentures that pay interest semi-annually and are redeemable before their maturity date at our option, with 30 days’ notice to the holder, for a cash amount equal to the principal amount and all accrued interest. In July 2015, we issued $4.0 million in debentures, of which $3.0 million were issued to directors and other related parties. The $3.0 million of debentures to related parties were repaid in May 2017 with a portion of the proceeds of our initial public offering and a $500,000 par value debenture, which carried a rate of 2.5%, matured and was repaid in July 2017. The remaining $500,000 debenture has a rate of 4.0% and matures in January 2019. In December 2015, we issued $5.0 million in debentures, of which $2.5 million were issued to directors and other related parties. In May 2017, $2.0 million of the $2.5 million of debentures issued to related parties were repaid with a portion of the proceeds of our initial public offering. The remaining $3.0 million in debentures were issued in the principal amount of $500,000 each with rates ranging from 3.00% to 5.00% depending on maturity dates, which range from July 1, 2018 to July 1, 2020.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered in an unsecured revolving line of credit and in March 2018, we renewed the loan agreement of our $25.0 million unsecured revolving line of credit. The line of credit bears interest at the prime rate, with quarterly interest payments, and matures in March 2019. During the second quarter

59.

of 2017, we used a portion of the proceeds from our initial public offering to repay the outstanding balance of the revolving line of credit. As of March 31, 2018, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2018 and the year ended December 31, 2017, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2018 and December 31, 2017, we maintained three federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $55.0 million in federal funds. There were no funds under these lines of credit outstanding as of March 31, 2018 and December 31, 2017. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above provides an additional source of liquidity.
The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $1.96 billion for the three months ended March 31, 2018 and $1.90 billion for the year ended December 31, 2017.

	For the Three Months Ended	For the Year Ended
	March 31, 2018	December 31, 2017
Sources of Funds:
Deposits:
Noninterest-bearing	20.47%	20.22%
Interest-bearing	64.21%	65.34%
Advances from FHLB	3.06%	2.44%
Other debt	—%	0.35%
Subordinated denentures	0.71%	0.84%
Securities sold under agreements to repurchase	0.59%	0.70%
Accrued interest and other liabilities	0.29%	0.35%
Shareholders’ equity	10.67%	9.76%
Total	100.00%	100.00%

Uses of Funds:
Loans	69.11%	66.92%
Securities available for sale	12.18%	11.75%
Securities held to maturity	8.83%	9.61%
Nonmarketable equity securities	0.38%	0.38%
Federal funds sold	1.51%	2.51%
Interest-bearing deposits in other banks	0.72%	1.21%
Other noninterest-earning assets	7.27%	7.62%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	24.17%	23.63%
Average loans to average deposits	82.39%	78.96%

60.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $131.6 million, or 10.7%, for the three months ended March 31, 2018 compared to the same period in 2017. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.
As of March 31, 2018, we had $336.2 million in outstanding commitments to extend credit and $8.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2017, we had $326.9 million in outstanding commitments to extend credit and $8.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of March 31, 2018 and December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2018, we had cash and cash equivalents of $86.6 million, compared to $91.4 million as of December 31, 2017. The decrease was primarily due to a decrease in interest-bearing deposits of $15.1 million offset by an increase in federal funds sold of $17.7 million.

Capital Resources
Total shareholders’ equity increased to $207.4 million as of March 31, 2018, compared to $207.3 million as of December 31, 2017, an increase of $29,000, or 0.01%. The increase from December 31, 2017 was primarily the result of $4.4 million in net earnings for the three months ended March 31, 2018, offset by a change in accumulated other comprehensive loss of $2.9 million, related primarily to the increase in the unrealized losses on securities held for sale and by the payment of dividends of $1.5 million. The company's first quarter net earnings were impacted by approximately $200,000 in extraordinary expenses related to the pending acquisition of Westbound Bank.
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2018 and December 31, 2017, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents our regulatory capital ratios as of:

61.

	March 31, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc.

Total capital (to risk weighted assets)	$219,251	14.06%	$215,720	14.13%
Tier 1 capital (to risk weighted assets)	205,876	13.21%	202,861	13.29%
Tier 1 capital (to average assets)	205,876	10.64%	202,861	10.53%
Common equity tier 1 risk-based capital	195,566	12.54%	192,551	12.61%

Guaranty Bank & Trust

Total capital (to risk weighted assets)	$212,015	13.60%	$206,490	13.53%
Tier 1 capital (to risk weighted assets)	198,640	12.74%	193,631	12.68%
Tier 1 capital (to average assets)	198,640	10.27%	193,631	10.05%
Common equity tier 1 risk-based capital	198,640	12.74%	193,631	12.68%

Contractual Obligations
The following table summarizes contractual obligations and other commitments to make future payments as of March 31, 2018 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of March 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$225,683	$54,164	$21,708	$—	$301,555
Advances from FHLB	40,000	5,000	20,149	—	65,149
Subordinated debentures	1,000	2,500	—	10,310	13,810
Total	$266,683	$61,664	$41,857	$10,310	$380,514

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
Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of March 31, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

62.

	As of March 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$6,150	$71	$91	$1,854	$8,166
Commitments to extend credit	196,839	44,222	52,242	42,941	336,244
Total	$202,989	$44,293	$52,333	$44,795	$344,410

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

63.

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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	March 31, 2018		December 31, 2017
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
300	1.54%	(15.65)%	1.70%	(14.25)%
200	1.57%	(7.73)%	1.67%	(6.77)%
100	1.41%	(2.55)%	1.46%	(2.10)%
Base	—%	—%	—%	—%
-100	0.74%	(3.12)%	0.05%	(4.22)%

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
Impact of Inflation
Our consolidated financial statements and related notes included elsewhere in this Report have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or deflation.
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

64.

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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31,		As of December 31,
	2018	2017	2017
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity, including KSOP-owned shares	$207,374	$146,366	$207,345
Adjustments:
Goodwill	(18,742)	(18,742)	(18,742)
Core deposit and other intangibles	(2,578)	(3,162)	(2,724)
Total tangible common equity	$186,054	$124,462	$185,879
Common shares outstanding(1)	11,058,956	8,753,933	11,058,956
Book value per common share	$18.75	$16.72	$18.75
Tangible book value per common share	$16.82	$14.22	$16.81
(1) Excludes the dilutive effect, if any, of 118,623, 32,465 and 82,529 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2018, March 31, 2017 and December 31, 2017, respectively.
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

65.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity, including KSOP-owned shares	$207,374	$207,345
Adjustments:
Goodwill	(18,742)	(18,742)
Core deposit and other intangibles	(2,578)	(2,724)
Total tangible common equity	$186,054	$185,879
Tangible Assets
Total assets	$1,997,885	$1,962,624
Adjustments:
Goodwill	(18,742)	(18,742)
Core deposit and other intangibles	$(2,578)	$(2,724)
Total tangible assets	$1,976,565	$1,941,158
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

66.

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

•	risks that the financial institutions we may acquire or de novo branches we may open will not be integrated successfully, or the integrations may be more time consuming or costly than expected;

•	technology related changes are difficult to make or are more expensive than expected; and

•	the other factors that are described or referenced in our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Risk Factors”.
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

67.

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

Changes in internal control over financial reporting:
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

68.

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

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s combined results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against the Company could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect the Company’s reputation, even if resolved in the Comapny’s favor.

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors previously disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and other risks included in the Company’s filings with the SEC, including the Company’s Registration Statement on Form S-4 with respect to the Company’s pending acquisition of Westbound. The Company’s business could be harmed by any of these risks. The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

69.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated January 29, 2018, by and among Guaranty Bancshares, Inc., Guaranty Bank & Trust, N.A. and Westbound Bank (incorporated by reference to Exhibit 2.1 to Guaranty Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on January 29, 2018.

3.1
Amended and Restated Certificate of Formation of Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed May 1, 2017 (File No. 333-217176)).

3.2	Amended and Restated Bylaws of Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 6, 2017 (File No. 333-217176)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

70.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: May 11, 2018	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: May 11, 2018	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

71.