Form 10-Q
period 2018-06-30
GUARANTY BANCSHARES INC /TX/
filed 2018-08-10
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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

As of August 10, 2018, there were 11,960,772 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts)
	(Unaudited)	(Audited)
	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$37,944	$40,482
Federal funds sold	56,850	26,175
Interest-bearing deposits	4,186	24,771
Total cash and cash equivalents	98,980	91,428
Securities available for sale	243,490	232,372
Securities held to maturity	167,239	174,684
Loans held for sale	1,731	1,896
Loans, net	1,580,441	1,347,779
Accrued interest receivable	8,667	8,174
Premises and equipment, net	53,396	43,818
Other real estate owned	1,926	2,244
Cash surrender value of life insurance	25,590	19,117
Deferred tax asset	2,902	2,543
Core deposit intangible, net	5,133	2,724
Goodwill	32,019	18,742
Other assets	23,126	17,103
Total assets	$2,244,640	$1,962,624
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$464,236	$410,009
Interest-bearing	1,384,189	1,266,311
Total deposits	1,848,425	1,676,320
Securities sold under agreements to repurchase	12,588	12,879
Accrued interest and other liabilities	9,515	7,117
Federal Home Loan Bank advances	120,644	45,153
Subordinated debentures	13,810	13,810
Total liabilities	2,004,982	1,755,279

See accompanying notes to consolidated financial statements.
4.

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts)
	(Unaudited)	(Audited)
	June 30, 2018	December 31, 2017
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 12,823,114 and 11,921,298 shares issued, and 11,960,772 and 11,058,956 shares outstanding, respectively	12,823	11,921
Additional paid-in capital	184,548	155,601
Retained earnings	72,293	66,037
Treasury stock, 862,342 shares at cost	(20,087)	(20,087)
Accumulated other comprehensive loss	(9,919)	(6,127)
Total shareholders' equity	239,658	207,345
Total liabilities and shareholders' equity	$2,244,640	$1,962,624

See accompanying notes to consolidated financial statements.
5.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$18,242	$15,214	$34,498	$29,629
Securities
Taxable	1,598	1,401	3,187	2,712
Nontaxable	932	920	1,846	1,842
Federal funds sold and interest-bearing deposits	254	257	533	745
Total interest income	21,026	17,792	40,064	34,928

Interest expense
Deposits	4,004	2,627	7,278	5,031
FHLB advances and federal funds purchased	374	58	588	137
Subordinated debentures	176	188	343	395
Other borrowed money	13	120	24	325
Total interest expense	4,567	2,993	8,233	5,888

Net interest income	16,459	14,799	31,831	29,040
Provision for loan losses	650	800	1,250	1,450
Net interest income after provision for loan losses	15,809	13,999	30,581	27,590

Noninterest income
Service charges	852	938	1,740	1,815
Net realized (loss) gain on securities transactions	(51)	25	(51)	25
Net realized gain on sale of loans	678	472	1,234	901
Other income	2,437	2,081	4,658	4,057
Total noninterest income	3,916	3,516	7,581	6,798

Noninterest expense
Employee compensation and benefits	7,789	6,440	15,567	13,427
Occupancy expenses	2,006	1,866	3,859	3,614
Other expenses	4,274	3,600	7,777	6,910
Total noninterest expense	14,069	11,906	27,203	23,951

Income before income taxes	5,656	5,609	10,959	10,437
Income tax provision	1,022	1,633	1,966	2,945
Net earnings	$4,634	$3,976	$8,993	$7,492
Basic earnings per share	$0.41	$0.40	$0.80	$0.80
Diluted earnings per share	$0.41	$0.39	$0.80	$0.79

See accompanying notes to consolidated financial statements.
6.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$4,634	$3,976	$8,993	$7,492
Other comprehensive income:
Unrealized (losses) gains on securities
Unrealized holding (losses) gains arising during the period	(649)	1,457	(4,512)	2,686
Amortization of net unrealized gains on held to maturity securities	4	17	22	35
Reclassification adjustment for net losses (gains) included in net earnings	51	(25)	51	(25)
Tax effect	127	(501)	937	(931)
Unrealized (losses) gains on securities, net of tax	(467)	948	(3,502)	1,765
Unrealized holding gains (losses) arising during the period on interest rate swaps	60	(41)	196	(6)
Total other comprehensive (loss) income	(407)	907	(3,306)	1,759
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	(486)	—
Comprehensive income	$4,227	$4,883	$5,201	$9,251

See accompanying notes to consolidated financial statements.
7.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Less: KSOP-Owned Shares	Total Shareholders’ Equity
For the Six Months Ended June 30, 2017
Balance at December 31, 2016	$—	$9,616	$101,736	$57,160	$(20,111)	$(6,487)	$(31,661)	$110,253
Net earnings	—	—	—	7,492	—	—	—	7,492
Other comprehensive income	—	—	—	—	—	1,759	—	1,759
Terminated KSOP put option	—	—	—	—	—	—	34,300	34,300
Exercise of stock options	—	5	55	—	24	—	—	84
Sale of common stock	—	2,300	53,455	—	—	—	—	55,755
Stock based compensation	—	—	123	—	—	—	—	123
Net change in fair value of KSOP shares	—	—	—	—	—	—	(2,639)	(2,639)
Dividends:
Common - $0.26 per share	—	—	—	(2,576)	—	—	—	(2,576)
Balance at June 30, 2017	$—	$11,921	$155,369	$62,076	$(20,087)	$(4,728)	$—	$204,551

For the Six Months Ended June 30, 2018
December 31, 2017	$—	$11,921	$155,601	$66,037	$(20,087)	$(6,127)	$—	$207,345
Net earnings	—	—	—	8,993	—	—	—	8,993
Other comprehensive loss	—	—	—	—	—	(3,306)	—	(3,306)
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	486	—	(486)	—	—
Exercise of stock options	—	2	44	—	—	—	—	46
Issuance of common stock	—	900	28,668	—	—	—	—	29,568
Stock based compensation	—	—	235	—	—	—	—	235
Dividends:
Common - $0.28 per share	—	—	—	(3,223)	—	—	—	(3,223)
Balance at June 30, 2018	$—	$12,823	$184,548	$72,293	$(20,087)	$(9,919)	$—	$239,658

See accompanying notes to consolidated financial statements.
8.

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net earnings	$8,993	$7,492
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	1,588	1,599
Amortization	532	524
Deferred taxes	976	(160)
Premium amortization, net of discount accretion	2,151	2,357
Net realized gain on securities transactions	51	(25)
Gain on sale of loans	(1,234)	(901)
Provision for loan losses	1,250	1,450
Origination of loans held for sale	(36,753)	(29,330)
Proceeds from loans held for sale	38,152	30,359
Write-down of other real estate and repossessed assets	—	1
Net loss on sale of premises, equipment, other real estate owned and other assets	103	84
Stock based compensation	235	123
Net change in accrued interest receivable and other assets	(4,465)	2,761
Net change in accrued interest payable and other liabilities	1,029	1,909
Net cash provided by operating activities	12,608	18,243

Cash flows from investing activities
Securities available for sale:
Purchases	(23,927)	(113,208)
Proceeds from sales	9,457	13,839
Proceeds from maturities and principal repayments	13,087	11,675
Securities held to maturity:
Proceeds from sales	—	923
Proceeds from maturities and principal repayments	6,333	4,950
Cash paid in connection with acquisitions	(6,423)	—
Cash received from acquired banks	24,927	—
Net purchases of premises and equipment	(2,543)	(1,313)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	1,488	394
Net increase in loans	(79,662)	(52,584)
Net cash used in investing activities	(57,263)	(135,324)

Cash flows from financing activities
Net change in deposits	(9,316)	69,582
Net change in securities sold under agreements to repurchase	(291)	3,294
Proceeds from FHLB advances	220,000	—
Repayment of FHLB advances	(155,009)	(30,009)
Proceeds from other debt	—	2,000
Repayment of other debt	—	(20,286)
Repayments of debentures	—	(5,000)

See accompanying notes to consolidated financial statements.
9.

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Six Months Ended June 30,
	2018	2017
Exercise of stock options	46	84
Sale of common stock	—	55,755
Cash dividends	(3,223)	(2,576)
Net cash provided by financing activities	52,207	72,844
Net change in cash and cash equivalents	7,552	(44,237)
Cash and cash equivalents at beginning of period	91,428	127,543
Cash and cash equivalents at end of period	$98,980	$83,306

Supplemental disclosures of cash flow information
Interest paid	$7,835	$5,973
Income taxes paid	2,508	2,840

Supplemental schedule of noncash investing and financing activities
Transfer loans to other real estate owned and repossessed assets	437	467
Common stock issued in acquisitions	29,568	—
Transfer of KSOP shares	—	34,300
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	486	—
Net change in fair value of KSOP shares	—	2,639

See accompanying notes to consolidated financial statements.
10.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Guaranty Bancshares, Inc. (“Guaranty”) is a bank holding company headquartered in Mount Pleasant, Texas that provides, through its wholly-owned subsidiary, Guaranty Bank & Trust, N.A. (the “Bank”), a broad array of financial products and services to individuals and corporate customers, primarily in its markets of East Texas, Dallas/Fort Worth, Greater Houston and Central Texas. The terms “the Company,” “we,” “us” and “our” mean Guaranty and its subsidiaries, when appropriate. The Company’s main sources of income are derived from granting loans throughout its markets and investing in securities issued by the U.S. Treasury, U.S. government agencies and state and political subdivisions. The Company’s primary lending products are real estate, commercial and consumer loans. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor contracts is dependent on the economy of the State of Texas and primarily the economies of East Texas, Dallas/Fort Worth, Greater Houston and Central Texas. The Company primarily funds its lending activities with deposit operations. The Company’s primary deposit products are checking accounts, money market accounts and certificates of deposit.

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

KSOP Repurchase Right: In accordance with applicable provisions of the Internal Revenue Code, the terms of Guaranty’s employee stock ownership plan with 401(k) provisions (“KSOP”), provided that, for so long as Guaranty was a privately-held company without a public market for its common stock, KSOP participants would have the right, for a specified period of time, to require Guaranty to repurchase shares of its common stock that are distributed to them by the KSOP. This repurchase obligation terminated upon the consummation of Guaranty’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. However, because Guaranty was privately-held without a public market for its common stock as of and for the quarter ended March 31, 2017, the shares of common stock held by the KSOP are reflected in the Company’s consolidated statement of changes in shareholders' equity for the six months ended June 30, 2017 in a column called “KSOP-owned shares”. As a result of the initial public offering, the consolidated statement of changes in shareholders' equity for the six months ended June 30, 2017 includes an adjustment for the inclusion of such KSOP-owned shares in total shareholders' equity as "terminated KSOP

(Continued)
11.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

put option." For all periods following Guaranty’s initial public offering and continued listing of the Company’s common stock on the NASDAQ Global Select Market, the KSOP-owned shares are included in, and not be deducted from, shareholders’ equity.
Recent Accounting Pronouncements:
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company adopted ASU 2018-02 in the first quarter of 2018 and reclassified its stranded tax effect of $486 within accumulated other comprehensive income to retained earnings at March 31, 2018.
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. In addition, the amendments in this ASU provide a detailed framework to assist entities in evaluating whether a set of assets and activities constitutes a business, as well as clarify the definition of the term output so the term is consistent with how outputs are described in Topic 606. The Company adopted ASU 2017-01 is effective for first quarter of 2018. The adoption of this ASU was not significant and we do not expect the adoption of this guidance to be material to our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of this ASU was not significant and we do not expect the adoption of this guidance to be material to our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following nine specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; 6) life insurance policies; 7) distributions received from equity method investees; 8) beneficial interests in securitization transactions; and 9) separately identifiable cash flows and application of the predominance principle. The adoption of this ASU was not significant and we do not expect the adoption of this guidance to be material to our consolidated financial statements.

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s condensed consolidated financial statements. In accordance with (iv) above, the Company measured the fair value of its loan portfolio prospectively as of June 30, 2018 using an exit price notion. See Note 13 – Fair Value for further information regarding the valuation of these loans.

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

NOTE 2 - ACQUISITIONS

On close of business June 1, 2018, the Company acquired 100% of the outstanding shares of capital stock of Westbound Bank, a Texas banking association (“Westbound”), in exchange for a combination of cash and shares of the Company’s common stock amounting to total consideration of $35,991. Under the terms of the acquisition, the Company issued 899,816 shares of the Company’s common stock in exchange for 2,311,952 shares of Westbound, representing 100% of the outstanding shares of common and preferred stock of Westbound. With the acquisition, the Company has expanded its market into the Houston metropolitan region. Results of operations of the acquired company were included in the Company’s results beginning June 2, 2018. Acquisition-related costs of $737 are included in other operating expenses in the Company’s consolidated statement of earnings for the six months ended June 30, 2018. The fair value of the common shares issued as part of the consideration paid for Westbound was determined based upon the closing price of the Company’s common shares on the acquisition date.

Goodwill of $13,277 arising from the acquisition of Westbound consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. None of the goodwill is expected to be deductible for income tax purposes. The following table summarizes the consideration paid for Westbound and the fair value of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:

Westbound
Cash	$6,423
Equity instruments	29,568
Fair Value of total consideration transferred	$35,991

Cash consideration includes contingent consideration related to an escrow agreement in which $1,750 was retained from amounts paid to Westbound shareholders for payment to Guaranty in the event that certain defined loan relationships experienced actual losses during the three years period following the close of the transaction on June 1, 2018. If the loans defined in the escrow agreement do experience losses, funds from the escrow account will be remitted to Guaranty. If the loans payoff or do not experience losses, funds from the escrow account will be remitted to Westbound shareholders according to terms set forth in the escrow agreement.

(Continued)
14.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition, June 1, 2018.

Westbound
Cash and due from banks	$24,927
Investment securities available for sale	15,264
Loans, net of discount	154,687
Accrued interest receivable	651
Premises and equipment	8,625
Nonmarketable equity securities	—
Core deposit intangible	2,700
Other assets	9,346
Total assets acquired	216,200

Non-interest bearing deposits	40,595
Interest bearing deposits	140,826
Federal Home Loan Bank advances	10,500
Accrued interest and other liabilities	1,565
Total liabilities assumed	193,486

Net assets acquired	22,714

Total consideration paid	35,991

Goodwill	$13,277

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date (“acquired performing loans”). The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Acquired performing loans had fair value and gross contractual amounts receivable of $154,687.

NOTE 3 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity as of June 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses:

(Continued)
15.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$18,784	$—	$643	$18,141
Municipal securities	18,211	48	305	17,954
Mortgage-backed securities	95,062	—	3,820	91,242
Collateralized mortgage obligations	119,371	—	3,218	116,153
Total available for sale	$251,428	$48	$7,986	$243,490

Held to maturity:
Municipal securities	$143,295	$1,041	$1,481	$142,855
Mortgage-backed securities	18,880	88	472	18,496
Collateralized mortgage obligations	5,064	61	35	5,090
Total held to maturity	$167,239	$1,190	$1,988	$166,441

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$18,823	$64	$50	$18,837
Municipal securities	7,746	—	200	7,546
Mortgage-backed securities	92,471	—	1,793	90,678
Collateralized mortgage obligations	116,809	5	1,503	115,311
Total available for sale	$235,849	$69	$3,546	$232,372

Held to maturity:
Municipal securities	$146,496	$2,244	$218	$148,522
Mortgage-backed securities	22,026	199	230	21,995
Collateralized mortgage obligations	6,162	111	—	6,273
Total held to maturity	$174,684	$2,554	$448	$176,790
Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company did not record any OTTI losses on any of its securities during the six months ended June 30, 2018 or for the year ended December 31, 2017.

(Continued)
16.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of June 30, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2018	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(643)	$18,141	$—	$—	$(643)	$18,141
Municipal securities	(17)	807	(288)	7,410	(305)	8,217
Mortgage-backed securities	(314)	16,151	(3,506)	75,091	(3,820)	91,242
Collateralized mortgage obligations	(2,504)	91,904	(714)	23,847	(3,218)	115,751
Total available for sale	$(3,478)	$127,003	$(4,508)	$106,348	$(7,986)	$233,351

Held to maturity:
Municipal securities	$(952)	$68,662	$(529)	$19,466	$(1,481)	$88,128
Mortgage-backed securities	(158)	6,686	(314)	8,538	(472)	15,224
Collateralized mortgage obligations	(35)	2,594	—	—	(35)	2,594
Total held to maturity	$(1,145)	$77,942	$(843)	$28,004	$(1,988)	$105,946

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2017	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(50)	$8,019	$—	$—	$(50)	$8,019
Municipal securities	—	—	(200)	7,546	(200)	7,546
Mortgage-backed securities	(658)	42,881	(1,135)	47,797	(1,793)	90,678
Collateralized mortgage obligations	(1,091)	93,584	(412)	21,258	(1,503)	114,842
Total available for sale	$(1,799)	$144,484	$(1,747)	$76,601	$(3,546)	$221,085

Held to maturity:
Municipal securities	$(37)	$9,230	$(181)	$19,961	$(218)	$29,191
Mortgage-backed securities	(57)	6,499	(173)	9,747	(230)	16,246
Collateralized mortgage obligations	—	—	—	—	—	—
Total held to maturity	$(94)	$15,729	$(354)	$29,708	$(448)	$45,437

The number of investment positions in an unrealized loss position totaled 175 at June 30, 2018. The securities in a loss position were composed of tax-exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities. Management believes the unrealized loss on the remaining securities is a function of the movement of interest rates since the time of purchase. Based on evaluation of available evidence, including recent changes in interest rates, credit rating information and information obtained from regulatory filings, management

(Continued)
17.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment would be reduced and the resulting loss recognized in net income in the period the OTTI is identified. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be OTTI at June 30, 2018.
Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

As of June 30, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $255,163 and $245,600 at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of available for sale securities and the associated gains and losses are listed below for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$9,457	$14,762	$9,457	$14,762
Gross gains	—	38	—	38
Gross losses	(51)	(13)	(51)	(13)

During the six months ended June 30, 2017, the Company sold three held-to-maturity municipal securities. The Company sold these municipal securities based upon internal credit analysis, under the belief that they had experienced significant deterioration in creditworthiness. The risk exposure presented by these municipalities had increased beyond acceptable levels, and the Company determined that it was reasonably possible that all amounts due would not be collected. The credit analysis determined that the municipalities had been significantly impacted because their tax bases are heavily reliant on the energy industry relative to other sectors of the economy. Specifically, the revenues of these municipalities have been adversely impacted by the significant decline in energy prices since 2014. The Company believes the sale of these securities were merited and permissible under the applicable accounting guidelines because of the significant deterioration in the creditworthiness of the issuers.

There were no held to maturity securities sold during the three or six months ended June 30, 2018. Sale of securities held to maturity were as follows for:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Proceeds from sales	$923	$923
Amortized cost	907	907
Gross realized gains	16	16
Tax expense related to securities gains/losses	(4)	(4)

The contractual maturities at June 30, 2018 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

(Continued)
18.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	Available for Sale		Held to Maturity
June 30, 2018	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$1,175	$1,175
Due after one year through five years	7,373	7,216	19,089	19,295
Due after five years through ten years	21,924	21,469	40,520	41,178
Due after ten years	7,698	7,410	82,511	81,207
Mortgage-backed securities	95,062	91,242	18,880	18,496
Collateralized mortgage obligations	119,371	116,153	5,064	5,090
Total Securities	$251,428	$243,490	$167,239	$166,441

(Continued)
19.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	June 30, 2018	December 31, 2017
Commercial and industrial	$234,396	$197,508
Real estate:
Construction and development	211,745	196,774
Commercial real estate	570,448	418,137
Farmland	68,272	59,023
1-4 family residential	392,940	374,371
Multi-family residential	39,023	36,574
Consumer	52,949	51,267
Agricultural	23,362	25,596
Overdrafts	339	294
Total loans	1,593,474	1,359,544
Net of:
Deferred loan fees	857	1,094
Allowance for loan losses	(13,890)	(12,859)
Total net loans	$1,580,441	$1,347,779
The following tables present the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the six months ended June 30, 2018, for the year ended December 31, 2017 and for the six months ended June 30, 2017:

For the Six Months Ended June 30, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Provision for loan losses	210	(82)	1,004	125	(227)	69	37	52	62	1,250
Loans charged-off	(51)	—	(33)	—	(13)	—	(143)	(1)	(76)	(317)
Recoveries	2	—	—	—	50	—	26	—	20	98
Ending balance	$1,742	$1,642	$5,556	$648	$2,832	$698	$522	$238	$12	$13,890
Allowance ending balance:
Individually evaluated for impairment	$209	$—	$49	$78	$9	$—	$—	$—	$—	$345
Collectively evaluated for impairment	1,533	1,642	5,507	570	2,823	698	522	238	12	13,545
Ending balance	$1,742	$1,642	$5,556	$648	$2,832	$698	$522	$238	$12	$13,890
Loans:
Individually evaluated for impairment	$1,076	$—	$6,530	$222	$1,438	$—	$—	$493	$—	$9,759
Collectively evaluated for impairment	233,320	211,745	563,918	68,050	391,502	39,023	52,949	22,869	339	1,583,715
Ending balance	$234,396	$211,745	$570,448	$68,272	$392,940	$39,023	$52,949	$23,362	$339	$1,593,474

(Continued)
20.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the year ended December 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Provision for loan losses	272	563	1,405	41	(418)	348	253	276	110	2,850
Loans charged-off	(1,080)	—	(84)	—	(543)	—	(344)	(242)	(165)	(2,458)
Recoveries	797	—	—	—	23	—	108	—	55	983
Ending balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Allowance ending balance:
Individually evaluated for impairment	$17	$—	$27	$85	$5	$—	$—	$—	$—	$134
Collectively evaluated for impairment	1,564	1,724	4,558	438	3,017	629	602	187	6	12,725
Ending balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Loans:
Individually evaluated for impairment	$463	$—	$4,258	$163	$842	$217	$—	$397	$—	$6,340
Collectively evaluated for impairment	197,045	196,774	413,879	58,860	373,529	36,357	51,267	25,199	294	1,353,204
Ending balance	$197,508	$196,774	$418,137	$59,023	$374,371	$36,574	$51,267	$25,596	$294	$1,359,544

For the Six Months Ended June 30, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Provision for loan losses	464	393	284	59	(69)	(12)	66	222	43	1,450
Loans charged-off	(48)	—	(84)	—	(186)	—	(158)	(4)	(70)	(550)
Recoveries	—	—	—	—	21	—	92	—	28	141
Ending balance	$2,008	$1,554	$3,464	$541	$3,726	$269	$585	$371	$7	$12,525
Allowance ending balance:
Individually evaluated for impairment	$246	$—	$31	$92	$139	$—	$—	$225	$—	$733
Collectively evaluated for impairment	1,762	1,554	3,433	449	3,587	269	585	146	7	11,792
Ending balance	$2,008	$1,554	$3,464	$541	$3,726	$269	$585	$371	$7	$12,525
Loans:
Individually evaluated for impairment	$1,174	$—	$3,751	$170	$2,726	$241	$192	$789	$—	$9,043
Collectively evaluated for impairment	216,323	177,600	374,971	63,669	353,731	28,592	51,485	21,065	364	1,287,800
Ending balance	$217,497	$177,600	$378,722	$63,839	$356,457	$28,833	$51,677	$21,854	$364	$1,296,843

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

The following tables summarize the credit exposure in the Company’s consumer and commercial loan portfolios as of:

June 30, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$231,884	$210,839	$557,319	$67,901	$391,447	$37,768	$53,219	$22,661	$1,573,038
Special mention	1,585	906	6,572	52	648	1,255	49	150	11,217
Substandard	927	—	6,557	319	845	—	20	551	9,219
Total	$234,396	$211,745	$570,448	$68,272	$392,940	$39,023	$53,288	$23,362	$1,593,474

December 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$196,890	$196,515	$412,488	$58,623	$373,154	$16,073	$51,409	$24,650	$1,329,802
Special mention	348	259	1,135	226	442	20,284	65	454	23,213
Substandard	270	—	4,514	174	775	217	87	492	6,529
Total	$197,508	$196,774	$418,137	$59,023	$374,371	$36,574	$51,561	$25,596	$1,359,544

(Continued)
22.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming as of:

June 30, 2018	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$509	$344	$775	$1,628	$232,768	$234,396	$720
Real estate:
Construction and development	602	129	530	1,261	210,484	211,745	530
Commercial real estate	1,978	—	3,715	5,693	564,755	570,448	—
Farmland	84	—	—	84	68,188	68,272	—
1-4 family residential	2,026	748	845	3,619	389,321	392,940	—
Multi-family residential	—	—	—	—	39,023	39,023	—
Consumer	338	68	20	426	52,523	52,949	—
Agricultural	252	—	79	331	23,031	23,362	—
Overdrafts	—	—	—	—	339	339	—
Total	$5,789	$1,289	$5,964	$13,042	$1,580,432	$1,593,474	$1,250

December 31, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$1,273	$93	$17	$1,383	$196,125	$197,508	$—
Real estate:
Construction and development	117	—	—	117	196,657	196,774	—
Commercial real estate	192	265	1,067	1,524	416,613	418,137	—
Farmland	139	—	6	145	58,878	59,023	—
1-4 family residential	3,998	416	800	5,214	369,157	374,371	—
Multi-family residential	—	—	217	217	36,357	36,574	—
Consumer	381	69	87	537	50,730	51,267	—
Agricultural	204	2	—	206	25,390	25,596	—
Overdrafts	—	—	—	—	294	294	—
Total	$6,304	$845	$2,194	$9,343	$1,350,201	$1,359,544	$—

The following table presents information regarding nonaccrual loans as of:

	June 30, 2018	December 31, 2017
Commercial and industrial	$71	$77
Real estate:
Commercial real estate	3,950	1,422
Farmland	246	163
1-4 family residential	2,650	1,937
Multi-family residential	—	217
Consumer	149	138
Agricultural	241	50
Total	$7,307	$4,004

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

The outstanding balances of TDRs are shown below:

	June 30, 2018	December 31, 2017
Nonaccrual TDRs	$—	$—
Performing TDRs	737	657
Total	$737	$657
Specific reserves on TDRs	$14	$17

The following tables present loans by class modified as TDRs that occurred during the six months ended June 30, 2018 and 2017:

Six Months Ended June 30, 2018	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
1-4 family residential	1	$15	$15
Farmland	1	78	78
Total	2	$93	$93

There were no TDRs that have subsequently defaulted through June 30, 2018. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the six months ended June 30, 2018.

Six Months Ended June 30, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	1	$34	$13
1-4 family residential	1	11	11
Total	2	$45	$24

There were no TDRs that subsequently defaulted in 2017. The TDRs described above increase the allowance for loan losses and resulted in no charge-offs during the six months ended June 30, 2017.

(Continued)
24.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents information about the Company’s impaired loans as of:

June 30, 2018	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$684	$684	$—	$331
Real estate:
Commercial real estate	6,024	6,024	—	2,196
Farmland	73	73	—	32
1-4 family residential	1,194	1,194	—	470
Multi-family residential	—	—	—	53
Agricultural	493	493	—	237
Subtotal	8,468	8,468	—	3,319
With allowance recorded:
Commercial and industrial	392	392	209	58
Real estate:
Commercial real estate	506	506	49	188
Farmland	149	149	78	75
1-4 family residential	244	244	9	48
Agricultural	—	—	—	52
Subtotal	1,291	1,291	345	421
Total	$9,759	$9,759	$345	$3,740

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
During the six months ended June 30, 2018 and 2017, total interest income and cash-based interest income recognized on impaired loans was minimal.

NOTE 5 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At June 30, 2018 and December 31, 2017, securities sold under agreements to repurchase totaled $12,588 and $12,879, respectively.

The Company has a $25,000 revolving line of credit, which had no outstanding balance at quarter end, bears interest at the prime rate, with interest payable quarterly, and matures in March 2019.

(Continued)
26.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Federal Home Loan Bank (FHLB) advances, as of June 30, 2018, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2018	2.02%	$86,500
2019	1.30%	4,500
2020	2.09%	6,500
2021	1.87%	1,500
2022	1.18%	21,500
		120,500

Fixed rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2021	1.38%	144
		$120,644

(Continued)
27.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 6 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	June 30, 2018	December 31, 2017
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	3,500	3,500
	$13,810	$13,810

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

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at June 30, 2018 and December 31, 2017. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

A summary of activity in the Plan during the six months ended June 30, 2018 and 2017 follows:

Six Months Ended June 30, 2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	471,442	$24.98	7.30	$2,696
Granted	59,000	32.66	9.84	24
Exercised	(2,000)	23.00	6.80	20
Forfeited	(1,600)	23.00	6.80	16
Balance, June 30, 2018	526,842	$25.85	7.14	$3,740

Exercisable at end of period	166,384	$23.95	5.89	$1,496

Six Months Ended June 30, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	340,377	$23.43	7.34	$194
Granted	109,200	27.00	9.90	548
Exercised	(7,033)	11.94	4.73	141
Forfeited	(6,000)	23.17	7.38	53
Balance, June 30, 2017	436,544	$24.51	7.63	$3,277

Exercisable at end of period	117,484	$24.11	7.01	$930

(Continued)
30.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A summary of nonvested activity in the Plan during the six months ended June 30, 2018 and 2017 follows:

Six Months Ended June 30, 2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	336,798	$25.54	7.88	$1,747
Granted	59,000	32.66	9.84	24
Vested	(33,740)	25.30	8.11	258
Forfeited	(1,600)	23.00	6.80	16
Balance, June 30, 2018	360,458	$26.91	7.75	$2,165

Six Months Ended June 30, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	250,700	$23.73	7.65	$69
Granted	109,200	27.00	9.90	548
Vested	(36,840)	25.40	9.16	244
Forfeited	(4,000)	23.17	7.38	53
Balance, June 30, 2017	319,060	$24.66	7.86	$2,347

Information related to the Plan is as follows for the six months ended:

	June 30, 2018	June 30, 2017
Intrinsic value of options exercised	$20	$141
Cash received from options exercised	46	84
Tax benefit realized from options exercised	—	—
Weighted average fair value of options granted	5.57	5.25

As of June 30, 2018, there was $1,954 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 4.01 years.

The Company granted options under the Plan during the first six months of 2018 and 2017. Expense of $235 and $123 was recorded during the six months ended June 30, 2018 and 2017, respectively.

NOTE 8 - EMPLOYEE BENEFITS

KSOP
The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. At December 31, 2016, the plan included a repurchase obligation, or “put option”, which is a right to demand that the sponsor repurchase shares of employer stock distributed to the participant under the terms of the plan, for which there was no public market for such shares, at an established cash price. This put option was terminated upon completion of Guaranty’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. Guaranty’s total contributions accrued or paid during the six months ended June 30, 2018 and 2017 totaled $551 and $445, respectively.

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
31.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

As of March 31, 2017, the fair value of common stock, held by the KSOP, was deducted from permanent shareholders’ equity in the consolidated statement of changes in shareholders equity, and reflected in a column between accumulated other comprehensive income and total shareholders’ equity. This presentation was necessary in order to recognize the put option within the KSOP-owned shares, consistent with SEC guidelines, because the Company was not yet publicly traded. The Company used a valuation by an external third party to determine the maximum possible cash obligation related to those securities. Increases or decreases in the value of the cash obligation were included in a separate line item in the consolidated statements of changes in shareholders’ equity. As described above, the put option was terminated upon completion of our initial public offering and the prior value of $34,300 is shown as “Terminated KSOP put option” in the consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2017.

As of June 30, 2018 and December 31, 2017, the number of shares held by the KSOP were 1,322,550 and 1,314,277, respectively. There were no unallocated shares to plan participants as of June 30, 2018 or as of December 31, 2017.  During the six months ended June 30, 2017, the Company did not repurchase any shares from KSOP participants that received distributions of shares from the KSOP which were subject to the put option that applied to the KSOP shares before we were publicly traded. All shares held by the KSOP were treated as outstanding at each of the respective period ends.

Executive Incentive Retirement Plan
The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $25,590 and $19,117 as of June 30, 2018 and December 31, 2017, respectively.

Expense related to these plans totaled $344 and $317 for the six months ended June 30, 2018 and 2017, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $3,642 and $2,420 as of June 30, 2018 and December 31, 2017, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan
The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The Bonus Plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the six months ended June 30, 2018 and 2017 totaled $1,513 and $1,103, respectively and is included in employee compensation and benefits on the consolidated statements of earnings.

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

Income tax expense was as follows for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax expense for the period	$1,022	$1,633	$1,966	$2,945
Effective tax rate	18.07%	29.11%	17.94%	28.22%

The effective tax rates differ from the statutory federal tax rate of 21% for the six months ended June 30, 2018 and 35.0% for the six months ended June 30, 2017, respectively, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

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

Interest rate swaps with notional amounts totaling $5,000 as of June 30, 2018 and December 31, 2017, were designated as cash flow hedges of the debentures and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income.

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

(Continued)
33.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures was as follows as of:

June 30, 2018:
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	7.76	$209
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	4.34	$166

December 31, 2017:
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	8.25	$301
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	4.83	$270

Interest expense recorded on these swap transactions totaled $343 and $395 during the six months ended June 30, 2018 and 2017, respectively, and is reported as a component of interest expense on the debentures. At June 30, 2018, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2018.

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

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2018 and December 31, 2017, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	June 30, 2018	December 31, 2017
Commitments to extend credit	$357,593	$326,879
Letters of credit	10,431	8,336

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

FHLB Letters of Credit
At June 30, 2018, the Company had letters of credit of $2,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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
The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions to be fully phased in by January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of June 30, 2018 and December 31, 2017 that the Bank met all capital adequacy requirements to which it was subject.
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
As of June 30, 2018 and December 31, 2017, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since June 30, 2018 that management believes have changed the Company’s category.
The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital at June 30, 2018 and December 31, 2017. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

(Continued)
35.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total capital to risk-weighted assets:
Consolidated	$236,625	13.32%	$142,097	8.00%		n/a
Bank	238,197	13.41%	142,079	8.00%	$177,599	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	222,735	12.54%	106,572	6.00%		n/a
Bank	224,307	12.63%	106,560	6.00%	142,079	8.00%
Tier 1 capital to average assets:
Consolidated	222,735	11.04%	80,720	4.00%		n/a
Bank	224,307	11.12%	80,711	4.00%	100,889	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	212,425	11.96%	79,929	4.50%		n/a
Bank	224,307	12.63%	79,920	4.50%	115,439	6.50%

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital to risk-weighted assets:
Consolidated	$215,720	14.13%	$122,111	8.00%		n/a
Bank	206,490	13.53%	122,122	8.00%	$152,652	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	202,861	13.29%	91,583	6.00%		n/a
Bank	193,631	12.68%	91,591	6.00%	122,122	8.00%
Tier 1 capital to average assets:
Consolidated	202,861	10.53%	77,048	4.00%		n/a
Bank	193,631	10.05%	77,054	4.00%	96,318	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	192,551	12.61%	68,687	4.50%		n/a
Bank	193,631	12.68%	68,694	4.50%	99,224	6.50%

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of June 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$91,242	$—	$91,242	$—
Collateralized mortgage obligations	116,153	—	116,153	—
Municipal securities	17,954	—	17,954	—
Corporate bonds	18,141	—	18,141	—
Derivative instruments	(375)	—	(375)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	9,414	—	—	9,414
Other real estate owned	1,926	—	—	1,926

As of December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$90,678	$—	$90,678	$—
Collateralized mortgage obligations	115,311	—	115,311	—
Municipal securities	7,546	—	7,546	—
Corporate bonds	18,837	—	18,837	—
Derivative instruments	(571)	—	(571)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	6,206	—	—	6,206
Other real estate owned	2,244	—	—	2,244

There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2018 or for the year ended December 31, 2017.

Nonfinancial Assets and Nonfinancial Liabilities
Nonfinancial assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2018 and 2017 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

(Continued)
38.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	June 30, 2018	December 31, 2017	June 30, 2017
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$41	$1,082	$351
Charge-offs recognized in the allowance for loan losses	(14)	(195)	(109)
Fair value of other real estate owned remeasured at initial recognition	$27	$887	$242

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$—	$—
Write-downs included in collection and other real estate owned expense	—	—	—
Fair value of other real estate owned remeasured subsequent to initial recognition	$—	$—	$—

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
June 30, 2018
Impaired loans	$9,414	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (19.4%)
Other real estate owned	$1,926	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2017
Impaired loans	$6,206	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (3.6%)
Other real estate owned	$2,244	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

(Continued)
39.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of June 30, 2018 and December 31, 2017, are as follows:

	Fair value measurements as of June 30, 2018 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$98,980	$98,980	$—	$—	$98,980
Marketable securities held to maturity	167,239	—	166,441	—	166,441
Loans, net	1,580,441	—	—	1,577,693	1,577,693
Accrued interest receivable	8,667	—	8,667	—	8,667
Nonmarketable equity securities	12,380	—	12,380	—	12,380
Cash surrender value of life insurance	25,590	—	25,590	—	25,590
Financial liabilities:
Deposits	$1,848,425	$1,478,570	$368,590	$—	$1,847,160
Securities sold under repurchase agreements	12,588	—	12,588	—	12,588
Accrued interest payable	1,321	—	1,321	—	1,321
Federal Home Loan Bank advances	120,644	—	119,476	—	119,476
Subordinated debentures	13,810	—	11,604	—	11,604

	Fair value measurements as of December 31, 2017 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$91,428	$91,428	$—	$—	$91,428
Marketable securities held to maturity	174,684	—	176,790	—	176,790
Loans, net	1,347,779	—	—	1,346,361	1,346,361
Accrued interest receivable	8,174	—	8,174	—	8,174
Nonmarketable equity securities	9,453	—	9,453	—	9,453
Cash surrender value of life insurance	19,117	—	19,117	—	19,117
Financial liabilities:
Deposits	$1,676,320	$1,378,467	$297,978	$—	$1,676,445
Securities sold under repurchase agreements	12,879	—	12,879	—	12,879
Accrued interest payable	922	—	922	—	922
Federal Home Loan Bank advances	45,153	—	44,722	—	44,722
Subordinated debentures	13,810	—	11,495	—	11,495

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents
The carrying amounts of cash and short-term instruments approximate fair values (Level 1).

(Continued)
40.

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

(Continued)
41.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net earnings (basic)	$4,634	$3,976	$8,993	$7,492
Net earnings (diluted)	$4,634	$3,976	$8,993	$7,492

Denominator:
Weighted-average shares outstanding (basic)	11,327,363	10,019,049	11,193,901	9,388,998
Effect of dilutive securities:
Common stock equivalent shares from stock options	112,740	87,776	115,665	60,273
Weighted-average shares outstanding (diluted)	11,440,103	10,106,825	11,309,566	9,449,271

Net earnings per share
Basic	$0.41	$0.40	$0.80	$0.80
Diluted	$0.41	$0.39	$0.80	$0.79

(Continued)
42.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) and any subsequent Quarterly Reports on Form 10-Q, other risks and uncertainties listed from time to time in our reports and documents filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017. Unless the context indicates otherwise, references in this Report to “we,” “our,” “us,” and the “Company” refer to Guaranty Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries. References in this Report to “Guaranty Bank & Trust” and the “Bank” refer to Guaranty Bank & Trust, N.A., a national banking association and our wholly-owned consolidated subsidiary.

General
We were incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust. Since our founding, we have built a reputation based on financial stability and community leadership. In May 2017, we consummated an initial public offering of our common stock, which is traded on the NASDAQ Global Select Market under the symbol “GNTY.”
We currently operate 32 banking locations in the East Texas, Dallas/Fort Worth, Central Texas and Greater Houston regions of the state. Our principal executive office is located at 201 South Jefferson Street, Mount Pleasant, Texas 75455, and our telephone number is (903) 572-9881. Our website address is www.gnty.com. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.
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
Certain Events Affect Year-over-Year Comparability
Acquisition. The Company completed the acquisition of Westbound Bank (Westbound), a Texas banking association, on June 1, 2018. This acquisition increased total assets by $216.2 million, loans, net of discount, by $154.7 million and deposits by $181.4 million. The comparability of the Company’s consolidated financial condition as of December 31, 2017 and June 30, 2017 and results of operations for the three and six months ended June 30, 2018 and June 30, 2017 are affected by this acquisition.

43.

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

44.

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
Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. As of June 30, 2018 and December 31, 2017, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
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

45.

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

Discussion and Analysis of Results of Operations for the Six Months Ended June 30, 2018 and 2017
Results of Operations
The following discussion and analysis of our results of operations compares our results of operations for the six months ended June 30, 2018 with the six months ended June 30, 2017. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.
Net earnings were $9.0 million for the six months ended June 30, 2018, as compared to $7.5 million for the six months ended June 30, 2017. The following table presents key earnings data for the periods indicated:

46.

	For the Six Months Ended June 30,
	2018	2017
	(Dollars in thousands, except per share data)
Net earnings	$8,993	$7,492
Net earnings per common share
-basic	0.80	0.80
-diluted	0.80	0.79
Net interest margin(1)	3.43%	3.37%
Net interest rate spread(2)	3.10%	3.16%
Return on average assets	0.90%	0.80%
Return on average equity	8.47%	9.23%
Average equity to average total assets	10.59%	8.67%
Dividend payout ratio	35.00%	32.50%
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
Net interest income, before the provision for loan losses, was $31.8 million compared to $29.0 million for the six months ended June 30, 2018 and June 30, 2017, respectively, an increase of $2.8 million, or 9.6%. The increase in net interest income was comprised of a $5.1 million, or 14.7%, increase in interest income offset by a $2.3 million, or 39.8%, increase in interest expense. The growth in interest income was primarily attributable to a $161.3 million, or 12.9%, increase in average loans outstanding for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, further improved by a 0.15% increase in the average yield on total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets, continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Central Texas markets and the acquisition of Westbound on June 1, 2018. The $2.3 million increase in interest expense for the six months ended June 30, 2018 was primarily related to a $18.3 million, or 1.5%, increase in average interest-bearing deposits and a $36.0 million, or 96.7%, increase in Federal Home Loan Bank advances over the same period in 2017. The majority of the average deposit balance increase was due to organic growth, primarily in time deposit and money market accounts, driven in part by favorable rates that were offered in our Central Texas, Houston and Dallas/Fort Worth metroplex markets. For the six months ended June 30, 2018, net interest margin and net interest spread were 3.43% and 3.10%, respectively, compared to 3.37% and 3.16% for the same period in 2017, which reflects the increases in interest income discussed above relative to the increases in interest expense.
Average Balance Sheet Amounts, Interest Earned and Yield Analysis
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2018 and 2017, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

47.

	For the Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earnings assets:
Total loans(1)	$1,415,000	$34,498	4.92%	$1,253,670	$29,629	4.77%
Securities available for sale	243,356	2,934	2.43%	202,421	2,302	2.29%
Securities held to maturity	170,803	2,099	2.48%	186,064	2,252	2.44%
Nonmarketable equity securities	8,051	186	4.66%	7,251	320	8.90%
Interest-bearing deposits in other banks	36,907	347	1.90%	89,189	425	0.96%
Total interest-earning assets	1,874,117	$40,064	4.31%	1,738,595	$34,928	4.05%
Allowance for loan losses	(13,332)			(11,810)
Noninterest-earnings assets	145,093			144,418
Total assets	$2,005,878			$1,871,203
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,271,225	$7,278	1.15%	$1,252,962	$5,031	0.81%
Advances from FHLB and fed funds purchased	73,176	588	1.62%	37,209	112	0.61%
Other debt	—	—	—%	13,534	325	4.84%
Subordinated debentures	13,810	343	5.01%	18,023	395	4.42%
Securities sold under agreements to repurchase	12,839	24	0.38%	12,263	25	0.41%
Total interest-bearing liabilities	1,371,050	$8,233	1.21%	1,333,991	$5,888	0.89%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	416,114			368,341
Accrued interest and other liabilities	6,316			6,576
Total noninterest-bearing liabilities	422,430			374,917
Shareholders’ equity	212,398			162,295
Total liabilities and shareholders’ equity	$2,005,878			$1,871,203
Net interest rate spread(2)			3.10%			3.16%
Net interest income		$31,831			$29,040
Net interest margin(3)			3.43%			3.37%
(1) Includes average outstanding balances of loans held for sale of $1.8 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively.
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

48.

	For the Six Months Ended June 30, 2018 vs. 2017
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$7,932	$(3,063)	$4,869
Securities available for sale	995	(363)	632
Securities held to maturity	(378)	225	(153)
Nonmarketable equity securities	37	(171)	(134)
Interest-earning deposits in other banks	(991)	913	(78)
Total increase (decrease) in interest income	$7,595	$(2,459)	$5,136

Interest-bearing liabilities:
Interest-bearing deposits	$211	$2,036	$2,247
Advances from FHLB and fed funds purchased	583	(107)	476
Other debt	—	(325)	(325)
Subordinated debentures	(211)	159	(52)
Securities sold under agreements to repurchase	2	(3)	(1)
Total increase in interest expense	585	1,760	2,345
Increase (decrease) in net interest income	$7,010	$(4,219)	$2,791

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
The provision for loan losses for the six months ended June 30, 2018 was $1.3 million compared to $1.5 million for the six months ended June 30, 2017. The decrease in the provision expense resulted from a lower level of charge-offs during the period and relatively stable risk ratings and qualitative factors that contributed to the calculated reserve needed during the period. Net charge offs were $219,000 for the six months ended June 30, 2018 compared to $409,000 for the same period in 2017.
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
The following table presents components of noninterest income for the six months ended June 30, 2018 and 2017 and the period-over-period variations in the categories of noninterest income:

49.

	For the Six Months Ended June 30,		Increase (Decrease)
	2018	2017	2018 v. 2017
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,740	$1,815	$(75)
Merchant and debit card fees	1,700	1,523	177
Fiduciary income	777	693	84
Gain on sales of loans	1,234	901	333
Bank-owned life insurance income	261	231	30
Gain on sales of investment securities	(51)	25	(76)
Loan processing fee income	300	308	(8)
Other noninterest income	1,620	1,302	318
Total noninterest income	$7,581	$6,798	$783

Total noninterest income increased $783,000, or 11.5%, for the six months ended June 30, 2018 compared to the same period in 2017. Material changes in the components of noninterest income are discussed below.
Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $1.7 million for the six months ended June 30, 2018, compared to $1.5 million for the same period in 2017, an increase of $177,000, or 11.6%. The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during 2018.
Fiduciary income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division.  Fiduciary income was $777,000 for the six months ended June 30, 2018, compared to $693,000 for the six months ended June 30, 2017, an increase of $84,000, or 12.1%. Revenue for our services fluctuates by month with the market value for all publicly-traded assets held in our investment management and fiduciary accounts, while a flat percentage is charged for custody-only accounts based on the book value. The fair value of managed assets held as of June 30, 2018 was $281.6 million, of which $150.1 million or 53.3%, were in custody-only services. The fair value of managed assets held as of June 30, 2017 was $289.4 million, of which $173.1 million, or 59.8%, were in custody-only services. Revenue increased despite fewer managed assets due to a shift from custody-only to managed and fiduciary accounts, both of which generate a higher fee than do custody-only accounts. Additionally, a fee increase was implemented during the fourth of quarter of 2017 which impacts the income produced in 2018, compared to the prior year.
Gain on Sales of Loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 182 loans for $38.2 million for the six months ended June 30, 2018 compared to 160 loans for $29.4 million for the six months ended June 30, 2017. Gain on sale of loans was $1.2 million for the six months ended June 30, 2018, an increase of $333,000, or 37.0%, compared to $901,000 for the same period in 2017, which reflects an increase in mortgage volume and the number of loans sold.
Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $318,000, or 24.4%, for the six months ended June 30, 2018, compared to the same period in 2017 due primarily to the growth in our loan portfolio and increased mortgage origination volume causing an increase in fee income generated from loan administration fees and income from mortgage loan origination and processing fees.
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

50.

For the six months ended June 30, 2018, noninterest expense totaled $27.2 million, an increase of $3.3 million, or 13.6%, compared to $24.0 million for the six months ended June 30, 2017. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended June 30,		Increase (Decrease)
	2018	2017	2018 v. 2017
	(Dollars in thousands)
Employee compensation and benefits	$15,567	$13,427	$2,140
Non-staff expenses:
Occupancy expenses	3,859	3,614	245
Amortization	532	523	9
Software and Technology	1,213	1,000	213
FDIC insurance assessment fees	315	365	(50)
Legal and professional fees	1,601	780	821
Advertising and promotions	659	576	83
Telecommunication expense	306	284	22
ATM and debit card expense	568	513	55
Director and committee fees	547	507	40
Other noninterest expense	2,036	2,362	(326)
Total noninterest expense	$27,203	$23,951	$3,252

Material changes in the components of noninterest expense are discussed below.
Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $15.6 million for the six months ended June 30, 2018, an increase of $2.1 million, or 15.9%, compared to $13.4 million for the same period in 2017. The increase resulted from the addition of 54 full time equivalent employees, from 395 as of June 30, 2017 to 449 as of June 30, 2018, of which 25 new employees were related to the Westbound acquisition, nine were from our de novo locations in Austin and Fort Worth, Texas that were opened in the fourth quarter of 2017, and other employees that were added to support operational growth and our SBA department.
Software and Technology. Software and technology expenses increased $213,000, or 21.3%, from $1.0 million for the six months ended June 30, 2017 to $1.2 million for the six months ended June 30, 2018. The increase is attributable primarily to incremental processing fees resulting from growth in volume of our loan and deposit accounts.
FDIC Insurance Assessment Fees. FDIC assessment fees were $315,000 and $365,000 for the six months ended June 30, 2018 and 2017, respectively. The decrease of $50,000, or 13.7%, is due to lower assessment rates during 2018.
Legal and professional fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $1.6 million and $780,000 for the six months ended June 30, 2018 and 2017, respectively, an increase of $821,000, or 105.3%. The increase was due primarily to legal and accounting costs associated with the acquisition of Westbound. Merger related expenses for the six months ended June 30, 2018 were $737,000, of which $602,000 were for legal and professional expenses.
Advertising and Promotions. Advertising and promotion related expenses were $659,000 and $576,000 for the six months ended June 30, 2018 and 2017, respectively. The increase of $83,000, or 14.4%, was primarily due to increases in advertising expense in our growth markets, especially Dallas/Fort Worth, Central Texas and Houston.
ATM and debit card expenses. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $568,000 and $513,000, for the six months ending June 30, 2018

51.

and 2017, respectively. The expenses increased $55,000, or 10.7%, as a result of increased ATM and debit card usage by our customers.
Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense decreased to $2.0 million for the six months ended June 30, 2018, compared to $2.4 million for the same period in 2017, a decrease of $326,000, or 13.8%. The decrease was primarily due to stock appreciation rights expense of $318,000 for the six months ended June 30, 2017 that was recorded for the termination on certain stock appreciation rights, prior to our initial public offering, and there was no comparable expense during the first six months of 2018. Other decreases resulted from reductions in office supplies, club dues, debit and ATM card related losses and loan and filing expenses, quarter-over-quarter, partially offset by increases in insurance, training and education, meals and entertainment and stock option expenses.
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
For the six months ended June 30, 2018 and 2017, income tax expense totaled $2.0 million and $2.9 million, respectively. Our effective tax rates for the six months ended 2018 and 2017 were 17.94% and 28.22%, respectively.
Discussion and Analysis of Results of Operations for the Three Months Ended June 30, 2018 and 2017
Results of Operations
The following discussion and analysis of our results of operations compares our results of operations for the three months ended June 30, 2018 with the three months ended June 30, 2017. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.
Net earnings were $4.6 million for the three months ended June 30, 2018, as compared to $4.0 million for the three months ended June 30, 2017. Basic earnings per share were $0.41 for the three months ended June 30, 2018 compared to $0.40 during the prior period. Our second quarter net earnings were impacted by approximately $534,000 in nonrecurring expenses related to the acquisition of Westbound. Excluding the expenses related to our acquisition of Westbound, basic earnings per share during the second quarter of 2018 would be $0.46 per basic share.

52.

The following table presents key earnings data for the periods indicated:

	For the Three Months Ended June 30,
	2018	2017
	(Dollars in thousands, except per share data)
Net earnings	$4,634	$3,976
Net earnings per common share
-basic	0.41	0.40
-diluted	0.41	0.39
Net interest margin(1)	3.44%	3.40%
Net interest rate spread(2)	3.08%	3.17%
Return on average assets	0.90%	0.85%
Return on average equity	8.58%	8.85%
Average equity to average total assets	10.51%	9.55%
Dividend payout ratio(3)	34.22%	65.52%
(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3) The dividend payout ratio for the three months ended June 30, 2017 appears to be unusually high because prior to our IPO on May 9, 2017, cash dividends were paid twice per year, while cash dividends subsequent to our IPO are paid quarterly. Therefore, for the quarter ended June 30, 2017, cash dividends of $0.26 per share where paid for the first six months of 2017.

Net Interest Income
Net interest income, before the provision for loan losses, was $16.5 million compared to $14.8 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $1.7 million, or 11.2%. The increase in net interest income was comprised of a $3.2 million, or 18.2%, increase in interest income offset by a $1.6 million, or 52.6%, increase in interest expense. The growth in interest income was primarily attributable to a $190.7 million, or 15.0%, increase in average loans outstanding for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, and further improved by a 0.21% increase in the average yield on total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets, continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Central Texas markets and completion of the Westbound acquisition on June 1, 2018. The $1.6 million increase in interest expense for the three months ended June 30, 2018 was primarily related to a $34.7 million, or 2.8%, increase in average interest-bearing deposits over the same period in 2017, and an increase in the average rate of 0.41%. The majority of this increase was due to organic growth, primarily in money market accounts, driven in part by favorable rates that were offered in our Central Texas, Houston and Dallas/Fort Worth metroplex markets. For the three months ended June 30, 2018, net interest margin and net interest spread were 3.44% and 3.08%, respectively, compared to 3.40% and 3.17% for the same period in 2017, which reflects the increases in interest income discussed above relative to the increases in interest expense.
Average Balance Sheet Amounts, Interest Earned and Yield Analysis
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2018 and 2017, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

53.

	For the Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earnings assets:
Total loans(1)	$1,464,724	$18,242	5.00%	$1,273,989	$15,214	4.79%
Securities available for sale	248,422	1,492	2.41%	217,031	1,198	2.21%
Securities held to maturity	168,948	1,038	2.46%	184,524	1,123	2.44%
Nonmarketable equity securities	8,588	97	4.53%	5,774	64	4.45%
Interest-bearing deposits in other banks	30,340	157	2.08%	66,272	193	1.17%
Total interest-earning assets	1,921,022	$21,026	4.39%	1,747,590	$17,792	4.08%
Allowance for loan losses	(13,671)			(12,054)
Noninterest-earnings assets	147,812			144,489
Total assets	$2,055,163			$1,880,025
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,286,308	$4,004	1.25%	$1,251,623	$2,627	0.84%
Advances from FHLB and fed funds purchased	86,228	374	1.74%	25,163	44	0.70%
Other debt	—	—	—%	8,431	120	5.71%
Subordinated debentures	13,810	176	5.11%	16,750	188	4.50%
Securities sold under agreements to repurchase	14,043	13	0.37%	13,437	14	0.42%
Total interest-bearing liabilities	1,400,389	$4,567	1.31%	1,315,404	$2,993	0.91%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	431,709			377,994
Accrued interest and other liabilities	7,034			6,991
Total noninterest-bearing liabilities	438,743			384,985
Shareholders’ equity	216,031			179,636
Total liabilities and shareholders’ equity	$2,055,163			$1,880,025
Net interest rate spread(2)			3.08%			3.17%
Net interest income		$16,459			$14,799
Net interest margin(3)			3.44%			3.40%
(1) Includes average outstanding balances of loans held for sale of $1.9 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively.
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

54.

	For the Three Months Ended June 30, 2018 vs. 2017
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$9,528	$(6,500)	$3,028
Securities available for sale	756	(462)	294
Securities held to maturity	(384)	299	(85)
Nonmarketable equity securities	127	(94)	33
Interest-earning deposits in other banks	(746)	710	(36)
Total increase (decrease) in interest income	$9,281	$(6,047)	$3,234

Interest-bearing liabilities:
Interest-bearing deposits	$433	$944	$1,377
Advances from FHLB and fed funds purchased	1,062	(732)	330
Other debt	—	(120)	(120)
Subordinated debentures	(150)	138	(12)
Securities sold under agreements to repurchase	2	(3)	(1)
Total (decrease) increase in interest expense	1,347	227	1,574
Increase (decrease) in net interest income	$7,934	$(6,274)	$1,660

Provision for Loan Losses
The provision for loan losses for the three months ended June 30, 2018 was $650,000 compared to $800,000 for the three months ended June 30, 2017. The loan loss provision during both periods is directly related to loan growth during the respective period. Net charge offs were $135,000 for the three months ended June 30, 2018 compared to $203,000 for the same period in 2017.
Noninterest Income
The following table presents components of noninterest income for the three months ended June 30, 2018 and 2017 and the period-over-period variations in the categories of noninterest income:

	For the Three Months Ended June 30,		Increase (Decrease)
	2018	2017	2018 v. 2017
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$852	$938	$(86)
Merchant and debit card fees	871	791	80
Fiduciary income	379	343	36
Gain on sales of loans	678	472	206
Bank-owned life insurance income	135	114	21
Gain (loss) on sales of investment securities	(51)	25	(76)
Loan processing fee income	155	163	(8)
Other noninterest income	897	670	227
Total noninterest income	$3,916	$3,516	$400

55.

Total noninterest income increased $400,000, or 11.4%, for the three months ended June 30, 2018 compared to the same period in 2017. Material changes in the components of noninterest income are discussed below.
Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees constitute a significant and generally predictable component of our non-interest income. Service fee income was $852,000 for the three months ended June 30, 2018 compared to $938,000 for the same period in 2017, a decrease of $86,000, or 9.2%. The decrease was primarily due to lower insufficient fund income of approximately $76,000 from the same quarter in 2017, which resulted from increased usage of online banking and debit cards by customers, which limits the ability for deposit accounts to go into an overdrawn status.
Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $871,000 for the three months ended June 30, 2018 compared to $791,000 for the same period in 2017, an increase of $80,000, or 10.1%. The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during the second quarter of 2018.
Fiduciary income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $379,000 for the three months ended June 30, 2018, an increase of $36,000, or 10.5%, compared to $343,000 for the same period in 2017. Income increased primarily because the fees for our services fluctuate by month with the market value for all publicly-traded assets held in our investment management and fiduciary accounts, while a lower flat percentage is charged for custody-only assets based on the book value.  The fair value of managed assets held as of June 30, 2018 was $281.6 million, of which $150.1 million or 53.3%, were in custody-only services. The fair value of managed assets held as of June 30, 2017 was $289.4 million, of which $173.1 million, or 59.8%, were in custody-only services. Revenue increased despite fewer managed assets due to a shift from custody-only to managed and fiduciary accounts, both of which generate a higher fee than do custody-only accounts. Additionally, a fee increase was implemented during the fourth of quarter of 2017 which impacts the income produced in 2018, compared to the prior year.
Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 101 loans for $20.4 million for the three months ended June 30, 2018 compared to 82 loans for $15.1 million for the three months ended June 30, 2017. Gain on sale of loans was $678,000 for the three months ended June 30, 2018, an increase of $206,000, or 43.6%, compared to $472,000 for the same period in 2017, which reflects an increase in mortgage volume and the number of loans sold.
Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $227,000, or 33.9%, for the three months ended June 30, 2018 compared to the same period in 2017 due primarily to the growth in our loan portfolio and increased mortgage origination volume causing an increase in fee income generated from loan administration fees and income from mortgage loan origination and processing fees.
Noninterest Expense
For the three months ended June 30, 2018, noninterest expense totaled $14.1 million, an increase of $2.2 million, or 18.2%, compared to $11.9 million for the three months ended June 30, 2017. The following table presents, for the periods indicated, the major categories of noninterest expense:

56.

	For the Three Months Ended June 30,		Increase (Decrease)
	2018	2017	2018 v. 2017
	(Dollars in thousands)
Employee compensation and benefits	$7,789	$6,440	$1,349
Non-staff expenses:
Occupancy expenses	2,006	1,866	140
Amortization	275	259	16
Software and Technology	657	517	140
FDIC insurance assessment fees	159	174	(15)
Legal and professional fees	1,033	419	614
Advertising and promotions	380	335	45
Telecommunication expense	154	141	13
ATM and debit card expense	259	264	(5)
Director and committee fees	268	248	20
Other noninterest expense	1,089	1,243	(154)
Total noninterest expense	$14,069	$11,906	$2,163

Material changes in the components of noninterest expense are discussed below.
Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $7.8 million for the three months ended June 30, 2018, an increase of $1.3 million, or 20.9%, compared to $6.4 million for the same period in 2017. The increase was due primarily to the addition of 54 full time equivalent employees, from 395 as of June 30, 2017 to 449 as of June 30, 2018, of which 25 new employees were related to the Westbound acquisition, nine were from our de novo locations in Austin and Fort Worth, Texas that were opened in the fourth quarter of 2017, and other employees that were added to support operational growth and our SBA department.
Software and Technology Fees. Software and technology fees consist of fees paid to third parties for support of software and technology products. Software support fee expense was $657,000 for the three months ended June 30, 2018, compared to $517,000 for the same period in 2017, an increase of $140,000, or 27.1%. The increase resulted primarily from general increases in support and technology contract costs.
Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $1.0 million for the three months ended June 30, 2018, an increase of $614,000, or 146.5%, compared to $419,000 for the same period in 2017. The increase was primarily the result of legal and professional expenses incurred in connection with the acquisition of Westbound, which were $468,000 for the quarter.
Advertising and Promotions. Advertising and promotions were $380,000 and $335,000 for the three months ended June 30, 2018 and 2017, respectively. The increase of $45,000, or 13.4%, was primarily due to increases in advertising expense in our growth markets, especially Dallas/Forth Worth, Central Texas and Houston.
Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (e.g., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense decreased to $1.1 million for the three months ended June 30, 2018, compared to $1.2 million for the same period in 2017, a decrease of $154,000, or 12.4%. The decrease was primarily due to stock appreciation rights expense of $138,000 in the second quarter of 2017 that was recorded for the termination on certain stock appreciation rights, prior to our initial public offering, and there was no comparable expense during the second quarter of 2018. Other decreases resulted from reductions in office supplies, club dues, and loan and filing expenses, quarter-over-quarter, partially offset by increases in computer supplies, training and education, travel and lodging, meals and entertainment, and stock option expense.

57.

Income Tax Expense
For the three months ended June 30, 2018 and 2017, income tax expense totaled $1.0 million and $1.6 million, respectively. Our effective tax rates for the three months ended June 30, 2018 and 2017, were 18.07% and 29.11%, respectively.
Discussion and Analysis of Financial Condition as of June 30, 2018

Assets
Our total assets increased $282.0 million, or 14.4%, from $1.96 billion as of December 31, 2017 to $2.24 billion as of June 30, 2018. Our asset growth was primarily due to increases in our loan portfolio and completion of the acquisition of Westbound.

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
Our loan portfolio is the largest category of our earning assets. As of June 30, 2018, total loans were $1.59 billion, an increase of $233.9 million, or 17.2%, from the December 31, 2017 balance of $1.36 billion. In addition to these amounts, $1.7 million and $1.9 million in loans were classified as held for sale as of June 30, 2018 and December 31, 2017, respectively.
Total loans, excluding those held for sale, as a percentage of deposits, were 86.2% and 81.1% as of June 30, 2018 and December 31, 2017, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 71.0% and 69.3% as of June 30, 2018 and December 31, 2017, respectively.
The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2017 to June 30, 2018:

	As of June 30, 2018	As of December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial and industrial	$234,396	$197,508	$36,888	18.7%
Real estate:
Construction and development	211,745	196,774	14,971	7.6%
Commercial real estate	570,448	418,137	152,311	36.4%
Farmland	68,272	59,023	9,249	15.7%
1-4 family residential	392,940	374,371	18,569	5.0%
Multi-family residential	39,023	36,574	2,449	6.7%
Consumer and overdrafts	53,288	51,561	1,727	3.3%
Agricultural	23,362	25,596	(2,234)	(8.7)%
Total loans held for investment	$1,593,474	$1,359,544	$233,930	17.2%

Total loans held for sale	$1,731	$1,896	$(165)	(8.7)%
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the

58.

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
We had $12.1 million in nonperforming assets as of June 30, 2018, compared to $8.7 million as of December 31, 2017. We had $8.6 million in nonperforming loans as of June 30, 2018, compared to $4.0 million as of December 31, 2017. The $4.6 million, or 113.7%, increase in our nonperforming (nonaccrual) loans from December 31, 2017 to June 30, 2018 primarily relates to an increase in our nonaccrual commercial real estate portfolio resulting from one borrower with outstanding loan balances of $3.4 million and a general increase in our nonaccrual 1-4 family residential portfolio of $713,000, of which $440,000 is related to one borrower. We have one borrower as of June 30, 2018 with outstanding loan balances of $1.3 million that is past due more than 90 days and still accruing interest. This borrower is well collateralized, in the process of renewal and all contractual payments are expected to be received.

The following table presents information regarding nonperforming assets and loans as of:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$7,307	$4,004
Accruing loans 90 or more days past due	1,250	—
Total nonperforming loans	8,557	4,004
Other real estate owned:
Commercial real estate, construction and development, and farmland	903	758
Residential real estate	1,023	1,486
Total other real estate owned	1,926	2,244
Repossessed assets owned	1,624	2,466
Total other assets owned	3,550	4,710
Total nonperforming assets	$12,107	$8,714
Restructured loans-accruing	737	657
Ratio of nonperforming loans to total loans(1)(2)	0.54%	0.29%
Ratio of nonperforming assets to total assets	0.54%	0.44%
(1) Excludes loans held for sale of $1.7 million and $1.9 million as of June 30, 2018 and December 31, 2017, respectively.
(2) Restructured loans-nonaccrual are included in nonaccrual loans which are a component of nonperforming loans.

59.

The following table presents nonaccrual loans by category as of:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans by category:
Commercial and industrial	$71	$77
Real estate:
Commercial real estate	3,950	1,422
Farmland	246	163
1-4 family residential	2,650	1,937
Multi-family residential	—	217
Consumer	149	138
Agricultural	241	50
Total	$7,307	$4,004

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
We had one large multi-family loan with an outstanding balance of $18.0 million as of June 30, 2018 that was upgraded from Special Mention as of December 31, 2017 to a Pass rating as of June 30, 2018. This borrower was impacted by Hurricane Harvey in August 2017 and was unable to meet initial lease stabilization estimates that were made during loan underwriting. The borrower has made all payments as agreed and lease projections are adequate to satisfy minimum debt service coverage requirements.

60.

The following tables summarize the internal ratings of our loans as of:

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$231,884	$1,585	$927	$—	$—	$234,396
Real estate:
Construction and development	210,839	906	—	—	—	211,745
Commercial real estate	557,319	6,572	6,557	—	—	570,448
Farmland	67,901	52	319	—	—	68,272
1-4 family residential	391,447	648	845	—	—	392,940
Multi-family residential	37,768	1,255	—	—	—	39,023
Consumer	53,219	49	20	—	—	53,288
Agricultural	22,661	150	551	—	—	23,362
Total	$1,573,038	$11,217	$9,219	$—	$—	$1,593,474

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$196,890	$348	$270	$—	$—	$197,508
Real estate:
Construction and development	196,515	259	—	—	—	196,774
Commercial real estate	412,488	1,135	4,514	—	—	418,137
Farmland	58,623	226	174	—	—	59,023
1-4 family residential	373,154	442	775	—	—	374,371
Multi-family residential	16,073	20,284	217	—	—	36,574
Consumer	51,409	65	87	—	—	51,561
Agricultural	24,650	454	492	—	—	25,596
Total	$1,329,802	$23,213	$6,529	$—	$—	$1,359,544

Allowance for Loan Losses
We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Please see “Critical Accounting Policies-Allowance for Loan Losses.”
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

61.

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

As of June 30, 2018, the allowance for loan losses totaled $13.9 million, or 0.87%, of total loans, excluding those held for sale. As of December 31, 2017, the allowance for loan losses totaled $12.9 million, or 0.95%, of total loans, excluding those held for sale. The increase in allowance is due to general reserves for organic loan growth, specific allocations on impaired assets and slightly higher qualitative factors in general allocation in recognition of certain macroeconomic trends in commercial and industrial and commercial real estate lending. The decline is the percentage of the allowance for loan losses to total loans is a result of the acquisition of Westbound and related purchase accounting that required the acquired loans to be recorded at fair value.

62.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2018	2017	2017
	(Dollars in thousands)
Average loans outstanding(1)	$1,415,000	$1,253,670	$1,283,253
Gross loans outstanding at end of period(2)	1,593,474	1,296,843	1,359,544
Allowance for loan losses at beginning of the period	12,859	11,484	11,484
Provision for loan losses	1,250	1,450	2,850
Charge offs:
Commercial and industrial	51	48	1,080
Real Estate:
Construction and development	—	—	—
Commercial real estate	33	84	84
1-4 family residential	13	186	543
Consumer	143	158	344
Agriculture	1	4	242
Overdrafts	76	70	165
Total charge-offs	317	550	2,458
Recoveries:
Commercial and industrial	2		797
Real Estate:
Construction and development	—	—	—
1-4 family residential	50	21	23
Consumer	26	92	108
Overdrafts	20	28	55
Total recoveries	98	141	983
Net charge-offs	219	409	1,475
Allowance for loan losses at end of period	$13,890	$12,525	$12,859
Ratio of allowance to end of period loans(2)	0.87%	0.97%	0.95%
Ratio of net charge-offs to average loans(1)	0.02%	0.07%	0.11%
(1) Includes average outstanding balances of loans held for sale of $1.8 million, $2.8 million and $1.7 million for the six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017, respectively.
(2) Excludes loans held for sale of $1.7 million, $2.4 million and $1.9 million for the six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017, respectively.

The ratio of allowance for loan losses to non-performing loans has decreased from 321.1% at December 31, 2017 to 162.3% at June 30, 2018. Non-performing loans increased to $8.6 million at June 30, 2018 compared to $4.0 million at December 31, 2017, which is attributable primarily to increases in nonaccrual loans in our agricultural and commercial real estate portfolios.
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

63.

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

	As of June 30, 2018		As of December 31, 2017
	Amount	Percent to Total Loans	Amount	Percent to Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,742	12.54%	$1,581	12.29%
Real estate:
Construction and development	1,642	11.82%	1,724	13.41%
Commercial real estate	5,556	40.00%	4,585	35.66%
Farmland	648	4.67%	523	4.07%
1-4 family residential	2,832	20.39%	3,022	23.50%
Multi-family residential	698	5.03%	629	4.89%
Total real estate	11,376	81.91%	10,483	81.53%
Consumer	534	3.84%	608	4.73%
Agricultural	238	1.71%	187	1.45%
Total allowance for loan losses	$13,890	100.00%	$12,859	100.00%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2018, the carrying amount of our investment securities totaled $410.7 million, an increase of $3.7 million, or 0.9%, compared to $407.1 million as of December 31, 2017. Investment securities represented 18.3% and 20.7% of total assets as of June 30, 2018 and December 31, 2017, respectively.
Our investment portfolio consists of securities classified as available for sale and held to maturity. As of June 30, 2018, securities available for sale and securities held to maturity totaled $243.5 million and $167.2 million, respectively. As of December 31, 2017, securities available for sale and securities held to maturity totaled $232.4 million and $174.7 million, respectively. Held to maturity percentages represented 40.7% of our investment portfolio as of June 30, 2018 and 42.9% as of December 31, 2017. We generally seek to maintain 50.0% or less of our portfolio in held to maturity securities. We have the intent and ability to hold our held to maturity securities until maturity or call and any policy exceptions will be approved by our board of directors. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

64.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$18,784	$—	$643	$18,141
Municipal securities	161,506	1,089	1,786	160,809
Mortgage-backed securities	113,942	88	4,292	109,738
Collateralized mortgage obligations	124,435	61	3,253	121,243
Total	$418,667	$1,238	$9,974	$409,931

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$18,823	$64	$50	$18,837
Municipal securities	154,242	2,244	418	156,068
Mortgage-backed securities	114,497	199	2,023	112,673
Collateralized mortgage obligations	122,971	116	1,503	121,584
Total	$410,533	$2,623	$3,994	$409,162

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of June 30, 2018 and December 31, 2017, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.
Our management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. As of June 30, 2018, no OTTI was recorded.
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

	As of June 30, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$5,970	2.68%	$12,171	3.04%	$—	—%	$18,141	2.92%
Municipal securities	1,175	2.19%	20,335	2.91%	49,818	3.30%	89,921	2.97%	161,249	3.06%
Mortgage-backed securities	—	—%	51,091	2.45%	59,031	2.59%	—	—%	110,122	2.53%
Collateralized mortgage obligations	713	3.89%	70,067	2.63%	50,437	2.66%	—	—%	121,217	2.65%
Total	$1,888	2.83%	$147,463	2.61%	$171,457	2.85%	$89,921	2.97%	$410,729	2.93%

65.

	As of December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$6,129	2.67%	$12,708	3.04%	$—	—%	$18,837	2.92%
Municipal securities	2,663	2.18%	5,769	3.47%	42,711	3.73%	102,899	3.63%	154,042	3.63%
Mortgage-backed securities	—	—%	48,969	2.19%	63,735	2.59%	—	—%	112,704	2.42%
Collateralized mortgage obligations	307	4.24%	80,203	2.58%	40,963	2.57%	—	—%	121,473	2.58%
Total	$2,970	2.40%	$141,070	2.48%	$160,117	2.92%	$102,899	3.63%	$407,056	2.93%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 7.05 years with an estimated effective duration of 4.94 years as of June 30, 2018.
As of June 30, 2018 and December 31, 2017, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.
The average yield of our securities portfolio remained consistent at 2.93% as of June 30, 2018 and December 31, 2017. Municipal securities balance increased slightly from $154.0 million at a yield of 3.63%, as of December 31, 2017, to $161.2 million at a yield of 3.06% as of June 30, 2018; however, municipal securities represent only 39.3% of the total investment portfolio as of June 30, 2018, compared to 37.8% of the total investment portfolio as of December 31, 2017, and the decline in yield was offset by increases in yield in our mortgage-backed securities and collateralized mortgage obligations.

Deposits
We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of June 30, 2018 were $1.85 billion, an increase of $172.1 million, or 10.3%, compared to $1.68 billion as of December 31, 2017. Deposit growth was impacted in the second quarter of 2018 by the acquisition of Westbound on June 1, 2018.

66.

The following table presents the average balances on deposits for the periods indicated:

	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Now and interest-bearing demand accounts	$261,442	$258,356	$3,086	1.19%
Savings accounts	67,151	64,704	2,447	3.78%
Money market accounts	632,130	599,336	32,794	5.47%
Certificates and other time deposits	310,502	318,719	(8,217)	(2.58)%
Total interest-bearing deposits	1,271,225	1,241,115	30,110	2.43%
Noninterest-bearing demand accounts	416,114	384,049	32,065	8.35%
Total deposits	$1,687,339	$1,625,164	$62,175	3.83%

The aggregate amount of time deposits in denominations of $100,000 or more as of June 30, 2018 and December 31, 2017 was $247.0 million and $186.5 million, respectively.

The scheduled maturities of time deposits greater than $100,000 were as follows:

	As of June 30, 2018
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$62,189	1.36%
3 to 6 months	36,312	1.24%
6 to 12 months	67,067	1.35%
12 to 24 months	40,373	1.52%
24 to 36 months	14,773	1.88%
36 to 48 months	18,776	2.00%
Over 48 months	7,521	2.04%
Total	$247,011	1.47%

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2018 and December 31, 2017, total borrowing capacity of $496.0 million and $498.0 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within 5 years. As of June 30, 2018, approximately $1.13 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our FHLB borrowings by maturity and weighted average rate as of June 30, 2018:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$66,500	2.01%
90 days to less than one year	23,000	1.94%
One to three years	8,144	1.98%
After three to five years	23,000	1.22%
Total	$120,644	1.85%

67.

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2018 and December 31, 2017, $161.9 million and $143.0 million, respectively, were available under this arrangement. As of June 30, 2018, approximately $201.5 million in consumer and commercial and industrial loans were pledged as collateral. As of June 30, 2018 and December 31, 2017, no borrowings were outstanding under this arrangement.
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

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit and in March 2018, we renewed the loan agreement of our $25.0 million unsecured revolving line of credit. The line of credit bears

68.

interest at the prime rate, with quarterly interest payments, and matures in March 2019. As of June 30, 2018, there was no outstanding balance on the line of credit.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2018 and the year ended December 31, 2017, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2018 and December 31, 2017, we maintained three federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $55.0 million in federal funds. There were no funds under these lines of credit outstanding as of June 30, 2018 and December 31, 2017. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above provides an additional source of liquidity.
The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $2.06 billion for the six months ended June 30, 2018 and $1.90 billion for the year ended December 31, 2017.

	For the Six Months Ended	For the Year Ended
	June 30, 2018	December 31, 2017
Sources of Funds:
Deposits:
Noninterest-bearing	20.74%	20.22%
Interest-bearing	63.37%	65.34%
Advances from FHLB	3.65%	2.44%
Other debt	—%	0.35%
Subordinated denentures	0.69%	0.84%
Securities sold under agreements to repurchase	0.64%	0.70%
Accrued interest and other liabilities	0.32%	0.35%
Shareholders’ equity	10.59%	9.76%
Total	100.00%	100.00%

Uses of Funds:
Loans	69.88%	66.92%
Securities available for sale	12.13%	11.75%
Securities held to maturity	8.52%	9.61%
Nonmarketable equity securities	0.40%	0.38%
Federal funds sold	1.34%	2.51%
Interest-bearing deposits in other banks	0.50%	1.21%
Other noninterest-earning assets	7.23%	7.62%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	24.66%	23.63%
Average loans to average deposits	83.86%	78.96%

69.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $190.7 million, or 15.0%, for the six months ended June 30, 2018 compared to the same period in 2017. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.
As of June 30, 2018, we had $357.6 million in outstanding commitments to extend credit and $10.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2017, we had $326.9 million in outstanding commitments to extend credit and $8.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of June 30, 2018 and December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2018, we had cash and cash equivalents of $99.0 million, compared to $91.4 million as of December 31, 2017. The increase was primarily due to an increase in federal funds sold of $30.7 million, offset by a decrease in interest-bearing deposits of $20.6 million.

Capital Resources
Total shareholders’ equity increased to $239.7 million as of June 30, 2018, compared to $207.3 million as of December 31, 2017, an increase of $32.3 million, or 15.58%. The increase from December 31, 2017 was primarily the result of $9.0 million in net earnings for the six months ended June 30, 2018 and $28.7 million of common shares issued for the Westbound acquisition, offset by a change in accumulated other comprehensive loss of $3.3 million, related primarily to the increase in the unrealized losses on securities held for sale and by the payment of dividends of $3.2 million. The company's second quarter net earnings were impacted by approximately $534,000 in extraordinary expenses related to the acquisition of Westbound.
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of June 30, 2018 and December 31, 2017, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

70.

The following table presents our regulatory capital ratios as of:

	June 30, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc.

Total capital (to risk weighted assets)	$236,625	13.32%	$215,720	14.13%
Tier 1 capital (to risk weighted assets)	222,735	12.54%	202,861	13.29%
Tier 1 capital (to average assets)	222,735	11.04%	202,861	10.53%
Common equity tier 1 risk-based capital	212,425	11.96%	192,551	12.61%

Guaranty Bank & Trust

Total capital (to risk weighted assets)	$238,197	13.41%	$206,490	13.53%
Tier 1 capital (to risk weighted assets)	224,307	12.63%	193,631	12.68%
Tier 1 capital (to average assets)	224,307	11.12%	193,631	10.05%
Common equity tier 1 risk-based capital	224,307	12.63%	193,631	12.68%

Contractual Obligations
The following table summarizes contractual obligations and other commitments to make future payments as of June 30, 2018 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of June 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$251,648	$80,333	$36,862	$—	$368,843
Advances from FHLB	89,500	8,144	23,000	—	120,644
Subordinated debentures	1,000	2,500	—	10,310	13,810
Total	$342,148	$90,977	$59,862	$10,310	$503,297

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
Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

71.

	As of June 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$6,772	$12	$91	$3,556	$10,431
Commitments to extend credit	211,046	36,683	58,429	51,436	357,593
Total	$217,818	$36,695	$58,520	$54,992	$368,024

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

72.

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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	June 30, 2018		December 31, 2017
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
300	1.73%	(15.39)%	1.70%	(14.25)%
200	1.66%	(7.93)%	1.67%	(6.77)%
100	1.54%	(2.55)%	1.46%	(2.10)%
Base	—%	—%	—%	—%
-100	2.01%	0.16%	0.05%	(4.22)%

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

73.

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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30,		As of December 31,
	2018	2017	2017
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$239,658	$204,551	$207,345
Adjustments:
Goodwill	(32,019)	(18,742)	(18,742)
Core deposit intangible	(5,133)	(3,016)	(2,724)
Total tangible common equity	$202,506	$182,793	$185,879
Common shares outstanding(1)	11,960,772	11,058,956	11,058,956
Book value per common share	$20.04	$18.50	$18.75
Tangible book value per common share	$16.93	$16.53	$16.81
(1) Excludes the dilutive effect, if any, of 115,665, 82,529 and 60,273 shares of common stock issuable upon exercise of outstanding stock options as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively.
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

74.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity	$239,658	$207,345
Adjustments:
Goodwill	(32,019)	(18,742)
Core deposit intangible	(5,133)	(2,724)
Total tangible common equity	$202,506	$185,879
Tangible Assets
Total assets	$2,244,640	$1,962,624
Adjustments:
Goodwill	(32,019)	(18,742)
Core deposit intangible	$(5,133)	$(2,724)
Total tangible assets	$2,207,488	$1,941,158
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

75.

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

76.

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

Changes in internal control over financial reporting:
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

77.

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

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s combined results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against the Company could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect the Company’s reputation, even if resolved in the Company’s favor.

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors previously disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and other risks included in the Company’s filings with the SEC. The Company’s business could be harmed by any of these risks. The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

78.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated January 29, 2018, by and among Guaranty Bancshares, Inc., Guaranty Bank & Trust, N.A. and Westbound Bank (incorporated by reference to Exhibit 2.1 to Guaranty Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on January 29, 2018.)

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

101*
The following materials from Guaranty Bancshares’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

79.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: August 10, 2018	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: August 10, 2018	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

80.