Form 10-Q
period 2018-09-30
GUARANTY BANCSHARES INC /TX/
filed 2018-11-09
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

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

As of November 9, 2018, there were 11,889,009 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
	(Unaudited)	(Audited)
	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$38,483	$40,482
Federal funds sold	10,700	26,175
Interest-bearing deposits	4,868	24,771
Total cash and cash equivalents	54,051	91,428
Securities available for sale	232,378	232,372
Securities held to maturity	164,839	174,684
Loans held for sale	826	1,896
Loans, net	1,638,149	1,347,779
Accrued interest receivable	7,760	8,174
Premises and equipment, net	52,660	43,818
Other real estate owned	1,783	2,244
Cash surrender value of life insurance	25,747	19,117
Deferred tax asset	3,237	2,543
Core deposit intangible, net	4,919	2,724
Goodwill	32,160	18,742
Other assets	24,071	17,103
Total assets	$2,242,580	$1,962,624
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$479,405	$410,009
Interest-bearing	1,357,934	1,266,311
Total deposits	1,837,339	1,676,320
Securities sold under agreements to repurchase	11,107	12,879
Accrued interest and other liabilities	10,187	7,117
Federal Home Loan Bank advances	129,140	45,153
Subordinated debentures	12,810	13,810
Total liabilities	2,000,583	1,755,279

See accompanying notes to consolidated financial statements.
4.

GUARANTY BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
	(Unaudited)	(Audited)
	September 30, 2018	December 31, 2017
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 12,827,114 and 11,921,298 shares issued, and 11,964,472 and 11,058,956 shares outstanding, respectively	12,827	11,921
Additional paid-in capital	184,781	155,601
Retained earnings	75,590	66,037
Treasury stock, 862,642 and 862,342 shares at cost	(20,096)	(20,087)
Accumulated other comprehensive loss	(11,105)	(6,127)
Total shareholders' equity	241,997	207,345
Total liabilities and shareholders' equity	$2,242,580	$1,962,624

See accompanying notes to consolidated financial statements.
5.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$20,879	$15,486	$55,377	$45,115
Securities
Taxable	1,526	1,545	4,713	4,257
Nontaxable	966	919	2,812	2,761
Federal funds sold and interest-bearing deposits	304	215	837	960
Total interest income	23,675	18,165	63,739	53,093

Interest expense
Deposits	4,670	2,730	11,948	7,761
FHLB advances and federal funds purchased	593	157	1,181	294
Subordinated debentures	173	164	516	559
Other borrowed money	10	12	34	337
Total interest expense	5,446	3,063	13,679	8,951

Net interest income	18,229	15,102	50,060	44,142
Provision for loan losses	500	800	1,750	2,250
Net interest income after provision for loan losses	17,729	14,302	48,310	41,892

Noninterest income
Service charges	921	986	2,661	2,801
Net realized gain (loss) on securities transactions	1	—	(50)	25
Net realized gain on sale of loans	637	589	1,871	1,490
Other income	1,990	2,127	6,648	6,184
Total noninterest income	3,549	3,702	11,130	10,500

Noninterest expense
Employee compensation and benefits	8,156	6,729	23,723	20,156
Occupancy expenses	2,217	1,938	6,076	5,552
Other expenses	4,654	3,499	12,431	10,409
Total noninterest expense	15,027	12,166	42,230	36,117

Income before income taxes	6,251	5,838	17,210	16,275
Income tax provision	1,160	1,699	3,126	4,644
Net earnings	$5,091	$4,139	$14,084	$11,631
Basic earnings per share	$0.43	$0.37	$1.23	$1.17
Diluted earnings per share	$0.42	$0.37	$1.22	$1.16

See accompanying notes to consolidated financial statements.
6.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$5,091	$4,139	$14,084	$11,631
Other comprehensive income:
Unrealized (losses) gains on securities
Unrealized holding (losses) gains arising during the period	(1,592)	(264)	(6,104)	2,422
Amortization of net unrealized gains on held to maturity securities	6	23	28	58
Reclassification adjustment for net (gains) losses included in net earnings	(1)	—	50	(25)
Tax effect	334	92	1,271	(839)
Unrealized (losses) gains on securities, net of tax	(1,253)	(149)	(4,755)	1,616
Unrealized holding gains arising during the period on interest rate swaps	67	35	263	29
Total other comprehensive (loss) income	(1,186)	(114)	(4,492)	1,645
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	(486)	—
Comprehensive income	$3,905	$4,025	$9,106	$13,276

See accompanying notes to consolidated financial statements.
7.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Less: KSOP-Owned Shares	Total Shareholders’ Equity
For the Nine Months Ended September 30, 2017
Balance at December 31, 2016	$—	$9,616	$101,736	$57,160	$(20,111)	$(6,487)	$(31,661)	$110,253
Net earnings	—	—	—	11,631	—	—	—	11,631
Other comprehensive income	—	—	—	—	—	1,645	—	1,645
Terminated KSOP put option	—	—	—	—	—	—	34,300	34,300
Exercise of stock options	—	5	55	—	24	—	—	84
Sale of common stock	—	2,300	53,455	—	—	—	—	55,755
Stock based compensation	—	—	247	—	—	—	—	247
Net change in fair value of KSOP shares	—	—	—	—	—	—	(2,639)	(2,639)
Dividends:
Common - $0.39 per share	—	—	—	(4,013)	—	—	—	(4,013)
Balance at September 30, 2017	$—	$11,921	$155,493	$64,778	$(20,087)	$(4,842)	$—	$207,263

For the Nine Months Ended September 30, 2018
Balance at December 31, 2017	$—	$11,921	$155,601	$66,037	$(20,087)	$(6,127)	$—	$207,345
Net earnings	—	—	—	14,084	—	—	—	14,084
Other comprehensive loss	—	—	—	—	—	(4,492)	—	(4,492)
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	486	—	(486)	—	—
Exercise of stock options	—	6	134	—	—	—	—	140
Purchase of treasury stock	—	—	—	—	(9)	—	—	(9)
Issuance of common stock	—	900	28,668	—	—	—	—	29,568
Stock based compensation	—	—	378	—	—	—	—	378
Dividends:
Common - $0.43 per share	—	—	—	(5,017)	—	—	—	(5,017)
Balance at September 30, 2018	$—	$12,827	$184,781	$75,590	$(20,096)	$(11,105)	$—	$241,997

See accompanying notes to consolidated financial statements.
8.

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net earnings	$14,084	$11,631
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	2,457	2,385
Amortization	881	782
Deferred taxes	577	(214)
Premium amortization, net of discount accretion	3,247	3,581
Net realized gain on securities transactions	50	(25)
Gain on sale of loans	(1,871)	(1,490)
Provision for loan losses	1,750	2,250
Origination of loans held for sale	(56,276)	(50,230)
Proceeds from loans held for sale	59,217	50,883
Write-down of other real estate and repossessed assets	392	9
Net loss on sale of premises, equipment, other real estate owned and other assets	478	111
Stock based compensation	378	247
Net change in accrued interest receivable and other assets	(5,170)	1,680
Net change in accrued interest payable and other liabilities	1,768	1,624
Net cash provided by operating activities	21,962	23,224

Cash flows from investing activities
Securities available for sale:
Purchases	(124,914)	(313,177)
Proceeds from sales	111,813	213,813
Proceeds from maturities and principal repayments	20,697	18,925
Securities held to maturity:
Proceeds from sales	—	923
Proceeds from maturities and principal repayments	8,184	7,497
Cash paid in connection with acquisitions	(6,423)	—
Cash received from acquired banks	24,927	—
Net purchases of premises and equipment	(2,924)	(1,678)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	1,898	1,830
Net increase in loans	(138,024)	(64,438)
Net cash used in investing activities	(104,766)	(136,305)

Cash flows from financing activities
Net change in deposits	(20,402)	40,511
Net change in securities sold under agreements to repurchase	(1,772)	2,061
Proceeds from FHLB advances	325,000	60,000
Repayment of FHLB advances	(251,513)	(50,013)
Proceeds from other debt	—	2,000
Repayment of other debt	—	(20,286)
Repayments of debentures	(1,000)	(5,500)
Purchase of treasury stock	(9)	—

See accompanying notes to consolidated financial statements.
9.

GUARANTY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Nine Months Ended September 30,
	2018	2017
Exercise of stock options	140	84
Sale of common stock	—	55,755
Cash dividends	(5,017)	(4,013)
Net cash provided by financing activities	45,427	80,599
Net change in cash and cash equivalents	(37,377)	(32,482)
Cash and cash equivalents at beginning of period	91,428	127,543
Cash and cash equivalents at end of period	$54,051	$95,061

Supplemental disclosures of cash flow information
Interest paid	$13,137	$8,958
Income taxes paid	4,008	4,910

Supplemental schedule of noncash investing and financing activities
Transfer loans to other real estate owned and repossessed assets	591	992
Common stock issued in acquisitions	29,568	—
Transfer of KSOP shares	—	34,300
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	486	—
Net change in fair value of KSOP shares	—	2,639

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

KSOP Repurchase Right: In accordance with applicable provisions of the Internal Revenue Code, the terms of Guaranty’s employee stock ownership plan with 401(k) provisions (“KSOP”), provided that, for so long as Guaranty was a privately-held company without a public market for its common stock, KSOP participants would have the right, for a specified period of time, to require Guaranty to repurchase shares of its common stock that are distributed to them by the KSOP. This repurchase obligation terminated upon the consummation of Guaranty’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. However, because Guaranty was privately-held without a public market for its common stock as of and for the quarter ended March 31, 2017, the shares of common stock held by the KSOP are reflected in the Company’s consolidated statement of changes in shareholders' equity for the nine months ended September 30, 2017 in a column called “KSOP-owned shares”. As a result of the initial public offering, the consolidated statement of changes in shareholders' equity for the nine months ended September 30, 2017 includes an adjustment for the inclusion of such KSOP-owned shares in total shareholders' equity

(Continued)
11.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

as "terminated KSOP put option." For all periods following Guaranty’s initial public offering and continued listing of the Company’s common stock on the NASDAQ Global Select Market, the KSOP-owned shares are included in, and not deducted from, shareholders’ equity.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption of this ASU is permitted for all entities. We expect recorded assets and liabilities to increase upon adoption of the standard as it relates to operating leases in which we are the lessee.
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
13.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 2 - ACQUISITIONS

On close of business June 1, 2018, the Company acquired 100% of the outstanding shares of capital stock of Westbound Bank, a Texas banking association (“Westbound”), in exchange for a combination of cash and shares of the Company’s common stock amounting to total consideration of $35,991. Under the terms of the acquisition, the Company issued 899,816 shares of the Company’s common stock in exchange for 2,311,952 shares of Westbound, representing 100% of the outstanding shares of common and preferred stock of Westbound. With the acquisition, the Company has expanded its market into the Houston metropolitan region. Results of operations of the acquired company were included in the Company’s results beginning June 2, 2018. Acquisition-related costs of $1,101 and $365 are included in other operating expenses in the Company’s consolidated statement of earnings for the nine and three months ended September 30, 2018, respectively. The fair value of the common shares issued as part of the consideration paid for Westbound was determined based upon the closing price of the Company’s common shares on the acquisition date.

Goodwill of $13,418 arising from the acquisition of Westbound consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. None of the goodwill is expected to be deductible for income tax purposes. The following table summarizes the consideration paid for Westbound and the fair value of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:

Westbound
Cash	$6,423
Equity instruments	29,568
Fair Value of total consideration transferred	$35,991

Cash consideration includes contingent consideration related to an escrow agreement in which $1,750 was retained from amounts paid to Westbound shareholders for payment to Guaranty in the event that certain defined loan relationships experienced actual losses during the three year period following the close of the transaction on June 1, 2018. If the loans defined in the escrow agreement do experience losses, funds from the escrow account will be remitted to Guaranty. If the loans payoff or do not experience losses, funds from the escrow account will be remitted to Westbound shareholders according to terms set forth in the escrow agreement.

(Continued)
14.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition, June 1, 2018.

Westbound
Cash and due from banks	$24,927
Investment securities available for sale	15,264
Loans, net of discount	154,687
Accrued interest receivable	651
Premises and equipment	8,625
Nonmarketable equity securities	—
Core deposit intangible	2,700
Other assets	9,205
Total assets acquired	216,059

Non-interest bearing deposits	40,595
Interest bearing deposits	140,826
Federal Home Loan Bank advances	10,500
Accrued interest and other liabilities	1,565
Total liabilities assumed	193,486

Net assets acquired	22,573

Total consideration paid	35,991

Goodwill	$13,418

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

NOTE 3 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity as of September 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses:

(Continued)
15.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,762	$—	$648	$19,114
Municipal securities	15,814	—	451	15,363
Mortgage-backed securities	91,208	—	4,447	86,761
Collateralized mortgage obligations	115,125	—	3,985	111,140
Total available for sale	$241,909	$—	$9,531	$232,378

Held to maturity:
Municipal securities	$142,419	$710	$2,420	$140,709
Mortgage-backed securities	17,871	77	611	17,337
Collateralized mortgage obligations	4,549	46	45	4,550
Total held to maturity	$164,839	$833	$3,076	$162,596

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$18,823	$64	$50	$18,837
Municipal securities	7,746	—	200	7,546
Mortgage-backed securities	92,471	—	1,793	90,678
Collateralized mortgage obligations	116,809	5	1,503	115,311
Total available for sale	$235,849	$69	$3,546	$232,372

Held to maturity:
Municipal securities	$146,496	$2,244	$218	$148,522
Mortgage-backed securities	22,026	199	230	21,995
Collateralized mortgage obligations	6,162	111	—	6,273
Total held to maturity	$174,684	$2,554	$448	$176,790
Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company did not record any OTTI losses on any of its securities during the nine months ended September 30, 2018 or for the year ended December 31, 2017.

(Continued)
16.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of September 30, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2018	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(648)	$19,114	$—	$—	$(648)	$19,114
Municipal securities	(65)	7,557	(386)	7,289	(451)	14,846
Mortgage-backed securities	(469)	15,439	(3,978)	71,322	(4,447)	86,761
Collateralized mortgage obligations	(2,126)	68,879	(1,859)	42,261	(3,985)	111,140
Total available for sale	$(3,308)	$110,989	$(6,223)	$120,872	$(9,531)	$231,861

Held to maturity:
Municipal securities	$(1,633)	$75,935	$(787)	$20,088	$(2,420)	$96,023
Mortgage-backed securities	(232)	6,236	(379)	8,004	(611)	14,240
Collateralized mortgage obligations	(45)	2,363	—	—	(45)	2,363
Total held to maturity	$(1,910)	$84,534	$(1,166)	$28,092	$(3,076)	$112,626

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2017	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(50)	$8,019	$—	$—	$(50)	$8,019
Municipal securities	—	—	(200)	7,546	(200)	7,546
Mortgage-backed securities	(658)	42,881	(1,135)	47,797	(1,793)	90,678
Collateralized mortgage obligations	(1,091)	93,584	(412)	21,258	(1,503)	114,842
Total available for sale	$(1,799)	$144,484	$(1,747)	$76,601	$(3,546)	$221,085

Held to maturity:
Municipal securities	$(37)	$9,230	$(181)	$19,961	$(218)	$29,191
Mortgage-backed securities	(57)	6,499	(173)	9,747	(230)	16,246
Collateralized mortgage obligations	—	—	—	—	—	—
Total held to maturity	$(94)	$15,729	$(354)	$29,708	$(448)	$45,437

The number of investment positions in an unrealized loss position totaled 203 at September 30, 2018. The securities in a loss position were composed of tax-exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities. Management believes the unrealized loss on the remaining securities is a function of the movement of interest rates since the time of purchase. Based on evaluation of available evidence, including recent changes in interest rates, credit rating information and information obtained from regulatory filings, management

(Continued)
17.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment would be reduced and the resulting loss recognized in net income in the period the OTTI is identified. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be OTTI at September 30, 2018.
Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

As of September 30, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $233,559 and $245,600 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of available for sale securities and the associated gains and losses are listed below for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sales	$102,356	$199,974	$111,813	$214,736
Gross gains	4	—	4	38
Gross losses	(3)	—	(54)	(13)

During the nine months ended September 30, 2017, the Company sold three held-to-maturity municipal securities. The Company sold these municipal securities based upon internal credit analysis, under the belief that they had experienced significant deterioration in creditworthiness. The risk exposure presented by these municipalities had increased beyond acceptable levels, and the Company determined that it was reasonably possible that all amounts due would not be collected. The credit analysis determined that the municipalities had been significantly impacted because their tax bases are heavily reliant on the energy industry relative to other sectors of the economy. Specifically, the revenues of these municipalities have been adversely impacted by the significant decline in energy prices since 2014. The Company believes the sale of these securities were merited and permissible under the applicable accounting guidelines because of the significant deterioration in the creditworthiness of the issuers.

There were no held to maturity securities sold during the three or nine months ended September 30, 2018. Sale of securities held to maturity were as follows for:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Proceeds from sales	$—	$923
Amortized cost	—	907
Gross realized gains	—	16
Tax expense related to securities gains/losses	—	(4)

The contractual maturities at September 30, 2018 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

(Continued)
18.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	Available for Sale		Held to Maturity
September 30, 2018	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$769	$768
Due after one year through five years	11,234	10,926	19,153	19,244
Due after five years through ten years	16,668	16,262	42,448	42,774
Due after ten years	7,674	7,289	80,049	77,923
Mortgage-backed securities	91,208	86,761	17,871	17,337
Collateralized mortgage obligations	115,125	111,140	4,549	4,550
Total Securities	$241,909	$232,378	$164,839	$162,596

(Continued)
19.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	September 30, 2018	December 31, 2017
Commercial and industrial	$248,758	$197,508
Real estate:
Construction and development	229,307	196,774
Commercial real estate	599,153	418,137
Farmland	65,209	59,023
1-4 family residential	392,456	374,371
Multi-family residential	38,523	36,574
Consumer	53,947	51,267
Agricultural	24,184	25,596
Overdrafts	326	294
Total loans	1,651,863	1,359,544
Net of:
Deferred loan fees	727	1,094
Allowance for loan losses	(14,441)	(12,859)
Total net loans	$1,638,149	$1,347,779
The following tables present the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the nine months ended September 30, 2018, for the year ended December 31, 2017 and for the nine months ended September 30, 2017:

For the Nine Months Ended September 30, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Provision for loan losses	138	119	1,329	100	(161)	41	101	(3)	86	1,750
Loans charged-off	(66)	—	(32)	—	(19)	—	(175)	(2)	(117)	(411)
Recoveries	54	—	—	—	49	—	41	65	34	243
Ending balance	$1,707	$1,843	$5,882	$623	$2,891	$670	$569	$247	$9	$14,441
Allowance ending balance:
Individually evaluated for impairment	$315	$—	$61	$74	$4	$—	$—	$—	$—	$454
Collectively evaluated for impairment	1,392	1,843	5,821	549	2,887	670	569	247	9	13,987
Ending balance	$1,707	$1,843	$5,882	$623	$2,891	$670	$569	$247	$9	$14,441
Loans:
Individually evaluated for impairment	$1,584	$1,684	$6,360	$218	$1,571	$—	$—	$409	$—	$11,826
Collectively evaluated for impairment	247,174	227,623	592,793	64,991	390,885	38,523	53,947	23,775	326	1,640,037
Ending balance	$248,758	$229,307	$599,153	$65,209	$392,456	$38,523	$53,947	$24,184	$326	$1,651,863

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

The following tables summarize the credit exposure in the Company’s consumer and commercial loan portfolios as of:

September 30, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$246,621	$227,862	$587,603	$64,797	$391,556	$37,284	$54,183	$23,605	$1,633,511
Special mention	807	—	5,165	50	293	1,239	45	130	7,729
Substandard	1,330	1,445	6,385	362	607	—	45	449	10,623
Total	$248,758	$229,307	$599,153	$65,209	$392,456	$38,523	$54,273	$24,184	$1,651,863

December 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$196,890	$196,515	$412,488	$58,623	$373,154	$16,073	$51,409	$24,650	$1,329,802
Special mention	348	259	1,135	226	442	20,284	65	454	23,213
Substandard	270	—	4,514	174	775	217	87	492	6,529
Total	$197,508	$196,774	$418,137	$59,023	$374,371	$36,574	$51,561	$25,596	$1,359,544

(Continued)
22.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming as of:

September 30, 2018	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$450	$516	$489	$1,455	$247,303	$248,758	$—
Real estate:
Construction and development	94	56	501	651	228,656	229,307	—
Commercial real estate	1,590	3,311	85	4,986	594,167	599,153	—
Farmland	348	78	45	471	64,738	65,209	—
1-4 family residential	3,640	324	606	4,570	387,886	392,456	—
Multi-family residential	—	—	—	—	38,523	38,523	—
Consumer	418	47	45	510	53,437	53,947	—
Agricultural	—	—	—	—	24,184	24,184	—
Overdrafts	—	—	—	—	326	326	—
Total	$6,540	$4,332	$1,771	$12,643	$1,639,220	$1,651,863	$—

December 31, 2017	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$1,273	$93	$17	$1,383	$196,125	$197,508	$—
Real estate:
Construction and development	117	—	—	117	196,657	196,774	—
Commercial real estate	192	265	1,067	1,524	416,613	418,137	—
Farmland	139	—	6	145	58,878	59,023	—
1-4 family residential	3,998	416	800	5,214	369,157	374,371	—
Multi-family residential	—	—	217	217	36,357	36,574	—
Consumer	381	69	87	537	50,730	51,267	—
Agricultural	204	2	—	206	25,390	25,596	—
Overdrafts	—	—	—	—	294	294	—
Total	$6,304	$845	$2,194	$9,343	$1,350,201	$1,359,544	$—

The following table presents information regarding nonaccrual loans as of:

	September 30, 2018	December 31, 2017
Commercial and industrial	$565	$77
Real estate:
Commercial real estate	3,908	1,422
Farmland	190	163
1-4 family residential	2,867	1,937
Multi-family residential	—	217
Consumer	96	138
Agricultural	—	50
Total	$8,657	$4,004

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

The outstanding balances of TDRs are shown below:

	September 30, 2018	December 31, 2017
Nonaccrual TDRs	$—	$—
Performing TDRs	727	657
Total	$727	$657
Specific reserves on TDRs	$11	$17

The following tables present loans by class modified as TDRs that occurred during the nine months ended September 30, 2018, the twelve months ended December 31, 2017 and the nine months ended September 30, 2017:

Nine Months Ended September 30, 2018	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
1-4 family residential	1	$15	$15
Farmland	1	78	78
Total	2	$93	$93

There were no TDRs that have subsequently defaulted through September 30, 2018. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2018.

Year Ended December 31, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	2	$381	$364
1-4 family residential	1	11	11
Total	3	$392	$375

There were no TDRs that have subsequently defaulted through December 31, 2017. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the year ended December 31, 2017.

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

There were no TDRs that subsequently defaulted through September 30, 2017. The TDRs described above increase the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2017.

The following table presents information about the Company’s impaired loans as of:

September 30, 2018	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$786	$786	$—	$889
Real estate:
Construction and development	1,684	1,684	—	334
Commercial real estate	5,399	5,399	—	4,863
Farmland	73	73	—	67
1-4 family residential	1,466	1,466	—	1,077
Multi-family residential	—	—	—	71
Agricultural	409	409	—	472
Subtotal	9,817	9,817	—	7,773
With allowance recorded:
Commercial and industrial	798	798	315	252
Real estate:
Commercial real estate	961	961	61	470
Farmland	145	145	74	149
1-4 family residential	105	105	4	129
Agricultural	—	—	—	70
Subtotal	2,009	2,009	454	1,070
Total	$11,826	$11,826	$454	$8,843

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
During the nine months ended September 30, 2018 and 2017, total interest income and cash-based interest income recognized on impaired loans was minimal.

NOTE 5 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At September 30, 2018 and December 31, 2017, securities sold under agreements to repurchase totaled $11,107 and $12,879, respectively.

The Company has a $25,000 revolving line of credit, which had no outstanding balance at quarter end, bears interest at the prime rate, with interest payable quarterly, and matures in March 2019.

(Continued)
26.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Federal Home Loan Bank (FHLB) advances, as of September 30, 2018, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2018	2.21%	$80,000
2019	2.36%	39,500
2020	2.09%	6,500
2021	1.87%	1,500
2022	1.99%	1,500
		$129,000

Fixed rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2021	1.38%	140
		$129,140

(Continued)
27.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 6 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	September 30, 2018	December 31, 2017
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	2,500	3,500
	$12,810	$13,810

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

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at September 30, 2018 and December 31, 2017. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties. In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty’s initial public offering. A further $1,000 of other debentures matured and were paid off in full in July of this year. The remaining $2,000 of debentures were issued at par value of $500 each with rates ranging from 3.50% to 5.00% and maturity dates from December 31, 2018 to July 1, 2020. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

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

A summary of activity in the Plan during the nine months ended September 30, 2018 and 2017 follows:

Nine Months Ended September 30, 2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	471,442	$24.98	7.30	$2,696
Granted	90,000	32.59	9.72	—
Exercised	(6,000)	23.33	5.98	41
Forfeited	(11,800)	23.41	5.74	81
Balance, September 30, 2018	543,642	$26.29	7.10	$2,393

Exercisable at end of period	172,143	$24.16	5.79	$1,053

Nine Months Ended September 30, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	340,377	$23.43	7.34	$194
Granted	150,598	27.64	9.62	657
Exercised	(7,033)	11.94	4.48	141
Forfeited	(6,000)	23.17	7.13	53
Balance, September 30, 2017	477,942	$24.93	7.57	$3,376

Exercisable at end of period	98,044	$23.45	6.17	$838

(Continued)
30.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A summary of nonvested activity in the Plan during the nine months ended September 30, 2018 and 2017 follows:

Nine Months Ended September 30, 2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	336,798	$25.54	7.88	$1,747
Granted	90,000	32.59	9.72	—
Vested	(45,899)	25.64	7.93	228
Forfeited	(9,400)	23.41	5.74	81
Balance, September 30, 2018	371,499	$27.28	7.70	$1,340

Nine Months Ended September 30, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	250,700	$23.73	7.65	$69
Granted	150,598	27.64	9.62	657
Vested	(17,400)	23.13	7.91	154
Forfeited	(4,000)	23.17	7.13	53
Balance, September 30, 2017	379,898	$25.31	7.93	$2,538

Information related to the Plan is as follows for the nine months ended:

	September 30, 2018	September 30, 2017
Intrinsic value of options exercised	$41	$141
Cash received from options exercised	140	84
Weighted average fair value of options granted	5.62	5.40

As of September 30, 2018, there was $1,997 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.93 years.

The Company granted options under the Plan during the first nine months of 2018 and 2017. Expense of $378 and $247 was recorded during the nine months ended September 30, 2018 and 2017, respectively.

NOTE 8 - EMPLOYEE BENEFITS

KSOP
The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. At December 31, 2016, the plan included a repurchase obligation, or “put option”, which is a right to demand that the sponsor repurchase shares of employer stock distributed to the participant under the terms of the plan, for which there was no public market for such shares, at an established cash price. This put option was terminated upon completion of Guaranty’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. Guaranty’s total contributions accrued or paid during the nine months ended September 30, 2018 and 2017 totaled $856 and $739, respectively.

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
31.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

As of December 31, 2016, the fair value of common stock, held by the KSOP, was deducted from permanent shareholders’ equity in the consolidated statement of changes in shareholders equity, and reflected in a column between accumulated other comprehensive income and total shareholders’ equity. This presentation was necessary in order to recognize the put option within the KSOP-owned shares, consistent with SEC guidelines, because the Company was not yet publicly traded. The Company used a valuation by an external third party to determine the maximum possible cash obligation related to those securities. Increases or decreases in the value of the cash obligation were included in a separate line item in the consolidated statements of changes in shareholders’ equity. As described above, the put option was terminated upon completion of our initial public offering and the prior value of $34,300 is shown as “Terminated KSOP put option” in the consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2017.

As of September 30, 2018 and December 31, 2017, the number of shares held by the KSOP were 1,320,876 and 1,314,277, respectively. There were no unallocated shares to plan participants as of September 30, 2018 or as of December 31, 2017.  During the nine months ended September 30, 2017, the Company did not repurchase any shares from KSOP participants that received distributions of shares from the KSOP which were subject to the put option that applied to the KSOP shares before we were publicly traded. All shares held by the KSOP were treated as outstanding at each of the respective period ends.

Executive Incentive Retirement Plan
The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $25,747 and $19,117 as of September 30, 2018 and December 31, 2017, respectively.

Expense related to these plans totaled $419 and $381 for the nine months ended September 30, 2018 and 2017, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $3,678 and $2,420 as of September 30, 2018 and December 31, 2017, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan
The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The Bonus Plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the nine months ended September 30, 2018 and 2017 totaled $2,170 and $1,718, respectively and is included in employee compensation and benefits on the consolidated statements of earnings.

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

Income tax expense was as follows for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax expense for the period	$1,160	$1,699	$3,126	$4,644
Effective tax rate	18.56%	29.10%	18.16%	28.54%

The effective tax rates differ from the statutory federal tax rate of 21% for the nine months ended September 30, 2018 and 35.0% for the nine months ended September 30, 2017, respectively, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

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

Interest rate swaps with notional amounts totaling $5,000 as of September 30, 2018 and December 31, 2017, were designated as cash flow hedges of the debentures and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income.

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

(Continued)
33.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures was as follows as of:

September 30, 2018:
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	7.50	$174
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	4.08	$134

December 31, 2017:
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	8.25	$301
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	4.83	$270

Interest expense recorded on these swap transactions totaled $516 and $559 during the nine months ended September 30, 2018 and 2017, respectively, and is reported as a component of interest expense on the debentures. At September 30, 2018, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2018.

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

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2018 and December 31, 2017, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	September 30, 2018	December 31, 2017
Commitments to extend credit	$347,297	$326,879
Letters of credit	10,369	8,336

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

FHLB Letters of Credit
At September 30, 2018, the Company had letters of credit of $2,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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
The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions to be fully phased in by January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of September 30, 2018 and December 31, 2017 that the Bank met all capital adequacy requirements to which it was subject.
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
As of September 30, 2018 and December 31, 2017, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since September 30, 2018 that management believes have changed the Company’s category.
The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital at September 30, 2018 and December 31, 2017. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by

(Continued)
35.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total capital to risk-weighted assets:
Consolidated	$240,775	13.23%	$145,631	8.00%		n/a
Bank	240,590	13.22%	145,610	8.00%	$182,013	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	226,334	12.43%	109,223	6.00%		n/a
Bank	226,149	12.42%	109,208	6.00%	145,610	8.00%
Tier 1 capital to average assets:
Consolidated	226,334	10.29%	87,943	4.00%		n/a
Bank	226,149	10.29%	87,934	4.00%	109,918	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	216,024	11.87%	81,917	4.50%		n/a
Bank	226,149	12.42%	81,906	4.50%	118,308	6.50%

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital to risk-weighted assets:
Consolidated	$215,720	14.13%	$122,111	8.00%		n/a
Bank	206,490	13.53%	122,122	8.00%	$152,652	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	202,861	13.29%	91,583	6.00%		n/a
Bank	193,631	12.68%	91,591	6.00%	122,122	8.00%
Tier 1 capital to average assets:
Consolidated	202,861	10.53%	77,048	4.00%		n/a
Bank	193,631	10.05%	77,054	4.00%	96,318	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	192,551	12.61%	68,687	4.50%		n/a
Bank	193,631	12.68%	68,694	4.50%	99,224	6.50%

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of September 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$86,761	$—	$86,761	$—
Collateralized mortgage obligations	111,140	—	111,140	—
Municipal securities	15,363	—	15,363	—
Corporate bonds	19,114	—	19,114	—
Derivative instruments	(308)	—	(308)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	11,372	—	—	11,372
Other real estate owned	1,783	—	—	1,783

As of December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$90,678	$—	$90,678	$—
Collateralized mortgage obligations	115,311	—	115,311	—
Municipal securities	7,546	—	7,546	—
Corporate bonds	18,837	—	18,837	—
Derivative instruments	(571)	—	(571)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	6,206	—	—	6,206
Other real estate owned	2,244	—	—	2,244

There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2018 or for the year ended December 31, 2017.

Nonfinancial Assets and Nonfinancial Liabilities
Nonfinancial assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2018 and 2017 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

(Continued)
38.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	September 30, 2018	December 31, 2017	September 30, 2017
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$180	$1,082	$544
Charge-offs recognized in the allowance for loan losses	(23)	(195)	(175)
Fair value of other real estate owned remeasured at initial recognition	$157	$887	$369

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$599	$—	$—
Write-downs included in collection and other real estate owned expense	(56)	—	—
Fair value of other real estate owned remeasured subsequent to initial recognition	$543	$—	$—

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
September 30, 2018
Impaired loans	$11,372	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (19.9%)
Other real estate owned	$1,783	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2017
Impaired loans	$6,206	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (3.6%)
Other real estate owned	$2,244	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

(Continued)
39.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of September 30, 2018 and December 31, 2017, are as follows:

	Fair value measurements as of September 30, 2018 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$54,051	$54,051	$—	$—	$54,051
Marketable securities held to maturity	164,839	—	162,596	—	162,596
Loans, net	1,638,149	—	—	1,622,802	1,622,802
Accrued interest receivable	7,760	—	7,760	—	7,760
Nonmarketable equity securities	13,818	—	13,818	—	13,818
Cash surrender value of life insurance	25,747	—	25,747	—	25,747
Financial liabilities:
Deposits	$1,837,339	$1,443,080	$393,086	$—	$1,836,166
Securities sold under repurchase agreements	11,107	—	11,107	—	11,107
Accrued interest payable	1,464	—	1,464	—	1,464
Federal Home Loan Bank advances	129,140	—	128,853	—	128,853
Subordinated debentures	12,810	—	10,662	—	10,662

	Fair value measurements as of December 31, 2017 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$91,428	$91,428	$—	$—	$91,428
Marketable securities held to maturity	174,684	—	176,790	—	176,790
Loans, net	1,347,779	—	—	1,346,361	1,346,361
Accrued interest receivable	8,174	—	8,174	—	8,174
Nonmarketable equity securities	9,453	—	9,453	—	9,453
Cash surrender value of life insurance	19,117	—	19,117	—	19,117
Financial liabilities:
Deposits	$1,676,320	$1,378,467	$297,978	$—	$1,676,445
Securities sold under repurchase agreements	12,879	—	12,879	—	12,879
Accrued interest payable	922	—	922	—	922
Federal Home Loan Bank advances	45,153	—	44,722	—	44,722
Subordinated debentures	13,810	—	11,495	—	11,495

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

(Continued)
41.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net earnings (basic)	$5,091	$4,139	$14,084	$11,631
Net earnings (diluted)	$5,091	$4,139	$14,084	$11,631

Denominator:
Weighted-average shares outstanding (basic)	11,962,654	11,058,956	11,452,968	9,951,767
Effect of dilutive securities:
Common stock equivalent shares from stock options	70,780	105,473	100,539	75,505
Weighted-average shares outstanding (diluted)	12,033,434	11,164,429	11,553,507	10,027,272

Net earnings per share
Basic	$0.43	$0.37	$1.23	$1.17
Diluted	$0.42	$0.37	$1.22	$1.16

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
We currently operate 32 banking locations in the East Texas, Dallas/Fort Worth, Central Texas and Greater Houston regions of the state. Our principal executive office is located at 201 South Jefferson Street, Mount Pleasant, Texas 75455, and our telephone number is (888) 572-9881. Our website address is www.gnty.com. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.
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
Certain Events Affect Year-over-Year Comparability
Acquisition of Westbound Bank. The Company completed the acquisition of Westbound Bank (Westbound), a Texas banking association, on June 1, 2018. This acquisition increased total assets by $216.1 million, loans, net of discount, by $154.7 million and deposits by $181.4 million. The comparability of the Company’s consolidated financial condition as of December 31, 2017 and September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and September 30, 2017 are affected by this acquisition.

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
Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. As of September 30, 2018 and December 31, 2017, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
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

Discussion and Analysis of Results of Operations for the Nine Months Ended September 30, 2018 and 2017
Results of Operations
The following discussion and analysis of our results of operations compares our results of operations for the nine months ended September 30, 2018 with the nine months ended September 30, 2017. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.
Net earnings were $14.1 million for the nine months ended September 30, 2018, as compared to $11.6 million for the nine months ended September 30, 2017. The following table presents key earnings data for the periods indicated:

46.

	For the Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands, except per share data)
Net earnings	$14,084	$11,631
Net earnings per common share
-basic	1.23	1.17
-diluted	1.22	1.16
Net interest margin(1)	3.46%	3.37%
Net interest rate spread(2)	3.12%	3.15%
Return on average assets	0.90%	0.82%
Return on average equity	8.43%	8.74%
Average equity to average total assets	10.69%	9.42%
Dividend payout ratio	34.96%	33.33%
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
Net interest income, before the provision for loan losses, was $50.1 million compared to $44.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively, an increase of $5.9 million, or 13.4%. The increase in net interest income was comprised of a $10.6 million, or 20.1%, increase in interest income offset by a $4.7 million, or 52.8%, increase in interest expense. The growth in interest income was primarily attributable to a $214.6 million, or 16.9%, increase in average loans outstanding for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, further improved by a 0.24% increase in the average yield on total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets, continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Central Texas markets and the acquisition of Westbound on June 1, 2018. The $4.7 million increase in interest expense for the nine months ended September 30, 2018 was primarily related to a $62.7 million, or 5.0%, increase in average interest-bearing deposits and a $46.5 million, or 111.7%, increase in Federal Home Loan Bank advances over the same period in 2017. The majority of the average deposit balance increase was due to organic growth, primarily in time deposit and money market accounts, driven in part by favorable rates that were offered in our Central Texas, Houston and Dallas/Fort Worth metroplex markets and the acquisition of Westbound. For the nine months ended September 30, 2018, net interest margin and net interest spread were 3.46% and 3.12%, respectively, compared to 3.37% and 3.15% for the same period in 2017, which reflects the increases in interest income discussed above relative to the increases in interest expense.
Average Balance Sheet Amounts, Interest Earned and Yield Analysis
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2018 and 2017, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

47.

	For the Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earnings assets:
Total loans(1)	$1,483,961	$55,377	4.99%	$1,269,387	$45,115	4.75%
Securities available for sale	237,619	4,400	2.48%	216,908	3,678	2.27%
Securities held to maturity	169,211	3,125	2.47%	184,269	3,340	2.42%
Nonmarketable equity securities	8,826	300	4.54%	7,012	379	7.23%
Interest-bearing deposits in other banks	35,437	537	2.03%	72,948	581	1.06%
Total interest-earning assets	1,935,054	$63,739	4.40%	1,750,524	$53,093	4.06%
Allowance for loan losses	(13,589)			(12,040)
Noninterest-earnings assets	161,855			144,937
Total assets	$2,083,320			$1,883,421
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,306,244	$11,948	1.22%	$1,243,536	$7,761	0.83%
Advances from FHLB and fed funds purchased	88,200	1,181	1.79%	41,661	294	0.94%
Other debt	—	—	—%	8,973	300	4.48%
Subordinated debentures	13,477	516	5.12%	16,607	559	4.50%
Securities sold under agreements to repurchase	12,749	34	0.36%	12,937	37	0.38%
Total interest-bearing liabilities	1,420,670	$13,679	1.29%	1,323,714	$8,951	0.90%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	432,871			375,655
Accrued interest and other liabilities	7,120			6,650
Total noninterest-bearing liabilities	439,991			382,305
Shareholders’ equity	222,659			177,402
Total liabilities and shareholders’ equity	$2,083,320			$1,883,421
Net interest rate spread(2)			3.12%			3.15%
Net interest income		$50,060			$44,142
Net interest margin(3)			3.46%			3.37%
(1) Includes average outstanding balances of loans held for sale of $1.8 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively.
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

48.

	For the Nine Months Ended September 30, 2018 vs. 2017
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$10,706	$(444)	$10,262
Securities available for sale	513	209	722
Securities held to maturity	(372)	157	(215)
Nonmarketable equity securities	82	(161)	(79)
Interest-earning deposits in other banks	(760)	716	(44)
Total increase (decrease) in interest income	$10,169	$477	$10,646

Interest-bearing liabilities:
Interest-bearing deposits	$767	$3,420	$4,187
Advances from FHLB and fed funds purchased	833	54	887
Other debt	—	(300)	(300)
Subordinated debentures	(160)	117	(43)
Securities sold under agreements to repurchase	(1)	(2)	(3)
Total increase in interest expense	1,439	3,289	4,728
Increase (decrease) in net interest income	$8,730	$(2,812)	$5,918

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
The provision for loan losses for the nine months ended September 30, 2018 was $1.8 million compared to $2.3 million for the nine months ended September 30, 2017. The decrease in the provision expense resulted from a lower level of charge-offs during the period and relatively stable risk ratings and qualitative factors that contributed to the calculated reserve needed during the period. Net charge offs were $168,000 for the nine months ended September 30, 2018 compared to $1.2 million for the same period in 2017.
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
The following table presents components of noninterest income for the nine months ended September 30, 2018 and 2017 and the period-over-period variations in the categories of noninterest income:

49.

	For the Nine Months Ended September 30,		Increase (Decrease)
	2018	2017
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,661	$2,801	$(140)
Merchant and debit card fees	2,637	2,301	336
Fiduciary income	1,179	1,055	124
Gain on sales of loans	1,871	1,490	381
Bank-owned life insurance income	418	347	71
Gain (loss) on sales of investment securities	(50)	25	(75)
Loan processing fee income	458	454	4
Other noninterest income	1,956	2,027	(71)
Total noninterest income	$11,130	$10,500	$630

Total noninterest income increased $630,000, or 6.0%, for the nine months ended September 30, 2018 compared to the same period in 2017. Material changes in the components of noninterest income are discussed below.
Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees constitute a significant and generally predictable component of our non-interest income. Service fee income was $2.7 million for the nine months ended September 30, 2018 compared to $2.8 million for the same period in 2017, a decrease of $140,000, or 5.0%. The decrease, despite an increase in deposit accounts, was primarily due to lower insufficient fund income in the current year, which resulted from increased usage of online banking and debit cards by customers, which limits the ability for deposit accounts to go into an overdrawn status.
Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $2.6 million for the nine months ended September 30, 2018, compared to $2.3 million for the same period in 2017, an increase of $336,000, or 14.6%. The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during 2018.
Fiduciary Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division.  Fiduciary income was $1.2 million for the nine months ended September 30, 2018, compared to $1.1 million for the nine months ended September 30, 2017, an increase of $124,000, or 11.8%. Revenue for our services fluctuates by month with the market value for all publicly-traded assets held in our investment management and fiduciary accounts, while a flat percentage is charged for custody-only accounts based on the book value. The fair value of managed assets held as of September 30, 2018 was $297.8 million, of which $149.0 million or 50.0%, were in custody-only services. The fair value of managed assets held as of September 30, 2017 was $304.7 million, of which $173.9 million, or 57.1%, were in custody-only services. Revenue increased despite fewer managed assets due to a shift from custody-only to managed and fiduciary accounts, both of which generate a higher fee than do custody-only accounts. Additionally, a fee increase was implemented during the fourth of quarter of 2017 which impacts the income produced in 2018, compared to the prior year.
Gain on Sales of Loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 281 loans for $59.2 million for the nine months ended September 30, 2018 compared to 270 loans for $49.4 million for the nine months ended September 30, 2017. Gain on sale of loans was $1.9 million for the nine months ended September 30, 2018, an increase of $381,000, or 25.6%, compared to $1.5 million for the same period in 2017, which reflects an increase in mortgage volume and the number of loans sold.
Bank-owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $71,000, or 20.5%, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the purchase of $625,000 and $225,000 of additional bank owned life insurance in the fourth quarter of 2017 and the first quarter of 2018, respectively.

50.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income decreased $71,000, or 3.5%, for the nine months ended September 30, 2018, compared to the same period in 2017 due primarily to a write down in the value of repossessed assets of $335,000, and a decline in the fair value of our SBA servicing asset by $164,000, primarily resulting from the payoff of several large loans. Other categories of noninterest income increased with the continued growth of the bank.
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
For the nine months ended September 30, 2018, noninterest expense totaled $42.2 million, an increase of $6.1 million, or 16.9%, compared to $36.1 million for the nine months ended September 30, 2017. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2018	2017
	(Dollars in thousands)
Employee compensation and benefits	$23,723	$20,156	$3,567
Non-staff expenses:
Occupancy expenses	6,076	5,552	524
Amortization	881	781	100
Software and Technology	1,849	1,533	316
FDIC insurance assessment fees	479	527	(48)
Legal and professional fees	2,549	1,472	1,077
Advertising and promotions	994	879	115
Telecommunication expense	476	412	64
ATM and debit card expense	857	766	91
Director and committee fees	802	760	42
Other noninterest expense	3,544	3,279	265
Total noninterest expense	$42,230	$36,117	$6,113

Material changes in the components of noninterest expense are discussed below.
Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $23.7 million for the nine months ended September 30, 2018, an increase of $3.6 million, or 17.7%, compared to $20.2 million for the same period in 2017. The increase resulted from the addition of 57 full time equivalent employees, from 397 as of September 30, 2017 to 454 as of September 30, 2018, of which 28 new employees were related to the Westbound acquisition, nine were from our de novo locations in Austin and Fort Worth, Texas that were opened in the fourth quarter of 2017, and other employees that were added to support operational growth and our SBA department.
Occupancy Expenses. Occupancy expenses were $6.1 million for the nine months ended September 30, 2018, compared to $5.6 million for the same period in 2017, an increase of $524,000, or 9.4%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $2.2 million for the nine months ended September 30, 2018. The increase was due primarily to increased lease expense from the new locations in Austin and Fort Worth, as well as additional building maintenance and utility costs.

51.

Amortization. Amortization expenses increased $100,000, or 12.8%, from $781,000 for the nine months ended September 30, 2017 to $881,000 for the nine months ended September 30, 2018. The increase is due to the amortization of deposit premiums associated with the Westbound acquisition on June 1, 2018.
Software and Technology. Software and technology expenses increased $316,000, or 20.6%, from $1.5 million for the nine months ended September 30, 2017 to $1.8 million for the nine months ended September 30, 2018. The increase is attributable primarily to incremental processing fees resulting from growth in volume of our loan and deposit accounts.
Legal and professional fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $2.5 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $1.1 million, or 73.2%. The increase was due primarily to legal and accounting costs associated with the acquisition of Westbound. Merger related expenses for the nine months ended September 30, 2018 were $1.1 million, of which $878,000 were for legal and professional expenses.
Advertising and Promotions. Advertising and promotion related expenses were $994,000 and $879,000 for the nine months ended September 30, 2018 and 2017, respectively. The increase of $115,000, or 13.1%, was primarily due to increases in advertising expense in our growth markets, especially Dallas/Fort Worth, Central Texas and Houston.
ATM and debit card expenses. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $857,000 and $766,000, for the nine months ending September 30, 2018 and 2017, respectively. The expenses increased $91,000, or 11.9%, as a result of increased ATM and debit card usage by our customers.
Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (e.g., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased to $3.5 million for the nine months ended September 30, 2018, compared to $3.3 million for the same period in 2017, an increase of $265,000, or 8.1%. The increase was primarily due to increases in loan and filing expenses of $100,000, travel and lodging of $98,000, check charges paid by the bank of $37,000 and losses incurred on the sale of assets of $37,000. Other increases resulted from escalations in computer supplies and meals and entertainment period-over-period, partially offset by decreases in expenses incurred on losses sustained, office supplies, club dues and subscriptions.
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
For the nine months ended September 30, 2018 and 2017, income tax expense totaled $3.1 million and $4.6 million, respectively. Our effective tax rates for the nine months ended 2018 and 2017 were 18.16% and 28.54%, respectively. The decline in income tax expense and effective tax rates were due to passage of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%.
Discussion and Analysis of Results of Operations for the Three Months Ended September 30, 2018 and 2017
Results of Operations
The following discussion and analysis of our results of operations compares our results of operations for the three months ended September 30, 2018 with the three months ended September 30, 2017. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

52.

Net earnings were $5.1 million for the three months ended September 30, 2018, as compared to $4.1 million for the three months ended September 30, 2017. Basic earnings per share were $0.43 for the three months ended September 30, 2018 compared to $0.37 during the same period in 2017. Our third quarter net earnings were impacted by approximately $365,000 in nonrecurring expenses related to the acquisition of Westbound. Excluding the nonrecurring expenses related to our acquisition of Westbound, basic earnings per share during the third quarter of 2018 would be $0.46.

53.

The following table presents key earnings data for the periods indicated:

	For the Three Months Ended September 30,
	2018	2017
	(Dollars in thousands, except per share data)
Net earnings	$5,091	$4,139
Net earnings per common share
-basic	0.43	0.37
-diluted	0.42	0.37
Net interest margin(1)	3.50%	3.38%
Net interest rate spread(2)	3.12%	3.13%
Return on average assets	0.91%	0.87%
Return on average equity	8.39%	7.99%
Average equity to average total assets	10.86%	10.86%
Dividend payout ratio	35.25%	34.73%
(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Net Interest Income
Net interest income, before the provision for loan losses, was $18.2 million compared to $15.1 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $3.1 million, or 20.7%. The increase in net interest income was comprised of a $5.5 million, or 30.3%, increase in interest income offset by a $2.4 million, or 77.8%, increase in interest expense. The growth in interest income was primarily attributable to a $317.9 million, or 24.4%, increase in average loans outstanding for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, and further improved by a 0.40% increase in the average yield on total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets, continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Central Texas markets and completion of the Westbound acquisition on June 1, 2018. The $2.4 million increase in interest expense for the three months ended September 30, 2018 was primarily related to a $150.1 million, or 12.3%, increase in average interest-bearing deposits over the same period in 2017, and an increase in the average rate of 0.47%. The majority of this increase was due to organic growth, primarily in certificates of deposit accounts, driven in part by favorable rates that were offered in our Central Texas, Houston and Dallas/Fort Worth metroplex markets and the acquisition of Westbound. For the three months ended September 30, 2018, net interest margin and net interest spread were 3.50% and 3.12%, respectively, compared to 3.38% and 3.13% for the same period in 2017, which reflects the increases in interest income discussed above relative to the increases in interest expense.
Average Balance Sheet Amounts, Interest Earned and Yield Analysis
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2018 and 2017, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

54.

	For the Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earnings assets:
Total loans(1)	$1,618,199	$20,879	5.12%	$1,300,307	$15,486	4.72%
Securities available for sale	239,993	1,465	2.42%	245,409	1,376	2.22%
Securities held to maturity	166,080	1,026	2.45%	180,737	1,088	2.39%
Nonmarketable equity securities	10,351	115	4.41%	6,541	59	3.58%
Interest-bearing deposits in other banks	32,545	190	2.32%	40,997	156	1.51%
Total interest-earning assets	2,067,168	$23,675	4.54%	1,773,991	$18,165	4.06%
Allowance for loan losses	(14,096)			(12,492)
Noninterest-earnings assets	182,587			145,958
Total assets	$2,235,659			$1,907,457
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,375,138	$4,670	1.35%	$1,224,991	$2,730	0.88%
Advances from FHLB and fed funds purchased	117,758	593	2.00%	50,420	157	1.24%
Subordinated debentures	12,821	173	5.35%	13,821	164	4.71%
Securities sold under agreements to repurchase	12,571	10	0.32%	14,262	12	0.33%
Total interest-bearing liabilities	1,518,288	$5,446	1.42%	1,303,494	$3,063	0.93%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	465,838			390,043
Accrued interest and other liabilities	8,705			6,798
Total noninterest-bearing liabilities	474,543			396,841
Shareholders’ equity	242,828			207,122
Total liabilities and shareholders’ equity	$2,235,659			$1,907,457
Net interest rate spread(2)			3.12%			3.13%
Net interest income		$18,229			$15,102
Net interest margin(3)			3.50%			3.38%
(1) Includes average outstanding balances of loans held for sale of $1.9 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively.
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

55.

	For the Three Months Ended September 30, 2018 vs. 2017
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$16,273	$(10,880)	$5,393
Securities available for sale	(131)	220	89
Securities held to maturity	(359)	297	(62)
Nonmarketable equity securities	168	(112)	56
Interest-earning deposits in other banks	(196)	230	34
Total increase (decrease) in interest income	$15,755	$(10,245)	$5,510

Interest-bearing liabilities:
Interest-bearing deposits	$2,023	$(83)	$1,940
Advances from FHLB and fed funds purchased	1,345	(909)	436
Other debt	—	—	—
Subordinated debentures	(54)	63	9
Securities sold under agreements to repurchase	(5)	3	(2)
Total (decrease) increase in interest expense	3,309	(926)	2,383
Increase (decrease) in net interest income	$12,446	$(9,319)	$3,127

Provision for Loan Losses
The provision for loan losses for the three months ended September 30, 2018 was $500,000 compared to $800,000 for the three months ended September 30, 2017. The loan loss provision during both periods is directly related to loan growth during the respective period, and partially offset in the current period by fewer net charge-offs. Net recoveries were $51,000 for the three months ended September 30, 2018 compared to net charge-offs of $797,000 for the same period in 2017.
Noninterest Income
The following table presents components of noninterest income for the three months ended September 30, 2018 and 2017 and the period-over-period variations in the categories of noninterest income:

	For the Three Months Ended September 30,		Increase (Decrease)
	2018	2017
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$921	$986	$(65)
Merchant and debit card fees	937	778	159
Fiduciary income	402	362	40
Gain on sales of loans	637	589	48
Bank-owned life insurance income	157	116	41
Gain on sales of investment securities	1	—	1
Loan processing fee income	158	146	12
Other noninterest income	336	725	(389)
Total noninterest income	$3,549	$3,702	$(153)

56.

Total noninterest income decreased $153,000, or 4.1%, for the three months ended September 30, 2018 compared to the same period in 2017. Material changes in the components of noninterest income are discussed below.
Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees constitute a significant and generally predictable component of our non-interest income. Service fee income was $921,000 for the three months ended September 30, 2018 compared to $986,000 for the same period in 2017, a decrease of $65,000, or 6.6%. The decrease was primarily due to lower insufficient fund income of approximately $72,000 from the same quarter in 2017, which resulted from increased usage of online banking and debit cards by customers, which limits the ability for deposit accounts to go into an overdrawn status.
Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $937,000 for the three months ended September 30, 2018 compared to $778,000 for the same period in 2017, an increase of $159,000, or 20.4%. The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during the third quarter of 2018.
Fiduciary Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $402,000 for the three months ended September 30, 2018, an increase of $40,000, or 11.0%, compared to $362,000 for the same period in 2017. Income increased primarily because the fees for our services fluctuate by month with the market value for all publicly-traded assets held in our investment management and fiduciary accounts, while a lower flat percentage is charged for custody-only assets based on the book value.  The fair value of managed assets held as of September 30, 2018 was $297.8 million, of which $149.0 million or 50.0%, were in custody-only services. The fair value of managed assets held as of September 30, 2017 was $304.7 million, of which $173.9 million, or 57.1%, were in custody-only services. Revenue increased despite fewer managed assets due to a shift from custody-only to managed and fiduciary accounts, both of which generate a higher fee than do custody-only accounts. Additionally, a fee increase was implemented during the fourth of quarter of 2017 which impacts the income produced in 2018, compared to the prior year.
Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 99 loans for $21.1 million for the three months ended September 30, 2018 compared to 109 loans for $19.9 million for the three months ended September 30, 2017. Gain on sale of loans was $637,000 for the three months ended September 30, 2018, an increase of $48,000, or 8.1%, compared to $589,000 for the same period in 2017, which reflects an increase in the average gain per loan sold.
Bank-owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $41,000, or 35.3%, for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to primarily due to the purchase of $625,000 and $225,000 of additional bank owned life insurance in the fourth quarter of 2017 and the first quarter of 2018, respectively.
Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income decreased $389,000, or 53.7%, for the three months ended September 30, 2018 compared to the same period in 2017 due primarily to a write down in the value of repossessed assets of $335,000, and a decline in the fair value of our SBA servicing asset by $164,000, primarily resulting from the payoff of several large loans. Other categories of noninterest income increased with the continued growth of the bank.
Noninterest Expense
For the three months ended September 30, 2018, noninterest expense totaled $15.0 million, an increase of $2.9 million, or 23.5%, compared to $12.2 million for the three months ended September 30, 2017. The following table presents, for the periods indicated, the major categories of noninterest expense:

57.

	For the Three Months Ended September 30,		Increase (Decrease)
	2018	2017
	(Dollars in thousands)
Employee compensation and benefits	$8,156	$6,729	$1,427
Non-staff expenses:
Occupancy expenses	2,217	1,938	279
Amortization	349	258	91
Software and Technology	636	533	103
FDIC insurance assessment fees	164	162	2
Legal and professional fees	948	692	256
Advertising and promotions	335	303	32
Telecommunication expense	170	128	42
ATM and debit card expense	289	253	36
Director and committee fees	255	253	2
Other noninterest expense	1,508	917	591
Total noninterest expense	$15,027	$12,166	$2,861

Material changes in the components of noninterest expense are discussed below.
Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $8.2 million for the three months ended September 30, 2018, an increase of $1.4 million, or 21.2%, compared to $6.7 million for the same period in 2017. The increase was due primarily to the addition of 57 full time equivalent employees, from 397 as of September 30, 2017 to 454 as of September 30, 2018, of which 28 new employees were related to the Westbound acquisition, nine were from our de novo locations in Austin and Fort Worth, Texas that were opened in the fourth quarter of 2017, and other employees that were added to support operational growth and our SBA department.
Occupancy Expenses. Occupancy expenses were $2.2 million for the three months ended September 30, 2018, compared to $1.9 million for the same period in 2017, an increase of $279,000, or 14.4%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $783,000 for the three months ended September 30, 2018. The increase was due primarily to increased lease expense from the new locations in Austin and Fort Worth, as well as additional automated teller machine servicing expenses and security updates.
Amortization. Amortization expenses increased $91,000 or 35.3%, from $258,000 for the three months ended September 30, 2017 to $349,000 for the three months ended September 30, 2018. The increase is due to the amortization of deposit premiums associated with the Westbound acquisition on June 1, 2018.
Software and Technology Fees. Software and technology fees consist of fees paid to third parties for support of software and technology products. Software support fee expense was $636,000 for the three months ended September 30, 2018, compared to $533,000 for the same period in 2017, an increase of $103,000, or 19.3%. The increase resulted primarily from general increases in support and technology contract costs.
Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $948,000 for the three months ended September 30, 2018, an increase of $256,000, or 37.0%, compared to $692,000 for the same period in 2017. The increase was primarily the result of legal and professional expenses incurred in connection with the acquisition of Westbound, which were $276,000 for the quarter.
Advertising and Promotions. Advertising and promotions were $335,000 and $303,000 for the three months ended September 30, 2018 and 2017, respectively. The increase of $32,000, or 10.6%, was primarily due to increases in advertising expense in our growth markets, especially Dallas/Forth Worth, Central Texas and Houston.

58.

Telecommunications Expense. Telecommunications expenses include telephone, internet and television/cable expenses, which were were $170,000 for the three months ended September 30, 2018, an increase of $42,000, or 32.8%, compared to $128,000 for the same period in 2017. The increase was primarily due to expansion activities in our Houston, Austin and Ft. Worth markets.
ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $289,000 for the three months ended September 30, 2018, an increase of $36,000, or 14.2%, compared to $253,000 for the same period in 2017 as a result of increased ATM and debit card usage by our customers.
Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (e.g., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased to $1.5 million for the three months ended September 30, 2018, compared to $917,000 for the same period in 2017, an increase of $591,000, or 64.4%. The increase was primarily due to $365,000 in nonrecurring expenses related to the acquisition of Westbound, increases in loan and filing expenses of $168,000, losses incurred on the sale of assets of $68,000, travel and lodging of $64,000, losses sustained of $45,000, meals and entertainment of $37,000, and computer supplies of $36,000. Other increases resulted from escalations in computer supplies, meals and entertainment, travel and lodging, club dues, and losses sustained quarter-over-quarter.
Income Tax Expense
For the three months ended September 30, 2018 and 2017, income tax expense totaled $1.2 million and $1.7 million, respectively. Our effective tax rates for the three months ended September 30, 2018 and 2017, were 18.56% and 29.10%, respectively. The decline in income tax expense and effective tax rates were due to passage of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%.
Discussion and Analysis of Financial Condition as of September 30, 2018

Assets
Our total assets increased $280.0 million, or 14.3%, from $1.96 billion as of December 31, 2017 to $2.24 billion as of September 30, 2018. Our asset growth was primarily due to increases in our loan portfolio and completion of the acquisition of Westbound on June 1, 2018.

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
Our loan portfolio is the largest category of our earning assets. As of September 30, 2018, total loans were $1.65 billion, an increase of $292.3 million, or 21.5%, from the December 31, 2017 balance of $1.36 billion. In addition to these amounts, $826,000 and $1.9 million in loans were classified as held for sale as of September 30, 2018 and December 31, 2017, respectively.
Total loans, excluding those held for sale, as a percentage of deposits, were 89.9% and 81.1% as of September 30, 2018 and December 31, 2017, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 73.7% and 69.3% as of September 30, 2018 and December 31, 2017, respectively.
The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2017 to September 30, 2018:

59.

	As of September 30, 2018	As of December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial and industrial	$248,758	$197,508	$51,250	25.9%
Real estate:
Construction and development	229,307	196,774	32,533	16.5%
Commercial real estate	599,153	418,137	181,016	43.3%
Farmland	65,209	59,023	6,186	10.5%
1-4 family residential	392,456	374,371	18,085	4.8%
Multi-family residential	38,523	36,574	1,949	5.3%
Consumer and overdrafts	54,273	51,561	2,712	5.3%
Agricultural	24,184	25,596	(1,412)	(5.5)%
Total loans held for investment	$1,651,863	$1,359,544	$292,319	21.5%

Total loans held for sale	$826	$1,896	$(1,070)	(56.4)%
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
We had $11.4 million in nonperforming assets as of September 30, 2018, compared to $8.7 million as of December 31, 2017. We had $8.7 million in nonperforming loans as of September 30, 2018, compared to $4.0 million as of December 31, 2017. The $4.7 million, or 116.2%, increase in our nonperforming (nonaccrual) loans from December 31, 2017 to September 30, 2018 primarily relates to an increase in our nonaccrual commercial real estate portfolio resulting from one borrower with outstanding loan balances of $3.3 million and a general increase in our nonaccrual construction and development portfolio if $1.0 million, of which $836,000 is related to two borrowers.

60.

The following table presents information regarding nonperforming assets and loans as of:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$8,657	$4,004
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	8,657	4,004
Other real estate owned:
Commercial real estate, construction and development, and farmland	758	758
Residential real estate	1,025	1,486
Total other real estate owned	1,783	2,244
Repossessed assets owned	986	2,466
Total other assets owned	2,769	4,710
Total nonperforming assets	$11,426	$8,714
Restructured loans-accruing	727	657
Ratio of nonperforming loans to total loans(1)(2)	0.52%	0.29%
Ratio of nonperforming assets to total assets	0.51%	0.44%
(1) Excludes loans held for sale of $826,000 and $1.9 million as of September 30, 2018 and December 31, 2017, respectively.
(2) Restructured loans-nonaccrual are included in nonaccrual loans which are a component of nonperforming loans.

The following table presents nonaccrual loans by category as of:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans by category:
Commercial and industrial	$565	$77
Real estate:
Construction and development	1,031	—
Commercial real estate	3,908	1,422
Farmland	190	163
1-4 family residential	2,867	1,937
Multi-family residential	—	217
Consumer	96	138
Agricultural	—	50
Total	$8,657	$4,004

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

61.

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
We had one large multi-family loan with an outstanding balance of $18.0 million as of September 30, 2018 that was upgraded from Special Mention as of December 31, 2017 to a Pass rating as of September 30, 2018. This borrower was impacted by Hurricane Harvey in August 2017 and was unable to meet initial lease stabilization estimates that were made during loan underwriting. The borrower has made all payments as agreed and lease projections are adequate to satisfy minimum debt service coverage requirements.

62.

The following tables summarize the internal ratings of our loans as of:

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$246,621	$807	$1,330	$—	$—	$248,758
Real estate:
Construction and development	227,862	—	1,445	—	—	229,307
Commercial real estate	587,603	5,165	6,385	—	—	599,153
Farmland	64,797	50	362	—	—	65,209
1-4 family residential	391,556	293	607	—	—	392,456
Multi-family residential	37,284	1,239	—	—	—	38,523
Consumer	54,183	45	45	—	—	54,273
Agricultural	23,605	130	449	—	—	24,184
Total	$1,633,511	$7,729	$10,623	$—	$—	$1,651,863

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$196,890	$348	$270	$—	$—	$197,508
Real estate:
Construction and development	196,515	259	—	—	—	196,774
Commercial real estate	412,488	1,135	4,514	—	—	418,137
Farmland	58,623	226	174	—	—	59,023
1-4 family residential	373,154	442	775	—	—	374,371
Multi-family residential	16,073	20,284	217	—	—	36,574
Consumer	51,409	65	87	—	—	51,561
Agricultural	24,650	454	492	—	—	25,596
Total	$1,329,802	$23,213	$6,529	$—	$—	$1,359,544

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

63.

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

As of September 30, 2018, the allowance for loan losses totaled $14.4 million, or 0.87%, of total loans, excluding those held for sale. As of December 31, 2017, the allowance for loan losses totaled $12.9 million, or 0.95%, of total loans, excluding those held for sale. The increase in allowance is due to general reserves for organic loan growth, specific allocations on impaired assets and slightly higher qualitative factors in general allocation in recognition of certain macroeconomic trends in commercial and industrial and commercial real estate lending. The decline in the percentage of the allowance for loan losses to total loans is a result of the acquisition of Westbound and related purchase accounting that required the acquired loans to be recorded at fair value.

64.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2018	2017	2017
	(Dollars in thousands)
Average loans outstanding(1)	$1,483,961	$1,269,387	$1,283,253
Gross loans outstanding at end of period(2)	1,651,863	1,307,375	1,359,544
Allowance for loan losses at beginning of the period	12,859	11,484	11,484
Provision for loan losses	1,750	2,250	2,850
Charge offs:
Commercial and industrial	66		1,080
Real Estate:
Construction and development	—	84	—
Commercial real estate	32	—	84
Farmland	—	307	—
1-4 family residential	19	—	543
Multi-family residential	—	737	—
Consumer	175	230	344
Agriculture	2	4	242
Overdrafts	117	117	165
Total charge-offs	411	1,479	2,458
Recoveries:
Commercial and industrial	54		797
Real Estate:
Farmland	—	21	—
1-4 family residential	49	—	23
Multi-family residential	—	116	—
Consumer	41	95	108
Agriculture	65	—	—
Overdrafts	34	41	55
Total recoveries	243	273	983
Net charge-offs	168	1,206	1,475
Allowance for loan losses at end of period	$14,441	$12,528	$12,859
Ratio of allowance to end of period loans(2)	0.87%	0.96%	0.95%
Ratio of net charge-offs to average loans(1)	0.01%	0.13%	0.11%
(1) Includes average outstanding balances of loans held for sale of $1.8 million, $1.7 million and $1.7 million for the nine months ended September 30, 2018 and 2017 and for the year ended December 31, 2017, respectively.
(2) Excludes loans held for sale of $826,000, $3.4 million and $1.9 million for the nine months ended September 30, 2018 and 2017 and for the year ended December 31, 2017, respectively.

The ratio of allowance for loan losses to non-performing loans has decreased from 321.1% at December 31, 2017 to 166.8% at September 30, 2018. Non-performing loans increased to $8.7 million at September 30, 2018 compared to $4.0 million at December 31, 2017, which is attributable primarily to increases in nonaccrual loans in our construction and development and commercial real estate portfolios.
Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.

65.

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

	As of September 30, 2018		As of December 31, 2017
	Amount	Percent to Total Loans	Amount	Percent to Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,707	11.82%	$1,581	12.29%
Real estate:
Construction and development	1,843	12.76%	1,724	13.41%
Commercial real estate	5,882	40.73%	4,585	35.66%
Farmland	623	4.32%	523	4.07%
1-4 family residential	2,891	20.02%	3,022	23.50%
Multi-family residential	670	4.64%	629	4.89%
Total real estate	11,909	82.47%	10,483	81.53%
Consumer	578	4.00%	608	4.73%
Agricultural	247	1.71%	187	1.45%
Total allowance for loan losses	$14,441	100.00%	$12,859	100.00%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2018, the carrying amount of our investment securities totaled $397.2 million, an decrease of $9.8 million, or 2.4%, compared to $407.1 million as of December 31, 2017. Investment securities represented 17.7% and 20.7% of total assets as of September 30, 2018 and December 31, 2017, respectively.
Our investment portfolio consists of securities classified as available for sale and held to maturity. As of September 30, 2018, securities available for sale and securities held to maturity totaled $232.4 million and $164.8 million, respectively. As of December 31, 2017, securities available for sale and securities held to maturity totaled $232.4 million and $174.7 million, respectively. Held to maturity percentages represented 41.5% of our investment portfolio as of September 30, 2018 and 42.9% as of December 31, 2017. We generally seek to maintain 50.0% or less of our portfolio in held to maturity securities. We have the intent and ability to hold our held to maturity securities until maturity or call and any policy exceptions will be approved by our board of directors. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

66.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,762	$—	$648	$19,114
Municipal securities	158,233	710	2,871	156,072
Mortgage-backed securities	109,079	77	5,058	104,098
Collateralized mortgage obligations	119,674	46	4,030	115,690
Total	$406,748	$833	$12,607	$394,974

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$18,823	$64	$50	$18,837
Municipal securities	154,242	2,244	418	156,068
Mortgage-backed securities	114,497	199	2,023	112,673
Collateralized mortgage obligations	122,971	116	1,503	121,584
Total	$410,533	$2,623	$3,994	$409,162

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of September 30, 2018 and December 31, 2017, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.
Our management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. As of September 30, 2018, no OTTI was recorded.
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

	As of September 30, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—	$10,926	2.76%	$8,188	3.43%	$—	—	$19,114	3.05%
Municipal securities	769	1.72%	19,153	2.91%	50,522	3.28%	87,338	3.00%	157,782	3.07%
Mortgage-backed securities	—	—	65,176	2.39%	39,456	2.56%	—	—	104,632	2.45%
Collateralized mortgage obligations	510	3.89%	66,609	2.63%	48,570	2.67%	—	—	115,689	2.65%
Total	$1,279	2.59%	$161,864	2.58%	$146,736	2.89%	$87,338	3.00%	$397,217	2.79%

67.

	As of December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—	$6,129	2.67%	$12,708	3.04%	$—	—	$18,837	2.92%
Municipal securities	2,663	2.18%	5,769	3.47%	42,711	3.73%	102,899	3.63%	154,042	3.63%
Mortgage-backed securities	—	—	48,969	2.19%	63,735	2.59%	—	—	112,704	2.42%
Collateralized mortgage obligations	307	4.24%	80,203	2.58%	40,963	2.57%	—	—	121,473	2.58%
Total	$2,970	2.40%	$141,070	2.48%	$160,117	2.92%	$102,899	3.63%	$407,056	2.93%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 6.89 years with an estimated effective duration of 5.00 years as of September 30, 2018.
As of September 30, 2018 and December 31, 2017, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.79% as of September 30, 2018, down from 2.93% as of December 31, 2017. Municipal securities balance increased slightly from $154.0 million at a yield of 3.63%, as of December 31, 2017, to $157.8 million at a yield of 3.07% as of September 30, 2018; however, municipal securities represent only 39.7% of the total investment portfolio as of September 30, 2018, compared to 37.8% of the total investment portfolio as of December 31, 2017, and the decline in yield was offset by increases in yield in our mortgage-backed securities and collateralized mortgage obligations.

Deposits
We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of September 30, 2018 were $1.84 billion, an increase of $161.0 million, or 9.6%, compared to $1.68 billion as of December 31, 2017. Deposit growth was impacted in the third quarter of 2018 by the acquisition of Westbound on June 1, 2018.

68.

The following table presents the average balances on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Now and interest-bearing demand accounts	$258,828	$258,356	$472	0.18%
Savings accounts	67,507	64,704	2,803	4.33%
Money market accounts	644,674	599,336	45,338	7.56%
Certificates and other time deposits	335,235	318,719	16,516	5.18%
Total interest-bearing deposits	1,306,244	1,241,115	65,129	5.25%
Noninterest-bearing demand accounts	432,871	384,049	48,822	12.71%
Total deposits	$1,739,115	$1,625,164	$113,951	7.01%

The aggregate amount of time deposits in denominations of $100,000 or more as of September 30, 2018 and December 31, 2017 was $267.2 million and $186.5 million, respectively.

The scheduled maturities of time deposits greater than $100,000 were as follows:

	As of September 30, 2018
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$47,218	1.36%
3 to 6 months	45,946	1.24%
6 to 12 months	92,485	1.35%
12 to 24 months	39,598	1.52%
24 to 36 months	22,792	1.88%
36 to 48 months	10,919	2.00%
Over 48 months	8,273	2.04%
Total	$267,231	1.47%

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2018 and December 31, 2017, total borrowing capacity of $552.2 million and $498.0 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within 5 years. As of September 30, 2018, approximately $1.28 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our FHLB borrowings by maturity and weighted average rate as of September 30, 2018:

	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Less than 90 days	$80,000	2.21%
90 days to less than one year	39,500	2.36%
One to three years	8,000	2.05%
After three to five years	1,640	1.94%
Total	$129,140	2.24%

69.

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2018 and December 31, 2017, $163.8 million and $143.0 million, respectively, were available under this arrangement. As of September 30, 2018, approximately $205.2 million in consumer and commercial and industrial loans were pledged as collateral. As of September 30, 2018 and December 31, 2017, no borrowings were outstanding under this arrangement.
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
In July 2015, we issued subordinated debentures that pay interest semi-annually and are redeemable before their maturity date at our option, with 30 days’ notice to the holder, for a cash amount equal to the principal amount and all accrued interest. In July 2015, we issued $4.0 million in debentures, of which $3.0 million were issued to directors and other related parties. The $3.0 million of debentures to related parties were repaid in May 2017 with a portion of the proceeds of our initial public offering and a $500,000 par value debenture, which carried a rate of 2.5%, matured and was repaid in July 2017. The remaining $500,000 debenture has a rate of 4.0% and matures in January 2019. In December 2015, we issued $5.0 million in debentures, of which $2.5 million were issued to directors and other related parties. In May 2017, $2.0 million of the $2.5 million of debentures issued to related parties were repaid with a portion of the proceeds of our initial public offering. A further $1.0 million of other debentures matured and were repaid in July 2018. The remaining $2.0 million in debentures were issued in the principal amount of $500,000 each with rates ranging from 3.50% to 5.00% and have maturity dates that range from December 31, 2018 to July 1, 2020.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit and in March 2018, we renewed the loan agreement of our $25.0 million unsecured revolving line of credit. The line of credit bears

70.

interest at the prime rate, with quarterly interest payments, and matures in March 2019. As of September 30, 2018, there was no outstanding balance on the line of credit.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2018 and the year ended December 31, 2017, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2018 and December 31, 2017, we maintained three federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $55.0 million in federal funds. There were no funds under these lines of credit outstanding as of September 30, 2018 and December 31, 2017. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above provides an additional source of liquidity.
The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $2.24 billion for the nine months ended September 30, 2018 and $1.90 billion for the year ended December 31, 2017.

	For the Nine Months Ended	For the Year Ended
	September 30, 2018	December 31, 2017
Sources of Funds:
Deposits:
Noninterest-bearing	20.78%	20.22%
Interest-bearing	62.70%	65.34%
Advances from FHLB	4.23%	2.44%
Other debt	—	0.35%
Subordinated debentures	0.65%	0.84%
Securities sold under agreements to repurchase	0.61%	0.70%
Accrued interest and other liabilities	0.34%	0.35%
Shareholders’ equity	10.69%	9.76%
Total	100.00%	100.00%

Uses of Funds:
Loans	70.58%	66.92%
Securities available for sale	11.41%	11.75%
Securities held to maturity	8.12%	9.61%
Nonmarketable equity securities	0.42%	0.38%
Federal funds sold	1.34%	2.51%
Interest-bearing deposits in other banks	0.36%	1.21%
Other noninterest-earning assets	7.77%	7.62%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	24.89%	23.63%
Average loans to average deposits	85.33%	78.96%

71.

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $214.6 million, or 16.9%, for the nine months ended September 30, 2018 compared to the same period in 2017. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.
As of September 30, 2018, we had $347.3 million in outstanding commitments to extend credit and $10.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2017, we had $326.9 million in outstanding commitments to extend credit and $8.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of September 30, 2018 and December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2018, we had cash and cash equivalents of $54.1 million, compared to $91.4 million as of December 31, 2017. The decrease was primarily due to a decrease in interest-bearing deposits at other banks of $19.9 million, and a decrease in federal funds sold of $15.5 million.

Capital Resources
Total shareholders’ equity increased to $242.0 million as of September 30, 2018, compared to $207.3 million as of December 31, 2017, an increase of $34.7 million, or 16.71%. The increase from December 31, 2017 was primarily the result of $14.1 million in net earnings for the nine months ended September 30, 2018 and $28.7 million of common shares issued for the Westbound acquisition, offset by a change in accumulated other comprehensive loss of $4.5 million, related primarily to the increase in the unrealized losses on securities held for sale and by the payment of dividends of $5.0 million. The company's third quarter net earnings were impacted by approximately $365,000 in extraordinary expenses related to the acquisition of Westbound.
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of September 30, 2018 and December 31, 2017, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

72.

The following table presents our regulatory capital ratios as of:

	September 30, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc.

Total capital (to risk weighted assets)	$240,775	13.23%	$215,720	14.13%
Tier 1 capital (to risk weighted assets)	226,334	12.43%	202,861	13.29%
Tier 1 capital (to average assets)	226,334	10.29%	202,861	10.53%
Common equity tier 1 risk-based capital	216,024	11.87%	192,551	12.61%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$240,590	13.22%	$206,490	13.53%
Tier 1 capital (to risk weighted assets)	226,149	12.42%	193,631	12.68%
Tier 1 capital (to average assets)	226,149	10.29%	193,631	10.05%
Common equity tier 1 risk-based capital	226,149	12.42%	193,631	12.68%

Contractual Obligations
The following table summarizes contractual obligations and other commitments to make future payments as of September 30, 2018 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of September 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$275,402	$87,799	$29,366	$—	$392,567
Advances from FHLB	119,500	8,000	1,640	—	129,140
Subordinated debentures	2,000	500	—	10,310	12,810
Total	$396,902	$96,299	$31,006	$10,310	$534,517

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
Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of September 30, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

73.

	As of September 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$2,324	$4,359	$—	$3,686	$10,369
Commitments to extend credit	199,674	37,959	58,281	51,383	347,297
Total	$201,998	$42,318	$58,281	$55,069	$357,666

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

74.

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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	September 30, 2018		December 31, 2017
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
300	2.02%	(14.80)%	1.70%	(14.25)%
200	2.10%	(7.57)%	1.67%	(6.77)%
100	2.01%	(2.67)%	1.46%	(2.10)%
Base	—	—	—	—
-100	2.69%	0.50%	0.05%	(4.22)%

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

75.

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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30,		As of December 31,
	2018	2017	2017
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$241,997	$207,263	$207,345
Adjustments:
Goodwill	(32,160)	(18,742)	(18,742)
Core deposit intangible	(4,919)	(2,870)	(2,724)
Total tangible common equity	$204,918	$185,651	$185,879
Common shares outstanding(1)	11,964,472	11,058,956	11,058,956
Book value per common share	$20.23	$18.74	$18.75
Tangible book value per common share	$17.13	$16.79	$16.81
(1) Excludes the dilutive effect, if any, of 100,539, 82,529 and 75,505 shares of common stock issuable upon exercise of outstanding stock options as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively.
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

76.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity	$241,997	$207,345
Adjustments:
Goodwill	(32,160)	(18,742)
Core deposit intangible	(4,919)	(2,724)
Total tangible common equity	$204,918	$185,879
Tangible Assets
Total assets	$2,242,580	$1,962,624
Adjustments:
Goodwill	(32,160)	(18,742)
Core deposit intangible	(4,919)	(2,724)
Total tangible assets	$2,205,501	$1,941,158
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

77.

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

•
the other factors that are described or referenced in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Registration Statement on Form S-4 (Reg. No. 333-224022) filed with the SEC on April 13, 2018 under the caption “Risk Factors”.

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

78.

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

Changes in internal control over financial reporting:
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

79.

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

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors previously disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, in our Registration Statement on Form S-4 (Reg. No. 333-224000), filed with the SEC on April 13, 2018, and other risks included in the Company’s filings with the SEC. The Company’s business could be harmed by any of these risks. The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2018	—	$—	—	500,000
August 1 - 31, 2018	—	$—	—	500,000
September 1 - 30, 2018	300	$30.00	300	499,700
Total	300		300

(1) Under a stock repurchase plan announced on June 18, 2018, we were authorized to repurchase up to 500,000 shares of our outstanding common stock in open market purchases, privately negotiated transactions or by other means. The stock repurchase program will be effective for a 24-month period, unless shortened or extended by the board of directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

80.

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

101*
The following materials from Guaranty Bancshares’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

81.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: November 9, 2018	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: November 9, 2018	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

82.