Form 10-K
period 2018-12-31
GUARANTY BANCSHARES INC /TX/
filed 2019-03-15
CIK 1058867

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-38087

GUARANTY BANCSHARES, INC. (Exact name of registrant as specified in its charter)

Texas	75-1656431
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

16475 Dallas Parkway, Suite 600
Addison, Texas	75001
(Address of principal executive offices)	(Zip code)

(888) 572 - 9881 (Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Securities	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☐ No☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐ No☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 under the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Select Market on June 29, 2018, the last day of the Registrant's most recently completed second fiscal quarter, was approximately $394.0 million.
 At March 8, 2019, the Company had 11,807,402 outstanding shares of common stock, par value $1.00 per share.

Documents Incorporated By Reference:
Portions of the registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

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
We are a bank holding company, with corporate headquarters in Addison, Texas and operational headquarters in Mount Pleasant, Texas, and additional executive offices in Bryan, Texas. Through our wholly owned subsidiary, Guaranty Bank & Trust, a national banking association, we provide a wide range of relationship-driven commercial and consumer banking, as well as trust and wealth management, products and services that are tailored to meet the needs of small- and medium-sized businesses, professionals and individuals. The Bank currently operates 30 full service banking locations in East Texas, Central Texas, the Dallas/Fort Worth metropolitan statistical area (MSA) and the Houston MSA. As of December 31, 2018, we had total assets of $2.27 billion, total net loans of $1.65 billion, total deposits of $1.87 billion and total shareholders’ equity of $244.6 million.
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
During the past five years, we have supplemented our organic growth and leveraged our strong deposit base with strategic acquisitions, primarily to assist with our growth in the Dallas/Fort Worth and Houston regions. The following table summarizes, with fair value historical balances at the date of acquisition, our whole bank acquisitions during the last five years.

Institution Acquired	Location	Date Completed	Acquired Assets	Acquired Loans	Acquired Deposits	Number of Branches
(Dollars in thousands)
Westbound Bank	Houston MSA	June 2018	$216,059	$154,687	$181,421	4
Texas Leadership Bank	Dallas/Fort Worth MSA	April 2015	$76,715	$43,568	$65,496	1
DCB Financial	Dallas/Fort Worth MSA	March 2015	$130,170	$118,154	$94,451	2
Since our initial expansion outside of East Texas in 2013, we have grown our network of banking locations from 18 banking locations in 11 Texas communities to 30 banking locations in 24 Texas communities.

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
We believe a great bank requires the right amount of two forms of capital: financial and human. We understand that our ability to successfully deploy our financial capital is directly related to our ability to bring the right talents together to lead our teams. This focus on human capital has rewarded us with a cohesive group of directors, officers and employees that we believe is our greatest asset. We have invested in a robust leadership development program designed to develop comprehensive bankers who understand all aspects of our operations and embrace our core values. The training program generally lasts 12-18 months and includes rotations through each primary department of the Bank. Successful graduates of our training program are typically promoted to a managerial position upon completion and we currently have graduates in management, lending and operational roles. Several of the Bank’s market presidents and managers are graduates of our training program.
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

Growth and Expansion Strategies
Our strategic plan is to be a leading Texas bank holding company with a commitment to operate as a community bank as we continue to execute our expansion strategy. Our expansion strategy is to generate shareholder value through the following:

•
Maintain Focus on Organic Growth.  Focusing on organic growth is a strategy that allows us to generate stable funding sources without the non-amortizing goodwill assets and core deposit intangibles that strategic acquisitions might add to our balance sheet. We believe that core deposits have become significantly more valuable and desirable because the ability to attract core deposits at a low cost has diminished as interest rates have increased and alternative funding sources have become more expensive. As such, we also believe that our significant core deposit franchise in East Texas provides a stable funding source for meaningful loan growth in existing and new markets.

•
Pursue Strategic Acquisitions.  We intend to continue to grow through strategic acquisitions within our current markets and in other complementary markets, like our recent acquisition in the Houston MSA in June 2018. We seek acquisitions that provide meaningful financial benefits through long-term organic growth opportunities and expense reductions, while maintaining our current risk profile. We believe that many smaller financial institutions will consider us an ideal long-term partner due to our community banking philosophy, commitment to employee stock ownership and our culture of teamwork.

•
Establish De Novo Banking Locations.  We intend to open de novo banking locations in our existing and other attractive markets in Texas to further diversify our banking location network. In 2017, we opened de novo banking locations in each of Austin and Fort Worth, Texas.

•
Maintain Earnings Streams.  We seek to maintain asset quality in a manner that allows us to maintain our current earnings streams, while also providing additional services to our customers in order to augment and diversify our revenue sources. For the year ended December 31, 2018, noninterest income represented approximately $15.3 million, or 18.2%, of our total revenue of $84.2 million (defined as net interest income plus noninterest income).

The charts below illustrate our meaningful asset, loan, deposit and net income growth for the last five years:

Meaningful Growth

Total Assets *(Dollars in millions)*

$1,334
$1,683
$1,828
$1,963
$2,268
2014
2015
2016
2017
2018

Total Gross Loans *(Dollars in millions)*

$787
$1,067
$1,244
$1,360
$1,660
2014
2015
2016
2017
2018

Total Deposits *(Dollars in millions)*

$1,077
$1,466
$1,577
$1,676
$1,871
2014
2015
2016
2017
2018

Net Earnings *(Dollars in millions)*

$9.7
$10.1
$12.1
$14.4
$20.6
2014
2015
2016
2017
2018

Although we are devoting substantial resources in furtherance of our expansion strategy, there are no assurances that we will be able to further implement our expansion strategy or that any of the components of our expansion strategy will be successful.
We believe the following competitive strengths support our growth and expansion strategy:

•
Experienced Executive Management Team.  The Bank has a seasoned and experienced executive management team with more than 285 years of experience in financial services businesses. Our executive management team has successfully managed profitable organic growth, executed acquisitions, developed a strong credit culture and implemented a relationship-based approach to commercial and consumer banking. In addition, our executive management team has extensive knowledge of the bank regulatory landscape, significant experience navigating interest rate and credit cycles and a long history of working together.

•
Employee Ownership Mentality.  As of December 31, 2018, our Company only directors, our executive officers and our employee stock ownership plan, or KSOP, as a group, beneficially owned approximately 29.2% of our outstanding shares of common stock. Our KSOP owned 11.3% of our outstanding shares. Many of our employees’ interests in the KSOP represent material portions of their net worth, particularly our long-tenured employees. We believe that the KSOP’s material ownership position promotes an owner-operator mentality among our employees, from senior officers to entry-level employees, which we believe enhances our employees’ dedication to our organization and the execution of our strategy.

•
Proven Successful Execution of Growth Strategies.  We have developed a strategic growth plan that allows the Company to quickly identify and efficiently execute corporate transactions that we believe enhance our geographic footprint and enterprise value. Since 2011, we have successfully integrated ten acquired locations into our Company through what we believe is an effective combination of comprehensive integration planning, extensive management experience with expansion, and a welcoming and flexible culture of employee ownership. In that same time period, we also established eight de novo locations outside of our historical East Texas market, achieving our objectives for organic growth within our anticipated time periods and successfully integrating new local management teams and employees into our Company. Accordingly, we have a proven track record of executing value-added acquisitions and achieving consistent, meaningful organic growth.

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

•
Brand Strength and Reputation.  We believe our brand recognition, including the Guaranty name and our iconic “G” logo, which is prominently displayed in all of our advertising and marketing materials and has been trademarked to preserve its integrity, is an important element of our business model and a key driver of our future growth. We believe our reputation for providing personal and dependable service and active community involvement is well established in our traditional East Texas market, and we are continuously striving to replicate that brand awareness and reputation in our newer markets of the Dallas/Fort Worth metroplex, Houston metroplex and Central Texas through a high level of community involvement and the targeted hiring of employees with strong relationships and reputations within these markets.

•
Stable Core Deposit Base.  We believe our traditional East Texas market provides a historically stable source of core deposits that has become a greater source of funding as interest rates have increased and core deposits have become more difficult and more expensive to attract, especially in more competitive markets. As we enter new markets, we believe that our stable core deposit base enhances our ability to pursue loans in large, high growth markets and to fund other revenue sources such as our warehouse lending division.

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
Investments
We manage our investment portfolio primarily for liquidity purposes, with a secondary focus on returns. We separate our portfolio into two categories: (1) short-term investments with maturities less than one year, including federal funds sold; and (2) investments with maturities exceeding one year (the current duration is approximately 4.7 years), all of which are classified as either available-for-sale or held-to-maturity and can be used for pledging on public deposits, selling under repurchase agreements and meeting unforeseen liquidity needs. We regularly evaluate the composition of this category as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.

Our Markets
We consider our current market regions to be East Texas, Central Texas, the Dallas/Fort Worth MSA and the Houston MSA. We serve these communities from our corporate headquarters in Addison, Texas, our operational headquarters in Mount Pleasant, Texas and through a network of 15 banking locations within East Texas, four banking locations in Central Texas, seven banking locations in the Dallas/Fort Worth metroplex and four banking locations in the Houston metroplex. As part of our strategic plan, we intend to further diversify our markets through entry into other large metropolitan markets in Texas and/or continued expansion in our existing newer markets.

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
Our Employees
As of December 31, 2018, we employed 454 full-time equivalent persons. We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relations with our employees to be good.
Our Corporate Information
Our principal executive offices are located at 16475 Dallas Parkway, Suite 600, Addison, Texas 75001, and our telephone number is (888) 572-9881. Our website is www.gnty.com. We make available at this address, free of charge, our annual report on Form 10-K, our annual report to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. These documents are also available on the SEC's website at www.sec.gov. The information contained on or accessible from our website does not constitute part of this Annual Report on Form 10-K and is not incorporated by reference herein.
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
On November 21, 2018, federal regulators released a proposed rulemaking that would, if enacted, provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules.

Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework if it has a community bank leverage ratio, or CBLR, greater than 9% at the time of election.
A qualifying community banking organization, or QCBO, is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•	total consolidated assets of less than $10 billion;

•	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets;

•	total trading assets and trading liabilities of 5% or less of total consolidated assets;

•	MSAs of 25% or less of CBLR tangible equity; and

•	temporary difference DTAs of 25% or less of CBLR tangible equity.

A QCBO may elect out of complying with the Basel III Capital Rules if, at the time of the election, the QCBO has a CBLR above 9%. The numerator of the CBLR is referred to as ‘‘CBLR tangible equity’’ and is calculated as the QCBO’s total capital as reported in compliance with Call Report and FR Y-9C instructions, or Reporting Instructions (prior to including non-controlling interests in consolidated subsidiaries) less:

•	Accumulated other comprehensive income (referred to in the industry as AOCI);

•	Intangible assets, calculated in accordance with Reporting Instructions, other than mortgage servicing assets; and

•	Deferred tax assets that arise from net operating loss and tax credit carry forwards net of any related valuations allowances.

The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with Reporting Instructions and less intangible assets and deferred tax assets deducted from CBLR tangible equity. The Company will continue to monitor this rulemaking. If and when the rulemaking goes into effect, the Company and the Bank will consider whether it would be possible and advantageous at that time to elect to comply with the community bank leverage ratio framework.
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
Restrictions on Distribution of Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of our operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to us will continue to be our principal source of operating funds. Earnings and capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. In general terms, federal law provides that the Bank’s board of directors may, from time to time and as it deems expedient, declare a dividend out of its net profits. Generally, the total of all dividends declared in a year shall not, unless approved by the OCC, exceed the net profits of that year combined with its net profits of the past two years. At December 31, 2018, the Bank had $30.2 million available for payment of dividends.
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
New Banking Reform Legislation
The Economic Growth, Regulatory Relief, and Consumer Protection Act, or the EGRRCPA, directs the federal banking agencies to develop a specified CBLR of not less than 8% and not more than 10%. Banks and bank holding companies with less than $10 billion in total assets that maintain capital in excess of this ratio will be deemed to be in compliance with all other capital and leverage requirements. Federal banking agencies may consider a company’s risk profile when evaluating whether it qualifies as a community bank for purposes of the Community Bank Leverage Ratio.
Other key provisions of the EGRRCPA as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as ‘‘qualified mortgages’’ for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to HVCRE, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.
At this time, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally. To the extent the Dodd-Frank Act remains in place or is not further amended, it is likely to continue to increase the Company’s cost of doing business, limit the Bank’s permissible activities, and affect the competitive balance within the industry and market.
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
We focus our business development and marketing strategy primarily on small- to medium-sized businesses. As of December 31, 2018, we had approximately $1.01 billion of loans to businesses, which represents approximately 61.0% of our total loan portfolio. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.
Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.
As of December 31, 2018, approximately $926.3 million, or 55.8%, of our total loans were nonresidential real estate loans (including owner occupied commercial real estate loans), which included approximately $237.5 million, or 14.3%, of our total loans, that were construction and land development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2018, approximately $1.32 billion, or 79.5%, of our total loans were loans with real estate as a primary or secondary component of collateral. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which would adversely affect our business, financial condition and results of operations.
Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have an adverse effect on our business, financial condition or results of operations. As of December 31, 2018, we held OREO and repossessed property and equipment that was valued at $0.8 million and $1.0 million, respectively.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2018, we held approximately $0.8 million in OREO in a special purpose subsidiary that is currently marketed for sale. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2018, approximately $261.8 million, or 15.8%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.
Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2018, our allowance for loan losses totaled $14.7 million, which represents approximately 0.88% of our total loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us on January 1, 2020. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
Historically, we have earned income by originating mortgage loans for sale in the secondary market. A historical focus of our loan origination and sales activities has been to enter into formal commitments and informal agreements with larger banking companies and mortgage investors. Under these arrangements, we originate single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. For the years ended December 31, 2018 and 2017, we earned approximately $2.3 million and $2.0 million, respectively, from these activities. However, in the recent past, disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Fannie Mae and Federal Home Loan Mortgage Corporation, or Freddie Mac, loans. The effects of these disruptions in the secondary market for residential mortgage loans may reappear.
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

Our most important source of funds is deposits. As of December 31, 2018, approximately $1.44 billion, or 76.7%, of our total deposits were demand, savings and money market accounts. Historically our savings, money market deposit accounts and demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.
The $435.5 million remaining balance of deposits consisted of certificates of deposit, of which $311.7 million, or 16.7% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.
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
As of December 31, 2018, $229.1 million, or approximately 12.2%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.
We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. As of December 31, 2018, approximately 47.4% of our interest-earning assets and approximately 47.6% of our interest-bearing liabilities had a variable rate. Our interest rate sensitivity profile was asset sensitive as of December 31, 2018, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.
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
While we attempt to invest a significant majority of our total assets in loans (our loan to asset ratio was 73.2% as of December 31, 2018), we invest a percentage of our total assets (17.5% as of December 31, 2018) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2018, the fair value of our available for sale investment securities portfolio was $233.0 million, which included a net unrealized loss of $7.1 million. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.
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
A significant portion of our business is generated from our primary markets of East Texas, Central Texas, the Dallas/Fort Worth MSA and the Houston MSA, which are susceptible to damage by tornadoes, floods, droughts, hurricanes and other natural disasters and adverse weather. In addition to natural disasters, man-made events, such as acts of terror and governmental response to acts of terror, malfunction of the electronic grid and other infrastructure breakdowns, could adversely affect economic conditions in our primary markets. These catastrophic events can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. If the economies in our primary markets experience an overall decline as a result of a catastrophic event, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a catastrophic event. A natural disaster or other catastrophic event could, therefore, result in decreased revenue and loan losses that have an adverse effect on our business, financial condition and results of operations.
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
Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2018, our goodwill totaled $32.2 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.
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
On May 24, 2018, the EGRRCPA became law. Among other things, the EGRRCPA changes certain of the regulatory requirements of the Dodd-Frank Act and includes provisions intended to relieve the regulatory burden on community banks. We cannot currently predict the impact of this legislation on us. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans.

Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.
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
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has in recent years increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. In 2010, the FDIC increased the Deposit Insurance Fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio, and the FDIC as put in place a restoration plan to restore the Deposit Insurance Fund to its 1.35% minimum reserve ratio managed by the Dodd-Frank Act by September 30, 2020. If recent increases in premiums are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. Further, if there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay higher FDIC premiums. Our FDIC insurance related costs were $625,000 for the year ended December 31, 2018, compared to $671,000 for the year ended December 31, 2017. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.
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
The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2018, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending, particularly as we expand into metropolitans markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.
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
As of December 31, 2018, our Company only directors and executive officers beneficially owned an aggregate of 2,564,750 shares, or approximately 21.5%, of our issued and outstanding shares of common stock, including 299,679 shares that are held by our KSOP and allocated to the accounts of our named executive officers. As of December 31, 2018, our KSOP owned an aggregate of 1,333,541 shares, or approximately 11.3% of our issued and outstanding shares. A committee consisting of four independent directors of the Company, which we refer to herein as the KSOP Committee, currently serves as trustee of the KSOP. Each KSOP participant will have the right to vote the shares allocated to such participant’s account on all matters requiring a vote of our shareholders, but the KSOP committee, as trustee of the KSOP, retains sole voting power over all shares held by the KSOP that are not allocated to participants’ accounts and all shares for which they have received no voting instructions from the participant. As of December 31, 2018, there were no shares owned by our KSOP that were unallocated to participants’ accounts.

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
In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2018, we had a senior, unsecured line of credit with an available balance of $25.0 million, but no amounts advanced, we had $2.5 million of subordinated debt obligations and approximately $10.3 million of junior subordinated debentures issued to statutory trusts that, in turn, issued $10.0 million of trust preferred securities. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock. To the extent that we issue additional debt obligations or junior subordinated debentures, the additional debt obligations or additional junior subordinated debentures will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank currently operates 30 banking locations, all of which are located in Texas. Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas 75001. The Bank currently operates banking locations in the following Texas locations: Austin, Bogata, Bryan, College Station (two locations), Commerce, Conroe, Dallas (two locations), Denton (two locations), Fort Worth, Hallsville, Houston (three locations), Longview, Mount Pleasant (two locations), Mount Vernon, New Boston, Paris (two locations), Pittsburg, Rockwall, Royse City, Sulphur Springs, and Texarkana (three locations).

As of December 31, 2018, we owned 21 of our branch locations, had one location in which we owned the building and had a long-term land lease on the real property associated with the branch, and leased the remaining eight locations. The terms of our leases generally range from one to 15 years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. We believe that the seven leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

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

	2018		2017
	High	Low	High	Low
First Quarter	$35.55	$30.23	NA	NA
Second Quarter	35.56	31.95	36.38	29.00
Third Quarter	33.67	29.64	33.16	28.27
Fourth Quarter	31.55	28.83	31.70	28.00

Holders of Record

As of March 8, 2019, there were 405 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the SNL Bank Index for banks with $1.0 billion to $5.0 billion in total assets for the period beginning on May 9, 2017, the first day of trading of our common stock on the NASDAQ Global Select Market through December 31, 2018. The following assumes $100 invested on May 9, 2017 in our common stock at our initial public offering price of $27.00 per share, otherwise reflects our stock and the S&P 500 and SNL Bank $1.0 to $5.0 Billion Index values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
130.00
125.00
120.00
115.00
110.00
105.00
100.00
95.00
90.00
5/9/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
Guaranty Bancshares, Inc.
S&P 500 Index
SNL Bank $1B-$5B Index

	May 9, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Guaranty Bancshares, Inc.	$100.00	$118.81	$119.44	$114.98	$125.48	$124.60	$114.90	$114.01
S&P 500 Index	100.00	101.46	106.00	113.05	112.19	116.04	124.99	108.09
SNL Bank $1B - $5B Index	100.00	100.75	107.52	107.19	109.23	116.43	112.02	93.91
Source: S&P Global Market Intelligence

Stock Repurchases

On June 13, 2018, our board of directors approved a common stock repurchase plan that will remain in effect for a period of 24-months, unless shortened or extended by the board of directors. The board authorized the purchase of up 500,000 shares, or approximately 4.2% of our outstanding common shares at that time. The repurchase plan permits shares to be acquired from time to time in the open market or negotiated transactions at prices management considers to be attractive and in the best interest of both Guaranty and its shareholders, subject to compliance with applicable laws and regulations, general market and economic conditions, the financial and regulatory condition of Guaranty, liquidity and other factors. The following are shares repurchased during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
September 1 - 30, 2018	300	$30.00	300	499,700
October 1 - 31, 2018	62,935	29.84	62,935	436,765
November 1 - 30, 2018	37,036	29.93	37,036	399,729
December 1 - 31, 2018	43,005	29.56	43,005	356,724
Total	143,276		143,276

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
The following tables set forth certain of our summary historical consolidated financial information for each of the periods indicated. The historical information as of and for the years ended December 31, 2018 and 2017 has been derived from our audited consolidated financial statements included elsewhere in this Form 10-K, and the selected historical consolidated financial information as of and for the years ended December 31, 2016, 2015 and 2014 has been derived from our audited consolidated financial statements not appearing in this Form 10-K. The historical results set forth below are not necessarily indicative of our future performance.
You should read the following together with the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

(Dollars in Thousands, except Per Share Amounts)
	As of December 31,
	2018	2017	2016	2015	2014
Selected Period End Balance Sheet Data:
Total assets	$2,266,970	$1,962,624	$1,828,336	$1,682,640	$1,334,068
Cash and cash equivalents	71,510	91,428	127,543	111,379	105,662
Securities available for sale	232,975	232,372	156,925	272,944	227,022
Securities held to maturity	163,164	174,684	189,371	125,031	131,068
Loans held for sale	1,795	1,896	2,563	3,867	3,915
Loans held for investment	1,659,535	1,359,544	1,243,925	1,067,377	786,519
Allowance for loan losses	14,651	12,859	11,484	9,263	7,721
Goodwill	32,160	18,742	18,742	18,601	6,116
Core deposit intangibles, net	4,706	2,724	3,308	3,846	2,881
Noninterest-bearing deposits	489,789	410,009	358,752	325,556	250,242
Interest-bearing deposits	1,381,691	1,266,311	1,218,039	1,140,641	826,550
Total deposits	1,871,480	1,676,320	1,576,791	1,466,197	1,076,792
Federal Home Loan Bank advances	115,136	45,153	55,170	21,342	111,539
Subordinated debentures	12,810	13,810	19,310	21,310	9,155
Other debt	—	—	18,286	18,000	11,000
KSOP-owned shares	—	—	31,661	35,384	36,300
Total shareholders’ equity less KSOP-owned shares	244,583	207,345	110,253	102,352	75,989
Pro forma total shareholders’ equity(1)	244,583	207,345	141,914	137,736	112,289

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Income Statement Data:
Net interest income	$68,916	$59,630	$53,840	$47,759	$39,123
Provision for loan losses	2,250	2,850	3,640	2,175	1,322
Net interest income after provision for loan losses	66,666	56,780	50,200	45,584	37,801
Noninterest income	15,303	14,279	13,016	11,483	10,792
Noninterest expense	56,774	48,382	46,380	42,594	34,854
Net realized (loss) gain on sale of securities	(50)	167	82	77	(212)
Income before income tax	25,195	22,677	16,836	14,473	13,739
Income tax expense	4,599	8,238	4,715	4,362	4,023
Net earnings	20,596	14,439	12,121	10,111	9,716
Dividends paid to common shareholders(2)	7,031	5,562	4,615	4,526	11,863

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
Per Share Data:
Earnings per common share, basic	$1.78	$1.41	$1.35	$1.15	$1.25
Earnings per common share, diluted	1.77	1.40	1.35	1.15	1.25
Book value per common share(3)	20.68	18.75	16.22	15.47	14.01
Tangible book value per common share(3)(4)	17.56	16.81	13.70	12.95	12.89
Weighted average common shares outstanding, basic, in thousands	11,563,000	10,231,000	8,968,000	8,796,000	7,771,000
Weighted average common shares outstanding, diluted, in thousands	11,654,000	10,313,000	8,976,000	8,802,000	7,771,000

	As of December 31,
	2018	2017	2016	2015	2014
Summary Performance Ratios:
Return on average assets(5)(6)	0.97%	0.76%	0.68%	0.65%	0.76%
Return on average equity(3)(5)(6)	9.03	7.78	8.34	7.44	8.69
Net interest margin(7)	3.49	3.38	3.27	3.33	3.33
Efficiency ratio(8)	67.37	65.61	69.46	71.99	69.53
Loans to deposits ratio(9)	88.68	81.10	78.89	72.80	73.04
Noninterest income to average assets(5)	0.72	0.75	0.73	0.74	0.85
Noninterest expense to average assets(5)	2.67	2.55	2.61	2.75	2.74
Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.34%	0.44%	0.53%	0.25%	0.37%
Nonperforming loans to total loans(9)	0.35	0.29	0.35	0.23	0.52
Allowance for loan losses to nonperforming loans	248.70	321.15	260.47	381.04	189.38
Allowance for loan losses to total loans(9)	0.88	0.95	0.92	0.87	0.98
Net charge-offs to average loans outstanding(10)	0.03	0.11	0.12	0.06	0.09
Capital Ratios:
Total shareholders’ equity to total assets	10.79%	10.56%	7.76%	8.19%	8.42%
Tangible common equity to tangible assets(11)	9.31	9.58	6.64	6.94	7.80
Common equity tier 1 capital (CET1) to risk-weighted assets	11.88	12.61	9.28	10.43	n/a
Tier 1 capital to average assets(5)	10.16	10.53	7.71	8.33	9.05
Tier 1 capital to risk-weighted assets	12.44	13.29	10.03	11.30	13.65
Total capital to risk-weighted assets	13.25	14.13	10.86	12.08	14.57

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

(2)
We terminated our election to be taxed as a Subchapter S corporation under the provisions of Section 1361-1379 of the Internal Revenue Code effective December 31, 2013. We paid a special dividend of $1.00 per share, in addition to a regular dividend of $0.50 per share, during the year ended December 31, 2014, since all dividends we pay for the first 12 months following the termination of our Subchapter S election were not subject to federal income taxation.

(3)	Book value per common share and tangible book value per common share calculations reflect the Company’s pro forma total shareholders’ equity.

(4)
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

(5)
We calculate our average assets and average equity for a period by dividing the period end balances of our total assets or total shareholders’ equity, as the case may be, by the number of months in the period.

(6)
We have calculated our return on average assets and return on average equity for a period by dividing net earnings for that period by our average assets and average equity, as the case may be, for that period.

(7)	Net interest margin represents net interest income divided by average interest-earning assets.

(8)	The efficiency ratio was calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding securities losses or gains. Taxes are not part of this calculation.

(9)	Excludes loans held for sale of $1.8 million, $1.9 million, $2.6 million, $3.9 million, and $3.9 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(10)
Includes average outstanding balances of loans held for sale of $1.7 million, $1.7 million, $3.0 million, $4.4 million, and $4.2 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(11)
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
Acquisitions
The comparability of our consolidated results of operations for the year ending December 31, 2018 to the year ended December 31, 2017 is affected by the acquisition of Westbound Bank on June 1, 2018. Therefore, the results of the acquired operations of Westbound Bank were included in our results of operations for a portion of 2018 but were not included in our results of operations for all of 2017 and 2016.

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2018 and December 31, 2017, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
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
Performance Summary for the Years Ended December 31, 2018 and 2017
Net earnings were $20.6 million for the year ended December 31, 2018, as compared to $14.4 million for the year ended December 31, 2017. This performance resulted in basic earnings per share of $1.78 for the year ended December 31, 2018 as compared to $1.41 for the year ended December 31, 2017. The increase in net earnings over this period was primarily the result of the acquisition of Westbound Bank on June 1, 2018, the continued maturity of the de novo locations in both the Central Texas and Dallas/Fort Worth MSA markets and a decrease in income tax provision of $3.6 million, or 44.2%. The increase in earnings per share over this period was due to the 42.6% increase in net earnings compared to a 13.0% increase in the weighted average shares outstanding, which included the issuance of 899,816 shares in the Westbound acquisition offset by the repurchase of 143,276 shares of common stock during the third and fourth quarters of 2018.
Our return on average assets was 0.97% for the year ended December 31, 2018, as compared to 0.76% for the year ended December 31, 2017. Our return on average equity was 9.03% for the year ended December 31, 2018, as compared to 7.78% for the year ended December 31, 2017. The increase in our return on average assets was primarily due to an increase in net earnings of 42.6%, relative to a smaller increase of 12.1% for total average assets. The increase in the return on average equity was primarily due to an increase in net earnings of 42.6%, relative to a smaller increase in average shareholder's equity of 23.0%.
Our net interest margin was 3.49% for the year ended December 31, 2018 and 3.38% for the year ended December 31, 2017. Our net interest margin increased as a result of improvements in loan yields due to rising interest rates, compared to smaller increases in the interest rates paid on deposit accounts. Our efficiency ratio was 67.37% for the year ended December 31, 2018, as compared to 65.61% for the year ended December 31, 2017. The decline in our efficiency ratio for 2018 is largely attributable to one-time costs associated with our acquisition of Westbound Bank in June 2018. Non-interest expense increased by 17.3%, while applicable elements of income increased by only 14.3%, during 2018.
Our total assets increased $304.3 million, or 15.5%, to $2.27 billion for the year ended December 31, 2018, compared to $1.96 billion for the year ended December 31, 2017. Total loans increased $297.7 million, or 22.1%, to $1.65 billion for the year ended December 31, 2018, compared to $1.35 billion for the year ended December 31, 2017. The increase in our total assets and total loans is primarily the result of $154.7 million of loans acquired from Westbound Bank, along with organic loan growth in 2018 of $143.0 million. Total shareholders’ equity increased $37.2 million, or 18.0%, to $244.6 million for the year ended December 31, 2018, compared to $207.3 million for the year ended December 31, 2017. The increase in shareholders' equity was due primarily to the 42.6% increase in net earnings in 2018 and the issuance of additional common stock in connection with the acquisition of Westbound Bank.
Results of Operations for the Years Ended December 31, 2018, 2017 and 2016
Net Interest Income
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
2018 vs. 2017. Net interest income for the year ended December 31, 2018 was $68.9 million, compared to $59.6 million for the same period in 2017, an increase of $9.3 million, or 15.6%. The increase in net interest income was comprised of a $16.7 million, or 23.2%, increase in interest income offset by a $7.4 million, or 60.8%, increase in interest expense. The growth in interest income was primarily attributable to a $241.5 million, or 18.8%, increase in average loans outstanding for the year ended December 31, 2018, compared to the same period in 2017, as well as a 31 basis point increase in the yield on average total loans. The increase in average loans outstanding was primarily due to the addition of $154.7 million of loans with the acquisition of Westbound Bank in June 2018, as well as organic growth in all of our markets. The $7.4 million increase in interest expense for the year ended December 31, 2018 was primarily related to an increase in rates paid on interest bearing deposits from an average rate of 0.92% in 2017 to 1.35% in 2018, along with an increase of $83.6 million, or 6.7%, in average interest-bearing deposits over the same period in 2017. The majority of this increase is due to $181.4 million of deposits acquired from Westbound, offset by a decrease in interest-bearing public funds deposit accounts during 2018 of approximately $60.1 million. For the year ended December 31, 2018, net interest margin and net interest spread were 3.49% and 3.13%, respectively, compared to 3.38% and 3.14% for the same period in 2017, which reflects the increases in interest income discussed above relative to the increases in average interest-earning assets and interest expense, respectively.
2017 vs. 2016. Net interest income for the year ended December 31, 2017 was $59.6 million compared to $53.8 million for the same period in 2016, an increase of $5.8 million, or 10.8%. The increase in net interest income was comprised of an $7.1 million, or 10.9%, increase in interest income offset by a $1.3 million, or 11.8%, increase in interest expense. The growth in interest income was primarily attributable to a $103.3 million, or 8.8%, increase in average loans outstanding for the year ended December 31, 2017, compared to the same period 2016, partially offset by a four basis point increase in the yield on average total loans. The increase in average loans outstanding was primarily due to organic growth in all of our markets, continuing maturity of de novo and acquired locations in the Central Texas and Dallas/Fort Worth MSA markets. The $1.3 million increase in interest expense for the year ended December 31, 2017 was primarily related to a $65.6 million, or 5.6%, increase in average interest-bearing deposits over the same period in 2016. The majority of this increase is due to organic growth, primarily in money market accounts, driven in part by favorable rates that were offered in our Central Texas and Dallas/Fort Worth MSA markets. For the year ended December 31, 2017, net interest margin and net interest spread were 3.38% and 3.14%, respectively, compared to 3.27% and 3.08% for the same period in 2016, which reflects the increases in interest income discussed above relative to the increases in average interest-earning assets and interest expense, respectively.
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2018, 2017 and 2016, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earnings assets:
Total loans(1)	$1,524,792	$77,170	5.06%	$1,283,253	$61,014	4.75%	$1,179,938	$55,565	4.71%
Securities available for sale	236,799	5,927	2.50%	223,095	5,081	2.28%	198,372	3,723	1.88%
Securities held to maturity.	167,919	4,160	2.48%	182,549	4,409	2.42%	182,870	4,678	2.56%
Nonmarketable equity securities	9,625	432	4.49%	7,134	465	6.52%	8,547	271	3.17%
Interest-bearing deposits in other banks	35,521	769	2.16%	70,692	813	1.15%	78,232	471	0.60%
Total interest-earning assets	1,974,656	$88,458	4.48%	1,766,723	$71,782	4.06%	1,647,959	$64,708	3.93%
Allowance for loan losses	(13,825)			(12,217)			(10,826)
Noninterest-earnings assets	167,734			144,971			139,575
Total assets	$2,128,565			$1,899,477			$1,776,708
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,324,744	$16,941	1.28%	$1,241,115	$10,604	0.85%	$1,175,520	$9,050	0.77%
Advances from FHLB and fed funds purchased	94,338	1,865	1.98%	46,268	472	1.02%	62,961	299	0.47%
Other debt	—	—	—%	6,711	301	4.49%	13,198	586	4.44%
Subordinated debentures	13,309	687	5.16%	15,902	724	4.55%	20,313	882	4.34%
Securities sold under agreements to repurchase	12,796	49	0.38%	13,306	51	0.38%	13,011	51	0.39%
Total interest-bearing liabilities	1,445,187	19,542	1.35%	1,323,302	12,152	0.92%	1,285,003	10,868	0.85%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	446,560			384,049			340,240
Accrued interest and other liabilities	8,754			6,648			6,080
Total noninterest-bearing liabilities	455,314			390,697			346,320
Shareholders’ equity	228,064			185,478			145,385
Total liabilities and shareholders’ equity	$2,128,565			$1,899,477			$1,776,708
Net interest rate spread(2)			3.13%			3.14%			3.08%
Net interest income		$68,916			$59,630			$53,840
Net interest margin(3)			3.49%			3.38%			3.27%

(1) Includes average outstanding balances of loans held for sale of $1.7 million, $1.7 million and $3.0 million for the years ended December 31, 2018, 2017 and 2016 respectively.
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

	For the Years Ended December 31, 2018 vs. 2017			For the Years Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to Change in		Total Increase (Decrease)	Increase (Decrease) Due to Change in		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$12,224	$3,932	$16,156	$4,912	$537	$5,449
Securities available for sale	343	503	846	563	795	1,358
Securities held to maturity	(362)	113	(249)	(8)	(261)	(269)
Nonmarketable equity securities	112	(145)	(33)	(92)	286	194
Interest-earning deposits in other banks	(761)	717	(44)	(87)	429	342
Total increase in interest income	$11,556	$5,120	$16,676	$5,288	$1,786	$7,074
Interest-bearing liabilities:
Interest-bearing deposits	$1,069	$5,268	$6,337	$560	$994	$1,554
Advances from FHLB and Fed funds Purchased	950	443	1,393	(170)	343	173
Other debt	—	(301)	(301)	(291)	6	(285)
Subordinated debentures	(134)	97	(37)	(201)	43	(158)
Securities sold under agreements to repurchase	(2)	—	(2)	1	(1)	—
Total (decrease) increase in interest expense	1,883	5,507	7,390	(101)	1,385	1,284
Increase (decrease) in net interest income	$9,673	$(387)	$9,286	$5,389	$401	$5,790
Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “— Financial Condition—Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2018 was $2.3 million compared to $2.9 million for the year ended December 31, 2017. As of December 31, 2018 and December 31, 2017, our allowance for loan and lease losses was $14.7 million and $12.9 million, respectively, which were comprised of general allowance reserves of $14.2 million and $12.7 million, respectively, with specific reserves allocated to cover classified and problem loans of $493,000 and $134,000, respectively. The decrease in provision expense was primarily due to lower net charge-offs during 2018 and loan growth at a slower rate during 2018 than during 2017. As of December 31, 2018, there was $15.0 million in loan balances past due 30 or more days and $5.9 million in loan balances for nonperforming (nonaccrual) loans, compared to $9.3 million and $4.0 million, respectively, for the year ended December 31, 2017. The increase in past due and non-accrual loans from the prior period is primarily the result of one loan relationship, consisting of three loans, with an outstanding book balance of $3.2 million as of December 31, 2018; however, this relationship has a 75% SBA guarantee with the remainder of the balance reserved under an escrow holdback agreement made in conjunction with the Westbound Bank acquisition. Therefore, the nonaccrual and past due status of this relationship did not affect the loan loss provision or reserve amounts during 2018 because no losses are expected to be incurred.

The provision for loan losses for the year ended December 31, 2017 was $2.9 million compared to $3.6 million for the year ended December 31, 2016. As of December 31, 2017 and December 31, 2016, our allowance for loan and lease losses was $12.9 million and $11.5 million, respectively, which were comprised of general allowance reserves were $12.7 million and $11.2 million, respectively, with specific reserves allocated to cover classified and problem loans of $134,000 and $253,000, respectively. The decrease in provision expense was primarily due to improved credit quality and loan growth at a slower rate during 2017 than during 2016. As of December 31, 2017, there was $9.3 million in loan balances past due 30 days or more and $4.0 million in loan balances for nonperforming (nonaccrual) loans, compared to $11.7 million and $4.4 million, respectively for the year ended December 31, 2016.
Net charge-offs for the year ended December 31, 2018 totaled $458,000, or 0.03%, of total loans, compared to net charge-offs of $1.5 million, or 0.11%, and net charge-offs of $1.4 million, or 0.11%, for the same periods in 2017 and 2016, respectively. The decrease in net charge-offs during 2018 was primarily due to fewer charge-offs of commercial and industrial, consumer and 1-4 family mortgages during 2018, as well as a higher percentage of recoveries in 2018 for loans that were previously charged-off. The slight increase in net charge-offs for the year ended December 31, 2017, from the year ended December 31, 2016, resulted from a minor increase in the volume of smaller dollar consumer loan charge-offs compared to the prior year, but there were no individual charge-offs that were greater than $500,000.
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
For the year ended December 31, 2018, noninterest income totaled $15.3 million, an increase of $1.0 million, or 7.2%, compared to $14.3 million for the year ended December 31, 2017. For the year ended December 31, 2017, noninterest income increased $1.3 million, or 9.7%, from $13.0 million for the year ended December 31, 2016. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase (Decrease)	For the Years Ended December 31,		Increase (Decrease)
	2018	2017		2017	2016
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,600	$3,746	$(146)	$3,746	$3,530	$216
Merchant and debit card fees	3,642	3,119	523	3,119	2,741	378
Fiduciary income	1,587	1,463	124	1,463	1,405	58
Gain on sales of loans	2,308	1,981	327	1,981	1,718	263
Bank-owned life insurance income	570	461	109	461	453	8
(Loss) gain on sales of investment securities	(50)	167	(217)	167	82	85
Loan processing fee income	589	597	(8)	597	622	(25)
Other	3,057	2,745	312	2,745	2,465	280
Total noninterest income	$15,303	$14,279	$1,024	$14,279	$13,016	$1,263
Service Charges on Deposit Accounts.  We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $3.6 million for the year ended December 31, 2018, which decreased over the same period in 2017 by $146,000, or 3.9%. The decrease was due primarily to lower insufficient fund income of approximately $185,000, partially offset from smaller increases in account analysis and other service charges from the same period in 2017. The decrease in insufficient fund income resulted from increased usage of online banking and debit cards by customers, which limits the ability for deposit accounts to go into an overdrawn status. Service charges on deposit accounts were 3,746 for the year ended December 31, 2017, which increased over the same period in 2016 by $216,000, or 6.1%. The increase was due in part to growth in deposit accounts of 6.3% during the period and in part due to our charging services fees to the commercial account analysis deposit accounts that we acquired from DCB Financial and Texas Leadership Bank, which we did not do in 2016.

Merchant and Debit Card Fees.  We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $3.6 million and $3.1 million for the years ended December 31, 2018 and 2017, respectively, an increase of $523,000, or 16.8%. Debit card interchange income increased $378,000, or 13.8%, from $2.7 million in 2016. The increases in both years were primarily due to growth in the number of demand deposit accounts and increases in the volume of debit card usage. The acquisition of Westbound Bank on June 1, 2018 also impacted the growth in income during 2018.
Fiduciary Income.   We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $1.6 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively, increasing by $124,000, or 8.5%. The revenue increase resulted primarily from 48 new accounts that were opened in 2018 that generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets held in our investment management and fiduciary accounts, while a flat percentage is charged for custody-only assets based on the book value. Total managed assets held as of December 31, 2018 were $289.8 million, of which $151.7 million, or 52.3%, were in custody-only services. However, this market value at December 31, 2018 reflects the steep declines in the stock market in the fourth quarter of 2018 and is not reflective of the market values throughout the entire year. Total managed assets held as of December 31, 2017 were $310.5 million, of which $175.5 million, or 56.5%, were in custody-only services. Fiduciary income increased $58,000, or 4.1%, from $1.4 million in 2016, in part due to increases in fee schedules implemented during 2017 and in part due to market values of the managed assets.
Gain on Sales of Loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market. Our mortgage originations sold were $70.8 million for the year ended December 31, 2018, compared to $64.8 million for the year ended December 31, 2017. For the year ended December 31, 2016, our mortgage originations sold were $62.6 million. Gain on sales of loans was $2.3 million for the year ended December 31, 2018, an increase of $327,000, or 16.5%, compared to $2.0 million for the same period in 2017, which reflects an increase in the number of loans sold and the amount of gain per loan sold. Gain on sales of loans increased by $263,000, or 15.3%, from $1.1 million in 2016 to $1.7 million in 2017, which reflects an increase in the number of loans sold and the amount of gain per loan sold.
Bank-Owned Life Insurance.  We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $109,000, or 23.6%, for the year ended December 31, 2018 compared to the same period in 2017, primarily due to an increase in tax equivalent yields on the policies from 3.8% in 2017 to 4.1% in 2018. Income for the year ending December 31, 2017 increased slightly by $8,000, or 1.8%, from the year ending December 31, 2016. The increase in income was primarily due to the purchase of $850,000 of additional bank owned life insurance in the fourth quarter of 2017, which was partially offset by a decrease in tax equivalent yields on these policies from 4.0% in 2016 to 3.8% in 2017.
(Loss) Gain on Sales of Investment Securities.  We recorded a loss on sales of securities in the amount of $50,000 during the year ended December 31, 2018 and gains on sales of securities in the amounts of $167,000 and $82,000 for the years ended December 31, 2017 and 2016, respectively. The loss incurred in 2018 is primarily attributable to a mortgage-backed agency security sold that had recorded an increase in pay-downs and therefore a corresponding yield reduction. The gains taken in 2017 and 2016 relate to securities sold that had higher yields in the current markets, but that management believed also had higher volatility risk in an increasing interest rate environment. Accordingly, we sold these securities and recorded gains on the sales in an effort to decrease our interest rate risk.
Loan Processing Fee Income.  Revenue earned from collection of loan processing fees decreased $8,000, or 1.34%, to $589,000 for the year ended December 31, 2018 from $597,000 for the year ended December 31, 2017. Loan processing fees decreased $25,000, or 4.0%, for the year ended December 31, 2017, from $622,000 for the year ended December 31, 2016. These slight decreases in loan processing fee income are attributable primarily to waiving of certain of these fees in our newer growth markets to facilitate loan growth during the periods.
Other.  This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, check printing fees, loan administration fees, and other income. Other noninterest income increased $312,000, or 11.4%, in 2018 compared to 2017 due primarily to a gain on the sale of our Atlanta bank location of $830,000 in December 2018, as well as increases in wire transfer volume and related fees and check printing fees. These increases were partially offset during 2018 by a write-down in the value of repossessed assets of $335,000, and a decline in the fair value of our SBA servicing asset by $164,000, primarily resulting from the payoff of several large loans and a loss on the sale of a former bank location in Longview, Texas of $229,000. Other income increased $280,000, or 11.4%, in 2017 compared to 2016 primarily due to increases in wire transfer volume and related fees, fees from in-house appraisal reviews that were outsourced in prior years and increased mortgage related income due to increased mortgage origination volume.
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
For the year ended December 31, 2018, noninterest expense totaled $56.8 million, an increase of $8.4 million, or 17.4%, compared to $48.4 million for the same period in 2017. Noninterest expense increased $2.0 million, or 4.3%, for the year ended December 31, 2017, compared to the same period in 2016. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase (Decrease)	For the Years Ended December 31,		Increase (Decrease)
	2018	2017	2018 v. 2017	2017	2016	2017 v. 2016
	(Dollars in thousands)
Employee compensation and benefits	$32,122	$27,078	$5,044	$27,078	$25,611	$1,467
Non-staff expenses:
Occupancy expenses	8,398	7,400	998	7,400	6,870	530
Amortization	1,228	1,033	195	1,033	980	53
Software support fees	2,502	2,089	413	2,089	1,870	219
FDIC insurance assessment fees	625	671	(46)	671	1,200	(529)
Legal and professional fees	3,080	2,061	1,019	2,061	1,935	126
Advertising and promotions	1,410	1,193	217	1,193	1,015	178
Telecommunication expense	649	526	123	526	609	(83)
ATM and debit card expense	1,127	899	228	899	933	(34)
Director and committee fees	1,029	1,064	(35)	1,064	940	124
Other	4,604	4,368	236	4,368	4,417	(49)
Total noninterest expense	$56,774	$48,382	$8,392	$48,382	$46,380	$2,002

Employee Compensation and Benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $32.1 million for the year ended December 31, 2018, an increase of $5.0 million, or 18.6%, compared to $27.1 million for the same period in 2017. The increase was due primarily to an increase in the number of employees from 397 to 454, of which 28 new employees were related to the Westbound acquisition and 11 were from our two de novo locations in Austin and Fort Worth, Texas that were opened in the fourth quarter of 2017, and the remaining new employees were added to support operational growth and our SBA department. Salaries and employee benefits increased $1.5 million, or 5.7%, for the year ended December 31, 2017, as compared to $25.6 million for the same period in 2016, primarily due to an increase in the number of employees from 397 to 407, as well as increased health insurance expenses, benefit plan expenses and payroll taxes.
Occupancy Expenses.  Occupancy expenses were $8.4 million and $7.4 million for the years ended December 31, 2018 and 2017, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $3.4 million and $3.2 million for the years ended December 31, 2018 and 2017, respectively. The increase of $998,000, or 13.5%, in occupancy expenses for 2018 compared to 2017 was due primarily to a full year of lease expense at our new locations in Austin and Fort Worth, as well as our new executive location in Addison,

Texas. Expense associated with occupancy of premises increased $530,000, or 7.7%, for the year ended December 31, 2017, as compared to $6.9 million for the same period of 2016. The increase of $530,000 in occupancy expenses for 2017 compared to 2016 was due primarily to increased lease expense due to new locations in Austin and Fort Worth, as well as additional automated teller machine servicing expense and security updates.
Amortization.  Amortization costs include amortization of software and core deposit premiums. Amortization costs were $1.2 million for the year ended December 31, 2018, an increase of $195,000, or 18.9%, compared to $1.0 million for the same period of 2017. Amortization costs for the year ended December 31, 2017 increased $53,000, or 5.4%, compared to $980,000 for the same period of 2016. The increases in amortization costs in both years were primarily due to amortization from core deposit intangibles resulting from the acquisitions of Westbound Bank in June 2018, and DCB Financial and Texas Leadership Bank in 2015, as well as additional software purchases required to support our expansion and to build the infrastructure needed for growth in the volume of our business.
Software Support.  Software support expenses were $2.5 million for the year ended December 31, 2018 and $2.1 million for the same period in 2017. The increase of $413,000, or 19.8%, was primarily attributable to additional online banking, core system and remote deposit capture software licensing due to the Westbound Bank acquisition and other organic growth and from new software purchased to monitor fraud and regulatory compliance requirements. Software support expenses increased $219,000, or 11.7%, in 2017 from $1.9 million for the year ended December 31, 2016. The increase was primarily attributable to incremental processing fees resulting from growth in volume of our loan and deposit accounts, as well as increased support fees from movement to a higher asset tier for our core processing software and the migration of traditional telecommunication lines at some locations to a cloud-based method of delivering communication lines, the expense of which is including in software support expenses rather than telecommunications expenses.
FDIC Assessment Fees.  FDIC assessment fees were $625,000 and $671,000 for the years ended December 31, 2018 and 2017, respectively. The decrease of $46,000, or 6.9%, resulted from a decrease in the FDIC assessment rates during 2018. FDIC assessment fees decreased $529,000, or 44.1%, for the year ended December 31, 2017, compared to fees of $1.2 million for the same period in 2016, which resulted from the effect of an update in our accounting methodology related to accrual of the assessment fees during 2016.
Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $3.1 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively. The increase of $1.0 million, or 49.4%, was primarily due to increases in legal, audit and professional fees related to our acquisition of Westbound Bank. The increase of $126,000, or 6.5%, for the year ended December 31, 2017, compared to $1.9 million for the year ended December 31, 2016, was primarily due to increases in legal, audit and professional fees as a result of our public company reporting requirements.
Advertising and Promotions.  Advertising and promotion related expenses were $1.4 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. The increase of $217,000, or 18.2%, was primarily due to increases in advertising expense in our growth markets, especially Central Texas, the Houston MSA and the Dallas/Fort Worth MSA. The increase of $178,000, or 17.5%, for the year ended December 31, 2017, compared to $1.0 million for the year ended December 31, 2016, was primarily due to additional advertising expense in our growth markets.
Telecommunication Expense.  Telecommunications expenses include telephone, internet and television/cable expenses, which were $649,000 and $526,000 for the years ended December 31, 2018 and 2017, respectively. The increase of $123,000, or 23.4%, was primarily due to the addition of our Houston, Austin and Fort Worth locations. The decrease of $83,000, or 13.6%, for the year ended December 31, 2017, compared to $609,000 for the year ended December 31, 2016, was primarily due to the migration of traditional telecommunication lines at some locations to a cloud-based method of delivering communication lines, the cost of which is included with software support expenses.
ATM and Debit Card Expense.  We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $1.1 million and $899,000 for the years ended December 31, 2018 and 2017, respectively. Our expenses increased $228,000, or 25.4%, due to increases in the number of deposit accounts, including those acquired from Westbound Bank, and the volume of ATM and debit card usage by our customers. ATM and debit card expense decreased $34,000, or 3.6%, for the year ended December 31, 2017, compared to $933,000 for the year ended December 31, 2016, due to triggering of agreed upon contract renewal incentives during the period.

Director and Committee Fees.  We pay fees to our board of directors for their attendance at board and committee meetings for both the Company and the Bank. Director and committee fees paid were $1.0 million and $1.1 million for the years ended December 31, 2018 and 2017. The expense decreased $35,000, or 3.3%, due to fewer committee meetings held during 2018 than in the prior year. Director and committee fees increased for the year ended December 31, 2017, by $124,000, or 13.2%, compared to $940,000 for the year ended December 31, 2016. This increase was due to an increase in the per-meeting fees paid to directors for 2017 and the addition of one new board member.
Other.  This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $236,000, or 5.4%, from $4.4 million for the year ended December 31, 2017 to $4.6 million for the year ended December 31, 2018. The increase resulted primarily from increases in travel and lodging expenses related to our acquisition of Westbound Bank and additional loan processing and filing expenses, primarily from SBA loans acquired from Westbound. Other noninterest expense decreased $49,000, or 1.1%, in 2017 compared to 2016. The decrease was primarily due to overall improved efficiencies and decreases in expenses such as office supplies and loan filing expenses.
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
For the years ended December 31, 2018, 2017, and 2016, income tax expense totaled $4.6 million, $8.2 million, including the one-time deferred tax asset adjustment of $1.7 million described above, and $4.7 million, respectively. Our effective tax rate for the years ended December 31, 2018, 2017 and 2016 was 18.3%, 36.3%, and 28.0%, respectively.

Financial Condition
Our total assets increased $304.3 million, or 15.5%, from $1.96 billion as of December 31, 2017 to $2.27 billion as of December 31, 2018. Our asset growth in 2018 was primarily due to the acquisition of Westbound Bank in the Houston MSA, continued organic growth and maturity of our Central Texas and Dallas/Fort Worth MSA markets, including a full year of operations in 2018 for our de novo branches in Austin and Fort Worth, Texas, by enhancing our lending and deposit relationships with existing customers and attracting new customers, as well as cross-selling our deposit and treasury management products. Total assets increased $134.3 million, or 7.3%, from $1.83 billion as of December 31, 2016 to $1.96 billion as of December 31, 2017. Our growth in 2017 was primarily organic, with growth in both our traditional East Texas markets and in our maturing Central Texas and Dallas/Fort Worth MSA markets.
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
As of December 31, 2018, total loans, excluding deferred loan fees, were $1.66 billion, an increase of $300.0 million, or 22.1%, compared to $1.36 billion as of December 31, 2017. The increase during 2018 was primarily due to the acquisition of $154.7 million in loans from Westbound Bank and from continued organic growth in our primary market areas, including de novo locations in Austin and Fort Worth, Texas. Loan growth was slightly offset by the sale of $10.2 million in loans in connection with the sale of our Atlanta, Texas bank location in December 2018. Total loans as of December 31, 2017 represented an increase of $115.6 million, or 9.3%, compared to $1.24 billion as of December 31, 2016. The increase during 2017 was primarily due to continued organic growth in our primary market areas and opening of de novo locations in Austin and Fort Worth, Texas in November 2017. In addition to these amounts, $1.8 million, $1.9 million and $2.6 million in loans were classified as held for sale as of December 31, 2018, 2017 and 2016, respectively.
Total loans, excluding loans held for sale, as a percentage of deposits were 88.7%, 81.1% and 78.9% as of December 31, 2018, 2017 and 2016, respectively. Total loans, excluding loans held for sale, as a percentage of assets were 73.2%, 69.3% and 68.0% as of December 31, 2018, 2017 and 2016, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$261,779	15.77%	$197,508	14.53%	$223,712	17.98%	$181,716	17.02%	$139,258	17.71%
Real estate:
Construction and development	237,503	14.31%	196,774	14.47%	129,631	10.42%	122,904	11.51%	77,760	9.89%
Commercial real estate	582,519	35.10%	418,137	30.76%	368,077	29.59%	301,910	28.29%	205,648	26.15%
Farmland	67,845	4.09%	59,023	4.34%	62,366	5.01%	47,668	4.47%	34,131	4.34%
1-4 family residential	393,067	23.69%	374,371	27.54%	361,665	29.07%	312,306	29.26%	245,889	31.26%
Multi-family residential	38,386	2.31%	36,574	2.69%	26,079	2.10%	30,395	2.85%	24,075	3.06%
Consumer and overdrafts	55,159	3.32%	51,561	3.79%	53,494	4.30%	50,954	4.77%	44,439	5.65%
Agricultural	23,277	1.40%	25,596	1.88%	18,901	1.52%	19,524	1.83%	15,319	1.95%
Total loans held for investment	$1,659,535	100.00%	$1,359,544	100.00%	$1,243,925	100.00%	$1,067,377	100.00%	$786,519	100.00%
Total loans held for sale	$1,795		$1,896		$2,563		$3,867		$3,915

Commercial and Industrial Loans.  Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees. Commercial and industrial loans increased $64.3 million, or 32.5%, to $261.8 million as of December 31, 2018 from $197.5 million million as of December 31, 2017. Commercial and industrial loans as of December 31, 2017 represented a decrease of $26.2 million, or 11.7%, from $223.7 million as of December 31, 2016. The fluctuations in the commercial and industrial portfolio in both years is primarily due to normal variances in the balances of underlying lines of credit and was impacted in 2018 by the loans acquired from Westbound Bank.
Construction and Development.  Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Texas and are generally diverse in terms of type. Construction and development loans increased $40.7 million, or 20.7%, to $237.5 million as of December 31, 2018 from $196.8 million as of December 31, 2017. Construction and development loans as of December 31, 2017 represented an increase of $67.1 million, or 51.8%, from $129.6 million as of December 31, 2016. The increases in both years resulted from continued organic growth, especially in our Central Texas and Dallas/Fort Worth MSA markets, as well as increases in market demand and our decision in 2017 to seek a larger volume of such loans due to our belief that our loan portfolio was sufficiently diverse to sustain them. The increase in 2018 was also impacted by the loans acquired from Westbound Bank.
1-4 Family Residential.  Our 1-4 family residential loan portfolio is comprised of loans secured by 1-4 family homes, which are both owner occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our 1-4 family residential loans increased $18.7 million, or 5.0%, to $393.1 million as of December 31, 2018 from $374.4 million as of December 31, 2017. Our 1-4 family residential loans as of December 31, 2017 represented an increase of $12.7 million, or 3.5%, from $361.7 million as of December 31, 2016. This increases in both years were primarily the result of continued organic growth.
Commercial Real Estate.  Commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located primarily within our markets and are generally diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single industry. Commercial real estate loans increased $164.4 million, or 39.3%, to $582.5 million as of December 31, 2018 from $418.1 million as of December 31, 2017. Commercial real estate loans as of December 31, 2017 represented an increase of $50.1 million, or 13.6%, from $368.1 million as of December 31, 2016. The increase in commercial real estate loans during these periods was mostly driven by a general increase in lending activity, primarily in our Central Texas and Dallas/Fort Worth MSA markets, and the growth in 2018 was impacted by the loans acquired from Westbound Bank.
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

Contractual Loan Maturities. The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2018
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$137,706	$93,119	$30,954	$261,779
Real estate:
Construction and development	90,830	81,731	64,942	237,503
Commercial real estate	30,374	147,722	404,423	582,519
Farmland	5,319	12,683	49,843	67,845
1-4 family residential	27,344	33,601	332,122	393,067
Multi-family residential	20,010	7,523	10,853	38,386
Consumer	17,586	34,042	3,531	55,159
Agricultural	13,791	9,364	122	23,277
Total loans	$342,960	$419,785	$896,790	$1,659,535
Amounts with fixed rates	$229,710	$327,545	$48,972	$606,227
Amounts with floating rates	$113,250	$92,240	$847,818	$1,053,308

	As of December 31, 2017
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$106,487	$62,367	$28,654	$197,508
Real estate:
Construction and development	70,911	57,123	68,740	196,774
Commercial real estate	15,955	65,600	336,582	418,137
Farmland	5,049	4,478	49,496	59,023
1-4 family residential	24,514	26,653	323,204	374,371
Multi-family residential	20,385	8,021	8,168	36,574
Consumer	15,494	33,602	2,465	51,561
Agricultural	15,500	10,018	78	25,596
Total loans	$274,295	$267,862	$817,387	$1,359,544
Amounts with fixed rates	$212,237	$204,396	$69,607	$486,240
Amounts with floating rates	$62,058	$63,466	$747,780	$873,304

	As of December 31, 2016
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$102,728	$89,827	$31,157	$223,712
Real estate:
Construction and development	70,910	29,553	29,168	129,631
Commercial real estate	14,124	59,389	294,564	368,077
Farmland	15,948	2,796	43,622	62,366
1-4 family residential	30,211	22,810	308,644	361,665
Multi-family residential	757	8,515	16,807	26,079
Consumer	16,911	33,398	3,185	53,494
Agricultural	11,177	7,627	97	18,901
Total loans	$262,766	$253,915	$727,244	$1,243,925
Amounts with fixed rates	$196,734	$195,603	$82,967	$475,304
Amounts with floating rates	$66,032	$58,312	$644,277	$768,621

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
We had $7.6 million in nonperforming assets as of December 31, 2018, compared to $8.7 million and $9.6 million as of December 31, 2017 and 2016, respectively. We had $5.9 million in nonperforming loans as of December 31, 2018, compared to $4.0 million and $4.4 million as of December 31, 2017 and 2016, respectively. Our nonperforming assets decreased by $1.1 million, or 12.6%, as of December 31, 2018 compared to 2017, primarily resulting from sales and valuation write-downs of other real estate and repossessed assets owned. Nonperforming assets as of December 31, 2017 decreased $917,000, or 9.5%, from $9.6 million as of December 31, 2016, primarily due to the sale of repossessed assets. The $1.9 million increase in our nonperforming loans from December 31, 2017 to December 31, 2018 primarily relates to the downgrade of one loan relationship consisting of three loans with an outstanding book balance of $3.2 million as of December 31, 2018 that were acquired from Westbound Bank. The three loans are guaranteed by both the SBA and through an escrow agreement executed in conjunction with the Westbound Bank acquisition, therefore minimal or no losses are expected to be incurred on these loans.
The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans	$5,891	$4,004	$4,409	$2,431	$4,077
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	5,891	4,004	4,409	2,431	4,077
Other real estate owned:
Commercial real estate, construction and development, and farmland	34	758	1,074	1,075	70
Residential real estate	717	1,486	618	618	742
Total other real estate owned	751	2,244	1,692	1,693	812
Repossessed assets owned	971	2,466	3,530	116	106
Total other assets owned	1,722	4,710	5,222	1,809	918
Total nonperforming assets	$7,613	$8,714	$9,631	$4,240	$4,995
Restructured loans-nonaccrual	$335	$—	$43	$160	$685
Restructured loans-accruing	$861	$657	$462	$3,541	$2,574
Ratio of nonperforming loans to total loans(1)(2)	0.35%	0.29%	0.35%	0.23%	0.52%
Ratio of nonperforming assets to total assets	0.34%	0.44%	0.53%	0.25%	0.37%

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans by category:
Commercial and industrial	$366	$77	$82	$118	$507
Real estate:
Construction and development	—	—	1,825	—	—
Commercial real estate	3,700	1,422	415	77	672
Farmland	140	163	176	169	184
1-4 family residential	1,567	1,937	1,699	1,829	2,614
Multi-family residential	—	217	5	—	—
Consumer	66	138	192	238	99
Agricultural	52	50	15	—	1
Total	$5,891	$4,004	$4,409	$2,431	$4,077

(1)	Excludes loans held for sale of $1.8 million, $1.9 million, $2.6 million, $3.9 million and $3.9 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)	Restructured loans-nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.
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

The following table summarizes the internal ratings of our loans as of the dates indicated. The increase in substandard loans to $10.5 million as of December 31, 2018, from $6.5 million as of December 31, 2017, is attributable primarily to the downgrade of one loan relationship, consisting of three loans with an outstanding book balance of $3.2 million as of December 31, 2018 that were acquired from Westbound Bank. The three loans are guaranteed by both the SBA and through an escrow agreement executed in conjunction with the Westbound Bank acquisition, therefore minimal or no losses are expected to be incurred on these loans.

	As of December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$260,863	$224	$692	$—	$—	$261,779
Real estate:
Construction and development	236,253	—	1,250	—	—	237,503
Commercial real estate	569,648	5,691	7,180	—	—	582,519
Farmland	67,541	49	255	—	—	67,845
1-4 family residential	391,956	514	597	—	—	393,067
Multi-family residential	38,386	—	—	—	—	38,386
Consumer	55,055	48	56	—	—	55,159
Agricultural	22,713	115	449	—	—	23,277
Total	$1,642,415	$6,641	$10,479	$—	$—	$1,659,535

	As of December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$196,890	$348	$270	$—	$—	$197,508
Real estate:
Construction and development	196,515	259	—	—	—	196,774
Commercial real estate	412,488	1,135	4,514	—	—	418,137
Farmland	58,623	226	174	—	—	59,023
1-4 family residential	373,154	442	775	—	—	374,371
Multi-family residential	16,073	20,284	217	—	—	36,574
Consumer	51,409	65	87	—	—	51,561
Agricultural	24,650	454	492	—	—	25,596
Total	$1,329,802	$23,213	$6,529	$—	$—	$1,359,544

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$218,690	$4,299	$706	$17	$—	$223,712
Real estate:
Construction and development	127,802	4	1,825	—	—	129,631
Commercial real estate	360,591	2,021	5,465	—	—	368,077
Farmland	61,717	248	401	—	—	62,366
1-4 family residential	352,196	4,311	5,121	37	—	361,665
Multi-family residential	25,871	—	208	—	—	26,079
Consumer	52,320	524	568	82	—	53,494
Agricultural	17,965	478	458	—	—	18,901
Total	$1,217,152	$11,885	$14,752	$136	$—	$1,243,925

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

As of December 31, 2018, our allowance for loan losses totaled $14.7 million, or 0.88%, of total loans. As of December 31, 2017, our allowance for loan losses totaled $12.9 million, or 0.95%, of total loans. As of December 31, 2016, the allowance for loan losses totaled $11.5 million, or 0.92%, of total loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Average loans outstanding(1)	$1,524,792	$1,283,253	$1,179,938	$991,889	$738,539
Gross loans outstanding at end of period(2)	$1,659,535	$1,359,544	$1,243,925	$1,067,377	$786,519
Allowance for loan losses at beginning of the period	12,859	11,484	9,263	7,721	7,093
Provision for loan losses	2,250	2,850	3,640	2,175	1,322
Charge offs:
Commercial and industrial	367	1,080	1,213	192	241
Real Estate:
Construction and development	—	—	9	6	14
Commercial real estate	33	84	—	53	27
Farmland	—	—	—	—	96
1-4 family residential	93	543	71	215	163
Multi-family residential	—	—	—	—	—
Consumer	254	344	269	219	178
Agriculture	2	242	—	1	—
Overdrafts	169	165	200	227	233
Total charge-offs	918	2,458	1,762	913	952
Recoveries:
Commercial and industrial	111	797	17	20	38
Real Estate:
Construction and development	—	—	4	—	4
Commercial real estate	1	—	—	—	1
Farmland	—	—	—	96	—
1-4 family residential	135	23	75	8	1
Multi-family residential	—	—	—	—	—
Consumer	90	108	121	50	90
Agriculture	65	—	—	1	20
Overdrafts	58	55	126	105	104
Total recoveries	460	983	343	280	258
Net charge-offs	458	1,475	1,419	633	694
Allowance for loan losses at end of period	$14,651	$12,859	$11,484	$9,263	$7,721
Ratio of allowance to end of period loans(2)	0.88%	0.95%	0.92%	0.87%	0.98%
Ratio of net charge-offs to average loans(1)	0.03%	0.11%	0.12%	0.06%	0.09%

(1)
Includes average outstanding balances of loans held for sale of $1.7 million, $1.7 million, $3.0 million, $4.4 million and $4.2 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)	Excludes loans held for sale of $1.8 million, $1.9 million, $2.6 million, $3.9 million and $3.9 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.
We believe the successful execution of our expansion strategy through organic growth and strategic acquisitions is generally demonstrated by the upward trend in loan balances from December 31, 2014 to December 31, 2018. Loan balances, excluding loans held for sale, increased from $786.5 million as of December 31, 2014, to $1.66 billion as of December 31, 2018. Net charge-offs have been minimal, representing on average 0.08% of average loan balances during the same period.
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

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Commercial and industrial	$1,751	11.96%	$1,581	12.29%	$1,592	13.86%	$1,878	20.27%	$1,473	19.08%
Real estate:
Construction and development	1,920	13.10%	1,724	13.41%	1,161	10.11%	1,004	10.84%	615	7.97%
Commercial real estate	6,025	41.12%	4,585	35.66%	3,264	28.42%	2,106	22.74%	1,870	24.22%
Farmland	643	4.39%	523	4.07%	482	4.20%	400	4.32%	387	5.01%
1-4 family residential	2,868	19.58%	3,022	23.50%	3,960	34.48%	2,839	30.65%	2,395	31.02%
Multi-family residential	631	4.31%	629	4.89%	281	2.45%	325	3.51%	232	3.00%
Total real estate	12,087	82.50%	10,483	81.53%	9,148	79.66%	6,674	72.06%	5,499	71.22%
Consumer	575	3.92%	608	4.73%	591	5.15%	573	6.18%	612	7.93%
Agricultural	238	1.62%	187	1.45%	153	1.33%	138	1.49%	137	1.77%
Total allowance for loan losses	$14,651	100.00%	$12,859	100.00%	$11,484	100.00%	$9,263	100.00%	$7,721	100.00%
Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2018, the carrying amount of our investment securities totaled $396.1 million, a decrease of $10.9 million, or 2.7%, compared to $407.1 million as of December 31, 2017. The decrease was due primarily to our use of the proceeds from maturing securities to fund increases in the loan portfolio. The carrying amount of our investment securities as of December 31, 2017 represented an increase of $60.8 million, or 17.5%, compared to $346.3 million as of December 31, 2016. The increase was due primarily to the investment of a portion of the funds received from our initial public offering and investment of excess cash due to growth in deposits. Investment securities represented 17.5%, 20.7% and 18.9% of total assets as of December 31, 2018, 2017 and 2016, respectively.
Our investment portfolio consists of securities classified as available for sale and held to maturity. As of December 31, 2018, securities available for sale and securities held to maturity totaled $233.0 million and $163.2 million, respectively. As of December 31, 2017, securities available for sale and securities in held to maturity totaled $232.4 million and $174.7 million, respectively, and as of December 31, 2016, $156.9 million and $189.4 million, respectively. Held to maturity percentages were 41.2% as of December 31, 2018, 42.9% as of December 31, 2017, and 54.7% at December 31, 2016. We generally seek to maintain 50.0% or less of our portfolio in held to maturity securities. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,743	$—	$789	$18,954
Municipal securities	157,720	1,231	1,354	157,597
Mortgage-backed securities	110,246	106	4,176	106,176
Collateralized mortgage obligations	115,400	48	2,400	113,048
Total	$403,109	$1,385	$8,719	$395,775

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$18,823	$64	$50	$18,837
Municipal securities	154,242	2,244	418	156,068
Mortgage-backed securities	114,497	199	2,023	112,673
Collateralized mortgage obligations	122,971	116	1,503	121,584
Total	$410,533	$2,623	$3,994	$409,162

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$25,254	$6	$377	$24,883
Municipal securities	157,261	901	4,511	153,651
Mortgage-backed securities	89,748	318	1,898	88,168
Collateralized mortgage obligations	77,290	275	1,187	76,378
Total	$349,553	$1,500	$7,973	$343,080
We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of December 31, 2018, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed or corporate collateralized mortgage obligations.
Our management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. As of December 31, 2018, there was no other-than-temporary impairment recorded.
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

	As of December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$10,852	2.77%	$8,102	3.43%	$—	—%	$18,954	3.05%
Municipal securities	762	1.73%	19,062	2.93%	51,246	3.28%	86,465	3.01%	157,535	3.08%
Mortgage-backed securities	—	—%	54,429	2.49%	52,193	2.66%	—	—%	106,622	2.57%
Collateralized mortgage obligations	352	3.88%	100,882	2.66%	11,794	2.88%	—	—%	113,028	2.68%
Total	$1,114	2.41%	$185,225	2.64%	$123,335	2.99%	$86,465	3.01%	$396,139	2.83%

	As of December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$6,129	2.67%	$12,708	3.04%	$—	—%	$18,837	2.92%
Municipal securities	2,663	2.18%	5,769	3.47%	42,711	3.73%	102,899	3.63%	154,042	3.63%
Mortgage-backed securities	—	—%	48,969	2.19%	63,735	2.59%	—	—%	112,704	2.42%
Collateralized mortgage obligations	307	4.24%	80,203	2.58%	40,963	2.57%	—	—%	121,473	2.58%
Total	$2,970	2.40%	$141,070	2.48%	$160,117	2.92%	$102,899	3.63%	$407,056	2.93%

	As of December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$7,453	2.30%	$17,430	2.93%	$—	—%	$24,883	2.75%
Municipal securities	732	3.98%	6,103	3.45%	38,634	3.49%	111,170	3.62%	156,639	3.58%
Mortgage-backed securities	—	—%	74,047	2.02%	14,093	2.27%	—	—%	88,140	2.06%
Collateralized mortgage obligations	—	—%	27,668	2.92%	26,184	2.68%	22,782	2.98%	76,634	2.81%
Total	$732	3.98%	$115,271	2.33%	$96,341	3.00%	$133,952	3.50%	$346,296	2.97%
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 6.87 years with an estimated effective duration of 4.71 years as of December 31, 2018.
As of December 31, 2018, 2017 and 2016, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.
Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Average deposits for the year ended December 31, 2018 were $1.77 billion, an increase of $146.1 million, or 9.0%, over $1.63 billion for the year ended December 31, 2017. Average deposits grew $109.4 million, or 7.2%, from $1.52 billion for the year ended December 31, 2016. The increase in 2018 was impacted by our acquisition of Westbound Bank, and other increases in both periods were primarily due to continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances. Our increase is deposits during 2018 was partially offset by the sale of $32.4 million in deposits in connection with the sale of our Atlanta, Texas bank location in December 2018. The average rate paid on total interest-bearing deposits was 1.3%, 0.85% and 0.77% for the years ended December 31, 2018, 2017 and 2016, respectively. The increases in average rates for 2018 and 2017 were driven primarily by the Federal Reserve raising market interest rates and by increases in money market account balances and rates, which were driven by a strategic decision to increase rates paid on money market accounts in order to grow core deposits in our newer markets.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Years Ended December 31, 2018
	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Now and interest-bearing demand accounts	$256,726	1.13%	$258,356	0.58%	$278,521	0.32%
Savings accounts	67,917	0.34%	64,704	0.13%	59,961	0.11%
Money market accounts	646,115	1.36%	599,336	0.98%	482,089	0.97%
Certificates and other time deposits	353,986	1.41%	318,719	0.99%	354,949	0.97%
Total interest-bearing deposits	1,324,744	1.28%	1,241,115	0.85%	1,175,520	0.77%
Noninterest-bearing demand accounts	446,560	—%	384,049	—%	340,240	—%
Total deposits	$1,771,304	0.96%	$1,625,164	0.65%	$1,515,760	0.60%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2018, 2017 and 2016 was 25.2%, 23.6% and 22.5%, respectively.
Total deposits as of December 31, 2018 were $1.87 billion, an increase of $195.2 million, or 11.6%, compared to $1.68 billion as of December 31, 2017. Total deposits as of December 31, 2017 increased $99.5 million, or 6.3%, compared to $1.58 billion as of December 31, 2016. The increases in 2018 was due to primarily to the acquisition of Westbound Bank and the increase in 2017 was due primarily to organic growth.
Noninterest-bearing deposits as of December 31, 2018 were $489.8 million compared to $410.0 million as of December 31, 2017, an increase of $79.8 million, or 19.5%. The balance for non-interesting bearing deposits as of December 31, 2017 represented an increase of $51.3 million, or 14.3%, compared to $358.8 million as of December 31, 2016.
Total savings and interest-bearing demand account balances as of December 31, 2018 were $946.2 million, compared to $969.5 million as of December 31, 2017, a decrease of $23.3 million, or 2.4%. The December 31, 2017 balance for total savings and interest-bearing demand accounts represented an increase of $93.1 million, or 10.6%, compared to $876.4 million as of December 31, 2016.
Total certificate of deposit balances as of December 31, 2018, were $435.5 million, an increase of $138.7 million, or 46.7%, from the total certificate deposit balances of $296.8 million as of December 31, 2017. The total certificate of deposit balances as of December 31, 2017, represented a decrease of $44.8 million, or 13.1% compared to the total certificate of deposit balances as of December 31, 2016, which were $341.6 million. The following table sets forth the amount of certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2018:

2018
Three months or less	$63,699
Over three months through six months	35,520
Over six months through 12 months	116,486
Over 12 months through three years	71,139
Over three years	17,245
Total	$304,089
Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in our primary market areas and their impact on interest paid on deposits, as well as the ongoing execution of our balance sheet management strategy. Cost of funds is calculated as total interest expense divided by average total deposits plus average total borrowings. Our cost of funds was 1.35%, 0.92% and 0.85% in 2018, 2017 and 2016, respectively. The increase in our cost of funds for 2018 and 2017 was primarily due to increases in our average rates on interest-bearing deposits, which were 1.28%, 0.85% and 0.77% in 2018, 2017 and 2016, respectively. These increases were primarily due to both the Federal Reserve raising market interest rates and by increases in money market account balances and rates, which were driven by a strategic decision to increase rates paid on money market accounts in order to grow core deposits in our newer markets.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2018, 2017 and 2016, total borrowing capacity of $563.8 million, $498.0 million and $400.4 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within five years. As of December 31, 2018, approximately $1.33 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our FHLB borrowings as of the dates indicated:

FHLB Advances
(Dollars in Thousands)
December 31, 2018
Amount outstanding at year-end	$115,136
Weighted average interest rate at year-end	2.42%
Maximum month-end balance during the year	$129,151
Average balance outstanding during the year	$94,304
Weighted average interest rate during the year	1.95%

December 31, 2017
Amount outstanding at year-end	$45,153
Weighted average interest rate at year-end	1.26%
Maximum month-end balance during the year	$65,168
Average balance outstanding during the year	$46,256
Weighted average interest rate during the year	1.00%

December 31, 2016
Amount outstanding at year-end	$55,170
Weighted average interest rate at year-end	0.47%
Maximum month-end balance during the year	$106,325
Average balance outstanding during the year	$62,789
Weighted average interest rate during the year	0.55%
Federal Reserve Bank of Dallas.  The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2018, 2017 and 2016, $193.9 million, $143.0 million, and $168.3 million, respectively, were available under this arrangement. As of December 31, 2018, approximately $241.9 million in consumer and commercial and industrial loans were pledged as collateral. As of December 31, 2018, 2017 and 2016, no borrowings were outstanding under this arrangement.
Other Borrowings. The Company has historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. We have a $25.0 million unsecured revolving line of credit with this correspondent bank that matures in March 2019. The line of credit bears interest at the prime rate plus 0.50%, with quarterly interest payments. Under the terms of the line of credit, we have agreed not to pledge or grant a lien or security interest in the stock of the Bank or in any of our other assets without the prior consent of the lender. As of December 31, 2018, 2017, and 2016 there was no outstanding balance on this or our prior line of credit with the correspondent bank.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2018, 2017 and 2016, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2018 and 2017, we maintained two federal funds lines of credit with commercial banks that provide for the ability to borrow up to an aggregate of $55.0 million in federal funds. As of December 31, 2016, we maintained three federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $70.0 million in federal funds. There were no funds under these lines of credit outstanding as of December 31, 2018, 2017 or 2016. In addition to these federal funds lines of credit, our $25.0 million unsecured revolving line of credit discussed above provides an additional source of liquidity.
The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $2.1 billion for the year ended December 31, 2018, $1.9 billion for the year ended December 31, 2017 and $1.8 billion for the year ended December 31, 2016.

	For the Years Ended December 31,
	2018	2017	2016
	Average	Average	Average
Sources of Funds:
Deposits:
Noninterest-bearing	20.98%	20.22%	19.15%
Interest-bearing	62.24%	65.34%	66.16%
Federal funds purchased	—	—	0.01%
Advances from FHLB	4.43%	2.44%	3.53%
Other debt	—	0.35%	0.74%
Subordinated debentures	0.63%	0.84%	1.14%
Securities sold under agreements to repurchase	0.60%	0.70%	0.73%
Accrued interest and other liabilities	0.41%	0.35%	0.36%
Shareholders’ equity	10.71%	9.76%	8.18%
Total	100.00%	100.00%	100.00%
Uses of Funds:
Loans	70.99%	66.92%	65.80%
Securities available for sale	11.12%	11.75%	11.17%
Securities held to maturity	7.89%	9.61%	10.29%
Nonmarketable equity securities	0.45%	0.38%	0.48%
Federal funds sold	1.39%	2.51%	2.96%
Interest-bearing deposits in other banks	0.28%	1.21%	1.44%
Other noninterest-earning assets	7.88%	7.62%	7.86%
Total	100.00%	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	25.21%	23.63%	22.45%
Average loans to average deposits	86.08%	78.96%	77.84%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased 18.8% for the year ended December 31, 2018 compared to the same period in 2017, and 8.8% for the year ended December 31, 2017 compared to the same period in 2016. Our securities portfolio had a weighted average life of 6.87 years and an effective duration of 4.71 years as of December 31, 2018, and a weighted average life of 7.31 years and an effective duration of 4.27 years as of December 31, 2017. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.
As of December 31, 2018, we had $342.5 million in outstanding commitments to extend credit and $11.7 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2017, we had $326.9 million in outstanding commitments to extend credit and $8.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2018 and 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2018, we had cash and cash equivalents of $71.5 million, compared to $91.4 million as of December 31, 2017. The decrease was primarily due to a decrease in interest bearing deposits at other banks of $18.0 million and a decrease in federal funds sold of $5.9 million.
Capital Resources
Total shareholders’ equity increased to $244.6 million as of December 31, 2018, compared to $207.3 million as of December 31, 2017, an increase of $37.2 million, or 18.0%, after giving effect to $7.0 million in dividends paid to common shareholders in 2018. This increase was primarily the result of the acquisition of Westbound Bank and $20.6 million in net earnings for the period, partially offset by the dividends paid. Total shareholders’ equity, including KSOP-owned shares, increased to $207.3 million as of December 31, 2017, compared to $141.9 million as of December 31, 2016, an increase of $65.4 million, or 46.1%, after giving effect to $5.6 million in dividends paid to common shareholders in 2017. This increase was primarily the result of proceeds from the initial public offering of our common stock in May 2017, as well as $14.4 million in net earnings for the period, partially offset by the dividends paid.
Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See "Item 1. Business—Guaranty Bank & Trust, N.A.—Regulation and Supervision—Capital Adequacy Requirements” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2018 and 2017, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated.

	As of December 31, 2018		As of December 31, 2017
	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc.	(Dollars in thousands)
Total capital (to risk weighted assets)	$241,791	13.25%	$215,720	14.13%
Tier 1 capital (to risk weighted assets)	227,140	12.44%	202,861	13.29%
Tier 1 capital (to average assets)	227,140	10.16%	202,861	10.53%
Common equity tier 1 risk-based capital	216,830	11.88%	192,551	12.61%
Guaranty Bank & Trust, N.A.
Total capital (to risk weighted assets)	$242,142	13.27%	$206,490	13.53%
Tier 1 capital (to risk weighted assets)	227,491	12.46%	193,631	12.68%
Tier 1 capital (to average assets)	227,491	10.18%	193,631	10.05%
Common equity tier 1 risk-based capital	227,491	12.46%	193,631	12.68%

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

Beginning in April 2013, the Company has from time to time issued subordinated debentures. All of the debentures pay interest semi-annually and are redeemable before their maturity date at the Company’s option, with 30 days’ notice to the holder, for a cash amount equal to the principal amount and all accrued interest. In July 2015, the Company issued $4.0 million in debentures, of which $3.0 million were issued to directors and other related parties. The $3.0 million of debentures to related parties were repaid in May 2017 and a $500,000 par value debenture, which carried a 2.5%, matured and was repaid in July 2017. The remaining $500,000 debenture has a rate of 4.00% and a maturity date of January 1, 2019. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest. In December 2015, the Company issued $5,000,000 in debentures, of which $2.5 million were issued to directors and other related parties. In May 2017, $2.0 million of the related party debentures were repaid with a portion of the proceeds of Guaranty's initial public offering. The remaining $2.0 million of debentures were issued at par value of $500,000 each with rates ranging from 3.50% to 5.00% and maturity dates from June 30, 2019 to June 30, 2020. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2018 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of December 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$311,719	$96,422	$27,355	$—	$435,496
Advances from FHLB	105,500	9,636	—	—	115,136
Subordinated debentures	2,000	500	—	10,310	12,810
Total	$419,219	$106,558	$27,355	$10,310	$563,442
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

	As of December 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$7,765	$174	$—	$3,736	$11,675
Commitments to extend credit	209,613	33,405	54,663	44,842	342,523
Total	$217,378	$33,579	$54,663	$48,578	$354,198

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

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity, including KSOP-owned shares	$244,583	$207,345	$141,914	$137,736	$112,289
Adjustments:
Goodwill	(32,160)	(18,742)	(18,742)	(18,601)	(6,116)
Core deposit and other intangibles	(4,706)	(2,724)	(3,308)	(3,846)	(2,881)
Total tangible common equity	$207,717	$185,879	$119,864	$115,289	$103,292
Common shares outstanding(1)	11,829,868	11,058,956	8,751,923	8,901,443	8,015,614
Book value per common share	$20.68	$18.75	$16.22	$15.47	$14.01
Tangible book value per common share	$17.56	$16.81	$13.70	$12.95	$12.89

(1)
Excludes the dilutive effect, if any, of 90,940, 82,529, 8,066, 5,958 and 0 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

Tangible book value per share increased from 2017 to 2018 primarily as a result of the increase in our total shareholders’ equity as a result of earnings and the acquisition of Westbound Bank, offset by the issuance of new shares in connection with the acquisition of Westbound Bank on June 1, 2018. Tangible book value per share increased from 2016 to 2017 primarily as a result of the increase in our total shareholders’ equity as a result of earnings and the proceeds of our initial public offering in May 2017, offset by the issuance of new shares in our initial public offering.

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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity, including KSOP-owned shares	$244,583	$207,345	$141,914	$137,736	$112,289
Adjustments:
Goodwill	(32,160)	(18,742)	(18,742)	(18,601)	(6,116)
Core deposit and other intangibles	(4,706)	(2,724)	(3,308)	(3,846)	(2,881)
Total tangible common equity	$207,717	$185,879	$119,864	$115,289	$103,292
Tangible Assets
Total assets	$2,266,970	$1,962,624	$1,828,336	$1,682,640	$1,334,068
Adjustments:
Goodwill	(32,160)	(18,742)	(18,742)	(18,601)	(6,116)
Core deposit and other intangibles	(4,706)	(2,724)	(3,308)	(3,846)	(2,881)
Total tangible assets	$2,230,104	$1,941,158	$1,806,286	$1,660,193	$1,325,071
Tangible Common Equity to Tangible Assets	9.31%	9.58%	6.64%	6.94%	7.80%
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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2018		As of December 31, 2017
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
300	2.40%	(15.33)%	1.70%	(14.25)%
200	2.31%	(8.02)%	1.67%	(6.77)%
100	2.02%	(3.03)%	1.46%	(2.10)%
Base	0.00%	0.00%	0.00%	0.00%
(100)	1.36%	(0.46)%	0.05%	(4.22)%
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

Quarterly Financial Information

The following tables present certain unaudited consolidated quarterly financial information regarding the Company's results of operations for each of the eight consecutive quarters in the fiscal years of 2018 and 2017. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments necessary for a fair presentation when read in conjunction with the Company's consolidated financial statements and notes thereto as of and for the years ended December 31, 2018 and 2017 appearing elsewhere in this Annual Report on Form 10-K.

(Dollars in Thousands, except Per Share Amounts)
	2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$24,719	$23,675	$21,026	$19,038
Interest expense	5,863	5,446	4,567	3,666
Net interest income	18,856	18,229	16,459	15,372
Provision for loan losses	500	500	650	600
Net interest income after provision for loan losses	18,356	17,729	15,809	14,772
Noninterest income	4,173	3,549	3,916	3,665
Noninterest expense	14,544	15,027	14,069	13,134
Income tax provision	1,473	1,160	1,022	944
Net earnings	$6,512	$5,091	$4,634	$4,359
Earnings per common share, basic	$0.55	$0.43	$0.41	$0.39
Earnings per common share, diluted	$0.55	$0.42	$0.41	$0.39

(Dollars in Thousands, except Per Share Amounts)
	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$18,689	$18,165	$17,792	$17,136
Interest expense	3,201	3,063	2,993	2,895
Net interest income	15,488	15,102	14,799	14,241
Provision for loan losses	600	800	800	650
Net interest income after provision for loan losses	14,888	14,302	13,999	13,591
Noninterest income	3,779	3,702	3,516	3,282
Noninterest expense	12,265	12,166	11,906	12,045
Income tax provision	3,594	1,699	1,633	1,312
Net earnings	$2,808	$4,139	$3,976	$3,516
Earnings per common share, basic	$0.25	$0.37	$0.40	$0.40
Earnings per common share, diluted	$0.25	$0.37	$0.39	$0.40

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

Changes in internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Whitley Penn LLP, an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2018, 2017 and 2016 included in this Annual Report on Form 10‑K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10‑K does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.

ITEM 9B.  OTHER INFORMATION

On March 15, 2019, we entered into employment agreements with each of Messrs. Abston, Lee and Payne, our named executive officers. Each agreement provides for a three year initial term, followed by automatic three year renewal terms if neither party elects to terminate at least thirty days prior to expiration of the term.
Each of the agreements with our named executive officers provides for the payment of an annual base salary, which will be reviewed at least annually by our board of directors and which may be increased, but not decreased, as a result of that review. In addition to their base salary, each named executive officer is eligible to participate in all bonus plans and employee benefit plans that are applicable either to all employees or to our executive officers. The agreements also provide for certain expense reimbursements.
Under the terms of the agreements, each of our named executive officers was granted a specified number of shares of restricted stock under our 2015 Equity Incentive Plan. The shares will vest ratably over a period of five years, beginning on the first anniversary of the grant date.
Each agreement generally provides that if the named executive officer’s employment is terminated without “cause” (as defined in the agreements), or if such officer resigns with “good reason” (as defined in the agreements), then, subject to the officer’s compliance with the restrictive covenants described below, the officer shall be entitled to a severance payment equal to the officer’s average annual Form W-2 compensation over the preceding three years or, in Mr. Abston’s case, equal to two times the officer’s average annual Form W-2 compensation over the preceding three years. Each payment is conditioned upon the execution of a release of all claims against the Company and its subsidiaries by the officer. Payment would be made over a period of one year for Messrs. Lee and Payne and two years for Mr. Abston.
Additionally, each agreement provides that if the officer voluntarily resigns without good reason, subject to his compliance with the restrictive covenants described below, he shall be entitled to a payment equal to the product of (i) the officer’s average annual Form W-2 compensation over the preceding three years; (ii) the number of full calendar years of employment with the Bank through the date of termination of employment; and (iii) a “vesting multiplier,” which is equal to 1% if termination occurs between one and two years after the date of the agreement, 2% if termination occurs between two and three years after the date of the agreement, and 3% after the earlier of the third anniversary of the date of the agreement or the officer reaching age 65. This payment will be paid in equal installments over a three year period following termination, and is conditioned upon the execution of a release of all claims against the Company and its subsidiaries by the officer.
Each of the employment agreements contains a change in control provision that provides for a payment to the officer if his employment is terminated within the three months preceding or twelve months following a change in control, subject to execution of a release and compliance with the restrictive covenants described below. Mr. Abston would be entitled to receive an amount equal to 2.99 times his average annual Form W-2 compensation over the preceding three years, and Messrs. Lee and Payne would be entitled to receive an amount equal to 1.5 times their respective average annual Form W-2 compensation over the preceding three years. Additionally, each officer would be entitled to such payment upon the one year anniversary of a change of control if his employment continues with our successor, subject to the officer’s execution of a release of all claims against the Company and its subsidiaries and compliance with the restrictive covenants described below. Any payments pursuant to the change in control provision are subject to compliance with restrictions imposed by the Code.
In consideration of the payments described above, each of our named executive officers has agreed to be bound by certain restrictive covenants set forth in their respective employment agreement, which include confidentiality, non-solicitation and non-competition restrictions.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 15, 2019, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 15,2019, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 15, 2019, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 15, 2019, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 15, 2019, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Earnings for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

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

10.1†
Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.2†
Form of Restricted Stock Award Agreement under the Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

Exhibit No.	Description
10.3†
Form of Restricted Stock Unit Award Agreement under the Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.4†
Form of Stock Option Award Agreement under the Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.5†
Form of Stock Appreciation Right Award Agreement under the Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.6†
Guaranty Bancshares, Inc. Employee Stock Ownership Plan with 401(k) Provisions, effective January 1, 2016 (incorporated by reference to Exhibit 10.6 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1/A filed with the SEC on May 4, 2017, file number 333-217176).

10.7†
Description of Guaranty Bancshares, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.7 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.8†
Description of Guaranty Bancshares, Inc. Executive Incentive Retirement Plan (incorporated by reference to Exhibit 10.8 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.9†
DCB Financial Corp. Stock Option Plan, dated December 1, 2003, as amended (incorporated by reference to Exhibit 10.10 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.10†
Form of Stock Option Award Agreement under the DCB Financial Corp. Stock Option Plan (incorporated by reference to Exhibit 10.11 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.11†
Guaranty Bancshares, Inc. Fair Market Value Stock Appreciation Rights Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.12†
Form of Award Agreement under the Guaranty Bancshares, Inc. Fair Market Value Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.13 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

10.13†	Employment Agreement, dated as of March 15, 2019, by and between Ty Abston and Guaranty Bancshares, Inc.*
10.14†	Employment Agreement, dated as of March 15, 2019, by and between Clifton Payne and Guaranty Bancshares, Inc.*
10.15†	Employment Agreement, dated as of March 15, 2019, by and between Kirk Lee and Guaranty Bancshares, Inc.*
10.16	Renewal Revolving Promissory Note, dated March 31, 2018, by Guaranty Bancshares, Inc. payable to Frost Bank in the original principal amount of $25,000,000.*
10.17	Loan Agreement, dated March 31, 2017, by and between Guaranty Bancshares, Inc. and Frost Bank, as amended.*
10.18
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

*    Filed with this Annual Report on Form 10-K
**    Furnished with this Annual Report on Form 10-K
†    Represents a management contract or a compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2019	GUARANTY BANCSHARES, INC.

	By:	/s/ Tyson T. Abston
	Name:	Tyson T. Abston
	Title:	Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tyson T. Abston	Chairman and Chief Executive Officer	3/15/2019
Tyson T. Abston	(Principal Executive Officer)

/s/ Clifton A. Payne	Senior Executive Vice President and Chief Financial Officer	3/15/2019
Clifton A. Payne	(Principal Financial and Accounting Officer)

/s/ Kirk L. Lee	President	3/15/2019
Kirk L. Lee

/s/ Randall R. Kucera	Vice President and General Counsel	3/15/2019
Randall R. Kucera

/s/ Richard W. Baker	Director	3/15/2019
Richard W. Baker

/s/ James S. Bunch	Director	3/15/2019
James S. Bunch

/s/ Johnny O. Conroy	Director	3/15/2019
Johnny O. Conroy

/s/ Molly S. Curl	Director	3/15/2019
Molly S. Curl

/s/ Bradley K. Drake	Director	3/15/2019
Bradley K. Drake

/s/ Christopher B. Elliott	Director	3/15/2019
Christopher B. Elliott

/s/ Carl Johnson, Jr.	Director	3/15/2019
Carl Johnson, Jr.

/s/ Weldon C. Miller	Director	3/15/2019
Weldon C. Miller

/s/ William D. Priefert	Director	3/15/2019
William D. Priefert

Name	Title	Date
/s/ Arthur B. Scharlach, Jr.	Director	3/15/2019
Arthur B. Scharlach, Jr.

INDEX TO FINANCIAL STATEMENTS
Audited Consolidated Financial Statements of Guaranty Bancshares, Inc. as of December 31, 2018 and 2017 and for each of the three years ending December 31, 2018, 2017 and 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Guaranty Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas
March 15, 2019

GUARANTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(Dollars in thousands, except per share amounts)

	2018	2017
ASSETS
Cash and due from banks	$44,471	$40,482
Federal funds sold	20,275	26,175
Interest-bearing deposits	6,764	24,771
Total cash and cash equivalents	71,510	91,428
Securities available for sale	232,975	232,372
Securities held to maturity	163,164	174,684
Loans held for sale	1,795	1,896
Loans, net	1,645,444	1,347,779
Accrued interest receivable	9,292	8,174
Premises and equipment, net	52,227	43,818
Other real estate owned	751	2,244
Cash surrender value of life insurance	26,301	19,117
Deferred tax asset	3,209	2,543
Core deposit intangible, net	4,706	2,724
Goodwill	32,160	18,742
Other assets	23,436	17,103
Total assets	$2,266,970	$1,962,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$489,789	$410,009
Interest-bearing	1,381,691	1,266,311
Total deposits	1,871,480	1,676,320
Securities sold under agreements to repurchase	12,228	12,879
Accrued interest and other liabilities	10,733	7,117
Federal Home Loan Bank advances	115,136	45,153
Subordinated debentures	12,810	13,810
Total liabilities	2,022,387	1,755,279

Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 12,835,486 and 11,921,298 shares issued, and 11,829,868 and 11,058,956 shares outstanding, respectively	12,835	11,921
Additional paid-in capital	185,174	155,601
Retained earnings	80,088	66,037
Treasury stock, 1,005,618 and 862,342 shares at cost	(24,352)	(20,087)
Accumulated other comprehensive loss	(9,162)	(6,127)
Total shareholders’ equity	244,583	207,345
Total liabilities and shareholders' equity	$2,266,970	$1,962,624

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands, except per share data)

	2018	2017	2016
Interest income
Loans, including fees	$77,170	$61,014	$55,565
Securities
Taxable	6,317	5,811	5,170
Nontaxable	3,770	3,679	3,231
Federal funds sold and interest-bearing deposits	1,201	1,278	742
Total interest income	88,458	71,782	64,708

Interest expense
Deposits	16,941	10,604	9,050
FHLB advances and federal funds purchased	1,865	472	350
Subordinated debentures	687	724	882
Other borrowed money	49	352	586
Total interest expense	19,542	12,152	10,868

Net interest income	68,916	59,630	53,840
Provision for loan losses	2,250	2,850	3,640
Net interest income after provision for loan losses	66,666	56,780	50,200

Noninterest income
Service charges	3,600	3,746	3,530
Net realized (loss) gain on securities sales	(50)	167	82
Net realized gain on sales of loans	2,308	1,981	1,718
Other operating income	9,445	8,385	7,686
Total noninterest income	15,303	14,279	13,016

Noninterest expense
Employee compensation and benefits	32,122	27,078	25,611
Occupancy expenses	8,398	7,400	6,870
Other operating expenses	16,254	13,904	13,899
Total noninterest expense	56,774	48,382	46,380

Income before income taxes	25,195	22,677	16,836
Income tax provision	4,599	8,238	4,715
Net earnings	$20,596	$14,439	$12,121
Basic earnings per share	$1.78	$1.41	$1.35
Diluted earnings per share	$1.77	$1.40	$1.35

  See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
Net earnings	$20,596	$14,439	$12,121
Other comprehensive (loss) income:
Unrealized (losses) gains on securities
Unrealized holding losses arising during the period	(3,543)	(54)	(83)
Amortization of net unrealized gains on held to maturity securities	32	377	113
Reclassification adjustment for net losses (gains) included in net earnings	50	(167)	(82)
Tax effect	734	80	58
Unrealized (losses) gains on securities, net of tax	(2,727)	236	6
Unrealized holding gains arising during the period on interest rate swaps	178	124	80
Total other comprehensive (loss) income	(2,549)	360	86
Comprehensive income	$18,047	$14,799	$12,207

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Less: KSOP- Owned Shares	Total Shareholders’ Equity
Balance at January 1, 2016	$—	$9,616	$101,525	$49,654	$(16,486)	$(6,573)	$(35,384)	$102,352
Net earnings	—	—	—	12,121	—	—	—	12,121
Other comprehensive income	—	—	—	—	—	86	—	86
Exercise of stock options	—	—	—	—	36	—	—	36
Purchase of treasury stock	—	—	—	—	(12,218)	—	(3,000)	(15,218)
Sale of treasury stock	—	—	—	—	8,557	—	8,261	16,818
Stock based compensation	—	—	211	—	—	—	—	211
Net change in fair value of KSOP shares	—	—	—	—	—	—	(1,538)	(1,538)
Dividends:
Common - $0.52 per share	—	—	—	(4,615)	—	—	—	(4,615)
Balance at December 31, 2016	—	9,616	101,736	57,160	(20,111)	(6,487)	(31,661)	110,253
Net earnings	—	—	—	14,439	—	—	—	14,439
Other comprehensive income	—	—	—	—	—	360	—	360
Terminated KSOP put option	—	—	—	—	—	—	34,300	34,300
Exercise of stock options	—	5	55	—	24	—	—	84
Sale of common stock	—	2,300	53,455	—	—	—	—	55,755
Stock based compensation	—	—	355	—	—	—	—	355
Net change in fair value of KSOP shares	—	—	—	—	—	—	(2,639)	(2,639)
Dividends:
Common - $0.53 per share	—	—	—	(5,562)	—	—	—	(5,562)
Balance at December 31, 2017	—	11,921	155,601	66,037	(20,087)	(6,127)	—	207,345
Net earnings	—	—	—	20,596	—	—	—	20,596
Other comprehensive loss	—	—	—	—	—	(2,549)	—	(2,549)
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	486	—	(486)	—	—
Exercise of stock options	—	14	313	—	—	—	—	327
Purchase of treasury stock	—	—	—	—	(4,265)	—	—	(4,265)
Issuance of common stock	—	900	28,668	—	—	—	—	29,568
Stock based compensation	—	—	592	—	—	—	—	592
Dividends:
Common - $0.60 per share	—	—	—	(7,031)	—	—	—	(7,031)
Balance at December 31, 2018	$—	$12,835	$185,174	$80,088	$(24,352)	$(9,162)	$—	$244,583

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
Cash flows from operating activities
Net earnings	$20,596	$14,439	$12,121
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	3,400	3,162	3,183
Amortization of core deposit intangible and software	1,228	1,033	980
Deferred taxes	68	2,428	(1,330)
Securities premium amortization, net of discount accretion	4,210	4,576	4,974
Net realized loss (gain) on securities transactions	50	(167)	(82)
Gain on sale of loans	(2,308)	(1,981)	(1,718)
Gain on sale of branch operations	(830)	—	—
Provision for loan losses	2,250	2,850	3,640
Origination of loans held for sale	(70,841)	(64,817)	(62,620)
Proceeds from loans held for sale	73,250	67,465	65,642
Write-down of other real estate and repossessed assets	407	12	122
Net (gain) loss on sale of premises, equipment, other real estate owned and other assets	(133)	(906)	108
Stock based compensation	592	355	211
Net change in accrued interest receivable and other assets	(5,955)	(15)	(3,786)
Net change in accrued interest payable and other liabilities	2,230	1,235	964
Net cash provided by operating activities	28,214	29,669	22,409

Cash flows from investing activities
Securities available for sale:
Purchases	(429,762)	(517,155)	(250,485)
Proceeds from sales	411,796	213,813	103,942
Proceeds from maturities and principal repayments	27,093	225,516	259,719
Securities held to maturity:
Purchases	—	—	(86,642)
Proceeds from sales	—	3,298	1,866
Proceeds from maturities and principal repayments	9,331	9,516	18,336
Cash paid in connection with acquisitions	(6,423)	—	—
Cash received from acquired banks	24,927	—	—
Acquisition of Denton branch, net of cash paid	—	—	2,399
Net purchases of premises and equipment	(2,833)	(2,320)	(1,599)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	3,668	2,279	2,609
Net increase in loans	(146,531)	(118,754)	(184,126)
Net cash used in investing activities	(108,734)	(183,807)	(133,981)

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
Cash flows from financing activities
Net change in deposits	13,739	99,529	105,966
Net change in securities sold under agreements to repurchase	(651)	2,020	(2,104)
Proceeds from FHLB advances	391,000	60,000	120,178
Repayment of FHLB advances	(331,517)	(70,017)	(86,350)
Proceeds from other debt	—	2,000	19,000
Repayment of other debt	—	(20,286)	(18,714)
Repayments of debentures	(1,000)	(5,500)	(2,000)
Purchase of treasury stock	(4,265)	—	(12,218)
Sale of treasury stock	—	—	8,557
Exercise of stock options	327	84	36
Sale of common stock	—	55,755	—
Cash dividends	(7,031)	(5,562)	(4,615)
Net cash provided by financing activities	60,602	118,023	127,736
Net change in cash and cash equivalents	(19,918)	(36,115)	16,164
Cash and cash equivalents at beginning of year	91,428	127,543	111,379
Cash and cash equivalents at end of year	$71,510	$91,428	$127,543

Supplemental disclosures of cash flow information
Interest paid	$18,813	$12,119	$10,966
Income taxes paid	5,218	6,660	5,810

Supplemental schedule of noncash investing and financing activities
Transfer loans to other real estate owned and repossessed assets	$1,304	$1,775	$6,241
Common stock issued in acquisitions	29,568	—	—
Transfer of KSOP shares	—	—	(8,261)
Terminated KSOP put option	—	(34,300)	—
Net change in fair value of KSOP shares	—	2,639	1,538

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
Non-Bank Investments: Guaranty Bank & Trust has six wholly-owned non-bank subsidiaries, Guaranty Company, GB Com, Inc., 2800 South Texas Avenue LLC, White Oak Aviation LLC, Pin Oak Realty Holdings, Inc. and Pin Oak Energy, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.
Nature of Operations: The Company operates several banking locations in Texas. The Company’s main sources of income are derived from granting loans, primarily in East Texas, Central Texas, the Dallas/Fort Worth metropolitan statistical area ("MSA"), and the Houston MSA, and investing in securities issued by the U.S. Treasury, U.S. government agencies and state and political subdivisions. A variety of financial products and services are provided to individual and corporate customers. The primary deposit products are checking accounts, money market accounts and certificates of deposit. The primary lending products are real estate, commercial and consumer loans. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor contracts is dependent on the economy of East Texas, Central Texas, the Dallas/Fort Worth MSA and the Houston MSA.
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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Non-marketable Securities: Other securities, such as stock in the Independent Bankers Financial Corporation, the Federal Reserve Bank, and the Federal Home Loan Bank are accounted for on the cost basis and are carried in other assets. Stock in Valesco Commerce Street Capital, L.P., Valesco Fund II, L.P., Independent Bankers Capital Fund II, L.P. and Independent Bankers Capital Fund III, L.P., are accounted for on the cost basis in other assets.
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
Certain Acquired Loans: During 2018, the Company acquired a group of loans through the acquisition of Westbound Bank (“Westbound”), as described in Note 2. Acquired loans are recorded at their estimated fair value at the acquisition date, and are initially classified as either purchased credit impaired (“PCI”) loans (i.e. loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (“acquired performing loans”).
Acquired performing loans are accounted for under Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 310-20, “Nonrefundable Fees and Other Costs”. Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, and portions of the accretable difference may be delayed or suspended if management deems appropriate. The Company’s policy for determining when to discontinue accruing interest on acquired performing loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described above.
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
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
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

Commercial and industrial:
This portfolio segment includes general secured and unsecured commercial loans which are not secured by real estate or may be secured by real estate but made for the primary purpose of a short term revolving line of credit. Risks inherent in this portfolio segment include fluctuations in the local and national economy.

Construction and development:
This portfolio segment includes all loans for the purpose of construction, including both business and residential structures; and real estate development loans, including non-agricultural vacant land. Risks inherent in this portfolio include fluctuations in property values and changes in the local and national economy.

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
KSOP Repurchase Right: In accordance with applicable provisions of the Internal Revenue Code, the terms of Guaranty’s employee stock ownership plan with 401(k) provisions (“KSOP”) provided that, for so long as Guaranty was a privately-held company without a public market for its common stock, KSOP participants would have the right, for a specified period of time, to require Guaranty to repurchase shares of its common stock that are distributed to them by the KSOP. This repurchase obligation terminated upon the consummation of Guaranty’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. However, because Guaranty was privately-held without a public market for its common stock as of and for the year ended December 31, 2016, the shares of common stock held by the KSOP are reflected in the Company’s consolidated statement of changes in shareholders' equity for the year ended December 31, 2016 as a line item called “KSOP-owned shares.” As a result, the consolidated statement of changes in shareholders' equity for the year ended December 31, 2017 includes an adjustment for the inclusion of such KSOP-owned shares in total shareholders' equity as "terminated KSOP put option." For all periods following Guaranty’s initial public offering and continued listing of the Company’s common stock on the NASDAQ Global Select Market, the KSOP-owned shares will be included in, and not be deducted from, shareholders’ equity.
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
Restrictions on Cash: The Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2018 and 2017. Deposits held with the Federal Reserve Bank earn interest.
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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Reclassification: Certain amounts in prior period financial statements have been reclassified to conform to current period presentation. These reclassifications are immaterial and have no effect on net income, total assets or stockholders' equity.
Subsequent Events: The Company has evaluated all subsequent events for potential recognition and disclosure through March 15, 2019, the date of which the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure.
Recent Accounting Pronouncements:
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU was effective for periods beginning after December 15, 2018 and early adoption was permitted. The Company early adopted ASU 2018-02 in the first quarter of 2018 and reclassified its stranded tax effect of $486 within accumulated other comprehensive income to retained earnings as of March 31, 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. In addition, the amendments in this ASU provide a detailed framework to assist entities in evaluating whether a set of assets and activities constitutes a business, as well as clarify the definition of the term output so the term is consistent with how outputs are described in Topic 606. ASU 2017-01 was effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this pronouncement did not have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment changes to be based on the first step in today’s two-step impairment test, thus eliminating step two from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill impairment test. For public companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has assembled a transition team to assess the adoption of this ASU, has purchased third-party software to assist with data and for calculation purposes, and plans to commence parallel testing of the allowance models under both CECL requirements and current existing requirements in early 2019.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public companies for annual periods, and

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

interim periods within those annual periods, beginning after December 15, 2018. Early adoption of this ASU is permitted for all entities. An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. The Company plans to use the latter approach. The Company will adopt Topic 842 in the first quarter of 2019, and expects recorded assets and liabilities to each increase by approximately $12.0 million upon adoption of the standard as it relates to operating leases in which we are the lessee. The adoption of this standard is expected to have a significant effect on the Company's consolidated balance sheet but is not expected to materially affect the consolidated statement of earnings.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU was effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance is not material to our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), followed by various amendments to the standard, including clarification of principal versus agent considerations, narrow scope improvements and other technical corrections, all of which are codified in Topic 606. The amendments in these updates amend existing guidance related to revenue from contracts with customers. The amendments supersede and replace nearly all existing revenue recognition guidance, including industry-specific guidance, establish a new control-based revenue recognition model, change the basis for deciding when revenue is recognized over a time or point in time, provide new and more detailed guidance on specific topics and expand and improve disclosures about revenue. In addition, these amendments specify the accounting for some costs to obtain or fulfill a contract with a customer. The Company has applied ASU 2014-09, which was effective on January 1, 2018, using the modified retrospective approach to all existing contracts with customers covered under the scope of the standard. The adoption of this ASU was not significant to the Company and had no material effect on how the Company recognizes revenue nor did it result in a cumulative effect adjustment or any presentation changes to the consolidated financial statements.
The majority of the Company's revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as loans, letters of credit, loan processing fees and investment securities, as well as revenue related to mortgage banking activities, and BOLI, as these activities are subject to other accounting guidance. Descriptions of revenue-generating activities that are within the scope of Topic 606, and are presented in the accompanying Consolidated Statements of Income as components of noninterest income, are as follows:

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
NOTE 2 - ACQUISITION

On close of business June 1, 2018, the Company acquired 100% of the outstanding shares of capital stock of Westbound Bank, a Texas banking association (“Westbound”), in exchange for a combination of cash and shares of the Company’s common stock amounting to total consideration of $35,991. Under the terms of the acquisition, the Company issued 899,816 shares of the Company’s common stock in exchange for 2,311,952 shares of Westbound, representing 100% of the outstanding shares of common and preferred stock of Westbound. With the acquisition, the Company has expanded its market into the Houston MSA. Results of operations of the acquired company were included in the Company’s results beginning June 2, 2018. Acquisition-related costs of $1,175 are included in other operating expenses in the Company’s consolidated statement of earnings for the year ended December 31, 2018. The fair value of the common shares issued as part of the consideration paid for Westbound was determined based upon the closing price of the Company’s common shares on the acquisition date.

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

NOTE 3 - MARKETABLE SECURITIES
The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at December 31, 2018 and 2017 and the corresponding amounts of gross unrealized gains and losses:

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,743	$—	$789	$18,954
Municipal securities	15,778	75	260	15,593
Mortgage-backed securities	93,083	52	3,676	89,459
Collateralized mortgage obligations	111,341	—	2,372	108,969
Total available for sale	$239,945	$127	$7,097	$232,975

Held to maturity:
Municipal securities	$141,942	$1,156	$1,094	$142,004
Mortgage-backed securities	17,163	54	500	16,717
Collateralized mortgage obligations	4,059	48	28	4,079
Total held to maturity	$163,164	$1,258	$1,622	$162,800

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$18,823	$64	$50	$18,837
Municipal securities	7,746	—	200	7,546
Mortgage-backed securities	92,471	—	1,793	90,678
Collateralized mortgage obligations	116,809	5	1,503	115,311
Total available for sale	$235,849	$69	$3,546	$232,372

Held to maturity:
Municipal securities	$146,496	$2,244	$218	$148,522
Mortgage-backed securities	22,026	199	230	21,995
Collateralized mortgage obligations	6,162	111	—	6,273
Total held to maturity	$174,684	$2,554	$448	$176,790
Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other than temporary impairment losses on debt securities related to credit losses recognized during the years ended December 31, 2018 and 2017.
Information pertaining to securities with gross unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is detailed in the following tables. At December 31, 2018, the Company held 95 securities which had been in continuous loss positions over twelve months and 75 securities which had been in continuous loss position less than twelve months. Of the securities in a loss position over twelve months, 37 were classified as available for sale and 58 were classified as held to maturity. Of the securities in a loss position less than twelve months, 13 were classified as available for sale and 62 were classified as held to maturity. The securities in a loss position were composed of tax exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities.
Management believes the unrealized loss on the remaining securities is a function of the movement of interest rates since the time of purchase. Based on evaluation of available evidence, including recent changes in interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment would be reduced and the resulting loss recognized in net income in the period the other-

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

than-temporary impairment is identified. The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

The following table summarizes securities with unrealized losses at December 31, 2018 and 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Available for sale:
Corporate bonds	$(453)	$11,236	$(336)	$7,718	$(789)	$18,954
Municipal securities	(17)	2,219	(243)	7,407	(260)	9,626
Mortgage-backed securities	(89)	7,173	(3,587)	76,717	(3,676)	83,890
Collateralized mortgage obligations	(79)	9,232	(2,293)	99,390	(2,372)	108,622
Total available for sale	$(638)	$29,860	$(6,459)	$191,232	$(7,097)	$221,092

Held to maturity:
Municipal securities	$(512)	$55,793	$(582)	$26,511	$(1,094)	$82,304
Mortgage-backed securities	(21)	1,478	(479)	12,317	(500)	13,795
Collateralized mortgage obligations	(28)	2,171	—	—	(28)	2,171
Total held to maturity	$(561)	$59,442	$(1,061)	$38,828	$(1,622)	$98,270

	Less Than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Available for sale:
Corporate bonds	$(50)	$8,019	$—	$—	$(50)	$8,019
Municipal securities	—	—	(200)	7,546	(200)	7,546
Mortgage-backed securities	(658)	42,881	(1,135)	47,797	(1,793)	90,678
Collateralized mortgage obligations	(1,091)	93,584	(412)	21,258	(1,503)	114,842
Total available for sale	$(1,799)	$144,484	$(1,747)	$76,601	$(3,546)	$221,085

Held to maturity:
Municipal securities	$(37)	$9,230	$(181)	$19,961	$(218)	$29,191
Mortgage-backed securities	(57)	6,499	(173)	9,747	(230)	16,246
Collateralized mortgage obligations	—	—	—	—	—	—
Total held to maturity	$(94)	$15,729	$(354)	$29,708	$(448)	$45,437

Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).
As of December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
Securities with fair values of approximately $259,557 and $245,600 at December 31, 2018 and 2017, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.
The proceeds from sales of securities and the associated gains and losses are listed below:

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

	2018	2017	2016
Proceeds	$411,796	$217,111	$105,808
Gross gains	4	180	243
Gross losses	(54)	(13)	(161)
During the year ended December 31, 2017, the Company sold three held to maturity securities. The Company sold these securities, which consisted of three municipal securities and two corporate bonds, based upon internal credit analysis that they had experienced significant deterioration in creditworthiness. The risk exposure presented by these securities had increased beyond acceptable levels and management determined that it was reasonably possible that all amounts due would not be collected. The credit analysis of the municipalities determined that they had been significantly impacted by the declines in market oil prices due to the fact that their tax bases are heavily reliant on the energy industry relative to other sectors of the economy. Specifically, the revenues of these municipalities had been adversely impacted by the sustained low-level of oil prices. The credit analysis of the corporate bonds, which were both a non-agency collateralized mortgage obligation bond, indicated evidence of significant deterioration in its creditworthiness. In early 2017 one bond rating agency withdrew its current rating on the bond, and prior to 2017 another rating agency had downgraded it to a ‘No Rating’ position. The Company believes the sales of these securities were merited and permissible under the applicable accounting guidelines because of the significant deterioration in the creditworthiness of the issuers.
There were no held to maturity securities sold during the year ended December 31, 2018.
Sales of securities held to maturity were as follows for the years ended December 31:

	2017	2016
Proceeds from sales	$3,298	$1,866
Amortized cost	3,140	1,842
Gross realized gains	158	24
Tax expense related to securities gains/losses	(44)	(7)

Included in the amortized cost of held to maturity securities shown above for the year ended December 31, 2017 was $324 of other than temporary impairment that was recorded during 2013, as well as $499 in prior principal write-downs on corporate bonds that were sold during 2017.

The contractual maturities at December 31, 2018 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
December 31, 2018
Due within one year	$—	$—	$764	$764
Due after one year through five years	11,216	10,852	19,062	19,286
Due after five years through ten years	16,654	16,287	43,059	43,795
Due after ten years	7,651	7,408	79,057	78,159
Mortgage-backed securities	93,083	89,459	17,163	16,717
Collateralized mortgage obligations	111,341	108,969	4,059	4,079
	$239,945	$232,975	$163,164	$162,800

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes our loan portfolio by type of loan at December 31:

	2018	2017
Commercial and industrial	$261,779	$197,508
Real estate:
Construction and development	237,503	196,774
Commercial real estate	582,519	418,137
Farmland	67,845	59,023
1-4 family residential	393,067	374,371
Multi-family residential	38,386	36,574
Consumer	54,777	51,267
Agricultural	23,277	25,596
Overdrafts	382	294
Total loans	1,659,535	1,359,544
Net of:
Net deferred loan fees and costs	560	1,094
Allowance for loan losses	(14,651)	(12,859)
Total net loans	$1,645,444	$1,347,779

In 2018, the Company acquired overdrafts and recorded as loans with a fair value and gross contractual fair value of $2 as part of Westbound. All loans acquired in 2018 were classified as acquired performing loans on the acquisition date.
The Company has entered into transactions, at prevailing market rates and terms, with certain directors, executive officers, significant shareholders and their affiliates. Loans to such related parties at December 31, 2018 and 2017, totaled $56,199 and $44,506, respectively. Unfunded commitments to such related parties at December 31, 2018 totaled $16,383.
Loans to principal officers, directors, and their affiliates during the year ended December 31, 2018, was as follows:

2018
Beginning balance	$44,506
New loans	29,285
Repayments	(17,592)
Ending balance	$56,199

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the years ended December 31, 2018, 2017 and 2016:

December 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Provision for loan losses	426	196	1,472	120	(196)	2	127	(12)	115	2,250
Loans charged-off	(367)	—	(33)	—	(93)	—	(254)	(2)	(169)	(918)
Recoveries	111	—	1	—	135	—	90	65	58	460
Ending balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Allowance ending balance:
Individually evaluated for impairment	$64	$4	$341	$78	$6	$—	$—	$—	$—	$493
Collectively evaluated for impairment	1,687	1,916	5,684	565	2,862	631	565	238	10	14,158
Ending balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Loans:
Individually evaluated for impairment	$1,022	$1,250	$7,153	$140	$1,383	$—	$—	$408	$—	$11,356
Collectively evaluated for impairment	260,757	236,253	575,366	67,705	391,684	38,386	54,777	22,869	382	1,648,179
Ending balance	$261,779	$237,503	$582,519	$67,845	$393,067	$38,386	$54,777	$23,277	$382	$1,659,535

December 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Provision for loan losses	272	563	1,405	41	(418)	348	253	276	110	2,850
Loans charged-off	(1,080)	—	(84)	—	(543)	—	(344)	(242)	(165)	(2,458)
Recoveries	797	—	—	—	23	—	108	—	55	983
Ending balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Allowance ending balance:
Individually evaluated for impairment	$17	$—	$27	$85	$5	$—	$—	$—	$—	$134
Collectively evaluated for impairment	1,564	1,724	4,558	438	3,017	629	602	187	6	12,725
Ending balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Loans:
Individually evaluated for impairment	$463	$—	$4,258	$163	$842	$217	$—	$397	$—	$6,340
Collectively evaluated for impairment	197,045	196,774	413,879	58,860	373,529	36,357	51,267	25,199	294	1,353,204
Ending balance	$197,508	$196,774	$418,137	$59,023	$374,371	$36,574	$51,267	$25,596	$294	$1,359,544

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

December 31, 2016	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,878	$1,004	$2,106	$400	$2,839	$325	$562	$138	$11	$9,263
Provision for loan losses	910	162	1,158	82	1,117	(44)	171	15	69	3,640
Loans charged-off	(1,213)	(9)	—	—	(71)	—	(269)	—	(200)	(1,762)
Recoveries	17	4	—	—	75	—	121	—	126	343
Ending balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Allowance ending balance:
Individually evaluated for impairment	$64	$—	$—	$47	$108	$—	$34	$—	$—	$253
Collectively evaluated for impairment	1,528	1,161	3,264	435	3,852	281	551	153	6	11,231
Ending balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Loans:
Individually evaluated for impairment	$231	$1,825	$1,196	$258	$2,588	$5	$200	$15	$—	$6,318
Collectively evaluated for impairment	223,481	127,806	366,881	62,108	359,077	26,074	52,977	18,886	317	1,237,607
Ending balance	$223,712	$129,631	$368,077	$62,366	$361,665	$26,079	$53,177	$18,901	$317	$1,243,925

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

The following tables summarize the credit exposure in the Company's consumer and commercial loan portfolios as of:

December 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$260,863	$236,253	$569,648	$67,541	$391,956	$38,386	$55,055	$22,713	$1,642,415
Special mention	224	—	5,691	49	514	—	48	115	6,641
Substandard	692	1,250	7,180	255	597	—	56	449	10,479
Doubtful	—	—	—	—	—	—	—	—	—
Total	$261,779	$237,503	$582,519	$67,845	$393,067	$38,386	$55,159	$23,277	$1,659,535

December 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$196,890	$196,515	$412,488	$58,623	$373,154	$16,073	$51,409	$24,650	$1,329,802
Special mention	348	259	1,135	226	442	20,284	65	454	23,213
Substandard	270	—	4,514	174	775	217	87	492	6,529
Doubtful	—	—	—	—	—	—	—	—	—
Total	$197,508	$196,774	$418,137	$59,023	$374,371	$36,574	$51,561	$25,596	$1,359,544

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The following table summarizes the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming as of:

December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$209	$493	$266	$968	$260,811	$261,779	$—
Real estate:
Construction and development	735	2,816	—	3,551	233,952	237,503	—
Commercial real estate	1,803	3	3,227	5,033	577,486	582,519	—
Farmland	485	—	—	485	67,360	67,845	—
1-4 family residential	2,849	666	596	4,111	388,956	393,067	—
Multi-family residential	—	—	—	—	38,386	38,386	—
Consumer	526	51	56	633	54,144	54,777	—
Agricultural	105	59	41	205	23,072	23,277	—
Overdrafts	—	—	—	—	382	382	—
Total	$6,712	$4,088	$4,186	$14,986	$1,644,549	$1,659,535	$—

December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$1,273	$93	$17	$1,383	$196,125	$197,508	$—
Real estate:
Construction and development	117	—	—	117	196,657	196,774	—
Commercial real estate	192	265	1,067	1,524	416,613	418,137	—
Farmland	139	—	6	145	58,878	59,023	—
1-4 family residential	3,998	416	800	5,214	369,157	374,371	—
Multi-family residential	—	—	217	217	36,357	36,574	—
Consumer	381	69	87	537	50,730	51,267	—
Agricultural	204	2	—	206	25,390	25,596	—
Overdrafts	—	—	—	—	294	294	—
Total	$6,304	$845	$2,194	$9,343	$1,350,201	$1,359,544	$—

The following table presents the nonaccrual loans by category as of December 31:

	2018	2017
Commercial and industrial	$366	$77
Real estate:
Construction and development	—	—
Commercial real estate	3,700	1,422
Farmland	140	163
1-4 family residential	1,567	1,937
Multi-family residential	—	217
Consumer	66	138
Agricultural	52	50
Total	$5,891	$4,004
If interest on nonaccrual loans had been accrued, such income would have been approximately $333 and $173 for the years ended December 31, 2018 and 2017, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

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

The outstanding balances of TDRs are shown below at December 31:

	2018	2017
Nonaccrual TDRs	$335	$—
Performing TDRs	861	657
Total	$1,196	$657
Specific reserves on TDRs	$—	$17

The following tables present loans by class modified as TDRs that occurred during the years ended:

December 31, 2018	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
1-4 family residential	3	$504	$504
Agricultural	1	78	78
Total	4	$582	$582
There was one TDR that subsequently defaulted in 2018, therefore remains on nonaccrual status. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the year ended December 31, 2018.

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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The following table presents information about the Company’s impaired loans as of:

December 31, 2018	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$837	$837	$—	$842
Real estate:
Construction and development	720	720	—	518
Commercial real estate	5,168	5,168	—	5,138
Farmland	—	—	—	62
1-4 family residential	1,223	1,223	—	1,132
Multi-family residential	—	—	—	54
Consumer	—	—	—	—
Agricultural	408	408	—	456
Subtotal	8,356	8,356	—	8,202
With allowance recorded:
Commercial and industrial	185	185	64	300
Real estate:
Construction and development	530	530	4	44
Commercial real estate	1,985	1,985	341	677
Farmland	140	140	78	147
1-4 family residential	160	160	6	128
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	52
Subtotal	3,000	3,000	493	1,348
Total	$11,356	$11,356	$493	$9,550

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The following table presents information about the Company’s impaired loans as of December 31, 2017:

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$437	$437	$—	$434
Real estate:
Construction and development	—	—	—	311
Commercial real estate	3,979	3,979	—	4,230
Farmland	6	6	—	90
1-4 family residential	681	681	—	1,096
Multi-family residential	217	217	—	180
Consumer	—	—	—	61
Agricultural	397	397	—	384
Subtotal	5,717	5,717	—	6,786
With allowance recorded:
Commercial and industrial	26	26	17	315
Real estate:
Construction and development	—	—	—	7
Commercial real estate	279	279	27	505
Farmland	157	157	85	131
1-4 family residential	161	161	5	754
Multi-family residential	—	—	—	19
Consumer	—	—	—	42
Agricultural	—	—	—	180
Subtotal	623	623	134	1,953
Total	$6,340	$6,340	$134	$8,739

During the years ended December 31, 2018, 2017 and 2016, total interest income and cash-based interest income recognized on impaired loans was minimal.

NOTE 5 - PREMISES AND EQUIPMENT

	December 31, 2018	December 31, 2017
Land	$10,924	$9,857
Building and improvements	52,623	45,525
Furniture, fixtures and equipment	15,675	12,845
Automobiles	293	247
	79,515	68,474
Less: accumulated depreciation	27,288	24,656
	$52,227	$43,818

Depreciation expense on premises and equipment totaled $3,400, $3,162 and $3,183 for the years ended December 31, 2018, 2017 and 2016, respectively and is included in occupancy expenses on the consolidated statements of earnings.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

NOTE 6 - GOODWILL
Changes in the carrying amount of goodwill in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2018	2017
Beginning of year	$18,742	$18,742
Effect of acquisitions	13,418	—
End of year	$32,160	$18,742

NOTE 7 - CORE DEPOSIT INTANGIBLES
Changes in the carrying amount of core deposit intangibles in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2018	2017
Beginning of year	$2,724	$3,308
Effect of acquisitions	2,700	—
Amortization	(718)	(584)
End of year	$4,706	$2,724
Accumulated amortization was $3,825 and $3,107 at December 31, 2018 and 2017, respectively. Amortization expense related to core deposit intangibles was $718, $584 and $580 during the years ended December 31, 2018, 2017 and 2016, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2018 was as follows:

Year Ended December 31,	Amount
2019	$853
2020	853
2021	687
2022	453
2023	441
Thereafter	1,419
$4,706

NOTE 8 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits, by type of account, were as follows as of:

	December 31, 2018	December 31, 2017
NOW accounts	$252,109	$263,980
Savings and money market accounts	694,086	705,491
Time deposits $250,000 or less	298,724	207,185
Time deposits greater than $250,000	136,772	89,655
	$1,381,691	$1,266,311

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Year-end maturities of time deposits, as of December 31, 2018, were as follows:

Year Ended December 31,	Amount
2019	$311,719
2020	68,098
2021	28,324
2022	14,560
2023	12,795
Thereafter	—
$435,496
Deposits of executive officers, directors and significant shareholders at December 31, 2018 and December 31, 2017 totaled $59,674 and $68,082, respectively.
NOTE 9 - BORROWED MONEY
Federal Home Loan Bank (FHLB) advances, as of December 31, 2018, were as follows:
Fixed-rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal due
2019	2.46%	$105,500
2020	2.09%	6,500
2021	1.87%	1,500
2022	1.99%	1,500
		115,000

Fixed-rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate	Principal due
2021	1.38%	136
		$115,136
The Company has a $25,000 revolving line of credit with a correspondent bank that bears interest at the prime rate plus 0.50%, with quarterly interest payments, and matures in March 2019. Under the terms of the line of credit, the Company agreed not to pledge or grant a lien or security interest in the stock of the Bank or in any other assets without prior consent of the lender. As of December 31, 2018, the outstanding balance on the line of credit was $0. To be in compliance with the loan covenants, the Bank is required to maintain no less than a 10% total risk-based capital ratio, must maintain no less than $85,000 in tangible net worth, the ratio of non-performing assets to equity plus allowance for loan losses must not exceed 15%, the cash flow coverage must be greater than 1.25 times and the Company is limited to acquiring additional debt of no more than $500 without prior approval. The Company believes that it is in compliance with all loan covenants.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

NOTE 10 - SUBORDINATED DEBENTURES
Subordinated debentures are made up of the following as of:

	December 31, 2018	December 31, 2017
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	2,500	3,500
	$12,810	$13,810
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
The securities held by the Trusts can qualify as Tier I capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the full amount is includable in Tier I capital at December 31, 2018 and 2017. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.
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
On any interest payment date on or after October 30, 2012 and prior to maturity date, the debentures are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days' notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.
Trust III Debentures
Interest was payable at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 1.67%.
On any interest payment date on or after October 1, 2016 and prior to maturity date, the debentures are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days' notice, in whole or in part, at a redemption price is equal to 100% of the principal amount if redeemed, plus accrued interest to the date of redemption.
DCB Debentures I
Interest is payable at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 1.80%.
On any interest payment date on or after June 15, 2012 and prior to maturity date, the debentures are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days' notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.
Other Debentures
In July 2015, the Company issued $4,000 in debentures, of which $3,000 were issued to directors and other related parties. The $3,000 of debentures to related parties were repaid in May 2017 and a $500 par value debenture, which carried a 2.50% rate, matured and was repaid in July 2017. The remaining $500 debenture has a rate of 4.00% and a maturity date of January 1, 2019. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.
In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties. In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty's initial public offering. A further $1,000 of other debentures matured and were paid off in full in July of this year. The remaining $2,000 of debentures were issued at par value of $500 each with rates ranging from 3.50% to 5.00% and maturity dates from June 30, 2019 to June 30, 2020. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.
Maturities of subordinated debentures based on scheduled repayments at December 31, 2018 are as follows (in thousands of dollars):

Year Ended December 31	Amount
2019	$2,000
2020	500
2021	—
2022	—
2023	—
Thereafter	10,310
$12,810

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date, for the years ended December 31:

	2018	2017	2016
Risk-free interest rate	2.87%	2.00%	1.57%
Expected term (in years)	6.50	6.46	6.50
Expected stock price volatility	20.10%	18.54%	20.92%
Dividend yield	1.76%	1.61%	2.13%
A summary of activity in the Plan during the years ended December 31 follows:

2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	471,442	$24.98	7.30	$2,696
Granted	101,000	32.29	9.51	5
Exercised	(14,372)	22.74	4.33	102
Forfeited	(17,800)	26.07	6.71	96
Balance, December 31, 2018	540,270	$26.37	6.94	$2,160

Exercisable at end of year	207,271	$24.37	5.63	$1,141

2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	340,377	$23.43	7.34	$194
Granted	159,598	27.80	9.40	480
Exercised	(7,033)	11.94	4.23	132
Forfeited	(21,500)	25.58	8.59	109
Balance, December 31, 2017	471,442	$24.98	7.30	$2,696

Exercisable at end of year	134,644	$23.60	5.85	$950

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

A summary of nonvested activity in the Plan during the years ended December 31 follows:

2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	336,798	$25.54	7.88	$1,747
Granted	101,000	32.29	9.51	5
Vested	(88,440)	25.51	6.69	400
Forfeited	(16,359)	26.07	6.71	96
Balance, December 31, 2018	332,999	$27.62	7.75	$1,018

2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	250,700	$23.73	7.65	$69
Granted	159,598	27.80	9.40	480
Vested	(54,500)	23.72	6.35	378
Forfeited	(19,000)	25.58	8.59	109
Balance, December 31, 2017	336,798	$25.54	7.88	$1,747
Information related to the Plan is as follows for the years ended December 31:

	2018	2017	2016
Intrinsic value of options exercised	$102	$132	$36
Cash received from options exercised	327	84	36
Tax benefit realized from options exercised	—	—	—
Weighted average fair value of options granted	6.69	7.91	4.30
As of December 31, 2018, there was $1,812 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.84 years.
The Company granted options under the 2015 Stock Option Plan in 2018. Expense of $592, $355 and $211 was recorded during the years ended December 31, 2018, 2017 and 2016, respectively, which represents the fair value of shares vested during the those years.
NOTE 12 - STOCK APPRECIATION RIGHTS
On June 1, 2017, the Company terminated the Guaranty Bancshares, Inc. Fair Market Value Stock Appreciation Rights Plan, paid all accrued benefits through the termination date and issued equivalent stock options to the plan holders that expire 10 years from the issuance date. Expense associated with stock appreciation rights in 2017 and 2016 was $318 and $113, respectively. There were no SARs granted in 2017.
NOTE 13 - EMPLOYEE BENEFITS
KSOP
The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty's total contributions accrued or paid during the years ended December 31, 2018, 2017 and 2016 totaled $1,125, $965 and $935, respectively.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Benefits under the KSOP generally are distributed to participants in the form of cash, although participants have the right to receive distributions in the form of shares of common stock.
As of December 31, 2018 and 2017, the number of shares held by the KSOP were 1,333,504 and 1,314,277, respectively. There were no unallocated shares to plan participants as of December 31, 2018 and 2017.
Executive Incentive Retirement Plan
The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.
In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $26,301 and $19,117 as of December 31, 2018 and 2017, respectively.
Expense related to these plans totaled $502, $447 and $390 for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in employee compensation and benefits on the Company's consolidated statements of earnings. The recorded liability totaled approximately $3,667 and $2,420 as of December 31, 2018 and 2017, respectively and is included in accrued interest and other liabilities on the Company's consolidated balance sheets.

Bonus Plan
The Company has a Bonus Plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by the board of directors. The Bonus Plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by our board of directors. The bonus expense under this plan for the years ended December 31, 2018, 2017 and 2016 totaled $2,943, $2,316 and $2,069, respectively and is included in employee compensation and benefits on the Company's consolidated statements of earnings.
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

As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, we remeasured our deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. During the year ended December 31, 2017, we recognized a provisional tax expense related to the remeasurement of our deferred tax assets and liabilities totaling $1,695.
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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The consolidated provision for income taxes were as follows as of December 31:

	2018	2017	2016
Current federal tax expense	$5,288	$5,803	$6,045
Deferred federal tax (benefit)	(683)	740	(1,330)
Revaluation of net deferred tax assets due to change in U.S. federal statutory income tax rate	(6)	1,695	—
Total	$4,599	$8,238	$4,715
The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis as of December 31:

	2018	2017	2016
Federal statutory income tax at 21% for 2018 and 35% for 2017 and 2016	$5,291	$7,937	$5,893
Tax exempt interest income	(968)	(1,560)	(1,428)
Revaluation of net deferred tax assets due to change in U.S. federal statutory income tax rate	(6)	1,695	—
Earnings of bank owned life insurance	(113)	(161)	(128)
Nondeductible expenses	566	577	223
Other	(171)	(250)	155
Total	$4,599	$8,238	$4,715

Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, and as detailed in the table above, we recognized a provisional net tax expense totaling $1,695 in 2017 and a net tax benefit resulting from the finalization of those calculations totaling $6 in 2018. As of December 31, 2018, the accounting for the income tax enactment-date effects of the new tax law has been completed.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The components of the deferred tax assets (liabilities), in the accompanying consolidated balance sheets consisted of the following as of December 31:

	2018	2017
Deferred tax assets:
Allowance for loan losses	$3,077	$2,758
Deferred compensation	770	508
Unrealized loss on available for sale securities	1,464	730
Bonus accrual	328	—
Accretion of acquisition allowance	327	—
Other real estate owned	65	2
Other	484	556
Total deferred tax assets	6,515	4,554
Deferred tax liabilities:
Premises and equipment	(2,334)	(1,432)
Prepaid expenses	(179)	(179)
Deferred loan costs, net	(118)	(230)
Intangibles	(590)	(116)
Other	(85)	(54)
Total deferred tax liabilities	(3,306)	(2,011)
Net deferred tax asset	$3,209	$2,543

NOTE 15 - NONINTEREST INCOME AND NONINTEREST EXPENSE
Other operating income consisted of the following for the years ended December 31:

	2018	2017	2016
Fiduciary income	$1,587	$1,463	$1,405
Bank-owned life insurance income	570	461	453
Merchant and debit card fees	3,642	3,119	2,741
Loan processing fee income	589	597	622
Other noninterest income	3,057	2,745	2,465
Total	$9,445	$8,385	$7,686

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

Other operating expense consisted of the following for the years ended December 31:

	2018	2017	2016
Legal and professional fees	$3,080	$2,061	$1,935
Software support fees	2,502	2,089	1,870
Amortization	1,228	1,033	980
Director and committee fees	1,029	1,064	940
Advertising and promotions	1,410	1,193	1,015
ATM and debit card expense	1,127	899	933
Office and computer supplies	416	426	464
Postage	310	301	325
Telecommunication expense	649	526	609
FDIC insurance assessment fees	625	671	1,200
Other real estate owned expenses and write-downs	157	128	140
Other	3,721	3,513	3,488
Total	$16,254	$13,904	$13,899

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
Interest rate swaps with notional amounts totaling $5,000 as of December 31, 2018 and 2017, were designated as cash flow hedges of the debentures and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income.
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

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures was as follows:

December 31, 2018
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	7.25	$220
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	3.83	$173

December 31, 2017
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	8.25	$301
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	4.83	$270
Interest expense recorded on these swap transactions totaled $687, $724 and $882 during the years ended December 31, 2018, 2017 and 2016, respectively, and is reported as a component of interest expense on the debentures. At December 31, 2018, the Company expected none of the unrealized losses to be reclassified as a reduction of interest expense during the remainder of 2019.
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
Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2018 and 2017, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.
Commitments and letters of credit outstanding were as follows as of December 31:

	Contract or Notional Amount
	2018	2017
Commitments to extend credit	$342,523	$326,879
Letters of credit	11,675	8,336

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

FHLB Letters of Credit
At December 31, 2018, the Company had letters of credit of $2,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

Operating Leases
The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2023 and thereafter. Minimum future lease payments under these non-cancelable operating leases in excess of one year as of December 31, 2018, are as follows:

Year Ended December 31,	Amount
2019	$1,672
2020	1,362
2021	1,128
2022	959
2023	948
Thereafter	6,825
$12,894

Rental expense for the years ended December 31, 2018, 2017, and 2016 was approximately $1,433, $919 and $717 respectively, and is included in other expenses in the accompanying consolidated statements of earnings.
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
The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions to be fully phased in by January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of December 31, 2018 and December 31, 2017 that the Bank met all capital adequacy requirements to which it was subject.
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
As of December 31, 2018 and December 31, 2017, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since December 31, 2018 that management believes have changed the Company’s category.
The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital at December 31, 2018 and 2017. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.
A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital to risk-weighted assets:
Consolidated	$241,791	13.25%	$146,020	8.00%		n/a
Bank	242,142	13.27%	146,015	8.00%	$182,519	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	227,140	12.44%	109,515	6.00%		n/a
Bank	227,491	12.46%	109,511	6.00%	146,015	8.00%
Tier 1 capital to average assets:
Consolidated	227,140	10.16%	89,422	4.00%		n/a
Bank	227,491	10.18%	89,414	4.00%	111,768	5.00%
Common equity tier 1 risk-based capital:
Consolidated	216,830	11.88%	82,136	4.50%		n/a
Bank	227,491	12.46%	82,134	4.50%	118,637	6.50%

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital to risk-weighted assets:
Consolidated	$215,720	14.13%	$122,111	8.00%		n/a
Bank	206,490	13.53%	122,122	8.00%	$152,652	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	202,861	13.29%	91,583	6.00%		n/a
Bank	193,631	12.68%	91,591	6.00%	122,122	8.00%
Tier 1 capital to average assets:
Consolidated	202,861	10.53%	77,048	4.00%		n/a
Bank	193,631	10.05%	77,054	4.00%	96,318	5.00%
Common equity tier 1 risk-based capital:
Consolidated	192,551	12.61%	68,687	4.50%		n/a
Bank	193,631	12.68%	68,694	4.50%	99,224	6.50%
Dividends paid by the Company are mainly provided by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of its bank subsidiary to transfer funds to Guaranty in the form of cash dividends, loans or advances. The amount of dividends that a subsidiary bank organized a national banking association, such as the Bank, may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. As of December 31, 2018, the Bank had $30,158 available for payment of dividends.
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

NOTE 20 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured by collateralized mortgage obligations securities with a market value of $12,423 as of December 31, 2018 and collateralized mortgage obligations and agency securities with a market value of $13,029 as of December 31, 2017, respectively.
Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows as of December 31:

	2018	2017
Average balance during the year	$12,796	$12,769
Average interest rate during the year	0.57%	0.53%
Maximum month-end balance during the year	$14,365	$14,539
Weighted average interest rate at year-end	0.44%	0.38%

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

NOTE 21 - RELATED PARTIES
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

The following table summarizes quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value as of December 31:

2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$89,459	$—	$89,459	$—
Collateralized mortgage obligations	108,969	—	108,969	—
Municipal securities	15,593	—	15,593	—
Corporate bonds	18,954	—	18,954	—
Derivative instruments	(392)	—	(392)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	10,863	—	—	10,863
Other real estate owned	751	—	—	751

2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities
Mortgage-backed securities	$90,678	$—	$90,678	$—
Collateralized mortgage obligations	115,311	—	115,311	—
Municipal securities	7,546	—	7,546	—
Corporate bonds	18,837	—	18,837	—
Derivative instruments	(571)	—	(571)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	6,206	—	—	6,206
Other real estate owned	2,244	—	—	2,244
There were no transfers between Level 2 and Level 3 during the year ended December 31, 2018 or 2017.
Nonfinancial Assets and Nonfinancial Liabilities:
Nonfinancial assets measured at fair value on a nonrecurring basis during the years ended December 31, 2018 and 2017 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value as of December 31:

	2018	2017
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$542	$1,082
Charge-offs recognized in the allowance for loan losses	(25)	(195)
Fair value of other real estate owned remeasured at initial recognition	$517	$887

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

	2018	2017	2016
Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$599	$—	$170
Write-downs included in collection and other real estate owned expense	(56)	—	(69)
Fair value of other real estate owned remeasured subsequent to initial recognition	$543	$—	$101
The following table presents quantitative information about nonrecurring Level 3 fair value measurements at:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2018
Impaired loans	$10,863	Fair value of collateral- sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (19%)
Other real estate owned	$751	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2017
Impaired loans	$6,206	Fair value of collateral- sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (3.6%)
Other real estate owned	$2,244	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

The carrying amounts and estimated fair values of financial instruments, not previously in this note, at December 31, 2018 and 2017 are as follows:

	Fair Value Measurements at December 31, 2018 Using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$71,510	$71,510	$—	$—	$71,510
Marketable securities held to maturity	163,164	—	162,800	—	162,800
Loans, net	1,645,444	—	—	1,630,600	1,630,600
Accrued interest receivable	9,292	—	9,292	—	9,292
Nonmarketable equity securities	14,937	—	14,937	—	14,937
Cash surrender value of life insurance	26,301	—	26,301	—	26,301
Financial liabilities:
Deposits	$1,871,480	$1,435,985	$434,647	$—	$1,870,632
Securities sold under repurchase agreements	12,228	—	12,228	—	12,228
Accrued interest payable	1,651	—	1,651	—	1,651
Other debt	—	—	—	—	—
Federal Home Loan Bank advances	115,136	—	114,934	—	114,934
Subordinated debentures	12,810	—	10,724	—	10,724

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

NOTE 23 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ending December 31, 2018:

	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Held to Maturity Securities	Total
Beginning balance	$(571)	$(5,460)	$(96)	$(6,127)
Other comprehensive income (loss) before reclassification	178	(2,799)	32	(2,589)
Amounts reclassified from accumulated other comprehensive loss	—	40	—	40
Net current period other comprehensive income (loss)	178	(2,759)	32	(2,549)
Reclassification of certain tax effects from accumulated other comprehensive loss	—	(486)	—	(486)
Ending balance	$(393)	$(8,705)	$(64)	$(9,162)
The following are significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ending December 31, 2018:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized loss on available for sale securities	$50	Net realized loss on sale of securities transactions
	(10)	Tax benefit
	$40	Net of Tax

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ending December 31, 2017:

	Gains and (Losses) on Cash Flow Hedges	Unrealized Losses on Available for Sale Securities	Unrealized Gains and (Losses) on Held to Maturity Securities	Total
Beginning balance	$(695)	$(5,319)	$(473)	$(6,487)
Other comprehensive income (loss) before reclassification	124	(33)	377	468
Amounts reclassified from accumulated other comprehensive loss	—	(108)	—	(108)
Net current period other comprehensive income (loss)	124	(141)	377	360
Ending balance	$(571)	$(5,460)	$(96)	$(6,127)

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (continued)

The following are significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ending December 31, 2017:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized gain on available for sale securities	$(167)	Net realized gain on sale of securities transactions
	59	Tax effect
	$(108)	Net of Tax

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ending December 31, 2016:

	Gains and (Losses) on Cash Flow Hedges	Unrealized Losses on Available for Sale Securities	Unrealized Gains and (Losses) on Held to Maturity Securities	Total
Beginning balance	$(775)	$(5,212)	$(586)	$(6,573)
Other comprehensive income (loss) before reclassification	80	(54)	113	139
Amounts reclassified from accumulated other comprehensive loss	—	(53)	—	(53)
Net current period other comprehensive income (loss)	80	(107)	113	86
Ending balance	$(695)	$(5,319)	$(473)	$(6,487)
The following are significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ending December 31, 2016:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized gain on available for sale securities	$(82)	Net realized gain on sale of securities transactions
	29	Tax effect
	$(53)	Net of Tax

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
The computations of basic and diluted earnings per share for the Company were as follows (in thousands except per share amounts) as of December 31:

	2018	2017	2016
Numerator:
Net earnings (basic)	$20,596	$14,439	$12,121
Net earnings (diluted)	$20,596	$14,439	$12,121

Denominator:
Weighted-average shares outstanding (basic)	11,562,826	10,230,840	8,968,262
Effect of dilutive securities:
Common stock equivalent shares from stock options	90,940	82,529	8,066
Weighted-average shares outstanding (diluted)	11,653,766	10,313,369	8,976,328

Net earnings per share
Basic	$1.78	$1.41	$1.35
Diluted	$1.77	$1.40	$1.35

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 25 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Guaranty Bancshares, Inc. follows:

	2018	2017
ASSETS
Cash and cash equivalents	$4,111	$14,009
Investment in banking subsidiaries	255,637	208,995
Other assets	384	511
Total assets	$260,132	$223,515

LIABILITIES AND EQUITY
Debt	$12,810	$13,810
Accrued expenses and other liabilities	2,739	2,360
KSOP-owned shares	—	—
Shareholders’ equity	244,583	207,345
Total liabilities and shareholders’ equity	$260,132	$223,515

	2018	2017	2016
Interest income	$13	$11	$19
Dividends from Guaranty Bank & Trust	10,000	—	12,000
	10,013	11	12,019
Expenses
Interest expense	687	1,024	1,417
Other expenses	2,590	1,682	1,406
	3,277	2,706	2,823
Income (loss) before income tax and equity in undistributed income of subsidiary	6,736	(2,695)	9,196
Income tax benefit	482	354	900
Income (loss) before equity in undistributed earnings of subsidiary	7,218	(2,341)	10,096
Equity in undistributed earnings of subsidiary	13,378	16,780	2,025
Net earnings	$20,596	$14,439	$12,121
Comprehensive income	$18,047	$14,799	$12,207

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	2018	2017	2016
Cash flows from operating activities
Net earnings	$20,596	$14,439	$12,121
Adjustments:
Equity in undistributed subsidiary earnings	(13,378)	(16,780)	(2,025)
Stock based compensation	592	355	211
Change in other assets	127	1,270	89
Change in other liabilities	557	1,589	(227)
Net cash provided by operating activities	8,494	873	10,169

Cash flows from investing activities
Cash paid in connection with acquisitions	(6,423)	—	—
Investment in Guaranty Bank & Trust	—	(15,000)	—
Net cash used in investing activities	(6,423)	(15,000)	—

Cash flows from financing activities
Proceeds of borrowings	—	2,000	19,000
Repayments of borrowings	(1,000)	(25,786)	(20,714)
Sale of common stock	—	55,755	—
Purchase of treasury stock	(4,265)	—	(12,218)
Sale of treasury stock	—	—	8,557
Exercise of stock options	327	84	36
Dividends paid	(7,031)	(5,562)	(4,615)
Net cash (used in) provided by financing activities	(11,969)	26,491	(9,954)

Net change in cash and cash equivalents	(9,898)	12,364	215
Beginning cash and cash equivalents	14,009	1,645	1,430
Ending cash and cash equivalents	$4,111	$14,009	$1,645