Form 10-Q
period 2019-03-31
GUARANTY BANCSHARES INC /TX/
filed 2019-05-10
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ⌧  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ⌧  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $1.00 per share	GNTY	NASDAQ Global Select Market

As of May 3, 2019, there were 11,705,079 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$40,915	$44,471
Federal funds sold	58,000	20,275
Interest-bearing deposits	9,389	6,764
Total cash and cash equivalents	108,304	71,510
Securities available for sale	236,979	232,975
Securities held to maturity	160,980	163,164
Loans held for sale	1,222	1,795
Loans, net	1,640,979	1,645,444
Accrued interest receivable	8,245	9,292
Premises and equipment, net	52,378	52,227
Other real estate owned	632	751
Cash surrender value of life insurance	26,458	26,301
Deferred tax asset	2,167	3,209
Core deposit intangible, net	4,493	4,706
Goodwill	32,160	32,160
Other assets	33,994	23,436
Total assets	$2,308,991	$2,266,970
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$490,206	$489,789
Interest-bearing	1,472,095	1,381,691
Total deposits	1,962,301	1,871,480
Securities sold under agreements to repurchase	11,542	12,228
Accrued interest and other liabilities	22,397	10,733
Federal Home Loan Bank advances	50,131	115,136
Subordinated debentures	12,310	12,810
Total liabilities	2,058,681	2,022,387
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 12,885,162 and 12,835,486 shares issued, and 11,803,786 and 11,829,868 shares outstanding, respectively	12,885	12,835
Additional paid-in capital	185,742	185,174
Retained earnings	83,417	80,088
Treasury stock, 1,081,372 and 1,005,618 shares at cost	(26,567)	(24,352)
Accumulated other comprehensive loss	(5,167)	(9,162)
Total shareholders' equity	250,310	244,583
Total liabilities and shareholders' equity	$2,308,991	$2,266,970

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Interest income
Loans, including fees	$22,244	$16,256
Securities
Taxable	1,599	1,589
Nontaxable	959	914
Federal funds sold and interest-bearing deposits	505	279
Total interest income	25,307	19,038

Interest expense
Deposits	5,673	3,274
FHLB advances and federal funds purchased	447	214
Subordinated debentures	169	167
Other borrowed money	11	11
Total interest expense	6,300	3,666

Net interest income	19,007	15,372
Provision for loan losses	575	600
Net interest income after provision for loan losses	18,432	14,772

Noninterest income
Service charges	826	888
Net realized gain on sale of loans	477	556
Other income	2,259	2,221
Total noninterest income	3,562	3,665

Noninterest expense
Employee compensation and benefits	8,986	7,778
Occupancy expenses	2,451	1,853
Other expenses	4,033	3,503
Total noninterest expense	15,470	13,134

Income before income taxes	6,524	5,303
Income tax provision	1,187	944
Net earnings	$5,337	$4,359
Basic earnings per share	$0.45	$0.39
Diluted earnings per share	$0.45	$0.39

See accompanying notes to consolidated financial statements.

4.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net earnings	$5,337	$4,359
Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	5,159	(3,863)
Amortization of net unrealized gains on held to maturity securities	5	18
Tax effect	(1,086)	810
Unrealized gains (losses) on securities, net of tax	4,078	(3,035)
Unrealized holding (losses) gains arising during the period on interest rate swaps	(83)	136
Total other comprehensive income (loss)	3,995	(2,899)
Comprehensive income	$9,332	$974

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
For the Three Months Ended March 31, 2018
Balance at December 31, 2017	$—	$11,921	$155,601	$66,037	$(20,087)	$(6,127)	$207,345
Net earnings	—	—	—	4,359	—	—	4,359
Other comprehensive income	—	—	—	—	—	(2,899)	(2,899)
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	486	—	(486)	—
Stock based compensation	—	—	117	—	—	—	117
Dividends:
Common - $0.14 per share	—	—	—	(1,548)	—	—	(1,548)
Balance at March 31, 2018	$—	$11,921	$155,718	$69,334	$(20,087)	$(9,512)	$207,374

For the Three Months Ended March 31, 2019
Balance at December 31, 2018	$—	$12,835	$185,174	$80,088	$(24,352)	$(9,162)	$244,583
Net earnings	—	—	—	5,337	—	—	5,337
Other comprehensive income	—	—	—	—	—	3,995	3,995
Exercise of stock options	—	19	462	—	—	—	481
Purchase of treasury stock	—	—	—	—	(2,215)	—	(2,215)
Restricted stock grants	—	31	(31)	—	—	—	—
Stock based compensation	—	—	137	—	—	—	137
Dividends:
Common - $0.17 per share	—	—	—	(2,008)	—	—	(2,008)
Balance at March 31, 2019	$—	12,885	$185,742	$83,417	$(26,567)	$(5,167)	$250,310

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net earnings	$5,337	$4,359
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	1,003	780
Amortization	348	257
Deferred taxes	(43)	—
Premium amortization, net of discount accretion	943	1,065
Gain on sale of loans	(477)	(556)
Provision for loan losses	575	600
Origination of loans held for sale	(13,560)	(16,412)
Proceeds from loans held for sale	14,610	17,387
Write-down of other real estate and repossessed assets	10	—
Net loss on sale of premises, equipment, other real estate owned and other assets	(34)	(7)
Stock based compensation	137	117
Net change in accrued interest receivable and other assets	(9,826)	685
Net change in accrued interest payable and other liabilities	11,302	593
Net cash provided by operating activities	10,325	8,868

Cash flows from investing activities
Securities available for sale:
Purchases	(5,120)	(13,156)
Proceeds from maturities and principal repayments	5,855	6,098
Securities held to maturity:
Proceeds from maturities and principal repayments	1,666	3,721
Net purchases of premises and equipment	(1,154)	(2,059)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	296	407
Net repayments (originations) of loans	3,760	(41,922)
Net cash provided by (used in) investing activities	5,303	(46,911)

See accompanying notes to consolidated financial statements.

7.

	For the Three Months Ended March 31,
	2019	2018
Cash flows from financing activities
Net change in deposits	90,821	15,262
Net change in securities sold under agreements to repurchase	(686)	(484)
Proceeds from FHLB advances	56,000	20,000
Repayment of FHLB advances	(121,005)	(4)
Repayments of debentures	(500)	—
Purchase of treasury stock	(1,932)	—
Exercise of stock options	481	—
Cash dividends	(2,013)	(1,548)
Net cash provided by financing activities	21,166	33,226
Net change in cash and cash equivalents	36,794	(4,817)
Cash and cash equivalents at beginning of period	71,510	91,428
Cash and cash equivalents at end of period	$108,304	$86,611

Supplemental disclosures of cash flow information
Interest paid	$6,174	$3,539

Supplemental schedule of noncash investing and financing activities
Purchase of treasury stock accrued	283	—
Cash dividends accrued	2,008	1,548
Transfer loans to other real estate owned and repossessed assets	130	188

See accompanying notes to consolidated financial statements.

8.

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

The consolidated financial statements in this Report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2018, included in Guaranty’s Annual Report on Form 10-K for the year ended December 31, 2018.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

(Continued)

9.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts.  This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures.  For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has assembled a transition team for the adoption of this ASU, has developed a project plan regarding implementation and is in process of evaluating segmentation of pools and impacts of the various acceptable methodologies for calculating the expected losses.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  We adopted this ASU on January 1, 2019, at which time we recorded a lease liability and a related right of use asset of $12.0 million.  These are included in other assets and other liabilities on our consolidated balance sheets as of March 31, 2019, and required disclosures are included in Note 9.

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

Goodwill of $13,418 arising from the acquisition of Westbound consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  None of the goodwill is expected to be deductible for income tax purposes.  The following table summarizes the consideration paid for Westbound:

(Continued)

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

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity as of March 31, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,724	$47	$27	$19,744
Municipal securities	15,742	201	61	15,882
Mortgage-backed securities	95,322	269	1,845	93,746
Collateralized mortgage obligations	108,002	184	579	107,607
Total available for sale	$238,790	$701	$2,512	$236,979

Held to maturity:
Municipal securities	$140,712	$2,525	$254	$142,983
Mortgage-backed securities	16,521	93	313	16,301
Collateralized mortgage obligations	3,747	90	11	3,826
Total held to maturity	$160,980	$2,708	$578	$163,110

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,743	$—	$789	$18,954
Municipal securities	15,778	75	260	15,593
Mortgage-backed securities	93,083	52	3,676	89,459
Collateralized mortgage obligations	111,341	—	2,372	108,969
Total available for sale	$239,945	$127	$7,097	$232,975

Held to maturity:
Municipal securities	$141,942	$1,156	$1,094	$142,004
Mortgage-backed securities	17,163	54	500	16,717
Collateralized mortgage obligations	4,059	48	28	4,079
Total held to maturity	$163,164	$1,258	$1,622	$162,800

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company did not record any OTTI losses on any of its securities during the three months ended March 31, 2019 or for the year ended December 31, 2018.

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of March 31, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2019	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$(27)	$5,013	$(27)	$5,013
Municipal securities	(1)	382	(60)	7,567	(61)	7,949
Mortgage-backed securities	(24)	2,538	(1,821)	72,062	(1,845)	74,600
Collateralized mortgage obligations	—	—	(579)	72,116	(579)	72,116
Total available for sale	$(25)	$2,920	$(2,487)	$156,758	$(2,512)	$159,678

Held to maturity:
Municipal securities	$(4)	$1,550	$(250)	$22,613	$(254)	$24,163
Mortgage-backed securities	—	—	(313)	12,062	(313)	12,062
Collateralized mortgage obligations	—	—	(11)	2,026	(11)	2,026
Total held to maturity	$(4)	$1,550	$(574)	$36,701	$(578)	$38,251

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2018	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(453)	$11,236	$(336)	$7,718	$(789)	$18,954
Municipal securities	(17)	2,219	(243)	7,407	(260)	9,626
Mortgage-backed securities	(89)	7,173	(3,587)	76,717	(3,676)	83,890
Collateralized mortgage obligations	(79)	9,232	(2,293)	99,390	(2,372)	108,622
Total available for sale	$(638)	$29,860	$(6,459)	$191,232	$(7,097)	$221,092

Held to maturity:
Municipal securities	$(512)	$55,793	$(582)	$26,511	$(1,094)	$82,304
Mortgage-backed securities	(21)	1,478	(479)	12,317	(500)	13,795
Collateralized mortgage obligations	(28)	2,171	—	—	(28)	2,171
Total held to maturity	$(561)	$59,442	$(1,061)	$38,828	$(1,622)	$98,270

The number of investment positions in an unrealized loss position totaled 96 at March 31, 2019.  The securities in a loss position were composed of tax-exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities.  Management believes the unrealized loss on the remaining securities is a function of the movement of interest rates since the time of purchase.  Based on evaluation of available evidence, including recent changes in interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment would be reduced and the resulting loss recognized in net income in the period the OTTI is identified.  The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be OTTI at March 31, 2019.

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

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of March 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $278,137 and $259,557 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

There were no securities sold during the three months ended March 31, 2019 or 2018.

The contractual maturities at March 31, 2019 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below.  The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities.  These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
March 31, 2019	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$990	$996
Due after one year through five years	12,110	12,150	28,477	29,093
Due after five years through ten years	15,729	15,909	34,557	35,627
Due after ten years	7,627	7,567	76,688	77,267
Mortgage-backed securities	95,322	93,746	16,521	16,301
Collateralized mortgage obligations	108,002	107,607	3,747	3,826
Total Securities	238,790	236,979	160,980	163,110

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	March 31, 2019	December 31, 2018
Commercial and industrial	$246,176	$261,779
Real estate:
Construction and development	250,852	237,503
Commercial real estate	581,926	582,519
Farmland	72,274	67,845
1-4 family residential	390,618	393,067
Multi-family residential	37,430	38,386
Consumer	56,158	54,777
Agricultural	19,994	23,277
Overdrafts	275	382
Total loans	1,655,703	1,659,535
Net of:
Deferred loan costs	466	560
Allowance for loan losses	(15,190)	(14,651)
Total net loans	$1,640,979	$1,645,444

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the three months ended March 31, 2019, for the year ended December 31, 2018 and for the three months ended March 31, 2018:

For the Three Months Ended March 31, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Provision for loan losses	213	81	269	16	7	(56)	46	(35)	34	575
Loans charged-off	(6)	—	—	—	(6)	—	(17)	—	(49)	(78)
Recoveries	5	—	—	—	1	—	23	—	13	42
Ending balance	$1,963	$2,001	$6,294	$659	$2,870	$575	$617	$203	$8	$15,190
Allowance ending balance:
Individually evaluated for impairment	$57	$—	$746	$74	$—	$—	$—	$—	$—	$877
Collectively evaluated for impairment	1,906	2,001	5,548	585	2,870	575	617	203	8	14,313
Ending balance	$1,963	$2,001	$6,294	$659	$2,870	$575	$617	$203	$8	$15,190
Loans:
Individually evaluated for impairment	$483	$1,250	$5,453	$139	$1,450	$—	$—	$233	$—	$9,008
Collectively evaluated for impairment	245,693	$249,602	576,473	72,135	389,168	37,430	56,158	19,761	275	1,646,695
Ending balance	$246,176	$250,852	$581,926	$72,274	$390,618	$37,430	$56,158	$19,994	$275	$1,655,703

For the Year Ended December 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Provision for loan losses	426	196	1,472	120	(196)	2	127	(12)	115	2,250
Loans charged-off	(367)	—	(33)	—	(93)	—	(254)	(2)	(169)	(918)
Recoveries	111	—	1	—	135	—	90	65	58	460
Ending balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Allowance ending balance:
Individually evaluated for impairment	$64	$4	$341	$78	$6	$—	$—	$—	$—	$493
Collectively evaluated for impairment	1,687	1,916	5,684	565	2,862	631	565	238	10	14,158
Ending balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Loans:
Individually evaluated for impairment	$1,022	$1,250	$7,153	$140	$1,383	$—	$—	$408	$—	$11,356
Collectively evaluated for impairment	260,757	$236,253	575,366	67,705	391,684	38,386	54,777	22,869	382	1,648,179
Ending balance	$261,779	$237,503	$582,519	$67,845	$393,067	$38,386	$54,777	$23,277	$382	$1,659,535
(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

For the Three Months Ended March 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Provision for loan losses	164	(24)	439	83	(147)	18	—	46	21	600
Loans charged-off	(10)	—	(33)	—	(13)	—	(28)	—	(32)	(116)
Recoveries	2	—	—	—	5	—	11	—	14	32
Ending balance	$1,737	$1,700	$4,991	$606	$2,867	$647	$585	$233	$9	$13,375
Allowance ending balance:
Individually evaluated for impairment	$12	$—	$69	$80	$3	$—	$—	$11	$—	$175
Collectively evaluated for impairment	1,725	1,700	4,922	526	2,864	647	585	222	9	13,200
Ending balance	$1,737	$1,700	$4,991	$606	$2,867	$647	$585	$233	$9	$13,375
Loans:
Individually evaluated for impairment	$816	$—	$4,918	$230	$800	$212	$—	$653	$—	$7,629
Collectively evaluated for impairment	205,492	$193,909	445,158	63,741	376,478	37,780	48,982	21,892	273	1,393,705
Ending balance	$206,308	$193,909	$450,076	$63,971	$377,278	$37,992	$48,982	$22,545	$273	$1,401,334

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

The following tables summarize the credit exposure in the Company’s consumer and commercial loan portfolios as of:

March 31, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$245,829	$249,602	$572,655	$71,977	$389,448	$37,430	$56,375	$19,651	$1,642,967
Special mention	—	—	3,772	47	308	—	20	114	4,261
Substandard	347	1,250	5,499	250	862	—	38	229	8,475
Total	$246,176	$250,852	$581,926	$72,274	$390,618	$37,430	$56,433	$19,994	$1,655,703

December 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$260,863	$236,253	$569,648	$67,541	$391,956	$38,386	$55,055	$22,713	$1,642,415
Special mention	224	—	5,691	49	514	—	48	115	6,641
Substandard	692	1,250	7,180	255	597	—	56	449	10,479
Total	$261,779	$237,503	$582,519	$67,845	$393,067	$38,386	$55,159	$23,277	$1,659,535

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming as of:

March 31, 2019	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$173	$18	$69	$260	$245,916	$246,176	$—
Real estate:
Construction and development	648	—	—	648	250,204	250,852	—
Commercial real estate	2,867	1,403	449	4,719	577,207	581,926	—
Farmland	328	—	—	328	71,946	72,274	—
1-4 family residential	3,067	263	908	4,238	386,380	390,618	—
Multi-family residential	—	—	—	—	37,430	37,430	—
Consumer	482	20	38	540	55,618	56,158	—
Agricultural	98	—	—	98	19,896	19,994	—
Overdrafts	—	—	—	—	275	275	—
Total	$7,663	$1,704	$1,464	$10,831	$1,644,872	$1,655,703	$—

December 31, 2018	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$209	$493	$266	$968	$260,811	$261,779	$—
Real estate:
Construction and development	735	2,816	—	3,551	233,952	237,503	—
Commercial real estate	1,803	3	3,227	5,033	577,486	582,519	—
Farmland	485	—	—	485	67,360	67,845	—
1-4 family residential	2,849	666	596	4,111	388,956	393,067	—
Multi-family residential	—	—	—	—	38,386	38,386	—
Consumer	526	51	56	633	54,144	54,777	—
Agricultural	105	59	41	205	23,072	23,277	—
Overdrafts	—	—	—	—	382	382	—
Total	$6,712	$4,088	$4,186	$14,986	$1,644,549	$1,659,535	$—

The following table presents information regarding nonaccrual loans as of:

	March 31, 2019	December 31, 2018
Commercial and industrial	$213	$366
Real estate:
Construction and development	—	—
Commercial real estate	913	3,700
Farmland	139	140
1-4 family residential	2,194	1,567
Multi-family residential	—	—
Consumer	109	66
Agricultural	56	52
Total	$3,624	$5,891

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

The outstanding balances of TDRs are shown below:

	March 31, 2019	December 31, 2018
Nonaccrual TDRs	$487	$335
Performing TDRs	671	861
Total	$1,158	$1,196
Specific reserves on TDRs	$—	$—

The following tables present loans by class, modified as TDRs, that occurred during the three months ended March 31, 2019, the twelve months ended December 31, 2018 and the three months ended March 31, 2018:

Three Months Ended March 31, 2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
1-4 family residential	—	$—	$—
Farmland	—	—	—
Total	—	$—	$—

There were no TDRs that subsequently defaulted through March 31, 2019.

Year Ended December 31, 2018	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	3	$504	$504
1-4 family residential	1	78	78
Total	4	$582	$582

There was one TDR that subsequently defaulted, therefore remained on nonaccrual status as of December 31, 2018. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the year ended December 31, 2018.

Three Months Ended March 31, 2018	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	1	$15	$15
1-4 family residential	1	78	78
Total	2	$93	$93

(Continued)

18.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no TDRs that subsequently defaulted through March 31, 2018.  The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2018.

The following table presents information about the Company’s impaired loans as of:

March 31, 2019	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$326	$326	$—	$83
Real estate:
Construction and development	1,250	1,250	—	312
Commercial real estate	2,700	2,700	—	1,107
Farmland	—	—	—	—
1-4 family residential	1,450	1,450	—	294
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	233	233	—	73
Subtotal	5,959	5,959	—	1,869
With allowance recorded:
Commercial and industrial	157	157	57	41
Real estate:
Construction and development	—	—	—	—
Commercial real estate	2,753	2,753	746	764
Farmland	139	139	74	35
1-4 family residential	—	—	—	55
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Subtotal	3,049	3,049	877	895
Total	$9,008	$9,008	$877	$2,764

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

During the three months ended March 31, 2019 and 2018, total interest income and cash-based interest income recognized on impaired loans was minimal.

NOTE 5 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At March 31, 2019 and December 31, 2018, securities sold under agreements to repurchase totaled $11,542 and $12,228, respectively.

The Company has a $25,000 revolving line of credit, which had no outstanding balance at quarter end, bears interest at the prime rate, with interest payable quarterly, and matures in March 2020.

(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Federal Home Loan Bank (FHLB) advances, as of March 31, 2019, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2019	2.43%	$34,500
2020	2.09%	6,500
2021	1.87%	1,500
2022	1.99%	1,500
2023	—%	—
2024	1.76%	6,000
		50,000

Fixed rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate
2021	1.38%	131
		$50,131

NOTE 6 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	March 31, 2019	December 31, 2018
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	2,000	2,500
	$12,310	$12,810

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

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines.  The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at March 31, 2019 and December 31, 2018.  Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital.  However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Other debentures

In July 2015, the Company issued $4,000 in debentures, of which $3,000 were issued to directors and other related parties.  The $3,000 of debentures to related parties were repaid in May 2017 and a $500 par value debenture, which carried a rate of 2.5%, matured and was repaid in July 2017.  The remaining $500 debenture had a rate of 4.00% and matured on January 1, 2019.

In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties.  In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty’s initial public offering.  A further $1,000 of other debentures matured and were paid off in full in July of 2018. The remaining $2,000 of debentures were issued at par value of $500 each with rates ranging from 3.50% to 5.00% and maturity dates from July 1, 2019 to July 1, 2020.  At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture.  The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

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

A summary of activity in the Plan during the three months ended March 31, 2019 and 2018 follows:

Three Months Ended March 31, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	537,872	$26.49	6.96	$2,088
Granted	19,000	29.80	9.90	—
Exercised	(19,172)	25.08	6.14	79
Forfeited	(16,400)	28.90	8.49	27
Balance, March 31, 2019	521,300	$26.59	6.79	$1,745

Exercisable at end of period	194,140	$24.52	5.41	$938

Three Months Ended March 31, 2018	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	469,044	$25.11	7.32	$2,623
Granted	15,000	31.84	9.88	26
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance, March 31, 2018	484,044	$25.32	7.16	$3,872

Exercisable at end of period	140,644	$23.61	5.71	$1,364

(Continued)

23.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of nonvested activity in the Plan during the three months ended March 31, 2019 and 2018 follows:

Three Months Ended March 31, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	331,560	$27.74	7.77	$975
Granted	19,000	29.80	9.90	—
Vested	(7,000)	27.13	7.81	22
Forfeited	(16,400)	28.90	8.49	27
Balance, March 31, 2019	327,160	$27.81	7.61	$807

Three Months Ended March 31, 2018	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	334,400	$25.72	7.91	$1,673
Granted	15,000	31.84	9.88	26
Vested	(6,000)	23.90	8.15	56
Forfeited	—	—	—	—
Balance, March 31, 2018	343,400	$26.02	7.75	$2,508

Information related to the Plan is as follows for the three months ended:

	March 31, 2019	March 31, 2018
Intrinsic value of options exercised	$79	$—
Cash received from options exercised	481	—
Weighted average fair value of options granted	20.64	5.44

As of March 31, 2019, there was $2,579 of total unrecognized compensation expense related to unvested stock options granted under the Plan.  The expense is expected to be recognized over a weighted-average period of 3.80 years.

The Company granted options under the Plan during the first three months of 2019 and 2018.  Expense of $137 and $117 was recorded during the three months ended March 31, 2019 and 2018, respectively.

Restricted Stock Awards and Units

A summary of activity in the Plan during the three months ended March 31, 2019 and 2018 follows:

Three Months Ended March 31, 2019	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	30,500	30.25
Exercised	—	—
Forfeited	—	—
Balance, March 31, 2019	32,898	$29.43

Exercisable at end of period	959	$31.57

(Continued)

24.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Three Months Ended March 31, 2018	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, March 31, 2019	2,398	$31.57

Exercisable at end of period	—	$31.57

A summary of nonvested activity in the Plan during the three months ended March 31, 2019 and 2018 follows:

Three Months Ended March 31, 2019	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	1,439	$31.57
Granted	30,500	30.25
Vested	—	—
Forfeited	—	—
Balance, March 31, 2019	31,939	$30.31

Three Months Ended March 31, 2018	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, March 31, 2018	2,398	$31.57

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

NOTE 8 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the three months ended March 31, 2019 and 2018 totaled $343 and $301, respectively.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of March 31, 2019 and December 31, 2018, the number of shares held by the KSOP were 1,322,530 and 1,333,504, respectively.  There were no unallocated shares to plan participants as of March 31, 2019 or as of December 31, 2018.  All shares held by the KSOP were treated as outstanding at each of the respective period ends.

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

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers.  The cash surrender value of life insurance policies held by the Company totaled $26,458 and $26,301 as of March 31, 2019 and December 31, 2018, respectively.

Expense related to these plans totaled $285 and $275 for the three months ended March 31, 2019 and 2018, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.  The recorded liability totaled approximately $3,893 and $3,667 as of March 31, 2019 and December 31, 2018, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company.  Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors.  The Bonus Plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole.  These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the three months ended March 31, 2019 and 2018 totaled $715 and $819, respectively and is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 9 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 26 years. Some of the Company’s operating leases include options to extend the leases for up to 9 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities.  The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease.  As of March 31, 2019, operating lease right-of-use assets and liabilities were both $11.6 million.

Operating lease expense for operating leases accounted for under ASC 842 for the three months ended March 31, 2019 was approximately $418, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases:

Three Months Ended March 31, 2019
Weighted average remaining lease term
Operating leases	16 years
Weighted average discount rate
Operating leases	2.75%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2024 and thereafter.  Minimum future lease payments under these non-cancelable operating leases in excess of one year as of March 31, 2019, are as follows:

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2019	$1,294
2020	1,473
2021	1,264
2022	1,150
2023	1,150
Thereafter	17,156
Total lease payments	23,487
Less: interest	(11,877)
Present value of lease liabilities	$11,610

As of March 31, 2019, the Company has $6.9 million in an additional operating lease liabilities and corresponding right-of-use assets for office space that commenced during the beginning of the second quarter of 2019.

NOTE 10 - INCOME TAXES

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

Income tax expense was as follows for:

	Three Months Ended March 31,
	2019	2018
Income tax expense for the period	$1,187	$944
Effective tax rate	18.19%	17.80%

The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended March 31, 2019 and 2018, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest rate swaps with notional amounts totaling $5,000 as of March 31, 2019 and December 31, 2018, were designated as cash flow hedges of the debentures and were determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income.

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

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures was as follows as of:

March 31, 2019
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	7.00	$268
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	3.58	$208

December 31, 2018
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	7.25	$220
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	3.83	$173

Interest expense recorded on these swap transactions totaled $169 and $167 during the three months ended March 31, 2019 and 2018, respectively, and is reported as a component of interest expense on the debentures.  At March 31, 2019, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2019.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment were funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2019 and December 31, 2018, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	March 31, 2019	December 31, 2018
Commitments to extend credit	$368,523	$342,523
Letters of credit	11,857	11,675

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business.  Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At March 31, 2019, the Company had letters of credit of $2,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 13 - REGULATORY MATTERS

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019.  Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined).  Management believes, as of March 31, 2019 and December 31, 2018 that the Bank met all capital adequacy requirements to which it was subject.

The Basel III Capital Rules, among other things, have (i) introduced a new capital measure called “Common Equity Tier I” (“CETI”), (ii) specified that Tier I capital consist of CETI and “Additional Tier I Capital” instruments meeting specified requirements, (iii) defined CETI narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CETI and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations.

Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. The capital

(Continued)

29.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.

As of March 31, 2019 and December 31, 2018, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since March 31, 2019 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital at March 31, 2019 and December 31, 2018. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total capital to risk-weighted assets:
Consolidated	$244,274	13.26%	$147,383	8.00%	$193,441	10.50%		n/a
Bank	242,668	13.17%	147,383	8.00%	193,441	10.50%	$184,229	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	229,084	12.43%	110,537	6.00%	156,595	8.50%		n/a
Bank	227,478	12.35%	110,537	6.00%	156,595	8.50%	147,383	8.00%
Tier 1 capital to average assets:(1)
Consolidated	229,084	10.14%	90,386	4.00%	90,386	4.00%		n/a
Bank	227,478	10.07%	90,387	4.00%	90,387	4.00%	112,984	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	218,774	11.88%	82,903	4.50%	128,960	7.00%		n/a
Bank	227,478	12.35%	82,903	4.50%	128,960	7.00%	119,749	6.50%

(1) The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Consolidated Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

(Continued)

30.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital to risk-weighted assets:
Consolidated	$241,791	13.25%	$146,020	8.00%	$191,651	10.50%		n/a
Bank	242,142	13.27%	146,015	8.00%	191,645	10.50%	$182,519	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	227,140	12.44%	109,515	6.00%	155,146	8.50%		n/a
Bank	227,491	12.46%	109,511	6.00%	155,141	8.50%	146,015	8.00%
Tier 1 capital to average assets:
Consolidated	227,140	10.16%	89,422	4.00%	89,422	4.00%		n/a
Bank	227,491	10.18%	89,414	4.00%	89,414	4.00%	111,768	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	216,830	11.88%	82,136	4.50%	127,768	7.00%		n/a
Bank	227,491	12.46%	82,134	4.50%	127,763	7.00%	118,637	6.50%

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

NOTE 14 - FAIR VALUE

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

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of March 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$93,746	$—	$93,746	$—
Collateralized mortgage obligations	107,607	—	107,607	—
Municipal securities	15,882	—	15,882	—
Corporate bonds	19,744	—	19,744	—
Loans held for sale	1,222	—	—	1,222
Cash surrender value of life insurance	26,458	—	26,458	—
SBA servicing assets	844	—	—	844
Derivative instrument assets	476	—	476	—
Derivative instrument liabilities	(476)	—	(476)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	8,131	—	—	8,131
Other real estate owned	632	—	—	632

(Continued)

32.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$89,459	$—	$89,459	$—
Collateralized mortgage obligations	108,969	—	108,969	—
Municipal securities	15,593	—	15,593	—
Corporate bonds	18,954	—	18,954	—
Derivative instruments	(392)	—	(392)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	10,863	—	—	10,863
Other real estate owned	751	—	—	751

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2019 or for the year ended December 31, 2018.

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2019 and 2018 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	March 31, 2019	December 31, 2018	March 31, 2018
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$130	$542	$41
Charge-offs recognized in the allowance for loan losses	(6)	(25)	(14)
Fair value of other real estate owned remeasured at initial recognition	$124	$517	$27

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$599	$—
Write-downs included in collection and other real estate owned expense	—	(56)	—
Fair value of other real estate owned remeasured subsequent to initial recognition	$—	$543	$—

(Continued)

33.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
March 31, 2019
Impaired loans	$8,131	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (12%)
Other real estate owned	$632	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

.	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2018
Impaired loans	$10,863	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (19%)
Other real estate owned	$751	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of March 31, 2019 and December 31, 2018, are as follows:

	Fair value measurements as of March 31, 2019 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$108,304	$108,304	$—	$—	$108,304
Marketable securities held to maturity	160,980	—	163,110	—	163,110
Loans, net	1,640,979	—	—	1,630,728	1,630,728
Accrued interest receivable	8,245	—	8,245	—	8,245
Nonmarketable equity securities	14,909	—	14,909	—	14,909
Cash surrender value of life insurance	26,458	—	26,458	—	26,458
Financial liabilities:
Deposits	$1,962,301	$1,449,423	$514,644	$—	$1,964,067
Securities sold under repurchase agreements	11,542	—	11,542	—	11,542
Accrued interest payable	1,777	—	1,777	—	1,777
Federal Home Loan Bank advances	50,131	—	49,338	—	49,338
Subordinated debentures	12,310	—	10,114	—	10,114

(Continued)

34.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Fair value measurements as of December 31, 2018 using:
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

NOTE 15 - EARNINGS PER SHARE

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

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net earnings (basic)	$5,337	$4,359
Net earnings (diluted)	$5,337	$4,359

Denominator:
Weighted-average shares outstanding (basic)	11,815,966	11,058,956
Effect of dilutive securities:
Common stock equivalent shares from stock options	43,492	118,623
Weighted-average shares outstanding (diluted)	11,859,458	11,177,579

Net earnings per share
Basic	$0.45	$0.39
Diluted	$0.45	$0.39

(Continued)

36.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) and any subsequent Quarterly Reports on Form 10-Q, other risks and uncertainties listed from time to time in our reports and documents filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018. Unless the context indicates otherwise, references in this Report to “we,” “our,” “us,” and the “Company” refer to Guaranty Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries.  References in this Report to “Guaranty Bank & Trust” and the “Bank” refer to Guaranty Bank & Trust, N.A., a national banking association and our wholly-owned consolidated subsidiary.

General

We were incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust.  Since our founding, we have built a reputation based on financial stability and community leadership.  In May 2017, we consummated an initial public offering of our common stock, which is traded on the NASDAQ Global Select Market under the symbol “GNTY.”

We currently operate 30 banking locations in the East Texas, Dallas/Fort Worth, Central Texas and Greater Houston regions of the state.  Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas, 75001 and our telephone number is (888) 572-9881.  Our website address is www.gnty.com. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.

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

Certain Events Affecting Year-over-Year Comparability

Acquisition of Westbound Bank.  The Company completed the acquisition of Westbound Bank (Westbound), a Texas banking association, on June 1, 2018.  This acquisition increased total assets by $216.1 million, loans by $154.7 million (net of discount) and deposits by $181.4 million.  The comparability of the Company’s consolidated results of operations for the three months ended March 31, 2019 and March 31, 2018 are affected by this acquisition.

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

(Continued)

37.

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

In general, the loans in our portfolio have low historical credit losses.  The credit quality of loans in our portfolio is impacted by delinquency status and debt service coverage generated by our borrowers’ businesses and fluctuations in the value of real estate collateral.  Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans.  We consider the majority of our loans to be “seasoned” and that the credit quality and current level of delinquencies and defaults represents the level of reserve needed in the allowance for loan losses.  If delinquencies and defaults were to increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

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

(Continued)

38.

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral.  Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price.  As of March 31, 2019 and December 31, 2018, all significant impaired loans had been determined to be collateral dependent and the allowance for loss had been measured utilizing the estimated fair value of the collateral.

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

(Continued)

39.

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

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2019 and 2018

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended March 31, 2019 with the three months ended March 31, 2018.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Net earnings were $5.3 million for the three months ended March 31, 2019, as compared to $4.4 million for the three months ended March 31, 2018.  The following table presents key earnings data for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Net earnings	$5,337	$4,359
Net earnings per common share
-basic	0.45	0.39
-diluted	0.45	0.39
Net interest margin(1)	3.64%	3.41%
Net interest rate spread(2)	3.21%	3.12%
Return on average assets	0.94%	0.89%
Return on average equity	9.11%	8.35%
Average equity to average total assets	10.37%	10.67%
Dividend payout ratio	37.78%	35.52%

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

Net interest income, before the provision for loan losses, was $19.0 million compared to $15.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively, an increase of $3.6 million, or 23.7%.  The increase in net interest income was comprised of a $6.3 million, or 32.9%, increase in interest income offset by a $2.6 million, or 71.9%, increase in interest expense.  The growth in interest income was primarily attributable to a $286.9 million, or 21.0%, increase in average loans outstanding for the three months ended March 31, 2019, compared to the three months

(Continued)

40.

ended March 31, 2018, further improved by a 0.63% increase in the average yield on total loans.  The increase in average loans outstanding was primarily due to organic growth in all of our markets, continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Central Texas markets and the acquisition of Westbound on June 1, 2018.  The $2.6 million increase in interest expense for the three months ended March 31, 2019 was primarily related to a $202.3 million, or 16.1%, increase in average interest-bearing deposits, which also had an average rate increase of 0.52%, and a $14.7 million, or 24.5%, increase in Federal Home Loan Bank advances, which had an average rate increase of 0.98%, over the same period in 2018.  The majority of the average deposit balance increase was due to the acquisition of Westbound, and organic growth, primarily in time deposit and money market accounts, driven in part by favorable rates that were offered in our Central Texas, Houston and Dallas/Fort Worth metroplex markets.  For the three months ended March 31, 2019, net interest margin and net interest spread were 3.64% and 3.21%, respectively, compared to 3.41% and 3.12% for the same period in 2018, which reflects the increases in interest income discussed above relative to the increases in interest expense.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively.  The table also sets forth the net interest margin on average total interest-earning assets for the same periods.  Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period.  For the three months ended March 31, 2019 and 2018, the amount of interest income not recognized on nonaccrual loans was not material.  Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earnings assets:
Total loans(1)	$1,651,608	$22,244	5.46%	$1,364,724	$16,256	4.83%
Securities available for sale	233,625	1,530	2.66	238,233	1,442	2.45
Securities held to maturity	162,121	1,028	2.57	172,679	1,061	2.49
Nonmarketable equity securities	12,128	170	5.68	7,508	89	4.81
Interest-bearing deposits in other banks	57,240	335	2.37	43,547	190	1.77
Total interest-earning assets	2,116,722	25,307	4.85	1,826,691	19,038	4.23
Allowance for loan losses	(14,906)			(12,989)
Noninterest-earning assets	188,917			142,343
Total assets	$2,290,733			$1,956,045
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,458,261	$5,673	1.58%	$1,255,975	$3,274	1.06%
Advances from FHLB and fed funds purchased	74,700	447	2.43	59,979	214	1.45
Subordinated debentures	10,310	169	6.65	13,810	167	4.90
Securities sold under agreements to repurchase	11,065	11	0.40	11,621	11	0.38
Total interest-bearing liabilities	1,554,336	6,300	1.64	1,341,385	3,666	1.11
Noninterest-bearing liabilities:
Noninterest-bearing deposits	475,890			400,347
Accrued interest and other liabilities	22,893			5,589
Total noninterest-bearing liabilities	498,783			405,936
Shareholders’ equity	237,614			208,724
Total liabilities and shareholders’ equity	$2,290,733			$1,956,045
Net interest rate spread(2)			3.21%			3.12%
Net interest income		$19,007			$15,372
Net interest margin(3)			3.64%			3.41%

(1) Includes average outstanding balances of loans held for sale of $1.3 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3) Net interest margin is equal to net interest income divided by average interest-earning assets.

(Continued)

41.

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

	For the Three Months Ended March 31, 2019 vs. 2018
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$3,916	$2,072	$5,988
Securities available for sale	(3,064)	3,152	88
Securities held to maturity	(6,784)	6,751	(33)
Nonmarketable equity securities	6,560	(6,479)	81
Interest-earning deposits in other banks	8,113	(7,968)	145
Total increase (decrease) in interest income	$8,742	$(2,473)	$6,269

Interest-bearing liabilities:
Interest-bearing deposits	$799	$1,600	$2,399
Advances from FHLB and fed funds purchased	8,943	(8,710)	233
Subordinated debentures	(2,089)	2,091	2
Securities sold under agreements to repurchase	(56)	56	—
Total (decrease) increase in interest expense	7,598	(4,964)	2,634
Increase (decrease) in net interest income	$1,144	$2,491	$3,635

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

The provision for loan losses for the three months ended March 31, 2019 was $575,000 compared to $600,000 for the three months ended March 31, 2018.  The decrease in the provision expense resulted from a lower level of charge-offs during the period and relatively stable risk ratings and qualitative factors that contributed to the calculated reserve needed during the period.   Net charge offs were $36,000 for the three months ended March 31, 2019, compared to $84,000 for the same period in 2018.

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

(Continued)

42.

The following table presents components of noninterest income for the three months ended March 31, 2019 and 2018 and the period-over-period variations in the categories of noninterest income:

	For the Three Months Ended March 31,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$826	$888	$(62)
Merchant and debit card fees	959	829	130
Fiduciary income	425	398	27
Gain on sales of loans	477	556	(79)
Bank-owned life insurance income	158	126	32
Loan processing fee income	128	145	(17)
Other noninterest income	589	723	(134)
Total noninterest income	$3,562	$3,665	$(103)

Total noninterest income decreased $103,000 or 2.8%, for the three months ended March 31, 2019 compared to the same period in 2018.  Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees constitute a significant and generally predictable component of our non-interest income.   Service fee income was $826,000 for the three months ended March 31, 2019 compared to $888,000 for the same period in 2018, a decrease of $62,000, or 7.0%.   The decrease, despite an increase in deposit accounts, was primarily due to lower insufficient fund income in the current year, which resulted from increased usage of online banking and debit cards by customers, which limits the ability for deposit accounts to go into an overdrawn status.

Merchant and Debit Card Fees.  We earn interchange income related to the activity of our customers’ merchant debit card usage.  Debit card interchange income was $959,000 for the three months ended March 31, 2019, compared to $829,000 for the same period in 2018, an increase of $130,000, or 15.7%.  The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during 2019.

Gain on Sales of Loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 75 loans for $14.6 million for the three months ended March 31, 2019 compared to 81 loans for $16.8 million for the three months ended March 31, 2018.  Gain on sale of loans was $477,000 for the three months ended March 31, 2019, a decrease of $79,000, or 14.2%, compared to $556,000 for the same period in 2018, which reflects the decrease in mortgage volume and the number of loans sold.

Other.  This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income.  Other noninterest income decreased $134,000, or 18.5%, for the three months ended March 31, 2019, compared to the same period in 2018 due primarily to a write down in the value of the SBA servicing asset in the first quarter of 2019 of $263,000, offset by an increase in SBA servicing revenue of $107,000. Other categories of noninterest income increased with the continued growth of the bank.

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

For the three months ended March 31, 2019, noninterest expense totaled $15.5 million, an increase of $2.4 million, or 17.8%, compared to $13.1 million for the three months ended March 31, 2018.   The following table presents, for the periods indicated, the major categories of noninterest expense:

(Continued)

43.

	For the Three Months Ended March 31,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Employee compensation and benefits	$8,986	$7,778	$1,208
Non-staff expenses:
Occupancy expenses	2,451	1,853	598
Amortization	349	257	92
Software and technology	782	556	226
FDIC insurance assessment fees	33	156	(123)
Legal and professional fees	626	568	58
Advertising and promotions	385	279	106
Telecommunication expense	174	152	22
ATM and debit card expense	278	309	(31)
Director and committee fees	239	279	(40)
Other noninterest expense	1,167	947	220
Total noninterest expense	$15,470	$13,134	$2,336

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes.  Salaries and employee benefits were $9.0 million for the three months ended March 31, 2019, an increase of $1.2 million, or 15.5%, compared to $7.8 million for the same period in 2018.  The increase resulted from the addition of 44 full time equivalent employees, from 419 as of March 31, 2018 to 463 as of March 31, 2019, of which 28 new employees were related to the Westbound acquisition, 11 were from our de novo locations in Austin and Fort Worth, Texas that were opened in the fourth quarter of 2017, and other employees that were added to support operational growth.

Occupancy Expenses.  Occupancy expenses were $2.5 million for the three months ended March 31, 2019, compared to $1.9 million for the same period in 2018, an increase of $598,000, or 32.3%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $1.0 million for the three months ended March 31, 2019, up from $780,000 in the prior period. The increase in occupancy expenses was due primarily to an increase in depreciation expense, ad valorum taxes and building maintenance, a combined increase of $310,000, resulting mainly from the Westbound acquisition and new Austin and Fort Worth locations.   Other increases are due to commencement of leases in Austin and Fort Worth during the period and adoption of the new Accounting Standards Codification 842, Leases.

Amortization. Amortization expenses increased $92,000, or 35.8%, from $257,000 for the three months ended March 31, 2018 to $349,000 for the three months ended March 31, 2019. The increase is due to the amortization of deposit premiums associated with the Westbound acquisition on June 1, 2018.

Software and Technology.  Software and technology expenses increased $226,000, or 40.6%, from $556,000 for the three months ended March 31, 2018 to $782,000 for the three months ended March 31, 2019.  The increase is attributable primarily to additional core processing licensing related to the acquisition of Westbound, additional licensing related to growth of our remote deposit capture products and fees associated with a core system operational review that is completed periodically.  Other increases resulted from incremental processing fees resulting from growth in volume of our loan and deposit accounts.

FDIC Insurance Assessment Fees.  FDIC insurance assessment fees decreased $123,000, or 78.8%, from $156,000 for the three months ended March 31, 2018 to $33,000 for the three months ended March 31, 2019.  The decrease resulted from an FDIC assessment credit of $534,000 that was received in January 2019 and will be prorated through the third quarter of 2019, reducing our expense.

(Continued)

44.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $626,000 and $568,000 for the three months ended March 31, 2019 and 2018, respectively, an increase of $58,000, or 10.2%.  The increase was due primarily to increased professional fees of $219,000 resulting from fees paid to recruiters to locate production employees in our newer growth markets, and were offset by a decrease in legal expense of $153,000 due to legal costs associated with the acquisition of Westbound in the prior period.

Advertising and Promotions.  Advertising and promotion related expenses were $385,000 and $279,000 for the three months ended March 31, 2019 and 2018, respectively.  The increase of $106,000, or 38.0%, was primarily due to increases in advertising expense in our growth markets, especially Dallas/Fort Worth, Central Texas and Houston.

ATM and Debit Card Expenses. We pay processing fees related to the activity of our customers’ ATM and debit card usage.  ATM and debit card expenses were $278,000 and $309,000, for the three months ending March 31, 2019 and 2018, respectively.  The expenses decreased $31,000, or 10.0%, as a result of one time Westbound acquisition related expenses in the first quarter of 2018 that were not recurring.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (e.g., travel and entertainment, charitable contributions and club memberships), insurance and security expenses.  Other noninterest expense increased to $1.2 million for the three months ended March 31, 2019, compared to $947,000 for the same period in 2018, an increase of $253,000, or 21.1%.  The increase was primarily due to increases in loan and filing expenses of $131,000, computer supplies of $25,000 and other real estate owned expenses of $25,000.  Other increases resulted from escalations in dues and subscriptions, stock option expense and new DDA incentives period-over-period, partially offset by decreases in expenses incurred for training and education, postage, insurance and loan processing period-over-period.

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

For the three months ended March 31, 2019 and 2018, income tax expense totaled $1.2 million and $944,000, respectively.  Our effective tax rates for the three months ended 2019 and 2018 were 18.2% and 17.8%, respectively.

Discussion and Analysis of Financial Condition as of March 31, 2019

Assets

Our total assets increased $42.0 million, or 2.34%, from $2.27 billion as of December 31, 2018 to $2.31 billion as of March 31, 2019.  Our asset growth was primarily due to increases in cash and cash equivalents of $36.8 million and an increase in other assets of $10.6 million, which resulted primarily from the recording of a $12.0 million right of use lease asset upon adoption of ASC 842 on January 1, 2019.

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

Our loan portfolio is the largest category of our earning assets.  As of March 31, 2019, total loans were $1.66 billion, a decrease of $3.8 million, or 0.2%, from the December 31, 2018 balance of $1.66 billion.  In addition to these amounts, $1.2 million and $1.8 million in loans were classified as held for sale as of March 31, 2019 and December 31, 2018, respectively.

(Continued)

45.

Total loans, excluding those held for sale, as a percentage of deposits, were 84.4% and 88.7% as of March 31, 2019 and December 31, 2018, respectively.  Total loans, excluding those held for sale, as a percentage of total assets, were 71.7% and 73.2% as of March 31, 2019 and December 31, 2018, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2018 to March 31, 2019:

	As of March 31, 2019	As of December 31, 2018	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial and industrial	$246,176	$261,779	$(15,603)	(5.96)%
Real estate:
Construction and development	250,852	237,503	13,349	5.62%
Commercial real estate	581,926	582,519	(593)	(0.10)%
Farmland	72,274	67,845	4,429	6.53%
1-4 family residential	390,618	393,067	(2,449)	(0.62)%
Multi-family residential	37,430	38,386	(956)	(2.49)%
Consumer and overdrafts	56,433	55,159	1,274	2.31%
Agricultural	19,994	23,277	(3,283)	(14.10)%
Total loans held for investment	$1,655,703	$1,659,535	$(3,832)	(0.23)%

Total loans held for sale	$1,222	$1,795	$(573)	(31.92)%

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

We had $5.2 million in nonperforming assets as of March 31, 2019, compared to $7.6 million as of December 31, 2018.  We had $3.6 million in nonperforming loans as of March 31, 2019, compared to $5.9 million as of December 31, 2018.  The $2.3 million, or 38.5%, decrease in our nonperforming loans from December 31, 2018 to March 31, 2019 relates primarily to the payoff of nonaccrual commercial real estate loans from one borrower with outstanding loan balances of $3.3 million, offset by a general increase in our nonaccrual 1-4 family residential real estate portfolio.

(Continued)

46.

The following table presents information regarding nonperforming assets and loans as of:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans	$3,624	$5,891
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	3,624	5,891
Other real estate owned:
Commercial real estate, construction and development, and farmland	—	34
Residential real estate	632	717
Total other real estate owned	632	751
Repossessed assets owned	948	971
Total other assets owned	1,580	1,722
Total nonperforming assets	$5,204	$7,613
Restructured loans-nonaccrual	$487	$335
Restructured loans-accruing	$671	$861
Ratio of nonperforming loans to total loans(1)(2)	0.22%	0.35%
Ratio of nonperforming assets to total assets	0.23%	0.34%

(1) Excludes loans held for sale of $1.2 and $1.8 million as of March 31, 2019 and December 31, 2018, respectively.

(2) Restructured loans-nonaccrual are included in nonaccrual loans which are a component of nonperforming loans.

The following table presents nonaccrual loans by category as of:

	March 31, 2019	December 31, 2018
Commercial and industrial	$213	$366
Real estate:
Construction and development	—	—
Commercial real estate	913	3,700
Farmland	139	140
1-4 family residential	2,194	1,567
Multi-family residential	—	—
Consumer	109	66
Agricultural	56	52
Total	$3,624	$5,891

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

(Continued)

47.

Credits rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

Credits rated as loss are charged-off.  We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our loans as of:

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$245,829	$—	$347	$—	$—	$246,176
Real estate:
Construction and development	249,602	—	1,250	—	—	250,852
Commercial real estate	572,655	3,772	5,499	—	—	581,926
Farmland	71,977	47	250	—	—	72,274
1-4 family residential	389,448	308	862	—	—	390,618
Multi-family residential	37,430	—	—	—	—	37,430
Consumer	56,375	20	38	—	—	56,433
Agricultural	19,651	114	229	—	—	19,994
Total	$1,642,967	$4,261	$8,475	$—	$—	$1,655,703

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$260,863	$224	$692	$—	$—	$261,779
Real estate:
Construction and development	236,253	—	1,250	—	—	237,503
Commercial real estate	569,648	5,691	7,180	—	—	582,519
Farmland	67,541	49	255	—	—	67,845
1-4 family residential	391,956	514	597	—	—	393,067
Multi-family residential	38,386	—	—	—	—	38,386
Consumer	55,055	48	56	—	—	55,159
Agricultural	22,713	115	449	—	—	23,277
Total	$1,642,415	$6,641	$10,479	$—	$—	$1,659,535

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

(Continued)

48.

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

As of March 31, 2019, the allowance for loan losses totaled $15.2 million, or 0.92%, of total loans, excluding those held for sale.  As of December 31, 2018, the allowance for loan losses totaled $14.7 million, or 0.88%, of total loans, excluding those held for sale.  The increase in allowance is due to general reserves for organic loan growth, specific allocations on impaired assets and slightly higher qualitative factors in general allocation in recognition of certain macroeconomic trends in commercial and industrial and commercial real estate lending.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As Of and For the Three Months Ended March 31,		As Of and For the Year Ended December 31,
	2019	2018	2018
	(Dollars in thousands)
Average loans outstanding(1)	$1,651,608	$1,364,724	$1,524,792
Gross loans outstanding at end of period(2)	1,655,703	1,401,334	1,659,535
Allowance for loan losses at beginning of the period	14,651	12,859	12,859
Provision for loan losses	575	600	2,250
Charge offs:
Commercial and industrial	6	10	367
Real estate:
Commercial real estate	—	33	33
1-4 family residential	6	13	93
Consumer	17	28	254
Agriculture	—	—	2
Overdrafts	49	32	169
Total charge-offs	78	116	918
Recoveries:
Commercial and industrial	5	2	111
Real estate:
Commercial real estate	—	—	1
1-4 family residential	1	5	135
Consumer	23	11	90
Agriculture	—	—	65
Overdrafts	13	14	58
Total recoveries	42	32	460
Net charge-offs	36	84	458
Allowance for loan losses at end of period	$15,190	$13,375	$14,651
Ratio of allowance to end of period loans(2)	0.92%	0.95%	0.88%
Ratio of net charge-offs to average loans(1)	0.00%	0.01%	0.03%

(1) Includes average outstanding balances of loans held for sale of $1.3 million, $1.7 million and $1.7 million for the three months ended March 31, 2019 and 2018 and for the year ended December 31, 2018, respectively.

(2) Excludes loans held for sale of $1.2 million, $1.5 million and $1.8 million for the three months ended March 31, 2019 and 2018 and for the year ended December 31, 2018, respectively.

(Continued)

49.

The ratio of allowance for loan losses to non-performing loans increased from 248.7% at December 31, 2018 to 419.2% at March 31, 2019.  Non-performing loans decreased to $3.63 million at March 31, 2019, compared to $5.9 million at December 31, 2018, which is attributable primarily to the payoff on one loan relationship with an outstanding balance of $3.3 million, and offset by general increases in nonaccrual loans in our 1-4 family residential real estate portfolio.

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

	As of March 31, 2019		As of December 31, 2018
	Amount	Percent to Total Loans	Amount	Percent to Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,963	12.92%	$1,751	11.96%
Real estate:
Construction and development	2,001	13.17%	1,920	13.10%
Commercial real estate	6,294	41.44%	6,025	41.12%
Farmland	659	4.34%	643	4.39%
1-4 family residential	2,870	18.89%	2,868	19.58%
Multi-family residential	575	3.79%	631	4.31%
Total real estate	12,399	81.63%	12,087	82.50%
Consumer	625	4.11%	575	3.92%
Agricultural	203	1.34%	238	1.62%
Total allowance for loan losses	$15,190	100.00%	$14,651	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.  As of March 31, 2019, the carrying amount of our investment securities totaled $398.0 million, an increase of $1.9 million, or 0.5%, compared to $396.1 million as of December 31, 2018. Investment securities represented 17.2% and 17.5% of total assets as of March 31, 2019 and December 31, 2018, respectively.

Our investment portfolio consists of securities classified as available for sale and held to maturity.  As of March 31, 2019, securities available for sale and securities held to maturity totaled $237.0 million and $161.0 million, respectively.  As of December 31, 2018, securities available for sale and securities held to maturity totaled $233.0 million and $163.2 million, respectively.  Held to maturity percentages represented 40.5% of our investment portfolio as of March 31, 2019 and 41.2% as of December 31, 2018.   We generally seek to maintain 50.0% or less of our portfolio in held to maturity securities. We have the intent and ability to hold our held to maturity securities until maturity or call and any policy exceptions will be approved by our board of directors.  The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

(Continued)

50.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,724	$47	$27	$19,744
Municipal securities	156,454	2,726	315	158,865
Mortgage-backed securities	111,843	362	2,158	110,047
Collateralized mortgage obligations	111,749	274	590	111,433
Total	$399,770	$3,409	$3,090	$400,089

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,743	$—	$789	$18,954
Municipal securities	157,720	1,231	1,354	157,597
Mortgage-backed securities	110,246	106	4,176	106,176
Collateralized mortgage obligations	115,400	48	2,400	113,048
Total	$403,109	$1,385	$8,719	$395,775

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio.  As of March 31, 2019 and December 31, 2018, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

Our management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  As of March 31, 2019, no OTTI was recorded.

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

	As of March 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—	$11,222	2.77%	$8,522	3.43%	$—	—	$19,744	3.05%
Municipal securities	990	2.93%	29,405	2.98%	41,944	3.34%	84,255	3.04%	156,594	3.11%
Mortgage-backed securities	—	—	24,749	2.66%	85,518	2.74%	—	—	110,267	2.72%
Collateralized mortgage obligations	229	3.87%	111,125	2.68%	—	—	—	—	111,354	2.68%
Total	$1,219	3.11%	$176,501	2.73%	$135,984	2.97%	$84,255	3.04%	$397,959	2.88%

	As of December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—	$10,852	2.77%	$8,102	3.43%	$—	—	$18,954	3.05%
Municipal securities	762	1.73%	19,062	2.93%	51,246	3.28%	86,465	3.01%	157,535	3.08%
Mortgage-backed securities	—	—	54,429	2.49%	52,193	2.66%	—	—	106,622	2.57%
Collateralized mortgage obligations	352	3.88%	100,882	2.66%	11,794	2.88%	—	—	113,028	2.68%
Total	$1,114	2.41%	$185,225	2.64%	$123,335	2.99%	$86,465	3.01%	$396,139	2.83%

(Continued)

51.

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time.  Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities.  The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay.  Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity.  During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened.  If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.  The weighted average life of our investment portfolio was 6.91 years with an estimated effective duration of 4.24 years as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.88% as of March 31, 2019, up from 2.83% as of December 31, 2018.  The improvement in average yields resulted primarily from an increase in municipal securities yields from 3.08% as of December 31, 2018 to 3.11% as of March 31, 2019.  Additionally, the average yield on mortgage backed securities increased from 2.57% to 2.72% during the same period.  As of March 31, 2019, municipal securities and mortgage backed securities comprised 39.3% and 27.7% of the portfolio, respectively.  As of December 31, 2018, municipal securities and mortgage backed securities comprised 39.8% and 26.9% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts.  We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2019 were $1.96 billion, an increase of $90.8 million, or 4.9%, compared to $1.87 billion as of December 31, 2018.

The following table presents the average balances on deposits for the periods indicated:

	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018	Dollar Change	Percent Change
	(Dollars in thousands)
NOW and interest-bearing demand accounts	$289,424	$256,726	$32,698	12.74%
Savings accounts	68,544	67,917	627	0.92%
Money market accounts	615,436	646,115	(30,679)	(4.75%)
Certificates and other time deposits	484,857	353,986	130,871	36.97%
Total interest-bearing deposits	1,458,261	1,324,744	133,517	10.08%
Noninterest-bearing demand accounts	475,890	446,560	62,511	14.00%
Total deposits	$1,934,151	$1,771,304	$196,028	11.07%

The aggregate amount of time deposits in denominations of $100,000 or more as of March 31, 2019 and December 31, 2018 was $376.3 million and $304.1 million, respectively.

(Continued)

52.

The scheduled maturities of time deposits greater than $100,000 were as follows:

	As of March 31, 2019
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$47,774	1.86%
3 to 6 months	74,913	1.96%
6 to 12 months	124,701	2.24%
12 to 24 months	92,763	2.66%
24 to 36 months	20,105	2.14%
36 to 48 months	9,498	2.03%
Over 48 months	6,572	2.56%
Total	$376,326	1.95%

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans.  As of March 31, 2019 and December 31, 2018, total borrowing capacity of $565.5 million and $563.8 million, respectively, was available under this arrangement.  Our outstanding FHLB advances mature within 5 years.  As of March 31, 2019, approximately $1.32 billion in real estate loans were pledged as collateral for our FHLB borrowings.  We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.  The following table presents our FHLB borrowings by maturity and weighted average rate as of March 31, 2019:

	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Less than 90 days	$29,500	2.39%
90 days to less than one year	10,000	2.41%
One to three years	3,131	1.79%
After three to five years	7,500	1.81%
After five years	—	—
Total	$50,131	2.27%

Federal Reserve Bank of Dallas.  The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis.  Certain commercial and industrial and consumer loans are pledged under this arrangement.  We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan.  As of March 31, 2019 and December 31, 2018, $178.1 million and $193.9 million, respectively, were available under this arrangement.  As of March 31, 2019, approximately $226.3 million in consumer and commercial and industrial loans were pledged as collateral.  As of March 31, 2019 and December 31, 2018, no borrowings were outstanding under this arrangement.

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

(Continued)

53.

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

In July 2015, we issued subordinated debentures that pay interest semi-annually and are redeemable before their maturity date at our option, with 30 days’ notice to the holder, for a cash amount equal to the principal amount and all accrued interest.  In July 2015, we issued $4.0 million in debentures, of which $3.0 million were issued to directors and other related parties.  The $3.0 million of debentures to related parties were repaid in May 2017 with a portion of the proceeds of our initial public offering and a $500,000 par value debenture, which carried a rate of 2.5%, matured and was repaid in July 2017.  The remaining $500,000 debenture had a rate of 4.0% and matured in January 2019.  In December 2015, we issued $5.0 million in debentures, of which $2.5 million were issued to directors and other related parties.  In May 2017, $2.0 million of the $2.5 million of debentures issued to related parties were repaid with a portion of the proceeds of our initial public offering. A further $1.0 million of other debentures matured and were repaid in July 2018.  The remaining $2.0 million in debentures were issued in the principal amount of $500,000 each with rates ranging from 3.50% to 5.00% and have maturity dates that range from June 30, 2019 to June 30, 2020.

Other Borrowings.  We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities.  In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and in March 2019, we renewed that line of credit.  The line of credit bears interest at the prime rate, with quarterly interest payments, and matures in March 2020.  As of March 31, 2019, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.  For the three months ended March 31, 2019 and the year ended December 31, 2018, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources.  As of March 31, 2019 and December 31, 2018, we maintained three federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $55.0 million in federal funds.  There were no funds under these lines of credit outstanding as of March 31, 2019 and December 31, 2018.  In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above provides an additional source of liquidity.

(Continued)

54.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated.  Average assets were $2.29 billion for the three months ended March 31, 2019 and $2.13 billion for the year ended December 31, 2018.

	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Sources of Funds:
Deposits:
Noninterest-bearing	20.77%	20.98%
Interest-bearing	63.66%	62.24%
Advances from FHLB	3.26%	4.43%
Other debt	0.00%	—
Subordinated debentures	0.45%	0.63%
Securities sold under agreements to repurchase	0.48%	0.60%
Accrued interest and other liabilities	1.00%	0.41%
Shareholders’ equity	10.37%	10.71%
Total	100.00%	100.00%

Uses of Funds:
Loans	71.45%	70.99%
Securities available for sale	10.20%	11.12%
Securities held to maturity	7.08%	7.89%
Nonmarketable equity securities	0.53%	0.45%
Federal funds sold	1.90%	1.39%
Interest-bearing deposits in other banks	2.50%	0.28%
Other noninterest-earning assets	6.35%	7.88%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	32.63%	25.21%
Average loans to average deposits	85.39%	86.08%

Our primary source of funds is deposits, and our primary use of funds is loans.  We do not expect a change in the primary source or use of our funds in the foreseeable future.  Our average loans, including average loans held for sale, increased $286.9 million, or 21.0%, for the three months ended March 31, 2019 compared to the same period in 2018.  We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of March 31, 2019, we had $368.5 million in outstanding commitments to extend credit and $11.9 million in commitments associated with outstanding standby and commercial letters of credit.  As of December 31, 2018, we had $342.5 million in outstanding commitments to extend credit and $11.7 million in commitments associated with outstanding standby and commercial letters of credit.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2019 and December 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.  As of March 31, 2019, we had cash and cash equivalents of $108.3 million, compared to $71.5 million as of December 31, 2018.  The increase was primarily due to an increase in federal funds sold of $30.0 million.

Capital Resources

Total shareholders’ equity increased to $250.3 million as of March 31, 2019, compared to $244.6 million as of December 31, 2018, an increase of $5.7 million, or 2.34%.  The increase from December 31, 2018 was primarily the result of $5.3 million in net earnings for the three months ended March 31, 2019, and a change in accumulated other comprehensive income of $4.0 million, related primarily to the decrease in the unrealized losses on securities held for sale.  The increases were offset by repurchases of shares of our common stock for $2.2 million and by the payment of dividends of $2.0 million.

(Continued)

55.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations.  Banking regulators view capital levels as important indicators of an institution’s financial soundness.  As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold.  We are subject to certain regulatory capital requirements at the bank holding company and bank levels.  As of March 31, 2019 and December 31, 2018, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations.  As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings.  However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	March 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc.

Total capital (to risk weighted assets)	$244,274	13.26%	$241,791	13.25%
Tier 1 capital (to risk weighted assets)	229,084	12.43%	227,140	12.44%
Tier 1 capital (to average assets)	229,084	10.14%	227,140	10.16%
Common equity tier 1 risk-based capital	218,774	11.88%	216,830	11.88%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$242,668	13.17%	$242,142	13.27%
Tier 1 capital (to risk weighted assets)	227,478	12.35%	227,491	12.46%
Tier 1 capital (to average assets)	227,478	10.07%	227,491	10.18%
Common equity tier 1 risk-based capital	227,478	12.35%	227,491	12.46%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of March 31, 2019 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of March 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$348,040	$139,591	$25,225	$—	$512,856
Advances from FHLB	39,500	3,131	7,500	—	50,131
Subordinated debentures	1,500	500	—	10,310	12,310
Total	$389,040	$143,222	$32,725	$10,310	$575,297

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

(Continued)

56.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of March 31, 2019 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of March 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$7,178	$942	$—	$3,736	$11,856
Commitments to extend credit	233,590	33,351	53,789	47,793	368,523
Total	$240,768	$34,293	$53,789	$51,529	$380,379

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

(Continued)

57.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	March 31, 2019		December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	3.46%	(13.09)%	2.40%	(15.33)%
+200	2.92%	(6.38)%	2.31%	(8.02)%
+100	2.20%	(2.01)%	2.02%	(3.03)%
Base	—	—	—	—
-100	1.10%	(0.26)%	1.36%	(0.46)%

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

(Continued)

58.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31,		As of December 31,
	2019	2018	2018
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$250,310	$207,374	$244,583
Adjustments:
Goodwill	(32,160)	(18,742)	(32,160)
Core deposit intangible	(4,493)	(2,578)	(4,706)
Total tangible common equity	$213,657	$186,054	$207,717
Common shares outstanding(1)	11,803,786	11,058,956	11,829,868
Book value per common share	$21.21	$18.75	$20.68
Tangible book value per common share	$18.10	$16.82	$17.56

(1) Excludes the dilutive effect, if any, of 43,492, 90,940 and 118,623 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

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

(Continued)

59.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31, 2019	As of December 31, 2018
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity	$250,310	$244,583
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible	(4,493)	(4,706)
Total tangible common equity	$213,657	$207,717
Tangible Assets
Total assets	$2,308,991	$2,266,970
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible	(4,493)	(4,706)
Total tangible assets	$2,522,648	$2,474,687

Total Shareholders' Equity to Total Assets	10.84%	10.79%
Tangible Common Equity to Tangible Assets	8.47%	8.39%

Cautionary Notice Regarding Forward-Looking Statements

This Report, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of section 27A of the Securities Act and section 21E of the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of the operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement.  These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

(Continued)

60.

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
•

natural disasters and adverse weather, acts of terrorism (including cyberattacks), an outbreak of hostilities or other international or domestic calamities, catastrophic events including storms, droughts, tornados and flooding, and other matters beyond our control;

•	risks that the financial institutions we may acquire or de novo branches we may open will not be integrated successfully, or the integrations may be more time consuming or costly than expected;
•	technology related changes are difficult to make or are more expensive than expected; and
•	the other factors that are described or referenced in our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Risk Factors”.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(Continued)

61.

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

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors previously disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other risks included in the Company’s filings with the SEC.  The Company’s business could be harmed by any of these risks.   The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2019	22,314	$29.75	22,314	334,410
February 1 - 28, 2019	9,324	$29.94	9,324	325,086
March 1 - 31, 2019	44,116	$29.12	44,116	280,970
Total	75,754		75,754

(1) Under a stock repurchase plan announced on June 18, 2018, we were authorized to repurchase up to 500,000 shares of our outstanding common stock in open market purchases, privately negotiated transactions or by other means.  The stock repurchase program will be effective for a 24-month period, unless shortened or extended by the board of directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

(Continued)

62.

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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

______________________________

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

(Continued)

63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: May 10, 2019	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: May 10, 2019	/s/ Clifton A. Payne
Clifton A. Payne

Chief Financial Officer & Director

64.