Form 10-Q
period 2019-06-30
GUARANTY BANCSHARES INC /TX/
filed 2019-08-09
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-38087

GUARANTY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	001-38087	75-1656431
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)
16475 Dallas Parkway, Suite 600 Addison, Texas		75001
(Address of Principal Executive Offices)		(Zip Code)

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

As of August 2, 2019, there were 11,560,058 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$34,823	$44,471
Federal funds sold	46,450	20,275
Interest-bearing deposits	11,162	6,764
Total cash and cash equivalents	92,435	71,510
Securities available for sale	228,714	232,975
Securities held to maturity	158,915	163,164
Loans held for sale	4,052	1,795
Loans, net	1,678,705	1,645,444
Accrued interest receivable	9,098	9,292
Premises and equipment, net	52,606	52,227
Other real estate owned	535	751
Cash surrender value of life insurance	34,039	26,301
Deferred tax asset	2,050	3,209
Core deposit intangible, net	4,279	4,706
Goodwill	32,160	32,160
Other assets	35,039	23,436
Total assets	$2,332,627	$2,266,970
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$498,349	$489,789
Interest-bearing	1,485,641	1,381,691
Total deposits	1,983,990	1,871,480
Securities sold under agreements to repurchase	10,814	12,228
Accrued interest and other liabilities	24,265	10,733
Federal Home Loan Bank advances	52,127	115,136
Subordinated debentures	11,310	12,810
Total liabilities	2,082,506	2,022,387
Commitments and contingencies (see Note 12)
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 12,886,117 and 12,835,486 shares issued, and 11,560,058 and 11,829,868 shares outstanding, respectively	12,886	12,835
Additional paid-in capital	185,918	185,174
Retained earnings	87,492	80,088
Treasury stock, 1,326,059 and 1,005,618 shares at cost	(33,549)	(24,352)
Accumulated other comprehensive loss	(2,626)	(9,162)
Total shareholders' equity	250,121	244,583
Total liabilities and shareholders' equity	$2,332,627	$2,266,970

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income
Loans, including fees	$22,581	$18,242	$44,825	$34,498
Securities
Taxable	1,527	1,598	3,126	3,187
Nontaxable	957	932	1,916	1,846
Federal funds sold and interest-bearing deposits	488	254	993	533
Total interest income	25,553	21,026	50,860	40,064

Interest expense
Deposits	5,704	4,004	11,377	7,278
FHLB advances and federal funds purchased	381	374	828	588
Subordinated debentures	170	176	339	343
Other borrowed money	12	13	23	24
Total interest expense	6,267	4,567	12,567	8,233

Net interest income	19,286	16,459	38,293	31,831
Provision for loan losses	575	650	1,150	1,250
Net interest income after provision for loan losses	18,711	15,809	37,143	30,581

Noninterest income
Service charges	889	852	1,715	1,740
Net realized loss on securities transactions	(22)	(51)	(22)	(51)
Net realized gain on sale of loans	683	678	1,160	1,234
Other income	2,560	2,437	4,819	4,658
Total noninterest income	4,110	3,916	7,672	7,581

Noninterest expense
Employee compensation and benefits	8,693	7,789	17,679	15,567
Occupancy expenses	2,437	2,006	4,888	3,859
Other expenses	4,264	4,274	8,297	7,777
Total noninterest expense	15,394	14,069	30,864	27,203

Income before income taxes	7,427	5,656	13,951	10,959
Income tax provision	1,384	1,022	2,571	1,966
Net earnings	$6,043	$4,634	$11,380	$8,993
Basic earnings per share	$0.52	$0.41	$0.97	$0.80
Diluted earnings per share	$0.52	$0.41	$0.97	$0.80

See accompanying notes to consolidated financial statements.

4.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$6,043	$4,634	$11,380	$8,993
Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	3,325	(649)	8,484	(4,512)
Amortization of net unrealized gains on held to maturity securities	4	4	9	22
Reclassification adjustment for net losses included in net earnings	22	51	22	51
Tax effect	(719)	127	(1,805)	937
Unrealized gains (losses) on securities, net of tax	2,632	(467)	6,710	(3,502)
Unrealized holding (losses) gains arising during the period on interest rate swaps	(91)	60	(174)	196
Total other comprehensive income (loss)	2,541	(407)	6,536	(3,306)
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	(486)
Comprehensive income	$8,584	$4,227	$17,916	$5,201

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
For the Six Months Ended June 30, 2018
Balance at December 31, 2017	$—	$11,921	$155,601	$66,037	$(20,087)	$(6,127)	$207,345
Net earnings	—	—	—	8,993	—	—	8,993
Other comprehensive loss	—	—	—	—	—	(3,306)	(3,306)
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	486	—	(486)	—
Exercise of stock options	—	2	44	—	—	—	46
Issuance of common stock	—	900	28,668	—	—	—	29,568
Stock based compensation	—	—	235	—	—	—	235
Dividends:
Common - $0.28 per share	—	—	—	(3,223)	—	—	(3,223)
Balance at June 30, 2018	$—	$12,823	$184,548	$72,293	$(20,087)	$(9,919)	$239,658

For the Six Months Ended June 30, 2019
Balance at December 31, 2018	$—	$12,835	$185,174	$80,088	$(24,352)	$(9,162)	$244,583
Net earnings	—	—	—	11,380	—	—	11,380
Other comprehensive income	—	—	—	—	—	6,536	6,536
Exercise of stock options	—	20	461	—	—	—	481
Purchase of treasury stock	—	—	—	—	(9,197)	—	(9,197)
Restricted stock grants	—	31	(31)	—	—	—	—
Stock based compensation	—	—	314	—	—	—	314
Dividends:
Common - $0.34 per share	—	—	—	(3,976)	—	—	(3,976)
Balance at June 30, 2019	$—	12,886	$185,918	$87,492	$(33,549)	$(2,626)	$250,121

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net earnings	$11,380	$8,993
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	1,954	1,588
Amortization	698	532
Deferred taxes	(646)	976
Premium amortization, net of discount accretion	1,912	2,151
Net realized loss on securities transactions	22	51
Gain on sale of loans	(1,160)	(1,234)
Provision for loan losses	1,150	1,250
Origination of loans held for sale	(34,364)	(36,753)
Proceeds from loans held for sale	33,267	38,152
Write-down of other real estate and repossessed assets	6	—
Net loss on sale of premises, equipment, other real estate owned and other assets	9	103
Stock based compensation	314	235
Net change in accrued interest receivable and other assets	(19,418)	(4,465)
Net change in accrued interest payable and other liabilities	11,395	1,029
Net cash provided by operating activities	6,519	12,608

Cash flows from investing activities
Securities available for sale:
Purchases	(5,120)	(23,927)
Proceeds from sales	3,957	9,457
Proceeds from maturities and principal repayments	13,039	13,087
Securities held to maturity:
Proceeds from sales	—	6,333
Proceeds from maturities and principal repayments	3,215	(6,423)
Cash paid in connection with acquisitions	—	24,927
Net originations of loans	(34,503)	(79,662)
Net purchases of premises and equipment	(2,333)	(2,543)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	293	1,488
Net cash used in investing activities	(21,452)	(57,263)

See accompanying notes to consolidated financial statements.

7.

	For the Six Months Ended June 30,
	2019	2018
Cash flows from financing activities
Net change in deposits	112,510	(9,316)
Net change in securities sold under agreements to repurchase	(1,414)	(291)
Proceeds from FHLB advances	111,000	220,000
Repayment of FHLB advances	(174,009)	(155,009)
Repayments of debentures	(1,500)	—
Purchase of treasury stock	(9,197)	—
Exercise of stock options	481	46
Cash dividends	(2,013)	(3,223)
Net cash provided by financing activities	35,858	52,207
Net change in cash and cash equivalents	20,925	7,552
Cash and cash equivalents at beginning of period	71,510	91,428
Cash and cash equivalents at end of period	$92,435	$98,980

Supplemental disclosures of cash flow information
Interest paid	$12,361	$7,835
Income taxes paid	2,235	2,508

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	1,965	—
Transfer loans to other real estate owned and repossessed assets	92	437
Common stock issued in acquisitions	—	29,568
Reclassification of certain tax effects from accumulated other comprehensive income	—	486

See accompanying notes to consolidated financial statements.

8.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Guaranty Bancshares, Inc. (“Guaranty”) is a bank holding company headquartered in Mount Pleasant, Texas that provides, through its wholly-owned subsidiary, Guaranty Bank & Trust, N.A. (the “Bank”), a broad array of financial products and services to individuals and corporate customers, primarily in its markets of East Texas, Dallas/Fort Worth, Greater Houston and Central Texas.  The terms “the Company,” “we,” “us” and “our” mean Guaranty and its subsidiaries, when appropriate.  The Company’s main sources of income are derived from making loans throughout its markets and investing in securities issued by the U.S. Treasury, U.S. government agencies and state and political subdivisions. The Company’s primary lending products are real estate, commercial and consumer loans.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor contracts is dependent on the economy of the State of Texas and primarily the economies of East Texas, Dallas/Fort Worth, Greater Houston and Central Texas.  The Company primarily funds its lending activities with deposit operations.  The Company’s primary deposit products are checking accounts, money market accounts and certificates of deposit.

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

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Recent Accounting Pronouncements:

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption was permitted. The Company adopted ASU 2018-02 in the first quarter of 2018 and reclassified its stranded tax effect of $486 within accumulated other comprehensive income to retained earnings at March 31, 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts.  This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures.  For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company expects that the transition will cause a material increase in the allowance for expected credit losses upon adoption on January 1, 2020.  The Company’s transition team for the adoption of this ASU has evaluated the segmentation of credit pools and is currently studying the impacts of running parallel models for calculating the expected losses using various forecasts and qualitative factor adjustments.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements.  The amendments in this ASU were effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  We adopted this ASU on January 1, 2019, at which time we recorded a lease liability and a related right of use asset of $12.0 million.  These are included in other assets and other liabilities on our consolidated balance sheets as of June 30, 2019, and required disclosures are included in Note 9.

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

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date (“acquired performing loans”).  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believed that all contractual cash flows related to these financial instruments would be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.  Acquired performing loans had fair value and gross contractual amounts receivable of $154,687.

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity as of June 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,705	$387	$—	$20,092
Municipal securities	15,706	426	—	16,132
Mortgage-backed securities	91,782	595	1,098	91,279
Collateralized mortgage obligations	100,007	1,241	37	101,211
Total available for sale	$227,200	$2,649	$1,135	$228,714

Held to maturity:
Municipal securities	$139,840	$4,022	$45	$143,817
Mortgage-backed securities	15,832	163	187	15,808
Collateralized mortgage obligations	3,243	104	—	3,347
Total held to maturity	$158,915	$4,289	$232	$162,972

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,743	$—	$789	$18,954
Municipal securities	15,778	75	260	15,593
Mortgage-backed securities	93,083	52	3,676	89,459
Collateralized mortgage obligations	111,341	—	2,372	108,969
Total available for sale	$239,945	$127	$7,097	$232,975

Held to maturity:
Municipal securities	$141,942	$1,156	$1,094	$142,004
Mortgage-backed securities	17,163	54	500	16,717
Collateralized mortgage obligations	4,059	48	28	4,079
Total held to maturity	$163,164	$1,258	$1,622	$162,800

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company did not record any OTTI losses on any of its securities during the six months ended June 30, 2019 or for the year ended December 31, 2018.

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of June 30, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2019	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$—	$—	$—	$—
Municipal securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	(1,098)	69,896	(1,098)	69,896
Collateralized mortgage obligations	—	—	(37)	3,314	(37)	3,314
Total available for sale	$—	$—	$(1,135)	$73,210	$(1,135)	$73,210

Held to maturity:
Municipal securities	$(2)	$920	$(43)	$11,572	$(45)	$12,492
Mortgage-backed securities	—	—	(187)	11,742	(187)	11,742
Collateralized mortgage obligations	—	—	—	—	—	—
Total held to maturity	$(2)	$920	$(230)	$23,314	$(232)	$24,234

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2018	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(453)	$11,236	$(336)	$7,718	$(789)	$18,954
Municipal securities	(17)	2,219	(243)	7,407	(260)	9,626
Mortgage-backed securities	(89)	7,173	(3,587)	76,717	(3,676)	83,890
Collateralized mortgage obligations	(79)	9,232	(2,293)	99,390	(2,372)	108,622
Total available for sale	$(638)	$29,860	$(6,459)	$191,232	$(7,097)	$221,092

Held to maturity:
Municipal securities	$(512)	$55,793	$(582)	$26,511	$(1,094)	$82,304
Mortgage-backed securities	(21)	1,478	(479)	12,317	(500)	13,795
Collateralized mortgage obligations	(28)	2,171	—	—	(28)	2,171
Total held to maturity	$(561)	$59,442	$(1,061)	$38,828	$(1,622)	$98,270

The number of investment positions in an unrealized loss position totaled 45 at June 30, 2019.  The securities in a loss position were composed of tax-exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities.  Management believes the unrealized loss on the remaining securities is a function of the movement of interest rates since the time of purchase.  Based on evaluation of available evidence, including recent changes in interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment would be reduced and the resulting loss recognized in net income in the period the OTTI is identified.  The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be OTTI at June 30, 2019.

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

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of June 30, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $267,795 and $259,557 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of available for sale securities and the associated gains and losses are listed below for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from sales	$3,957	$9,457	$3,957	$9,457
Gross gains	—	—	—	—
Gross losses	(22)	(51)	(22)	(51)

There were no held to maturity securities sold during the three or six months ended June 30, 2019 or 2018.

The contractual maturities at June 30, 2019 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below.  The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities.  These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
June 30, 2019	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$1,030	$1,035	$984	$990
Due after one year through five years	11,060	11,222	28,359	29,166
Due after five years through ten years	15,717	16,262	34,497	35,860
Due after ten years	7,604	7,705	76,000	77,801
Mortgage-backed securities	91,782	91,279	15,832	15,808
Collateralized mortgage obligations	100,007	101,211	3,243	3,347
Total Securities	227,200	228,714	158,915	162,972

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	June 30, 2019	December 31, 2018
Commercial and industrial	$286,190	$261,779
Real estate:
Construction and development	231,167	237,503
Commercial real estate	592,945	582,519
Farmland	71,009	67,845
1-4 family residential	391,789	393,067
Multi-family residential	44,699	38,386
Consumer	56,099	54,777
Agricultural	19,721	23,277
Overdrafts	228	382
Total loans	1,693,847	1,659,535
Net of:
Deferred loan costs	601	560
Allowance for loan losses	(15,743)	(14,651)
Total net loans	$1,678,705	$1,645,444

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the six months ended June 30, 2019, for the year ended December 31, 2018 and for the six months ended June 30, 2018:

For the Six Months Ended June 30, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Provision for loan losses	297	(45)	747	15	61	45	(410)	375	65	1,150
Loans charged-off	(49)	—	—	—	(6)	—	(18)	—	(92)	(165)
Recoveries	12	—	1	—	3	—	67	—	24	107
Ending balance	$2,011	$1,875	$6,773	$658	$2,926	$676	$204	$613	$7	$15,743
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$1,073	$62	$12	$—	$—	$—	$—	$1,147
Collectively evaluated for impairment	2,011	1,875	5,700	596	2,914	676	204	613	7	14,596
Ending balance	$2,011	$1,875	$6,773	$658	$2,926	$676	$204	$613	$7	$15,743
Loans:
Individually evaluated for impairment	$314	$1,237	$12,029	$133	$1,757	$—	$—	$232	$—	$15,702
Collectively evaluated for impairment	285,876	$229,930	580,916	70,876	390,032	44,699	56,099	19,489	228	1,678,145
Ending balance	$286,190	$231,167	$592,945	$71,009	$391,789	$44,699	$56,099	$19,721	$228	$1,693,847

For the Year Ended December 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Provision for loan losses	426	196	1,472	120	(196)	2	127	(12)	115	2,250
Loans charged-off	(367)	—	(33)	—	(93)	—	(254)	(2)	(169)	(918)
Recoveries	111	—	1	—	135	—	90	65	58	460
Ending balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Allowance ending balance:
Individually evaluated for impairment	$64	$4	$341	$78	$6	$—	$—	$—	$—	$493
Collectively evaluated for impairment	1,687	1,916	5,684	565	2,862	631	565	238	10	14,158
Ending balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Loans:
Individually evaluated for impairment	$1,022	$1,250	$7,153	$140	$1,383	$—	$—	$408	$—	$11,356
Collectively evaluated for impairment	260,757	$236,253	575,366	67,705	391,684	38,386	54,777	22,869	382	1,648,179
Ending balance	$261,779	$237,503	$582,519	$67,845	$393,067	$38,386	$54,777	$23,277	$382	$1,659,535
(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

For the Six Months Ended June 30, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Provision for loan losses	210	(82)	1,004	125	(227)	69	37	52	62	1,250
Loans charged-off	(51)	—	(33)	—	(13)	—	(143)	(1)	(76)	(317)
Recoveries	2	—	—	—	50	—	26	—	20	98
Ending balance	$1,742	$1,642	$5,556	$648	$2,832	$698	$522	$238	$12	$13,890
Allowance ending balance:
Individually evaluated for impairment	$209	$—	$49	$78	$9	$—	$—	$—	$—	$345
Collectively evaluated for impairment	1,533	1,642	5,507	570	2,823	698	522	238	12	13,545
Ending balance	$1,742	$1,642	$5,556	$648	$2,832	$698	$522	$238	$12	$13,890
Loans:
Individually evaluated for impairment	$1,076	$—	$6,530	$222	$1,438	$—	$—	$493	$—	$9,759
Collectively evaluated for impairment	233,320	$211,745	563,918	68,050	391,502	39,023	52,949	22,869	339	1,583,715
Ending balance	$234,396	$211,745	$570,448	$68,272	$392,940	$39,023	$52,949	$23,362	$339	$1,593,474

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

The following tables summarize the credit exposure in the Company’s consumer and commercial loan portfolios as of:

June 30, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$285,935	$229,233	$578,962	$70,723	$389,478	$44,699	$56,203	$19,398	$1,674,631
Special mention	—	600	1,898	46	1,522	—	91	108	4,265
Substandard	255	1,334	12,085	240	789	—	33	215	14,951
Total	$286,190	$231,167	$592,945	$71,009	$391,789	$44,699	$56,327	$19,721	$1,693,847

December 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$260,863	$236,253	$569,648	$67,541	$391,956	$38,386	$55,055	$22,713	$1,642,415
Special mention	224	—	5,691	49	514	—	48	115	6,641
Substandard	692	1,250	7,180	255	597	—	56	449	10,479
Total	$261,779	$237,503	$582,519	$67,845	$393,067	$38,386	$55,159	$23,277	$1,659,535

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming as of:

June 30, 2019	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$897	$18	$—	$915	$285,275	$286,190	$—
Real estate:
Construction and development	1,126	—	96	1,222	229,945	231,167	—
Commercial real estate	700	1,729	1,540	3,969	588,976	592,945	—
Farmland	170	128	—	298	70,711	71,009	—
1-4 family residential	1,893	1,487	888	4,268	387,521	391,789	—
Multi-family residential	—	—	—	—	44,699	44,699	—
Consumer	544	105	33	682	55,417	56,099	—
Agricultural	208	53	—	261	19,460	19,721	—
Overdrafts	—	—	—	—	228	228	—
Total	$5,538	$3,520	$2,557	$11,615	$1,682,232	$1,693,847	$—

December 31, 2018	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$209	$493	$266	$968	$260,811	$261,779	$—
Real estate:
Construction and development	735	2,816	—	3,551	233,952	237,503	—
Commercial real estate	1,803	3	3,227	5,033	577,486	582,519	—
Farmland	485	—	—	485	67,360	67,845	—
1-4 family residential	2,849	666	596	4,111	388,956	393,067	—
Multi-family residential	—	—	—	—	38,386	38,386	—
Consumer	526	51	56	633	54,144	54,777	—
Agricultural	105	59	41	205	23,072	23,277	—
Overdrafts	—	—	—	—	382	382	—
Total	$6,712	$4,088	$4,186	$14,986	$1,644,549	$1,659,535	$—

The following table presents information regarding nonaccrual loans as of:

	June 30, 2019	December 31, 2018
Commercial and industrial	$32	$366
Real estate:
Construction and development	97	—
Commercial real estate	6,688	3,700
Farmland	133	140
1-4 family residential	2,566	1,567
Multi-family residential	—	—
Consumer	85	66
Agricultural	44	52
Total	$9,645	$5,891

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

The outstanding balances of TDRs are shown below:

	June 30, 2019	December 31, 2018
Nonaccrual TDRs	$119	$335
Performing TDRs	2,278	861
Total	$2,397	$1,196
Specific reserves on TDRs	$—	$—

The following tables present loans by class, modified as TDRs, that occurred during the six months ended June 30, 2019, the twelve months ended December 31, 2018 and the six months ended June 30, 2018:

Six Months Ended June 30, 2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate	4	$1,680	$1,515
Total	4	$1,680	$1,515

There were no TDRs that subsequently defaulted through June 30, 2019.

Year Ended December 31, 2018	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	3	$504	$504
1-4 family residential	1	78	78
Total	4	$582	$582

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

18.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no TDRs that subsequently defaulted through June 30, 2018.  The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the six months ended June 30, 2018.

The following table presents information about the Company’s impaired loans as of:

June 30, 2019	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$314	$314	$—	$162
Real estate:
Construction and development	1,237	1,237	—	623
Commercial real estate	3,959	3,959	—	2,129
Farmland	—	—	—	—
1-4 family residential	1,703	1,703	—	640
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	232	232	—	131
Subtotal	7,445	7,445	—	3,685
With allowance recorded:
Commercial and industrial	—	—	—	61
Real estate:
Construction and development	—	—	—	—
Commercial real estate	8,070	8,070	1,073	2,645
Farmland	133	133	62	69
1-4 family residential	54	54	12	60
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Subtotal	8,257	8,257	1,147	2,835
Total	$15,702	$15,702	$1,147	$6,520

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

During the six months ended June 30, 2019 and 2018, total interest income and cash-based interest income recognized on impaired loans was minimal.

NOTE 5 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At June 30, 2019 and December 31, 2018, securities sold under agreements to repurchase totaled $10,814 and $12,228, respectively.

The Company has a $25,000 revolving line of credit, which had no outstanding balance at quarter end, bears interest at the prime rate, with interest payable quarterly, and matures in March 2020.

(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Federal Home Loan Bank (FHLB) advances as of June 30, 2019, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2019	2.56%	$36,500
2020	2.09%	6,500
2021	1.87%	1,500
2022	1.99%	1,500
2023	—	—
2024	1.76%	6,000
		52,000

Fixed rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate
2021	1.38%	127
		$52,127

NOTE 6 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	June 30, 2019	December 31, 2018
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	1,000	2,500
	$11,310	$12,810

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

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines.  The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at June 30, 2019 and December 31, 2018.  Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital.  However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties.  In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty’s initial public offering.  A further $1,000 of other debentures matured and were paid off in full in July of 2018 and another $1,000 of debentures matured and were paid off in full in July of the current year. The remaining $1,000 of debentures were issued at par value of $500 each with rates of 4.50% and 5.00% and maturity dates of January 1, 2020 and July 1, 2020.  At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

accrued interest may be paid to the holder on or before the due date of any debenture.  The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

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

A summary of activity in the Plan during the six months ended June 30, 2019 and 2018 follows:

Six Months Ended June 30, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	537,872	$26.49	6.96	$2,088
Granted	23,000	29.77	9.69	32
Exercised	(19,172)	25.08	5.90	116
Forfeited	(17,400)	28.73	8.21	52
Balance, June 30, 2019	524,300	$26.61	6.57	$2,506

Exercisable at end of period	224,080	$24.90	5.48	$1,419

Six Months Ended June 30, 2018	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	469,044	$25.11	7.32	$2,623
Granted	59,000	32.66	9.84	24
Exercised	(2,000)	23.00	6.80	20
Forfeited	(1,600)	23.00	6.80	16
Balance, June 30, 2018	524,444	$25.97	7.17	$3,661

Exercisable at end of period	166,384	$23.95	5.89	$1,496

(Continued)

23.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of nonvested activity in the Plan during the six months ended June 30, 2019 and 2018 follows:

Six Months Ended June 30, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	331,560	$27.74	7.77	$975
Granted	23,000	29.77	9.69	32
Vested	(37,940)	27.28	7.54	163
Forfeited	(16,400)	30.49	8.71	52
Balance, June 30, 2019	300,220	$27.89	7.38	$1,087

Six Months Ended June 30, 2018	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	334,400	$25.72	7.91	$1,673
Granted	59,000	32.66	9.84	24
Vested	(33,740)	25.30	8.11	258
Forfeited	(1,600)	23.00	6.80	16
Balance, June 30, 2018	358,060	$26.91	7.75	$2,165

Information related to the Plan is as follows for the six months ended:

	June 30, 2019	June 30, 2018
Intrinsic value of options exercised	$116	$20
Cash received from options exercised	481	46
Weighted average fair value of options granted	19.47	5.57

As of June 30, 2019, there was $2,422 of total unrecognized compensation expense related to unvested stock options granted under the Plan.  The expense is expected to be recognized over a weighted-average period of 3.66 years.

The Company granted options under the Plan during the first six months of 2019 and 2018.  Expense of $314 and $235 was recorded during the six months ended June 30, 2019 and 2018, respectively.

Restricted Stock Awards and Units

A summary of activity in the Plan during the six months ended June 30, 2019 and 2018 follows:

Six Months Ended June 30, 2019	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	30,500	30.25
Exercised	(959)	—
Forfeited	—	—
Balance, June 30, 2019	31,939	$29.43

Exercisable at end of period	—	$—

(Continued)

24.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Six Months Ended June 30, 2018	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, June 30, 2018	2,398	$31.57

Exercisable at end of period	—	$—

A summary of nonvested activity in the Plan during the six months ended June 30, 2019 and 2018 follows:

Six Months Ended June 30, 2019	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	1,439	$31.57
Granted	30,500	30.25
Vested	—	—
Forfeited	—	—
Balance, June 30, 2019	31,939	$29.43

Six Months Ended June 30, 2018	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, June 30, 2018	2,398	$31.57

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

NOTE 8 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the six months ended June 30, 2019 and 2018 totaled $634 and $551, respectively.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of June 30, 2019 and December 31, 2018, the number of shares held by the KSOP were 1,298,716 and 1,333,504, respectively.  There were no unallocated shares to plan participants as of June 30, 2019 or as of December 31, 2018.  All shares held by the KSOP were treated as outstanding at each of the respective period ends.

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

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers.  The cash surrender value of life insurance policies held by the Company totaled $34,039 and $26,301 as of June 30, 2019 and December 31, 2018, respectively.

Expense related to these plans totaled $409 and $344 for the six months ended June 30, 2019 and 2018, respectively, and $502 for the year ended December 31, 2018.  This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings.  The recorded liability totaled approximately $3,967 and $3,667 as of June 30, 2019 and December 31, 2018, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company.  Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors.  The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole.  These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the six months ended June 30, 2019 and 2018 totaled $1,550 and $1,513, respectively, and $2,943 for the year ended December 31, 2018.  This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 9 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 15 years. Some of the Company’s operating leases include options to extend the leases for up to 8 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities.  The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease.  As of June 30, 2019, operating lease right-of-use assets and liabilities were both $11.7 million.

Operating lease expense for operating leases accounted for under ASC 842 for the six months ended June 30, 2019 was approximately $854, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases:

As of June 30, 2019
Operating leases
Operating lease right-of-use assets	$11,660
Operating lease liabilities	11,701

Weighted average remaining lease term
Operating leases	10 years
Weighted average discount rate
Operating leases	2.75%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2023 and thereafter.  Minimum future lease payments under these non-cancelable operating leases in excess of one year as of June 30, 2019, are as follows:

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2019	$892
2020	1,530
2021	1,322
2022	1,203
2023	1,180
Thereafter	7,322
Total lease payments	13,449
Less: interest	(1,748)
Present value of lease liabilities	$11,701

As of June 30, 2019, the Company has no additional operating leases commencing subsequent to the quarter end date.

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

Income tax expense was as follows for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax expense for the period	$1,384	$1,022	$2,571	$1,966
Effective tax rate	18.63%	18.07%	18.43%	17.94%

The effective tax rates differ from the statutory federal tax rate of 21% for the three and six months ended June 30, 2019 and 2018, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

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

Interest rate swaps with notional amounts totaling $5,000 as of June 30, 2019 and December 31, 2018, were designated as cash flow hedges of the debentures and were determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income.

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

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures was as follows as of:

June 30, 2019
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	6.75	$326
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	3.33	$241

December 31, 2018
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	7.25	$220
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	3.83	$173

Interest expense recorded on these swap transactions totaled $339 and $343 during the six months ended June 30, 2019 and 2018, respectively, and $687 for the year ended December 31, 2018.  This expense is reported as a component of interest expense on the debentures.  At June 30, 2019, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2019.

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

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment were funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2019 and December 31, 2018, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	June 30, 2019	December 31, 2018
Commitments to extend credit	$334,114	$342,523
Letters of credit	10,692	11,675

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business.  Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At June 30, 2019, the Company had letters of credit of $2,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019.  Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined).  Management believes, as of June 30, 2019 and December 31, 2018 that the Bank met all capital adequacy requirements to which it was subject.

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

As of June 30, 2019 and December 31, 2018, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since June 30, 2019 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital at June 30, 2019 and December 31, 2018. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total capital to risk-weighted assets:
Consolidated	$242,311	12.92%	$150,082	8.00%	$196,983	10.50%		n/a
Bank	245,026	13.06%	150,088	8.00%	196,990	10.50%	$187,610	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	226,568	12.08%	112,562	6.00%	159,462	8.50%		n/a
Bank	229,283	12.22%	112,566	6.00%	159,468	8.50%	150,088	8.00%
Tier 1 capital to average assets:(1)
Consolidated	226,568	9.94%	91,196	4.00%	91,196	4.00%		n/a
Bank	229,283	10.06%	91,211	4.00%	91,211	4.00%	114,014	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	216,258	11.53%	84,421	4.50%	131,322	7.00%		n/a
Bank	229,283	12.22%	84,424	4.50%	131,327	7.00%	121,946	6.50%

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

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of June 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$91,279	$—	$91,279	$—
Collateralized mortgage obligations	101,211	—	101,211	—
Municipal securities	16,132	—	16,132	—
Corporate bonds	20,092	—	20,092	—
Loans held for sale	4,052	—	—	4,052
Cash surrender value of life insurance	34,039	—	34,039	—
SBA servicing assets	817	—	—	817
Derivative instrument assets	567	—	567	—
Derivative instrument liabilities	(567)	—	(567)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	14,555	—	—	14,555
Other real estate owned	535	—	—	535

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

There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2019 or for the year ended December 31, 2018.

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2019 and 2018 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	June 30, 2019	December 31, 2018	June 30, 2018
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$92	$542	$41
Charge-offs recognized in the allowance for loan losses	—	(25)	(14)
Fair value of other real estate owned remeasured at initial recognition	$92	$517	$27

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$27	$599	$—
Write-downs included in collection and other real estate owned expense	(6)	(56)	—
Fair value of other real estate owned remeasured subsequent to initial recognition	$21	$543	$—

(Continued)

33.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
June 30, 2019
Impaired loans	$14,555	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (12%)
Other real estate owned	$535	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

.	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2018
Impaired loans	$10,863	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (19%)
Other real estate owned	$751	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of June 30, 2019 and December 31, 2018, are as follows:

	Fair value measurements as of June 30, 2019 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$92,435	$92,435	$—	$—	$92,435
Marketable securities held to maturity	158,915	—	162,972	—	162,972
Loans, net	1,678,705	—	—	1,674,180	1,674,180
Accrued interest receivable	9,098	—	9,098	—	9,098
Nonmarketable equity securities	15,297	—	15,297	—	15,297
Cash surrender value of life insurance	34,039	—	34,039	—	34,039
Financial liabilities:
Deposits	$1,983,990	$1,456,492	$530,095	$—	$1,986,587
Securities sold under repurchase agreements	10,814	—	10,814	—	10,814
Accrued interest payable	1,858	—	1,858	—	1,858
Federal Home Loan Bank advances	52,127	—	52,125	—	52,125
Subordinated debentures	11,310	—	9,134	—	9,134

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

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net earnings (basic)	$6,043	$4,634	$11,380	$8,993
Net earnings (diluted)	$6,043	$4,634	$11,380	$8,993

Denominator:
Weighted-average shares outstanding (basic)	11,659,513	11,327,363	11,737,307	11,193,901
Effect of dilutive securities:
Common stock equivalent shares from stock options	70,545	112,740	57,093	115,665
Weighted-average shares outstanding (diluted)	11,730,058	11,440,103	11,794,400	11,309,566

Net earnings per share
Basic	$0.52	$0.41	$0.97	$0.80
Diluted	$0.52	$0.41	$0.97	$0.80

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

We currently operate 31 banking locations in the East Texas, Dallas/Fort Worth, Central Texas and Greater Houston regions of the state.  Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas, 75001 and our telephone number is (888) 572-9881.  Our website address is www.gnty.com. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.

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

Certain Events Affecting Year-over-Year Comparability

Acquisition of Westbound Bank.  The Company completed the acquisition of Westbound Bank (Westbound), a Texas banking association, on June 1, 2018.  This acquisition increased total assets by $216.1 million, loans by $154.7 million (net of discount) and deposits by $181.4 million.  The comparability of the Company’s consolidated results of operations for the three and six months ended June 30, 2019 and June 30, 2018 are affected by this acquisition.

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral.  Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price.  As of June 30, 2019 and December 31, 2018, all significant impaired loans had been determined to be collateral dependent and the allowance for loss had been measured utilizing the estimated fair value of the collateral.

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

Discussion and Analysis of Results of Operations for the Six Months Ended June 30, 2019 and 2018

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the six months ended June 30, 2019 with the six months ended June 30, 2018.  The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Net earnings were $11.4 million for the six months ended June 30, 2019, as compared to $9.0 million for the six months ended June 30, 2018.  The following table presents key earnings data for the periods indicated:

	For the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands, except per share data)
Net earnings	$11,380	$8,993
Net earnings per common share
-basic	0.97	0.80
-diluted	0.97	0.80
Net interest margin(1)	3.63%	3.43%
Net interest rate spread(2)	3.18%	3.10%
Return on average assets	1.00%	0.90%
Return on average equity	9.60%	8.47%
Average equity to average total assets	10.38%	10.59%
Dividend payout ratio	35.05%	35.00%

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

Net interest income, before the provision for loan losses, was $38.3 million compared to $31.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively, an increase of $6.5 million, or 20.3%.  The increase in net interest income was comprised of a $10.8 million, or 26.9%, increase in interest income offset by a $4.3 million, or 52.6%, increase in interest expense.  The growth in interest income was primarily attributable to a $251.4 million, or 17.8%, increase in average loans outstanding for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, further improved by a 0.50% increase in the average yield on total loans.  The increase in average loans outstanding was primarily due to organic growth in all of our markets, continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Central Texas markets and the acquisition of Westbound on June 1, 2018.  The $4.3 million increase in interest expense for the six months ended June 30, 2019 was primarily related to a $190.2 million, or 15.0%, increase in average interest-bearing deposits, which also had an average rate increase of 0.42%, over the same period in 2018.  The majority of the average deposit balance increase was due to the acquisition of Westbound, and organic growth, primarily in time deposit and money market accounts, driven in part by favorable rates that were offered in our Central Texas, Houston and Dallas/Fort Worth metroplex markets.  For the six months ended June 30, 2019, net interest margin and net interest spread were 3.63% and 3.18%, respectively, compared to 3.43% and 3.10% for the same period in 2018, which reflects the increases in interest income discussed above relative to the increases in interest expense.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively.  The table also sets forth the net interest margin on average total interest-earning assets for the same periods.  Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period.  For the six months ended June 30, 2019 and 2018, the amount of interest income not recognized on nonaccrual loans was not material.  Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

41.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	For the Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earnings assets:
Total loans(1)	$1,666,407	$44,825	5.42%	$1,415,000	$34,498	4.92%
Securities available for sale	233,409	3,001	2.59	243,356	2,934	2.43
Securities held to maturity	161,109	2,041	2.55	170,803	2,099	2.48
Nonmarketable equity securities	12,154	309	5.13	8,051	186	4.66
Interest-bearing deposits in other banks	57,051	684	2.42	36,907	347	1.90
Total interest-earning assets	2,130,130	50,860	4.81	1,874,117	40,064	4.31
Allowance for loan losses	(15,178)			(13,332)
Noninterest-earning assets	187,795			145,093
Total assets	$2,302,747			$2,005,878
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,461,379	$11,377	1.57%	$1,271,225	$7,278	1.15%
Advances from FHLB and fed funds purchased	68,517	828	2.44	73,176	588	1.62
Subordinated debentures	12,401	342	5.56	13,810	343	5.01
Securities sold under agreements to repurchase	10,792	20	0.37	12,839	24	0.38
Total interest-bearing liabilities	1,553,089	12,567	1.63	1,371,050	8,233	1.21
Noninterest-bearing liabilities:
Noninterest-bearing deposits	489,694			416,114
Accrued interest and other liabilities	20,950			6,316
Total noninterest-bearing liabilities	510,644			422,430
Shareholders’ equity	239,014			212,398
Total liabilities and shareholders’ equity	$2,302,747			$2,005,878
Net interest rate spread(2)			3.18%			3.10%
Net interest income		$38,293			$31,831
Net interest margin(3)			3.63%			3.43%

(1) Includes average outstanding balances of loans held for sale of $1.9 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.
(2) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3) Net interest margin is equal to net interest income divided by average interest-earning assets, annualized.

(Continued)

42.

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

	For the Six Months Ended June 30, 2019 vs. 2018
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$6,813	$3,514	$10,327
Securities available for sale	(129)	196	67
Securities held to maturity	(124)	66	(58)
Nonmarketable equity securities	105	18	123
Interest-earning deposits in other banks	244	93	337
Total increase in interest income	$6,909	$3,887	$10,796

Interest-bearing liabilities:
Interest-bearing deposits	$1,493	$2,606	$4,099
Advances from FHLB and fed funds purchased	(57)	297	240
Subordinated debentures	(39)	38	(1)
Securities sold under agreements to repurchase	(4)	—	(4)
Total increase in interest expense	1,393	2,941	4,334
Increase in net interest income	$5,516	$946	$6,462

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

The provision for loan losses for the six months ended June 30, 2019 was $1.2 million compared to $1.3 million for the six months ended June 30, 2018.  The decrease in the provision expense resulted from a lower level of charge-offs during the period and relatively stable risk ratings and qualitative factors that contributed to the calculated reserve needed during the period.  Net charge-offs were $58,000 for the six months ended June 30, 2019, compared to $219,000 for the same period in 2018.

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

43.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents components of noninterest income for the six months ended June 30, 2019 and 2018 and the period-over-period variations in the categories of noninterest income:

	For the Six Months Ended June 30,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,715	$1,740	$(25)
Merchant and debit card fees	2,028	1,700	328
Fiduciary income	859	777	82
Gain on sales of loans	1,160	1,234	(74)
Bank-owned life insurance income	313	261	52
Loss on sales of investment securities	(22)	(51)	29
Loan processing fee income	276	300	(24)
Other noninterest income	1,343	1,620	(277)
Total noninterest income	$7,672	$7,581	$91

Total noninterest income increased $91,000, or 1.2%, for the six months ended June 30, 2019 compared to the same period in 2018.  Material changes in the components of noninterest income are discussed below.

Merchant and Debit Card Fees.  We earn interchange income related to the activity of our customers’ merchant debit card usage.  Debit card interchange income was $2.0 million for the six months ended June 30, 2019, compared to $1.7 million for the same period in 2018, an increase of $328,000, or 19.3%.  The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during 2019.

Fiduciary Income.  We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $859,000 and $777,000 for the six months ended June 30, 2019 and 2018, respectively, increasing by $82,000, or 10.6%. The revenue increase resulted primarily from 25 new accounts that opened in 2019, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.  The fair value of managed assets held as of June 30, 2019 was $290.6 million, of which $127.1 million or 43.7%, were in custody-only services.  The fair value of managed assets held as of June 30, 2018 was $281.6 million, of which $150.1 million, or 53.3%, were in custody-only services.

Gain on Sales of Loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 166 loans for $33.3 million for the six months ended June 30, 2019 compared to 182 loans for $38.2 million for the six months ended June 30, 2018.  Gain on sale of loans was $1.2 million for the six months ended June 30, 2019, a decrease of $74,000, or 6.0%, compared to $1.2 million for the same period in 2018, which reflects the decrease in mortgage volume and the number of loans sold.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $52,000, or 19.9%, for the six months ended June 30, 2019, compared to the same period in 2018. The increase in income is primarily due to the addition of approximately $6.0 million in policies that were acquired as part of our Westbound Bank acquisition on June 1, 2018.

(Continued)

44.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Other.  This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income.  Other noninterest income decreased $277,000, or 17.1%, for the six months ended June 30, 2019, compared to the same period in 2018 due primarily to valuation adjustments to our SBA servicing assets of $298,000 partially offset by an increase in SBA servicing revenue of $158,000.

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

For the six months ended June 30, 2019, noninterest expense totaled $30.9 million, an increase of $3.7 million, or 13.5%, compared to $27.2 million for the six months ended June 30, 2018.  The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended June 30,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Employee compensation and benefits	$17,679	$15,567	$2,112
Non-staff expenses:
Occupancy expenses	4,888	3,859	1,029
Amortization	698	532	166
Software and technology	1,554	1,213	341
FDIC insurance assessment fees	173	315	(142)
Legal and professional fees	1,313	1,601	(288)
Advertising and promotions	793	659	134
Telecommunication expense	343	306	37
ATM and debit card expense	581	568	13
Director and committee fees	465	547	(82)
Other noninterest expense	2,377	2,036	341
Total noninterest expense	$30,864	$27,203	$3,661

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes.  Salaries and employee benefits were $17.7 million for the six months ended June 30, 2019, an increase of $2.1 million, or 13.6%, compared to $15.6 million for the same period in 2018.  The increase resulted partially from the addition of 28 employees from our Westbound acquisition on June 1, 2018, which incurred only one month of compensation expense in the prior period.  We also added 16 full time equivalent employees, from 449 as of June 30, 2018 to 465 as of June 30, 2019, in order to continue growing our two de novo locations in Austin and Fort Worth, Texas, as well other employees that were added to support operational growth.

Occupancy Expenses.  Occupancy expenses were $4.9 million for the six months ended June 30, 2019, compared to $3.9 million for the same period in 2018, an increase of $1.0 million, or 26.7%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $2.0 million for the six months ended June 30, 2019, up from $1.6 million in the same period of the prior year. The increase in occupancy expenses was due primarily to an increase in depreciation expense combined with lease expense increases of $310,000, due to relocating into new permanent locations in both Austin and Fort Worth, as well as our new corporate offices in Addison, and adoption of the new Accounting Standards Codification 842, Leases.

(Continued)

45.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Amortization. Amortization expenses increased $166,000, or 31.2%, from $532,000 for the six months ended June 30, 2018 to $698,000 for the six months ended June 30, 2019. The increase is due to the amortization of deposit premiums associated with the Westbound acquisition on June 1, 2018.

Software and Technology.  Software and technology expenses increased $341,000, or 28.1%, from $1.2 million for the six months ended June 30, 2018 to $1.6 million for the six months ended June 30, 2019.  The increase is attributable primarily to company growth in online banking licensing and volume, remote deposit licensing and volume, a core system operational review that is completed every 2-3 years, investments in security/monitoring software, and overall licensing and volume increases due to growth.

FDIC Insurance Assessment Fees.  FDIC insurance assessment fees decreased $142,000, or 45.1%, from $315,000 for the six months ended June 30, 2018 to $173,000 for the six months ended June 30, 2019.  The decrease resulted from an FDIC assessment credit of $534,000 that was received in January 2019 and will be prorated through the third quarter of 2019, reducing our expense.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $1.3 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $288,000, or 18.0%.  The decrease resulted in part from decreased legal expense of $153,000 due to legal costs associated with the acquisition of Westbound in the prior year.

Advertising and Promotions.  Advertising and promotion related expenses were $793,000 and $659,000 for the six months ended June 30, 2019 and 2018, respectively.  The increase of $134,000, or 20.3%, was primarily due to increases in advertising expense in our growth markets, especially Dallas/Fort Worth, Central Texas and Houston.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (e.g., travel and entertainment, charitable contributions and club memberships), insurance and security expenses.  Other noninterest expense increased to $2.4 million for the six months ended June 30, 2019, compared to $2.0 million for the same period in 2018, an increase of $341,000, or 16.7%.  The increase was primarily due to increases in loan and filing expense of $247,000, losses sustained of $95,000, stock option expense of $80,000 and new DDA incentive expense of $67,000, partially offset by decreases in postage expense of $32,000 and check printing of $40,000 that were associated with the Westbound acquisition in the prior period.

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

For the six months ended June 30, 2019 and 2018, income tax expense totaled $2.6 million and $2.0 million, respectively.  Our effective tax rates for the six months ended 2019 and 2018 were 18.4% and 17.9%, respectively.

Discussion and Analysis of Results of Operations for the Three Months Ended June 30, 2019 and 2018

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended June 30, 2019 with the three months ended June 30, 2018.  The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

(Continued)

46.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Net earnings were $6.0 million for the three months ended June 30, 2019, as compared to $4.6 million for the three months ended June 30, 2018.  Basic earnings per share were $0.52 for the three months ended June 30, 2019 compared to $0.41 during the same period in 2018.

The following table presents key earnings data for the periods indicated:

	For the Three Months Ended June 30,
	2019	2018
	(Dollars in thousands, except per share data)
Net earnings	$6,043	$4,634
Net earnings per common share
-basic	0.52	0.41
-diluted	0.52	0.41
Net interest margin(1)	3.61%	3.44%
Net interest rate spread(2)	3.16%	3.08%
Return on average assets	1.05%	0.90%
Return on average equity	9.97%	8.58%
Average equity to average total assets	10.50%	10.51%
Dividend payout ratio	32.69%	34.22%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.

(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(Continued)

47.

Net Interest Income

Net interest income, before the provision for loan losses, was $19.3 million compared to $16.5 million for the three months ended June 30, 2019 and June 30, 2018, respectively, an increase of $2.8 million, or 17.2%.  The increase in net interest income was comprised of a $4.5 million, or 21.5%, increase in interest income offset by a $1.7 million, or 37.2%, increase in interest expense.  The growth in interest income was primarily attributable to a $216.3 million, or 14.8%, increase in average loans outstanding for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, further improved by a 0.39% increase in the average yield on total loans.  The increase in average loans outstanding was primarily due to organic growth in all of our markets, continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Central Texas markets and the acquisition of Westbound on June 1, 2018.  The $1.7 million increase in interest expense for the three months ended June 30, 2019 was primarily related to a $178.2 million, or 13.9%, increase in average interest-bearing deposits, which also had an average rate increase of 0.31%, and a 0.71% increase in the average rate of Federal Home Loan Bank advances over the same period in 2018.  The majority of the average deposit balance increase was due to the acquisition of Westbound, and organic growth, primarily in time deposit and non-interest bearing demand accounts, driven in part by favorable rates that were offered in our Central Texas, Houston and Dallas/Fort Worth metroplex markets.  For the three months ended June 30, 2019, net interest margin and net interest spread were 3.61% and 3.16%, respectively, compared to 3.44% and 3.08% for the same period in 2018, which reflects the increases in interest income discussed above relative to the increases in interest expense.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively.  The table also sets forth the net interest margin on average total interest-earning assets for the same periods.  Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period.  For the three months ended June 30, 2019 and 2018, the amount of interest income not recognized on nonaccrual loans was not material.  Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

48.

	For the Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earnings assets:
Total loans(1)	$1,681,043	$22,581	5.39%	$1,464,724	$18,242	5.00%
Securities available for sale	233,196	1,471	2.53	248,422	1,492	2.41
Securities held to maturity	160,108	1,013	2.54	168,948	1,038	2.46
Nonmarketable equity securities	12,180	139	4.58	8,588	97	4.53
Interest-bearing deposits in other banks	56,863	349	2.46	30,340	157	2.08
Total interest-earning assets	2,143,390	25,553	4.78	1,921,022	21,026	4.39
Allowance for loan losses	(15,448)			(13,671)
Noninterest-earnings assets	186,686			147,812
Total assets	$2,314,628			$2,055,163
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,464,464	$5,704	1.56%	$1,286,308	$4,004	1.25%
Advances from FHLB and fed funds purchased	62,403	381	2.45	86,228	374	1.74
Subordinated debentures	12,491	173	5.56	13,810	176	5.11
Securities sold under agreements to repurchase	10,521	9	0.34	14,043	13	0.37
Total interest-bearing liabilities	1,549,879	6,267	1.62	1,400,389	4,567	1.31
Noninterest-bearing liabilities:
Noninterest-bearing deposits	503,347			431,709
Accrued interest and other liabilities	21,001			7,034
Total noninterest-bearing liabilities	524,348			438,743
Shareholders’ equity	240,401			216,031
Total liabilities and shareholders’ equity	$2,314,628			$2,055,163
Net interest rate spread(2)			3.16%			3.08%
Net interest income		$19,286			$16,459
Net interest margin(3)			3.61%			3.44%

(1) Includes average outstanding balances of loans held for sale of $1.2 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively.
(2) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3) Net interest margin is equal to net interest income divided by average interest-earning assets, annualized.

(Continued)

49.

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

	For the Three Months Ended June 30, 2019 vs. 2018
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,915	$1,424	$4,339
Securities available for sale	(96)	75	(21)
Securities held to maturity	(56)	31	(25)
Nonmarketable equity securities	41	1	42
Interest-earning deposits in other banks	163	29	192
Total increase in interest income	$2,967	$1,560	$4,527

Interest-bearing liabilities:
Interest-bearing deposits	$695	$1,005	$1,700
Advances from FHLB and fed funds purchased	(146)	153	7
Subordinated debentures	(18)	15	(3)
Securities sold under agreements to repurchase	(3)	(1)	(4)
Total increase in interest expense	528	1,172	1,700
Increase in net interest income	$2,439	$388	$2,827

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2019 was $575,000 compared to $650,000 for the three months ended June 30, 2018.  The loan loss provision during both periods is directly related to loan growth during the respective period, and partially offset in the current period by fewer net charge-offs.  Net charge-offs were $22,000 for the three months ended June 30, 2019 compared to net charge-offs of $135,000 for the same period in 2018.

Noninterest Income

The following table presents components of noninterest income for the three months ended June 30, 2019 and 2018 and the period-over-period variations in the categories of noninterest income:

	For the Three Months Ended June 30,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$889	$852	$37
Merchant and debit card fees	1,069	871	198
Fiduciary income	434	379	55
Gain on sales of loans	683	678	5
Bank-owned life insurance income	155	135	20
Loss on sales of investment securities	(22)	(51)	29
Loan processing fee income	148	155	(7)
Other noninterest income	754	897	(143)
Total noninterest income	$4,110	$3,916	$194

Total noninterest income increased $194,000, or 5.0%, for the three months ended June 30, 2019 compared to the same period in 2018.  Material changes in the components of noninterest income are discussed below.

(Continued)

50.

Service Charges on Deposit Accounts.  We earn fees from our customers for deposit related services, and these fees constitute a significant and generally predictable component of our non-interest income.  Service fee income was $889,000 for the three months ended June 30, 2019 compared to $852,000 for the same period in 2018, an increase of $37,000, or 4.3%.  The increase was primarily due to an increase in insufficient fund income of approximately $22,000 and a $10,000 increase in account analysis fees from the same quarter in 2018.

Merchant and Debit Card Fees.  We earn interchange income related to the activity of our customers’ merchant debit card usage.  Debit card interchange income was $1.1 million for the three months ended June 30, 2019 compared to $871,000 for the same period in 2018, an increase of $198,000, or 22.7%.  The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during the second quarter of 2019.

Fiduciary Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $434,000 for the three months ended June 30, 2019, an increase of $55,000, or 14.5%, compared to $379,000 for the same period in 2018.  The revenue increase resulted primarily from 17 new accounts that opened during the three months ended June 30, 2019, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Gain on Sale of Loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 91 loans for $18.9 million for the three months ended June 30, 2019 compared to 101 loans for $20.4 million for the three months ended June 30, 2018.  Gain on sale of loans was $683,000 for the three months ended June 30, 2019, an increase of $5,000, or 0.7%, compared to $678,000 for the same period in 2018, which reflects the increase in the average gain per loan sold.

Bank-owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $20,000, or 14.8%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to the addition of approximately $6.0 million in policies that were acquired as part of our Westbound Bank acquisition on June 1, 2018.

Other.  This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income.  Other noninterest income decreased $143,000, or 15.9%, for the three months ended June 30, 2019 compared to the same period in 2018 due primarily to a one-time sales tax refund that increased income $104,000 in June of 2018, and valuation adjustments to our SBA servicing assets of $35,000 during the three months ended June 30, 2019.

(Continued)

51.

Noninterest Expense

For the three months ended June 30, 2019, noninterest expense totaled $15.4 million, an increase of $1.3 million, or 9.4%, compared to $14.1 million for the three months ended June 30, 2018.  The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Employee compensation and benefits	$8,693	$7,789	$904
Non-staff expenses:
Occupancy expenses	2,437	2,006	431
Amortization	349	275	74
Software and technology	772	657	115
FDIC insurance assessment fees	140	159	(19)
Legal and professional fees	687	1,033	(346)
Advertising and promotions	408	380	28
Telecommunication expense	169	154	15
ATM and debit card expense	303	259	44
Director and committee fees	226	268	(42)
Other noninterest expense	1,210	1,089	121
Total noninterest expense	$15,394	$14,069	$1,325

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes.  Salaries and employee benefits were $8.7 million for the three months ended June 30, 2019, an increase of $904,000, or 11.6%, compared to $7.8 million for the same period in 2018.  The increase resulted partially from the addition of 28 employees from our Westbound acquisition on June 1, 2018, which incurred only one month of compensation expense in the prior period.  We also added 16 full time equivalent employees, from 449 as of June 30, 2018 to 465 as of June 30, 2019, in order to continue growing our two de novo locations in Austin and Fort Worth, Texas, as well other employees that were added to support operational growth.

Occupancy Expenses.  Occupancy expenses were $2.4 million for the three months ended June 30, 2019, compared to $2.0 million for the same period in 2018, an increase of $431,000, or 21.5%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $951,000 for the three months ended June 30, 2019. The increase was due primarily to relocating into new permanent locations in both Austin and Fort Worth, as well as our new corporate offices in Addison, and adoption of the new Accounting Standards Codification 842, Leases.

Amortization. Amortization expenses increased $74,000 or 26.9%, from $275,000 for the three months ended June 30, 2018 to $349,000 for the three months ended June 30, 2019. The increase is due primarily to the amortization of deposit premiums associated with the Westbound acquisition on June 1, 2018.

Software and Technology Fees.  Software and technology fees consist of fees paid to third parties for support of software and technology products.  Software support fee expense was $772,000 for the three months ended June 30, 2019, compared to $657,000 for the same period in 2018, an increase of $115,000, or 17.5%.  The increase is attributable primarily to company growth in online banking licensing and volume, remote deposit licensing and volume, a core system operational review that is completed every 2-3 years, investments in security/monitoring software, and overall licensing and volume increases due to growth.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $687,000 for the three months ended June 30, 2019, a decrease of $346,000, or 33.5%, compared to $1.0 million for the same period in 2018.  The decrease was primarily the result of legal and professional expenses incurred in connection with the acquisition of Westbound during the same quarter of the prior year.

Advertising and Promotions.  Advertising and promotions were $408,000 and $380,000 for the three months ended June 30, 2019 and 2018, respectively.  The increase of $28,000, or 7.4%, was primarily due to increases in advertising expense in our growth markets, especially Dallas/Fort Worth, Central Texas and Houston.

(Continued)

52.

ATM and Debit Card Expense.  We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $303,000 for the three months ended June 30, 2019, an increase of $44,000, or 17.0%, compared to $259,000 for the same period in 2018 as a result of increased ATM and debit card usage by our customers.

Other.  This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (e.g., travel and entertainment, charitable contributions and club memberships), insurance and security expenses.  Other noninterest expense increased to $1.2 million for the three months ended June 30, 2019, compared to $1.1 million for the same period in 2018, an increase of $121,000, or 11.1%.  The increase was primarily due to increases in loan and filing expenses of $116,000, losses sustained of $79,000 and stock options expense of $60,000. Other increases resulted from the addition of a new DDA incentive for $47,000 in additional expense for the period. These items were partially offset by decreases in expenses incurred from check charges paid by the bank and on other real estate owned of $43,000 and $25,000, respectively.

Income Tax Expense

For the three months ended June 30, 2019 and 2018, income tax expense totaled $1.4 million and $1.0 million, respectively.  Our effective tax rates for the three months ended June 30, 2019 and 2018 were 18.6% and 18.1%, respectively.

Discussion and Analysis of Financial Condition as of June 30, 2019

Assets

Our total assets increased $65.7 million, or 2.90%, from $2.27 billion as of December 31, 2018 to $2.33 billion as of June 30, 2019.  Our asset growth was primarily due to increases in total loans of $34.3 million, cash and cash equivalents of $20.9 million and other assets of $11.6 million, which resulted primarily from the recording of a $12.0 million right of use lease asset upon adoption of ASC 842 on January 1, 2019.

Loan Portfolio

Our primary source of income is derived through interest earned on loans to small-to-medium-sized businesses, commercial companies, professionals and individuals located in our primary market areas.  A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in our primary market areas.  Our loan portfolio represents the highest yielding component of our earning asset base.

Our loan portfolio is the largest category of our earning assets.  As of June 30, 2019, total loans were $1.7 billion, an increase of $34.3 million, or 2.1%, from the December 31, 2018 balance of $1.66 billion.  In addition to these amounts, $4.1 million and $1.8 million in loans were classified as held for sale as of June 30, 2019 and December 31, 2018, respectively.

(Continued)

53.

Total loans, excluding those held for sale, as a percentage of deposits, were 85.4% and 88.7% as of June 30, 2019 and December 31, 2018, respectively.  Total loans, excluding those held for sale, as a percentage of total assets, were 72.6% and 73.2% as of June 30, 2019 and December 31, 2018, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2018 to June 30, 2019:

	As of June 30, 2019	As of December 31, 2018	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial and industrial	$286,190	$261,779	$24,411	9.33%
Real estate:
Construction and development	231,167	237,503	(6,336)	(2.67)%
Commercial real estate	592,945	582,519	10,426	1.79%
Farmland	71,009	67,845	3,164	4.66%
1-4 family residential	391,789	393,067	(1,278)	(0.33)%
Multi-family residential	44,699	38,386	6,313	16.45%
Consumer and overdrafts	56,327	55,159	1,168	2.12%
Agricultural	19,721	23,277	(3,556)	(15.28)%
Total loans held for investment	$1,693,847	$1,659,535	$34,312	2.07%

Total loans held for sale	$4,052	$1,795	$2,257	125.74%

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

We had $10.8 million in nonperforming assets as of June 30, 2019, compared to $7.6 million as of December 31, 2018.  We had $9.6 million in nonperforming loans as of June 30, 2019, compared to $5.9 million as of December 31, 2018.  The increase in nonperforming loans results primarily from three Small Business Administration (SBA) partially guaranteed loans with combined book balances of $5.8 million as of June 30, 2019 that were acquired from Westbound Bank in June 2018 and for which we are currently in the process of foreclosing and liquidating the underlying collateral. Excluding these partially SBA guaranteed loans, for which we expect minimal losses, non-performing assets as a percentage of total loans at June 30, 2019 would be 0.29%.

(Continued)

54.

The following table presents information regarding nonperforming assets and loans as of:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans	$9,645	$5,891
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	9,645	5,891
Other real estate owned:
Commercial real estate, construction and development, and farmland	—	34
Residential real estate	535	717
Total other real estate owned	535	751
Repossessed assets owned	612	971
Total other assets owned	1,147	1,722
Total nonperforming assets	$10,792	$7,613
Restructured loans-nonaccrual	$119	$335
Restructured loans-accruing	$2,278	$861
Ratio of nonperforming loans to total loans(1)(2)	0.57%	0.35%
Ratio of nonperforming assets to total assets	0.46%	0.34%

(1) Excludes loans held for sale of $4.1 million and $1.8 million as of June 30, 2019 and December 31, 2018, respectively.
(2) Restructured loans on nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.

The following table presents nonaccrual loans by category as of:

	June 30, 2019	December 31, 2018
Commercial and industrial	$32	$366
Real estate:
Construction and development	97	—
Commercial real estate	6,688	3,700
Farmland	133	140
1-4 family residential	2,566	1,567
Multi-family residential	—	—
Consumer	85	66
Agricultural	44	52
Total	$9,645	$5,891

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

55.

Credits rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

Credits rated as loss are charged-off.  We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our loans as of:

	June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$285,935	$—	$255	$—	$—	$286,190
Real estate:
Construction and development	229,233	600	1,334	—	—	231,167
Commercial real estate	578,962	1,898	12,085	—	—	592,945
Farmland	70,723	46	240	—	—	71,009
1-4 family residential	389,478	1,522	789	—	—	391,789
Multi-family residential	44,699	—	—	—	—	44,699
Consumer	56,203	91	33	—	—	56,327
Agricultural	19,398	108	215	—	—	19,721
Total	$1,674,631	$4,265	$14,951	$—	$—	$1,693,847

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$260,863	$224	$692	$—	$—	$261,779
Real estate:
Construction and development	236,253	—	1,250	—	—	237,503
Commercial real estate	569,648	5,691	7,180	—	—	582,519
Farmland	67,541	49	255	—	—	67,845
1-4 family residential	391,956	514	597	—	—	393,067
Multi-family residential	38,386	—	—	—	—	38,386
Consumer	55,055	48	56	—	—	55,159
Agricultural	22,713	115	449	—	—	23,277
Total	$1,642,415	$6,641	$10,479	$—	$—	$1,659,535

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

56.

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

As of June 30, 2019, the allowance for loan losses totaled $15.7 million, or 0.93%, of total loans, excluding those held for sale.  As of December 31, 2018, the allowance for loan losses totaled $14.7 million, or 0.88%, of total loans, excluding those held for sale.  The increase in allowance is due to general reserves for organic loan growth, specific allocations on impaired assets and slightly higher qualitative factors in general allocation in recognition of certain macroeconomic trends in commercial and industrial and commercial real estate lending.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As Of and For the Six Months Ended June 30,		As Of and For the Year Ended December 31,
	2019	2018	2018
	(Dollars in thousands)
Average loans outstanding(1)	$1,666,407	$1,415,000	$1,524,792
Gross loans outstanding at end of period(2)	1,693,847	1,593,474	1,659,535
Allowance for loan losses at beginning of the period	14,651	12,859	12,859
Provision for loan losses	1,150	1,250	2,250
Charge offs:
Commercial and industrial	49	51	367
Real estate:
Commercial real estate	—	33	33
1-4 family residential	6	13	93
Consumer	18	143	254
Agriculture	—	1	2
Overdrafts	92	76	169
Total charge-offs	165	317	918
Recoveries:
Commercial and industrial	12	2	111
Real estate:
Commercial real estate	1	—	1
1-4 family residential	3	50	135
Consumer	67	26	90
Agriculture	—	—	65
Overdrafts	24	20	58
Total recoveries	107	98	460
Net charge-offs	58	219	458
Allowance for loan losses at end of period	$15,743	$13,890	$14,651
Ratio of allowance to end of period loans(2)	0.93%	0.87%	0.88%
Ratio of net charge-offs to average loans(1)	0.00%	0.02%	0.03%

(1) Includes average outstanding balances of loans held for sale of $1.9 million, $1.8 million and $1.7 million for the six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018, respectively.

(2) Excludes loans held for sale of $4.1 million, $1.7 million and $1.8 million, for the six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018, respectively.

The ratio of allowance for loan losses to non-performing loans decreased from 248.7% at December 31, 2018 to 163.2% at June 30, 2019.  Non-performing loans increased to $9.6 million at June 30, 2019, compared to $5.9 million at

(Continued)

57.

December 31, 2018, which is attributable primarily to three Small Business Administration (SBA) partially guaranteed loans with combined book balances of $5.8 million as of June 30, 2019 that were acquired from Westbound Bank in June 2018 and for which we are currently in the process of foreclosing and liquidating the underlying collateral.

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

	As of June 30, 2019		As of December 31, 2018
	Amount	Percent to Total Loans	Amount	Percent to Total Loans
	(Dollars in thousands)
Commercial and industrial	$2,011	12.77%	$1,751	11.96%
Real estate:
Construction and development	1,875	11.91%	1,920	13.10%
Commercial real estate	6,773	43.02%	6,025	41.12%
Farmland	658	4.18%	643	4.39%
1-4 family residential	2,926	18.59%	2,868	19.58%
Multi-family residential	676	4.29%	631	4.31%
Total real estate	12,908	81.99%	12,087	82.50%
Consumer	211	1.35%	575	3.92%
Agricultural	613	3.89%	238	1.62%
Total allowance for loan losses	$15,743	100.00%	$14,651	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.  As of June 30, 2019, the carrying amount of our investment securities totaled $387.6 million, a decrease of $8.5 million, or 2.1%, compared to $396.1 million as of December 31, 2018. Investment securities represented 16.6% and 17.5% of total assets as of June 30, 2019 and December 31, 2018, respectively.

Our investment portfolio consists of securities classified as available for sale and held to maturity.  As of June 30, 2019, securities available for sale and securities held to maturity totaled $228.7 million and $158.9 million, respectively.  As of December 31, 2018, securities available for sale and securities held to maturity totaled $233.0 million and $163.2 million, respectively.  Held to maturity securities represented 41.0% of our investment portfolio as of June 30, 2019 and 41.2% as of December 31, 2018.  We generally seek to maintain 50.0% or less of our portfolio in held to maturity securities. We have the intent and ability to hold our held to maturity securities until maturity or call and any policy exceptions will be approved by our board of directors.  The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

(Continued)

58.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,705	$387	$—	$20,092
Municipal securities	155,546	4,448	45	159,949
Mortgage-backed securities	107,614	758	1,285	107,087
Collateralized mortgage obligations	103,250	1,345	37	104,558
Total	$386,115	$6,938	$1,367	$391,686

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,743	$—	$789	$18,954
Municipal securities	157,720	1,231	1,354	157,597
Mortgage-backed securities	110,246	106	4,176	106,176
Collateralized mortgage obligations	115,400	48	2,400	113,048
Total	$403,109	$1,385	$8,719	$395,775

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio.  As of June 30, 2019 and December 31, 2018, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

Our management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  As of June 30, 2019, no OTTI was recorded.

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

	As of June 30, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$1,036	2.75%	$10,286	2.78%	$8,770	3.43%	$—	—	$20,092	3.06%
Municipal securities	984	2.95%	29,295	2.99%	41,989	3.35%	83,704	3.04%	155,972	3.12%
Mortgage-backed securities	—	—	31,118	2.47%	75,993	2.79%	—	—	107,111	2.69%
Collateralized mortgage obligations	127	3.89%	104,327	2.65%	—	—	—	—	104,454	2.65%
Total	$2,147	2.91%	$175,026	2.68%	$126,752	3.02%	$83,704	3.04%	$387,629	2.87%

	As of December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—	$10,852	2.77%	$8,102	3.43%	$—	—	$18,954	3.05%
Municipal securities	762	1.73%	19,062	2.93%	51,246	3.28%	86,465	3.01%	157,535	3.08%
Mortgage-backed securities	—	—	54,429	2.49%	52,193	2.66%	—	—	106,622	2.57%
Collateralized mortgage obligations	352	3.88%	100,882	2.66%	11,794	2.88%	—	—	113,028	2.68%
Total	$1,114	2.41%	$185,225	2.64%	$123,335	2.99%	$86,465	3.01%	$396,139	2.83%

(Continued)

59.

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time.  Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities.  The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay.  Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity.  During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened.  If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.  The weighted average life of our investment portfolio was 6.64 years with an estimated effective duration of 3.82 years as of June 30, 2019.

As of June 30, 2019 and December 31, 2018, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.87% as of June 30, 2019, up from 2.83% as of December 31, 2018.  The improvement in average yields resulted primarily from an increase in municipal securities yields from 3.08% as of December 31, 2018 to 3.12% as of June 30, 2019.  Additionally, the average yield on mortgage backed securities increased from 2.57% to 2.69% during the same period.  As of June 30, 2019, municipal securities and mortgage backed securities comprised 40.2% and 27.6% of the portfolio, respectively.  As of December 31, 2018, municipal securities and mortgage backed securities comprised 39.8% and 26.9% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts.  We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2019 were $1.98 billion, an increase of $112.5 million, or 6.0%, compared to $1.87 billion as of December 31, 2018.

The following table presents the average balances on deposits for the periods indicated:

	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018	Dollar Change	Percent Change
	(Dollars in thousands)
NOW and interest-bearing demand accounts	$280,891	$256,726	$24,165	9.41%
Savings accounts	69,924	67,917	2,007	2.96%
Money market accounts	609,149	646,115	(36,966)	(5.72%)
Certificates and other time deposits	501,415	353,986	147,429	41.65%
Total interest-bearing deposits	1,461,379	1,324,744	136,635	10.31%
Noninterest-bearing demand accounts	489,694	446,560	62,511	14.00%
Total deposits	$1,951,073	$1,771,304	$199,146	11.24%

The aggregate amount of time deposits in denominations of $100,000 or more as of June 30, 2019 and December 31, 2018 was $390.7 million and $304.1 million, respectively.

(Continued)

60.

The scheduled maturities of time deposits greater than $100,000 were as follows:

	As of June 30, 2019
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$89,333	2.04%
3 to 6 months	57,950	2.18%
6 to 12 months	140,550	2.32%
12 to 24 months	68,003	2.62%
24 to 36 months	20,651	2.12%
36 to 48 months	9,353	2.13%
Over 48 months	4,845	2.62%
Total	$390,685	2.28%

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans.  As of June 30, 2019 and December 31, 2018, total borrowing capacity of $529.5 million and $563.8 million, respectively, was available under this arrangement.  Our outstanding FHLB advances mature within 5 years.  As of June 30, 2019, approximately $1.33 billion in real estate loans were pledged as collateral for our FHLB borrowings.  We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.  The following table presents our FHLB borrowings by maturity and weighted average rate as of June 30, 2019:

	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Less than 90 days	$36,500	2.56%
90 days to less than one year	5,000	2.20%
One to three years	4,627	1.85%
After three to five years	6,000	1.76%
After five years	—	—
Total	$52,127	2.27%

Federal Reserve Bank of Dallas.  The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis.  Certain commercial and industrial and consumer loans are pledged under this arrangement.  We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan.  As of June 30, 2019 and December 31, 2018, $185.5 million and $193.9 million, respectively, were available under this arrangement.  As of June 30, 2019, approximately $234.7 million in consumer and commercial and industrial loans were pledged as collateral.  As of June 30, 2019 and December 31, 2018, no borrowings were outstanding under this arrangement.

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

61.

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

In July 2015, we issued subordinated debentures that pay interest semi-annually and are redeemable before their maturity date at our option, with 30 days’ notice to the holder, for a cash amount equal to the principal amount and all accrued interest.  In July 2015, we issued $4.0 million in debentures, of which $3.0 million were issued to directors and other related parties.  The $3.0 million of debentures to related parties were repaid in May 2017 with a portion of the proceeds of our initial public offering and a $500,000 par value debenture, which carried a rate of 2.5%, matured and was repaid in July 2017.  The remaining $500,000 debenture had a rate of 4.0% and matured in January 2019.  In December 2015, we issued $5.0 million in debentures, of which $2.5 million were issued to directors and other related parties.  In May 2017, $2.0 million of the $2.5 million of debentures issued to related parties were repaid with a portion of the proceeds of our initial public offering. A further $1,000 of other debentures matured and were paid off in full in July of 2018 and another $1,000 of debentures matured and were paid off in full in July of the current year. The remaining $1,000 of debentures were issued at par value of $500 each with rates of 4.50% and 5.00% and maturity dates of January 1, 2020 and July 1, 2020.

Other Borrowings.  We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities.  In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and in March 2019, we renewed that line of credit.  The line of credit bears interest at the prime rate, with quarterly interest payments, and matures in March 2020.  As of June 30, 2019, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.  For the six months ended June 30, 2019 and the year ended December 31, 2018, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources.  As of June 30, 2019 and December 31, 2018, we maintained three federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $55.0 million in federal funds.  There were no funds under these lines of credit outstanding as of June 30, 2019 and December 31, 2018.  In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above provides an additional source of liquidity.

(Continued)

62.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated.  Average assets were $2.30 billion for the six months ended June 30, 2019 and $2.13 billion for the year ended December 31, 2018.

	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018
Sources of Funds:
Deposits:
Noninterest-bearing	21.27%	20.98%
Interest-bearing	63.46%	62.24%
Advances from FHLB	2.97%	4.43%
Subordinated debentures	0.54%	0.63%
Securities sold under agreements to repurchase	0.47%	0.60%
Accrued interest and other liabilities	0.91%	0.41%
Shareholders’ equity	10.38%	10.71%
Total	100.00%	100.00%

Uses of Funds:
Loans	71.71%	70.99%
Securities available for sale	10.14%	11.12%
Securities held to maturity	7.00%	7.89%
Nonmarketable equity securities	0.53%	0.45%
Federal funds sold	1.95%	1.39%
Interest-bearing deposits in other banks	2.48%	0.28%
Other noninterest-earning assets	6.19%	7.88%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	33.51%	25.21%
Average loans to average deposits	85.41%	86.08%

Our primary source of funds is deposits, and our primary use of funds is loans.  We do not expect a change in the primary source or use of our funds in the foreseeable future.  Our average loans, including average loans held for sale, increased $251.4 million, or 17.8%, for the six months ended June 30, 2019 compared to the same period in 2018.  We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of June 30, 2019, we had $334.1 million in outstanding commitments to extend credit and $10.7 million in commitments associated with outstanding standby and commercial letters of credit.  As of December 31, 2018, we had $342.5 million in outstanding commitments to extend credit and $11.7 million in commitments associated with outstanding standby and commercial letters of credit.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2019 and December 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.  As of June 30, 2019, we had cash and cash equivalents of $92.4 million, compared to $71.5 million as of December 31, 2018.  The increase was primarily due to an increase in federal funds sold of $26.2 million.

Capital Resources

Total shareholders’ equity increased to $250.1 million as of June 30, 2019, compared to $244.6 million as of December 31, 2018, an increase of $5.5 million, or 2.3%.  The increase from December 31, 2018 was primarily the result of $11.4 million in net earnings for the six months ended June 30, 2019, and a change in accumulated other comprehensive income of $6.5 million, related primarily to the decrease in the unrealized losses on securities held for sale.  The increases were offset by repurchases of shares of our common stock for $9.2 million and by the payment of dividends of $4.0 million.

(Continued)

63.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations.  Banking regulators view capital levels as important indicators of an institution’s financial soundness.  As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold.  We are subject to certain regulatory capital requirements at the bank holding company and bank levels.  As of June 30, 2019 and December 31, 2018, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations.  As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings.  However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	June 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc.

Total capital (to risk weighted assets)	$242,311	12.92%	$241,791	13.25%
Tier 1 capital (to risk weighted assets)	226,568	12.08%	227,140	12.44%
Tier 1 capital (to average assets)	226,568	9.94%	227,140	10.16%
Common equity tier 1 risk-based capital	216,258	11.53%	216,830	11.88%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$245,026	13.06%	$242,142	13.27%
Tier 1 capital (to risk weighted assets)	229,283	12.22%	227,491	12.46%
Tier 1 capital (to average assets)	229,283	10.06%	227,491	10.18%
Common equity tier 1 risk-based capital	229,283	12.22%	227,491	12.46%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of June 30, 2019 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of June 30, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$395,813	$108,822	$22,863	$—	$527,498
Advances from FHLB	41,500	4,627	6,000	—	52,127
Subordinated debentures	500	500	—	10,310	11,310
Total	$437,813	$113,949	$28,863	$10,310	$590,935

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

(Continued)

64.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2019 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of June 30, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$6,113	$992	$—	$3,587	$10,692
Commitments to extend credit	212,320	35,397	51,252	35,145	334,114
Total	$218,433	$36,389	$51,252	$38,732	$344,806

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

65.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	June 30, 2019		December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	1.87%	(10.38)%	0.58%	(15.33)%
+200	1.27%	(4.76)%	0.50%	(8.02)%
+100	0.54%	(1.38)%	0.23%	(3.03)%
Base	—	—	—	—
-100	(0.68)%	(1.74)%	(0.39)%	(0.46)%

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

66.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30,		As of December 31,
	2019	2018	2018
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$250,121	$239,658	$244,583
Adjustments:
Goodwill	(32,160)	(32,019)	(32,160)
Core deposit intangible	(4,279)	(5,133)	(4,706)
Total tangible common equity	$213,682	$202,506	$207,717
Common shares outstanding(1)	11,560,058	11,960,772	11,829,868
Book value per common share	$21.64	$20.04	$20.68
Tangible book value per common share	$18.48	$16.93	$17.56

(1) Excludes the dilutive effect, if any, of 57,093, 90,940 and 115,665 shares of common stock issuable upon exercise of outstanding stock options as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

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

67.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity	$250,121	$244,583
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible	(4,279)	(4,706)
Total tangible common equity	$213,682	$207,717
Tangible Assets
Total assets	$2,332,627	$2,266,970
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible	(4,279)	(4,706)
Total tangible assets	$2,296,188	$2,230,104

Total Shareholders' Equity to Total Assets	10.72%	10.79%
Tangible Common Equity to Tangible Assets	9.31%	9.31%

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	our ability to prudently manage our growth and execute our strategy;
•	risks associated with our acquisition and de novo branching strategy;
•	business and economic conditions generally and in the financial services industry, nationally and within our primary Texas markets;
•	concentration of our business within our geographic areas of operation in Texas;
•	changes in management personnel and our ability to attract, motivate and retain qualified personnel;
•	liquidity risks associated with our business;
•	changes in market interest rates that affect pricing of our loans and deposits and our net interest income, margin and spread;
•	our ability to maintain important deposit customer relationships and our reputation;
•	operational risks associated with our business;
•

risks associated with our owner-occupied commercial real estate loan and other commercial real estate loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;

(Continued)

68.

•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	the accuracy and sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and other estimates;
•	risk of deteriorating asset quality and higher loan charge-offs, as well as the time and effort necessary to resolve nonperforming assets;
•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•	potential fluctuations in the market value and liquidity of the securities we hold for sale;
•	risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
•	our ability to comply with privacy laws and properly safeguard personal, confidential or proprietary information;
•	risks associated with data processing system failures and errors;
•	potential risk of environmental liability related to owning or foreclosing on real property;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our growth strategy and operations or to meet increased minimum regulatory capital levels;
•	our ability to comply with various governmental, accounting and regulatory requirements applicable to financial institutions;
•	the impact of recent and future legislative and regulatory changes, including changes in banking, securities, accounting and tax laws, regulations and policies and their application by our regulators;
•	governmental monetary and fiscal policies, including the policies of the Federal Reserve;
•	systemic risks associated with the soundness of other financial institutions;
•	increased competition in the financial services industry, particularly from regional and national institutions;
•	institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	changes in the scope and cost of FDIC insurance and other coverage;
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

(Continued)

69.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(Continued)

70.

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

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in this Form 10-Q, the risk factors previously disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other risks that the Company may disclose or has disclosed in the Company’s filings with the SEC.  The Company’s business could be harmed by any of these risks.   The trading price of the Company’s common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2018, the Company announced the adoption a stock repurchase program that authorized the repurchase of up to 500,000 shares of the Company’s common stock.  The Company announced the termination of that stock repurchase program and the adoption of a new stock repurchase program on June 13, 2019, which also authorized the repurchase of up to 500,000 shares of the Company common stock.  The stock repurchase program will be effective until the earlier of June 13, 2021 or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors.  All repurchases shown in the table below were made pursuant to these stock repurchase programs in open market purchases, privately negotiated transactions or other means.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2019	98,707	$27.68	98,707	258,017
May 1 - 31, 2019	117,304	$28.94	117,304	140,713
June 1 - 30, 2019	28,676	$29.79	28,676	496,625
Total	244,687		244,687

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

(Continued)

71.

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

72.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: August 9, 2019	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: August 9, 2019	/s/ Clifton A. Payne
Clifton A. Payne

Chief Financial Officer & Director

73.