Form 10-Q
period 2019-09-30
GUARANTY BANCSHARES INC /TX/
filed 2019-11-07
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ☒

As of November 1, 2019, there were 11,531,943 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$42,051	$44,471
Federal funds sold	14,250	20,275
Interest-bearing deposits	2,347	6,764
Total cash and cash equivalents	58,648	71,510
Securities available for sale	221,345	232,975
Securities held to maturity	156,925	163,164
Loans held for sale	3,841	1,795
Loans, net	1,720,595	1,645,444
Accrued interest receivable	7,825	9,292
Premises and equipment, net	52,956	52,227
Other real estate owned	551	751
Cash surrender value of life insurance	34,280	26,301
Deferred tax asset	2,363	3,209
Core deposit intangible, net	4,066	4,706
Goodwill	32,160	32,160
Other assets	30,467	23,436
Total assets	$2,326,022	$2,266,970
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$528,301	$489,789
Interest-bearing	1,435,012	1,381,691
Total deposits	1,963,313	1,871,480
Securities sold under agreements to repurchase	11,363	12,228
Accrued interest and other liabilities	23,508	10,733
Federal Home Loan Bank advances	60,623	115,136
Subordinated debentures	11,310	12,810
Total liabilities	2,070,117	2,022,387
Commitments and contingencies (see Note 12)
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 12,889,597 and 12,835,486 shares issued, and 11,534,393 and 11,829,868 shares outstanding, respectively	12,890	12,835
Additional paid-in capital	186,165	185,174
Retained earnings	92,947	80,088
Treasury stock, 1,355,204 and 1,005,618 shares at cost	(34,419)	(24,352)
Accumulated other comprehensive loss	(1,678)	(9,162)
Total shareholders' equity	255,905	244,583
Total liabilities and shareholders' equity	$2,326,022	$2,266,970

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Loans, including fees	$22,996	$20,879	$67,821	$55,377
Securities
Taxable	1,417	1,526	4,543	4,713
Nontaxable	955	966	2,871	2,812
Federal funds sold and interest-bearing deposits	485	304	1,478	837
Total interest income	25,853	23,675	76,713	63,739

Interest expense
Deposits	5,304	4,670	16,681	11,948
FHLB advances and federal funds purchased	298	593	1,126	1,181
Subordinated debentures	156	173	495	516
Other borrowed money	12	10	35	34
Total interest expense	5,770	5,446	18,337	13,679

Net interest income	20,083	18,229	58,376	50,060
Provision for loan losses	100	500	1,250	1,750
Net interest income after provision for loan losses	19,983	17,729	57,126	48,310

Noninterest income
Service charges	978	921	2,693	2,661
Net realized gain (loss) on securities transactions	—	1	(22)	(50)
Net realized gain on sale of loans	910	637	2,070	1,871
Other income	2,728	1,990	7,547	6,648
Total noninterest income	4,616	3,549	12,288	11,130

Noninterest expense
Employee compensation and benefits	8,896	8,156	26,575	23,723
Occupancy expenses	2,448	2,217	7,336	6,076
Other expenses	4,091	4,654	12,388	12,431
Total noninterest expense	15,435	15,027	46,299	42,230

Income before income taxes	9,164	6,251	23,115	17,210
Income tax provision	1,634	1,160	4,205	3,126
Net earnings	$7,530	$5,091	$18,910	$14,084
Basic earnings per share	$0.65	$0.43	$1.62	$1.23
Diluted earnings per share	$0.65	$0.42	$1.62	$1.22

See accompanying notes to consolidated financial statements.

4.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$7,530	$5,091	$18,910	$14,084
Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	1,232	(1,592)	9,716	(6,104)
Amortization of net unrealized gains on held to maturity securities	5	6	14	28
Reclassification adjustment for net (gains) losses included in net earnings	—	(1)	22	50
Tax effect	(260)	334	(2,065)	1,271
Unrealized gains (losses) on securities, net of tax	977	(1,253)	7,687	(4,755)
Unrealized holding (losses) gains arising during the period on interest rate swaps	(29)	67	(203)	263
Total other comprehensive income (loss)	948	(1,186)	7,484	(4,492)
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	(486)
Comprehensive income	$8,478	$3,905	$26,394	$9,106

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	$—	$12,835	$185,174	$80,088	$(24,352)	$(9,162)	$244,583
Net earnings	—	—	—	18,910	—	—	18,910
Other comprehensive income	—	—	—	—	—	7,484	7,484
Exercise of stock options	—	24	529	—	—	—	553
Purchase of treasury stock	—	—	—	—	(10,067)	—	(10,067)
Restricted stock grants	—	31	(31)	—	—	—	—
Stock based compensation	—	—	493	—	—	—	493
Dividends:
Common - $0.52 per share	—	—	—	(6,051)	—	—	(6,051)
Balance at September 30, 2019	$—	$12,890	$186,165	$92,947	$(34,419)	$(1,678)	$255,905

For the Three Months Ended September 30, 2019
Balance at June 30, 2019	$—	$12,886	$185,918	$87,492	$(33,549)	$(2,626)	$250,121
Net earnings	—	—	—	7,530	—	—	7,530
Other comprehensive income	—	—	—	—	—	948	948
Exercise of stock options	—	4	68	—	—	—	72
Purchase of treasury stock	—	—	—	—	(870)	—	(870)
Stock based compensation	—	—	179	—	—	—	179
Dividends:
Common - $0.18 per share	—	—	—	(2,075)	—	—	(2,075)
Balance at September 30, 2019	$—	$12,890	$186,165	$92,947	$(34,419)	$(1,678)	$255,905

See accompanying notes to consolidated financial statements.

6.

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
For the Nine Months Ended September 30, 2018
Balance at December 31, 2017	$—	$11,921	$155,601	$66,037	$(20,087)	$(6,127)	$207,345
Net earnings	—	—	—	14,084	—	—	14,084
Other comprehensive loss	—	—	—	—	—	(4,492)	(4,492)
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	486	—	(486)	—
Exercise of stock options	—	6	134	—	—	—	140
Purchase of treasury stock	—	—	—	—	(9)	—	(9)
Issuance of common stock	—	900	28,668	—	—	—	29,568
Stock based compensation	—	—	378	—	—	—	378
Dividends:
Common - $0.43 per share	—	—	—	(5,017)	—	—	(5,017)
Balance at September 30, 2018	$—	$12,827	$184,781	$75,590	$(20,096)	$(11,105)	$241,997

For the Three Months Ended September 30, 2018
Balance at June 30, 2018	$—	$12,823	$184,548	$72,293	$(20,087)	$(9,919)	$239,658
Net earnings	—	—	—	5,091	—	—	5,091
Other comprehensive loss	—	—	—	—	—	(1,186)	(1,186)
Exercise of stock options	—	4	90	—	—	—	94
Purchase of treasury stock	—	—	—	—	(9)	—	(9)
Stock based compensation	—	—	143	—	—	—	143
Dividends:
Common - $0.15 per share	—	—	—	(1,794)	—	—	(1,794)
Balance at September 30, 2018	$—	$12,827	$184,781	$75,590	$(20,096)	$(11,105)	$241,997

See accompanying notes to consolidated financial statements.

7.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net earnings	$18,910	$14,084
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	2,914	2,457
Amortization	1,040	881
Deferred taxes	(1,219)	577
Premium amortization, net of discount accretion	2,888	3,247
Net realized loss on securities transactions	22	50
Gain on sale of loans	(2,070)	(1,871)
Provision for loan losses	1,250	1,750
Origination of loans held for sale	(55,265)	(56,276)
Proceeds from loans held for sale	55,289	59,217
Write-down of other real estate and repossessed assets	—	392
Net loss on sale of premises, equipment, other real estate owned and other assets	19	478
Stock based compensation	493	378
Net change in accrued interest receivable and other assets	(13,943)	(5,170)
Net change in accrued interest payable and other liabilities	10,495	1,768
Net cash provided by operating activities	20,823	21,962

Cash flows from investing activities
Securities available for sale:
Purchases	(5,120)	(124,914)
Proceeds from sales	3,957	111,813
Proceeds from maturities and principal repayments	21,182	20,697
Securities held to maturity:
Proceeds from maturities and principal repayments	4,692	8,184
Cash paid in connection with acquisitions	—	(6,423)
Cash received from acquired banks	—	24,927
Net originations of loans	(76,538)	(138,024)
Net purchases of premises and equipment	(3,643)	(2,924)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	318	1,898
Net cash used in investing activities	(55,152)	(104,766)

See accompanying notes to consolidated financial statements.

8.

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities
Net change in deposits	91,833	(20,402)
Net change in securities sold under agreements to repurchase	(865)	(1,772)
Proceeds from FHLB advances	156,000	325,000
Repayment of FHLB advances	(210,513)	(251,513)
Repayments of debentures	(1,500)	(1,000)
Purchase of treasury stock	(10,067)	(9)
Exercise of stock options	553	140
Cash dividends	(3,974)	(5,017)
Net cash provided by financing activities	21,467	45,427
Net change in cash and cash equivalents	(12,862)	(37,377)
Cash and cash equivalents at beginning of period	71,510	91,428
Cash and cash equivalents at end of period	$58,648	$54,051

Supplemental disclosures of cash flow information
Interest paid	$18,269	$13,137
Income taxes paid	4,011	4,008

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	2,077	—
Transfer loans to other real estate owned and repossessed assets	137	591
Common stock issued in acquisitions	—	29,568
Reclassification of certain tax effects from accumulated other comprehensive income	—	486

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts.  This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures.  For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company expects that the transition will result in an increase to the allowance for loan losses upon adoption on January 1, 2020, although we are not yet prepared to disclosure the magnitude of the expected increase.  The Company’s transition team has run parallel models for calculating the expected losses using various forecasts and qualitative factor adjustments, beginning in January 2019, to gain a comprehensive understanding of the impact that CECL and its underlying assumptions will have on the allowance upon adoption and through future periods. Documentation and model assumptions will continue to be refined during the fourth quarter of 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements.  The amendments in this ASU were effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  We adopted this ASU on January 1, 2019, at which time we recorded a lease liability and a related right of use asset of $12.0 million.  These are included in other assets and other liabilities on our consolidated balance sheets as of September 30, 2019, and required disclosures are included in Note 9.

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

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity as of September 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,686	$533	$—	$20,219
Municipal securities	15,670	603	—	16,273
Mortgage-backed securities	87,946	676	555	88,067
Collateralized mortgage obligations	95,297	1,522	33	96,786
Total available for sale	$218,599	$3,334	$588	$221,345

Held to maturity:
Municipal securities	$138,876	$4,985	$8	$143,853
Mortgage-backed securities	15,119	188	43	15,264
Collateralized mortgage obligations	2,930	118	—	3,048
Total held to maturity	$156,925	$5,291	$51	$162,165

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,743	$—	$789	$18,954
Municipal securities	15,778	75	260	15,593
Mortgage-backed securities	93,083	52	3,676	89,459
Collateralized mortgage obligations	111,341	—	2,372	108,969
Total available for sale	$239,945	$127	$7,097	$232,975

Held to maturity:
Municipal securities	$141,942	$1,156	$1,094	$142,004
Mortgage-backed securities	17,163	54	500	16,717
Collateralized mortgage obligations	4,059	48	28	4,079
Total held to maturity	$163,164	$1,258	$1,622	$162,800

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company did not record any OTTI losses on any of its securities during the nine months ended September 30, 2019 or for the year ended December 31, 2018.

(Continued)

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of September 30, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2019	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$—	$—	$—	$—
Municipal securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	(555)	64,192	(555)	64,192
Collateralized mortgage obligations	—	—	(33)	2,965	(33)	2,965
Total available for sale	$—	$—	$(588)	$67,157	$(588)	$67,157

Held to maturity:
Municipal securities	$(6)	$3,016	$(2)	$763	$(8)	$3,779
Mortgage-backed securities	—	—	(43)	7,287	(43)	7,287
Collateralized mortgage obligations	—	13	—	—	—	13
Total held to maturity	$(6)	$3,029	$(45)	$8,050	$(51)	$11,079

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2018	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(453)	$11,236	$(336)	$7,718	$(789)	$18,954
Municipal securities	(17)	2,219	(243)	7,407	(260)	9,626
Mortgage-backed securities	(89)	7,173	(3,587)	76,717	(3,676)	83,890
Collateralized mortgage obligations	(79)	9,232	(2,293)	99,390	(2,372)	108,622
Total available for sale	$(638)	$29,860	$(6,459)	$191,232	$(7,097)	$221,092

Held to maturity:
Municipal securities	$(512)	$55,793	$(582)	$26,511	$(1,094)	$82,304
Mortgage-backed securities	(21)	1,478	(479)	12,317	(500)	13,795
Collateralized mortgage obligations	(28)	2,171	—	—	(28)	2,171
Total held to maturity	$(561)	$59,442	$(1,061)	$38,828	$(1,622)	$98,270

The number of investment positions in an unrealized loss position totaled 26 at September 30, 2019.  The securities in a loss position were composed of tax-exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities.  Management believes the unrealized loss on the remaining securities is a function of the movement of interest rates since the time of purchase.  Based on evaluation of available evidence, including recent changes in interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment would be reduced and the resulting loss recognized in net income in the period the OTTI is identified.  The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to have OTTI at September 30, 2019.

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

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of September 30, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $240,348 and $259,557 at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of available for sale securities and the associated gains and losses are listed below for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from sales	$—	$102,356	$3,957	$111,813
Gross gains	—	4	—	4
Gross losses	—	(3)	(22)	(54)

There were no held to maturity securities sold during the three or nine months ended September 30, 2019 or 2018.

The contractual maturities at September 30, 2019 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below.  The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities.  These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
September 30, 2019	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$1,023	$1,027	$2,150	$2,164
Due after one year through five years	13,421	13,748	29,272	30,148
Due after five years through ten years	13,333	13,907	33,943	35,375
Due after ten years	7,579	7,810	73,511	76,166
Mortgage-backed securities	87,946	88,067	15,119	15,264
Collateralized mortgage obligations	95,297	96,786	2,930	3,048
Total Securities	$218,599	$221,345	$156,925	$162,165

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	September 30, 2019	December 31, 2018
Commercial and industrial	$299,714	$261,779
Real estate:
Construction and development	256,459	237,503
Commercial real estate	581,742	582,519
Farmland	61,073	67,845
1-4 family residential	406,880	393,067
Multi-family residential	58,198	38,386
Consumer	53,315	54,777
Agricultural	18,728	23,277
Overdrafts	330	382
Total loans	1,736,439	1,659,535
Net of:
Deferred loan costs	550	560
Allowance for loan losses	(16,394)	(14,651)
Total net loans	$1,720,595	$1,645,444

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the nine months ended September 30, 2019, for the year ended December 31, 2018 and for the nine months ended September 30, 2018:

For the Nine Months Ended September 30, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Provision for loan losses	(152)	215	863	(49)	220	199	(28)	(126)	108	1,250
Loans charged-off	(49)	—	—	—	(14)	—	(32)	—	(137)	(232)
Recoveries	507	—	1	—	3	—	95	89	30	725
Ending balance	$2,057	$2,135	$6,889	$594	$3,077	$830	$600	$201	$11	$16,394
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$1,186	$62	$20	$—	$—	$—	$—	$1,268
Collectively evaluated for impairment	2,057	2,135	5,703	532	3,057	830	600	201	11	15,126
Ending balance	$2,057	$2,135	$6,889	$594	$3,077	$830	$600	$201	$11	$16,394
Loans:
Individually evaluated for impairment	$302	$1,325	$17,222	$133	$2,337	$—	$—	$64	$—	$21,383
Collectively evaluated for impairment	299,412	$255,134	564,520	60,940	404,543	58,198	53,315	18,664	330	1,715,056
Ending balance	$299,714	$256,459	$581,742	$61,073	$406,880	$58,198	$53,315	$18,728	$330	$1,736,439

For the Year Ended December 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Provision for loan losses	426	196	1,472	120	(196)	2	127	(12)	115	2,250
Loans charged-off	(367)	—	(33)	—	(93)	—	(254)	(2)	(169)	(918)
Recoveries	111	—	1	—	135	—	90	65	58	460
Ending balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Allowance ending balance:
Individually evaluated for impairment	$64	$4	$341	$78	$6	$—	$—	$—	$—	$493
Collectively evaluated for impairment	1,687	1,916	5,684	565	2,862	631	565	238	10	14,158
Ending balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Loans:
Individually evaluated for impairment	$1,022	$1,250	$7,153	$140	$1,383	$—	$—	$408	$—	$11,356
Collectively evaluated for impairment	260,757	$236,253	575,366	67,705	391,684	38,386	54,777	22,869	382	1,648,179
Ending balance	$261,779	$237,503	$582,519	$67,845	$393,067	$38,386	$54,777	$23,277	$382	$1,659,535

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Provision for loan losses	138	119	1,329	100	(161)	41	101	(3)	86	1,750
Loans charged-off	(66)	—	(32)	—	(19)	—	(175)	(2)	(117)	(411)
Recoveries	54	—	—	—	49	—	41	65	34	243
Ending balance	$1,707	$1,843	$5,882	$623	$2,891	$670	$569	$247	$9	$14,441
Allowance ending balance:
Individually evaluated for impairment	$315	$—	$61	$74	$4	$—	$—	$—	$—	$454
Collectively evaluated for impairment	1,392	1,843	5,821	549	2,887	670	569	247	9	13,987
Ending balance	$1,707	$1,843	$5,882	$623	$2,891	$670	$569	$247	$9	$14,441
Loans:
Individually evaluated for impairment	$1,584	$1,684	$6,360	$218	$1,571	$—	$—	$409	$—	$11,826
Collectively evaluated for impairment	247,174	$227,623	592,793	64,991	390,885	38,523	53,947	23,775	326	1,640,037
Ending balance	$248,758	$229,307	$599,153	$65,209	$392,456	$38,523	$53,947	$24,184	$326	$1,651,863

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

The following tables summarize the credit exposure in the Company’s consumer and commercial loan portfolios as of:

September 30, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$299,358	$254,527	$561,933	$60,792	$405,635	$58,198	$53,495	$18,493	$1,712,431
Special mention	149	600	2,859	44	830	—	61	102	4,645
Substandard	207	1,332	16,950	237	415	—	89	133	19,363
Total	$299,714	$256,459	$581,742	$61,073	$406,880	$58,198	$53,645	$18,728	$1,736,439

December 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$260,863	$236,253	$569,648	$67,541	$391,956	$38,386	$55,055	$22,713	$1,642,415
Special mention	224	—	5,691	49	514	—	48	115	6,641
Substandard	692	1,250	7,180	255	597	—	56	449	10,479
Total	$261,779	$237,503	$582,519	$67,845	$393,067	$38,386	$55,159	$23,277	$1,659,535

(Continued)

17.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming as of:

September 30, 2019	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$664	$88	$—	$752	$298,962	$299,714	$—
Real estate:
Construction and development	1,498	—	99	1,597	254,862	256,459	—
Commercial real estate	1,960	278	521	2,759	578,983	581,742	—
Farmland	255	—	—	255	60,818	61,073	—
1-4 family residential	4,819	890	414	6,123	400,757	406,880	—
Multi-family residential	—	—	—	—	58,198	58,198	—
Consumer	341	81	90	512	52,803	53,315	—
Agricultural	65	—	—	65	18,663	18,728	—
Overdrafts	—	—	—	—	330	330	—
Total	$9,602	$1,337	$1,124	$12,063	$1,724,376	$1,736,439	$—

December 31, 2018	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$209	$493	$266	$968	$260,811	$261,779	$—
Real estate:
Construction and development	735	2,816	—	3,551	233,952	237,503	—
Commercial real estate	1,803	3	3,227	5,033	577,486	582,519	—
Farmland	485	—	—	485	67,360	67,845	—
1-4 family residential	2,849	666	596	4,111	388,956	393,067	—
Multi-family residential	—	—	—	—	38,386	38,386	—
Consumer	526	51	56	633	54,144	54,777	—
Agricultural	105	59	41	205	23,072	23,277	—
Overdrafts	—	—	—	—	382	382	—
Total	$6,712	$4,088	$4,186	$14,986	$1,644,549	$1,659,535	$—

The following table presents information regarding nonaccrual loans as of:

	September 30, 2019	December 31, 2018
Commercial and industrial	$15	$366
Real estate:
Construction and development	106	—
Commercial real estate	6,966	3,700
Farmland	133	140
1-4 family residential	3,403	1,567
Consumer	214	66
Agricultural	44	52
Total	$10,881	$5,891

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

The outstanding balances of TDRs are shown below:

	September 30, 2019	December 31, 2018
Nonaccrual TDRs	$118	$335
Performing TDRs	7,297	861
Total	$7,415	$1,196
Specific reserves on TDRs	$184	$—

The following tables present loans by class, modified as TDRs, that occurred during the nine months ended September 30, 2019, the twelve months ended December 31, 2018 and the nine months ended September 30, 2018:

Nine Months Ended September 30, 2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate	4	$1,680	$1,515
Total	4	$1,680	$1,515

There were no TDRs that subsequently defaulted through September 30, 2019.

Year Ended December 31, 2018	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	3	$504	$504
1-4 family residential	1	78	78
Total	4	$582	$582

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

19.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no TDRs that subsequently defaulted through September 30, 2018.  The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2018.

The following table presents information about the Company’s impaired loans as of:

September 30, 2019	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$302	$302	$—	$239
Real estate:
Construction and development	1,325	1,325	—	938
Commercial real estate	3,923	3,923	—	3,115
Farmland	—	—	—	—
1-4 family residential	2,283	2,283	—	1,225
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	64	64	—	175
Subtotal	7,897	7,897	—	5,692
With allowance recorded:
Commercial and industrial	—	—	—	61
Real estate:
Construction and development	—	—	—	—
Commercial real estate	13,299	13,299	1,186	5,892
Farmland	133	133	62	102
1-4 family residential	54	54	20	73
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Subtotal	13,486	13,486	1,268	6,128
Total	$21,383	$21,383	$1,268	$11,820

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

During the nine months ended September 30, 2019 and 2018, total interest income and cash-based interest income recognized on impaired loans was minimal.
NOTE 5 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At September 30, 2019 and December 31, 2018, securities sold under agreements to repurchase totaled $11,363 and $12,228, respectively.

The Company has a $25,000 revolving line of credit, which had no outstanding balance at quarter end, bears interest at the prime rate, with interest payable quarterly, and matures in March 2020.

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Federal Home Loan Bank (FHLB) advances as of September 30, 2019, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2019	1.83%	$45,000
2020	2.09%	6,500
2021	1.87%	1,500
2022	1.99%	1,500
2023	—	—
Thereafter	1.76%	6,000
		60,500

Fixed rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate
2021	1.38%	123
		$60,623

NOTE 6 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	September 30, 2019	December 31, 2018
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	1,000	2,500
	$11,310	$12,810

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

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines.  The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at September 30, 2019 and December 31, 2018.  Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital.  However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Other Debentures

In July 2015, the Company issued $4,000 in debentures, of which $3,000 were issued to directors and other related parties.  The $3,000 of debentures to related parties were repaid in May 2017 and a $500 par value debenture, which carried a rate of 2.5%, matured and was repaid in July 2017.  The remaining $500 debenture, which carried a rate of 4.00%, matured and was repaid in January 2019.

In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties.  In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty’s initial public offering.  A further $1,000 of other debentures matured and were paid off in full in July of 2018 and another $1,000 of debentures matured and were paid off in full in July of the current year. The remaining $1,000 of debentures were issued at par value of $500 each with rates of 4.50% and 5.00% and maturity dates of January 1, 2020 and July 1, 2020, respectively.  At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount

(Continued)

23.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

and all accrued interest may be paid to the holder on or before the due date of any debenture.  The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

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

A summary of activity in the Plan during the nine months ended September 30, 2019 and 2018 follows:

Nine Months Ended September 30, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	537,872	$26.49	6.96	$2,088
Granted	35,000	29.85	9.61	26
Exercised	(22,172)	24.93	5.29	125
Forfeited	(26,400)	29.53	8.20	46
Balance, September 30, 2019	524,300	$26.63	6.38	$2,255

Exercisable at end of period	235,680	$25.22	5.42	$1,307

Nine Months Ended September 30, 2018	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	469,044	$25.11	7.32	$2,623
Granted	90,000	32.59	9.72	—
Exercised	(6,000)	23.33	5.98	41
Forfeited	(11,800)	23.41	5.74	81
Balance, September 30, 2018	541,244	$26.41	7.12	$2,320

Exercisable at end of period	171,184	$24.29	5.81	$1,024

(Continued)

24.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of nonvested activity in the Plan during the nine months ended September 30, 2019 and 2018 follows:

Nine Months Ended September 30, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	331,560	$27.74	7.77	$975
Granted	35,000	29.85	9.61	26
Vested	(54,340)	28.10	7.48	172
Forfeited	(23,600)	33.03	9.18	46
Balance, September 30, 2019	288,620	$27.78	7.16	$949

Nine Months Ended September 30, 2018	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	334,400	$25.72	7.91	$1,673
Granted	90,000	32.59	9.72	—
Vested	(44,940)	26.19	8.04	199
Forfeited	(9,400)	29.38	7.20	81
Balance, September 30, 2018	370,060	$27.39	7.72	$1,297

As of September 30, 2019, there was $2,255 of total unrecognized compensation expense related to unvested stock options granted under the Plan.  The expense is expected to be recognized over a weighted-average period of 3.48 years.

The Company granted options under the Plan during the first nine months of 2019 and 2018.  Expense of $493 and $378 was recorded during the nine months ended September 30, 2019 and 2018, respectively.

Restricted Stock Awards and Units

A summary of activity in the Plan during the nine months ended September 30, 2019 and 2018 follows:

Nine Months Ended September 30, 2019	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	30,500	30.25
Exercised	(1,439)	31.57
Forfeited	—	—
Balance, September 30, 2019	31,459	$29.33

Exercisable at end of period	—	$—

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Nine Months Ended September 30, 2018	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, September 30, 2018	2,398	$31.57

Exercisable at end of period	959	$—

A summary of nonvested activity in the Plan during the nine months ended September 30, 2019 and 2018 follows:

Nine Months Ended September 30, 2019	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	1,439	$31.57
Granted	30,500	30.25
Vested	(480)	31.57
Forfeited	—	—
Balance, September 30, 2019	31,459	$29.33

Nine Months Ended September 30, 2018	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	—	—
Vested	(959)	31.57
Forfeited	—	—
Balance, September 30, 2018	1,439	$31.57

Information related to the Plan is as follows for the nine months ended:

	September 30, 2019	September 30, 2018
Intrinsic value of options exercised	$125	$41
Cash received from options exercised	553	140
Weighted average fair value of options granted	16.75	5.62

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

NOTE 8 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the nine months ended September 30, 2019 and 2018 totaled $973 and $856, respectively.

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

As of September 30, 2019 and December 31, 2018, the number of shares held by the KSOP were 1,262,078 and 1,333,496, respectively.  There were no unallocated shares to plan participants as of September 30, 2019 or as of December 31, 2018.  All shares held by the KSOP were treated as outstanding at each of the respective period ends.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company.  The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers.  The cash surrender value of life insurance policies held by the Company totaled $34,280 and $26,301 as of September 30, 2019 and December 31, 2018, respectively.

Expense related to these plans totaled $504 and $419 for the nine months ended September 30, 2019 and 2018, respectively, and $502 for the year ended December 31, 2018.  This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings.  The recorded liability totaled approximately $4,023 and $3,667 as of September 30, 2019 and December 31, 2018, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company.  Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors.  The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole.  These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the nine months ended September 30, 2019 and 2018 totaled $2,304 and $2,170, respectively, and $2,943 for the year ended December 31, 2018.  This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 9 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 15 years. Some of the Company’s operating leases include options to extend the leases for up to 5 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities.  The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease.  As of September 30, 2019, operating lease right-of-use assets and liabilities were both $11.4 million.

Operating lease expense for operating leases accounted for under ASC 842 for the nine months ended September 30, 2019 was approximately $1,306, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases:

(Continued)

27.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of September 30, 2019
Operating leases
Operating lease right-of-use assets	$11,360
Operating lease liabilities	11,433

Weighted average remaining lease term
Operating leases	10 years
Weighted average discount rate
Operating leases	2.74%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2023 and thereafter.  Minimum future lease payments under these non-cancelable operating leases in excess of one year as of September 30, 2019, are as follows:

2019	$444
2020	1,536
2021	1,340
2022	1,229
2023	1,219
Thereafter	7,340
Total lease payments	13,108
Less: interest	(1,675)
Present value of lease liabilities	$11,433

As of September 30, 2019, the Company has no additional operating leases commencing subsequent to the quarter end date.

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

Income tax expense was as follows for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax expense for the period	$1,634	$1,160	$4,205	$3,126
Effective tax rate	17.83%	18.56%	18.19%	18.16%

(Continued)

28.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The effective tax rates differ from the statutory federal tax rate of 21% for the three and nine months ended September 30, 2019 and 2018, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

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

Interest rate swaps with notional amounts totaling $5,000 as of September 30, 2019 and December 31, 2018, were designated as cash flow hedges of the debentures and were determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income.

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

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures was as follows as of:

September 30, 2019
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	6.50	$356
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	3.08	$240

December 31, 2018
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	7.25	$220
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	3.83	$173

(Continued)

29.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Interest expense recorded on these swap transactions totaled $495 and $516 during the nine months ended September 30, 2019 and 2018, respectively, and $687 for the year ended December 31, 2018.  This expense is reported as a component of interest expense on the debentures.  At September 30, 2019, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2019.

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

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment were funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2019 and December 31, 2018, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	September 30, 2019	December 31, 2018
Commitments to extend credit	$381,699	$342,523
Letters of credit	9,069	11,675

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business.  Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At September 30, 2019, the Company had letters of credit of $2,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

30.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019.  Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined).  Management believes, as of September 30, 2019 and December 31, 2018 that the Bank met all capital adequacy requirements to which it was subject.

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

As of September 30, 2019 and December 31, 2018, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since September 30, 2019 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital at September 30, 2019 and December 31, 2018. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total capital to risk-weighted assets:
Consolidated	$248,009	13.22%	$150,082	8.00%	$196,983	10.50%		n/a
Bank	246,851	12.89%	153,230	8.00%	201,114	10.50%	$191,537	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	231,615	12.35%	112,562	6.00%	159,462	8.50%		n/a
Bank	230,457	12.03%	114,922	6.00%	162,807	8.50%	153,230	8.00%
Tier 1 capital to average assets:(1)
Consolidated	231,615	10.16%	91,205	4.00%	91,205	4.00%		n/a
Bank	230,457	10.04%	91,784	4.00%	91,784	4.00%	114,730	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	221,305	11.80%	84,421	4.50%	131,322	7.00%		n/a
Bank	230,457	12.03%	86,192	4.50%	134,076	7.00%	124,499	6.50%

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

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of September 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$88,067	$—	$88,067	$—
Collateralized mortgage obligations	96,786	—	96,786	—
Municipal securities	16,273	—	16,273	—
Corporate bonds	20,219	—	20,219	—
Loans held for sale	3,841	—	—	3,841
Cash surrender value of life insurance	34,280	—	34,280	—
SBA servicing assets	706	—	—	706
Derivative instrument assets	596	—	596	—
Derivative instrument liabilities	(596)	—	(596)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	20,115	—	—	20,115
Other real estate owned	551	—	—	551

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

There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2019 or for the year ended December 31, 2018.

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019 and 2018 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	September 30, 2019	December 31, 2018	September 30, 2018
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$137	$542	$180
Charge-offs recognized in the allowance for loan losses	(9)	(25)	(23)
Fair value of other real estate owned remeasured at initial recognition	$128	$517	$157

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$599	$599
Write-downs included in collection and other real estate owned expense	—	(56)	(56)
Fair value of other real estate owned remeasured subsequent to initial recognition	$—	$543	$543

(Continued)

34.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
September 30, 2019
Impaired loans	$20,115	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (12%)
Other real estate owned	$551	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

.	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2018
Impaired loans	$10,863	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (19%)
Other real estate owned	$751	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of September 30, 2019 and December 31, 2018, are as follows:

	Fair value measurements as of September 30, 2019 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$58,648	$58,648	$—	$—	$58,648
Marketable securities held to maturity	156,925	—	162,165	—	162,165
Loans, net	1,720,595	—	—	1,719,467	1,719,467
Accrued interest receivable	7,825	—	7,825	—	7,825
Nonmarketable equity securities	11,644	—	11,644	—	11,644
Cash surrender value of life insurance	34,280	—	34,280	—	34,280
Financial liabilities:
Deposits	$1,963,313	$1,432,490	$534,075	$—	$1,966,565
Securities sold under repurchase agreements	11,363	—	11,363	—	11,363
Accrued interest payable	1,719	—	1,719	—	1,719
Federal Home Loan Bank advances	60,623	—	60,634	—	60,634
Subordinated debentures	11,310	—	9,153	—	9,153

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

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net earnings (basic)	$7,530	$5,091	$18,910	$14,084
Net earnings (diluted)	$7,530	$5,091	$18,910	$14,084

Denominator:
Weighted-average shares outstanding (basic)	11,550,335	11,962,654	11,674,298	11,452,968
Effect of dilutive securities:
Common stock equivalent shares from stock options	62,538	70,780	58,844	100,539
Weighted-average shares outstanding (diluted)	11,612,873	12,033,434	11,733,142	11,553,507

Net earnings per share
Basic	$0.65	$0.43	$1.62	$1.23
Diluted	$0.65	$0.42	$1.62	$1.22

(Continued)

37.

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

Certain Events Affecting Year-over-Year Comparability

Acquisition of Westbound Bank.  The Company completed the acquisition of Westbound Bank (Westbound), a Texas banking association, on June 1, 2018.  This acquisition increased total assets by $216.1 million, loans by $154.7 million (net of discount) and deposits by $181.4 million.  The comparability of the Company’s consolidated results of operations for the nine months ended September 30, 2019 and September 30, 2018 are affected by this acquisition.

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

38.

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

(Continued)

39.

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral.  Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price.  As of September 30, 2019 and December 31, 2018, all significant impaired loans had been determined to be collateral dependent and the allowance for loss had been measured utilizing the estimated fair value of the collateral.

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

40.

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

Discussion and Analysis of Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the nine months ended September 30, 2019 with the nine months ended September 30, 2018.  The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Net earnings were $18.9 million for the nine months ended September 30, 2019, as compared to $14.1 million for the nine months ended September 30, 2018.  The following table presents key earnings data for the periods indicated:

	For the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands, except per share data)
Net earnings	$18,910	$14,084
Net earnings per common share
-basic	1.62	1.23
-diluted	1.62	1.22
Net interest margin(1)	3.65%	3.46%
Net interest rate spread(2)	3.22%	3.12%
Return on average assets	1.09%	0.90%
Return on average equity	10.06%	8.43%
Average equity to average total assets	10.87%	10.69%
Dividend payout ratio	32.10%	34.96%

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

Net interest income, before the provision for loan losses, was $58.4 million compared to $50.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, an increase of $8.3 million, or 16.6%.  The increase in net interest income was comprised of a $13.0 million, or 20.4%, increase in interest income offset by a $4.7 million, or 34.1%, increase in interest expense.  The change in interest income was primarily attributable to a $192.1 million, or 12.9%, increase in average loans outstanding for the nine months ended September 30, 2019, compared to the

(Continued)

41.

nine months ended September 30, 2018, further improved by a 42 basis point increase in the average yield on total loans.  The increase in average loans outstanding was primarily due to organic growth in all of our markets and continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Central Texas markets.  The $4.7 million increase in interest expense for the nine months ended September 30, 2019 was primarily related to a $157.2 million, or 12.0%, increase in average interest-bearing deposits, which also had an average rate increase of 30 basis points over the same period in 2018.  The majority of the average deposit balance increase was due to organic growth, primarily in savings accounts, certificates and other time deposits, driven in part by favorable rates that were offered in our Central Texas, Houston and Dallas/Fort Worth metroplex markets.  For the nine months ended September 30, 2019, net interest margin and net interest spread were 3.65% and 3.22%, respectively, compared to 3.46% and 3.12% for the same period in 2018, which reflects the increases in interest income discussed above relative to the increases in interest expense.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively.  The table also sets forth the net interest margin on average total interest-earning assets for the same periods.  Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period.  For the nine months ended September 30, 2019 and 2018, the amount of interest income not recognized on nonaccrual loans was not material.  Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earnings assets:
Total loans(1)	$1,676,047	$67,821	5.41%	$1,483,961	$55,377	4.99%
Securities available for sale	230,816	4,372	2.53	237,619	4,400	2.48
Securities held to maturity	160,061	3,042	2.54	169,211	3,125	2.47
Nonmarketable equity securities	12,106	471	5.20	8,826	300	4.54
Interest-bearing deposits in other banks	56,755	1,007	2.37	35,437	537	2.03
Total interest-earning assets	2,135,785	76,713	4.80	1,935,054	63,739	4.40
Allowance for loan losses	(15,483)			(13,589)
Noninterest-earning assets	191,189			161,855
Total assets	$2,311,491			$2,083,320
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,463,457	$16,681	1.52%	$1,306,244	$11,948	1.22%
Advances from FHLB and fed funds purchased	62,268	1,126	2.42	88,200	1,181	1.79
Subordinated debentures	12,107	502	5.54	13,477	516	5.12
Securities sold under agreements to repurchase	10,710	28	0.35	12,749	34	0.36
Total interest-bearing liabilities	1,548,542	18,337	1.58	1,420,670	13,679	1.29
Noninterest-bearing liabilities:
Noninterest-bearing deposits	490,088			432,871
Accrued interest and other liabilities	21,575			7,120
Total noninterest-bearing liabilities	511,663			439,991
Shareholders’ equity	251,286			222,659
Total liabilities and shareholders’ equity	$2,311,491			$2,083,320
Net interest rate spread(2)			3.22%			3.12%
Net interest income		$58,376			$50,060
Net interest margin(3)			3.65%			3.46%

(1) Includes average outstanding balances of loans held for sale of $2.3 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.
(2) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3) Net interest margin is equal to net interest income divided by average interest-earning assets, annualized. Net interest margin on a taxable equivalent basis was 3.66% and 3.47% for the nine months ended September 30, 2019 and 2018, respectively, using a marginal tax rate of 21%.

(Continued)

42.

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

	For the Nine Months Ended September 30, 2019 vs. 2018
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$7,189	$5,255	$12,444
Securities available for sale	(127)	99	(28)
Securities held to maturity	(170)	87	(83)
Nonmarketable equity securities	112	59	171
Interest-earning deposits in other banks	325	145	470
Total increase in interest income	$7,329	$5,645	$12,974

Interest-bearing liabilities:
Interest-bearing deposits	$1,438	$3,295	$4,733
Advances from FHLB and fed funds purchased	(348)	293	(55)
Subordinated debentures	(53)	39	(14)
Securities sold under agreements to repurchase	(6)	—	(6)
Total increase in interest expense	1,031	3,627	4,658
Increase in net interest income	$6,298	$2,018	$8,316

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

The provision for loan losses for the nine months ended September 30, 2019 was $1.3 million compared to $1.8 million for the nine months ended September 30, 2018.  The decrease in the provision expense resulted from a recovery of $487,000 that was received during the third quarter from proceeds of a life insurance policy that collateralized a loan that was charged-off several years ago, thus reducing the need for additional provision in the third quarter of 2019, along with relatively stable risk ratings and qualitative factors that contributed to the calculated reserve needed during the period.  Net recoveries were $493,000 for the nine months ended September 30, 2019, compared to $168,000 in net charge-offs for the same period in 2018.

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

(Continued)

43.

The following table presents components of noninterest income for the nine months ended September 30, 2019 and 2018 and the period-over-period variations in the categories of noninterest income:

	For The Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,693	$2,661	$32
Merchant and debit card fees	3,124	2,637	487
Fiduciary income	1,305	1,179	126
Gain on sales of loans	2,070	1,871	199
Bank-owned life insurance income	560	418	142
Loss on sales of investment securities	(22)	(50)	28
Loan processing fee income	433	458	(25)
Other noninterest income	2,125	1,956	169
Total noninterest income	$12,288	$11,130	$1,158

Total noninterest income increased $1.2 million, or 10.4%, for the nine months ended September 30, 2019 compared to the same period in 2018.  Material changes in the components of noninterest income are discussed below.

Merchant and Debit Card Fees.  We earn interchange income related to the activity of our customers’ merchant debit card usage.  Debit card interchange income was $3.1 million for the nine months ended September 30, 2019, compared to $2.6 million for the same period in 2018, an increase of $487,000, or 18.5%.  The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during 2019.

Fiduciary Income.  We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $1.3 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $126,000, or 10.7%. The revenue increase resulted primarily from 38 new accounts that opened in 2019, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.  The fair value of managed assets held as of September 30, 2019 was $319.3 million, of which $162.1 million or 50.8%, were in custody-only services.  The fair value of managed assets held as of September 30, 2018 was $297.8 million, of which $149.0 million, or 50.0%, were in custody-only services.

Gain on Sales of Loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 273 loans for $55.3 million for the nine months ended September 30, 2019 compared to 281 loans for $59.2 million for the nine months ended September 30, 2018.  Gain on sale of loans was $2.1 million for the nine months ended September 30, 2019, an increase of $199,000, or 10.6%, compared to $1.9 million for the same period in 2018. We also began selling Small Business Administration (SBA) loans on the secondary market during the current year, with a net realized gain on sales of SBA loans totaling $209,000 through the third quarter of 2019.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $142,000, or 34.0%, for the nine months ended September 30, 2019, compared to the same period in 2018. The increase in income is primarily due to $7.0 million of additional policies purchased in June of 2019 on the lives of existing officers of the Company.

Other.  This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income.  Other noninterest income increased $169,000, or 8.6%, for the nine months ended September 30, 2019, compared to the same period in 2018 due primarily to an increase in fee income of $148,000.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services.  The largest component of noninterest expense is salaries and employee benefits.  Noninterest expense also includes operational expenses, such as

(Continued)

44.

occupancy expenses, depreciation and amortization of our facilities and our furniture, fixtures and office equipment, professional and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses.

For the nine months ended September 30, 2019, noninterest expense totaled $46.3 million, an increase of $4.1 million, or 9.6%, compared to $42.2 million for the nine months ended September 30, 2018.  The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Employee compensation and benefits	$26,575	$23,723	$2,852
Non-staff expenses:
Occupancy expenses	7,336	6,076	1,260
Amortization	1,040	881	159
Software and technology	2,439	1,849	590
FDIC insurance assessment fees	173	479	(306)
Legal and professional fees	1,999	2,549	(550)
Advertising and promotions	1,132	994	138
Telecommunication expense	508	476	32
ATM and debit card expense	891	857	34
Director and committee fees	685	802	(117)
Other noninterest expense	3,521	3,544	(23)
Total noninterest expense	$46,299	$42,230	$4,069

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes.  Salaries and employee benefits were $26.6 million for the nine months ended September 30, 2019, an increase of $2.9 million, or 12.0%, compared to $23.7 million for the same period in 2018.  The increase resulted partially from the addition of 22 full time equivalent employees, from 454 as of September 30, 2018 to 476 as of September 30, 2019, in order to continue growing our two de novo locations in Austin and Fort Worth, Texas, and to support operational growth, as well annual salary increases.

Occupancy Expenses.  Occupancy expenses were $7.3 million for the nine months ended September 30, 2019, compared to $6.1 million for the same period in 2018, an increase of $1.3 million, or 20.7%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $2.9 million for the nine months ended September 30, 2019, up from $2.2 million in the same period of the prior year. The increase in occupancy expenses was due primarily to an increase in depreciation expense combined with lease expense increases of $904,000, due to relocating into new permanent locations in both Austin and Fort Worth, as well as our new corporate offices in Addison, and adoption of the new Accounting Standards Codification 842, Leases.

Amortization. Amortization expenses increased $159,000, or 18.0%, from $881,000 for the nine months ended September 30, 2018 to $1.0 million for the nine months ended September 30, 2019. The increase is due primarily to the amortization of deposit premiums associated with the Westbound acquisition on June 1, 2018.

Software and Technology.  Software and technology expenses increased $590,000, or 31.9%, from $1.8 million for the nine months ended September 30, 2018 to $2.4 million for the nine months ended September 30, 2019.  The increase is attributable primarily to company growth in online banking licensing and volume, remote deposit licensing and volume, a core system operational review that is completed every 2-3 years, investments in security/monitoring software, and overall licensing and volume increases due to growth.

FDIC Insurance Assessment Fees.  FDIC insurance assessment fees decreased $306,000, or 63.9%, from $479,000 for the nine months ended September 30, 2018 to $173,000 for the nine months ended September 30, 2019.  The decrease resulted from an FDIC assessment credit of $534,000 that was received in January 2019 and will be used to satisfy our FDIC assessment fees provided that the insurance fund ratio continues to exceed 1.35 or until the credit is extinguished.

(Continued)

45.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $2.0 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $550,000, or 21.6%.  The decrease resulted in part from decreased legal expense of $314,000 due to legal costs associated with the acquisition of Westbound in the prior year and a Fiserv expense incurred in July of 2018 that increased professional fees expense by $122,000, which was not present in the first nine months of 2019.

Advertising and Promotions.  Advertising and promotion related expenses were $1.1 million and $994,000 for the nine months ended September 30, 2019 and 2018, respectively.  The increase of $138,000, or 13.9%, was primarily due to increases in advertising expense in our growth markets, especially Dallas/Fort Worth, Central Texas and Houston.

Director and Committee Fees.  Director and committee fees were $685,000 and $802,000 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $117,000, or 14.6%, primarily because the inside statutory and advisory directors are no longer paid a director fee as of March 2019.

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

For the nine months ended September 30, 2019 and 2018, income tax expense totaled $4.2 million and $3.1 million, respectively.  Our effective tax rates for the nine months ended 2019 and 2018 were 18.19% and 18.16%, respectively.

Discussion and Analysis of Results of Operations for the Three Months Ended September 30, 2019 and 2018

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended September 30, 2019 with the three months ended September 30, 2018.  The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Net earnings were $7.5 million for the three months ended September 30, 2019, as compared to $5.1 million for the three months ended September 30, 2018.  Basic earnings per share were $0.65 for the three months ended September 30, 2019 compared to $0.43 during the same period in 2018.

The following table presents key earnings data for the periods indicated:

	For the Three Months Ended September 30,
	2019	2018
	(Dollars in thousands, except per share data)
Net earnings	$7,530	$5,091
Net earnings per common share
-basic	0.65	0.43
-diluted	0.65	0.42
Net interest margin(1)	3.71%	3.50%
Net interest rate spread(2)	3.28%	3.12%
Return on average assets	1.28%	0.91%
Return on average equity	11.73%	8.39%
Average equity to average total assets	10.94%	10.86%
Dividend payout ratio	27.69%	35.25%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(Continued)

46.

Net Interest Income

Net interest income, before the provision for loan losses, was $20.1 million for the three months ended September 30, 2019, compared to $18.2 million for the three months ended September 30, 2018, an increase of $1.9 million, or 10.2%.  The increase in net interest income was comprised of a $2.2 million, or 9.2%, increase in interest income offset by a $324,000, or 5.9%, increase in interest expense.  The increase in interest income was primarily attributable to an $80.5 million, or 5.0%, increase in average loans outstanding for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, further improved by a 25 basis point increase in the average yield on total loans.  The increase in average loans outstanding was primarily due to organic growth in all of our markets and continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Central Texas markets.  The $324,000 increase in interest expense for the three months ended September 30, 2019 was primarily related to a $92.4 million, or 6.7%, increase in average interest-bearing deposits, which had an average rate increase of only eight basis points. The increase was partially offset by a $67.7 million decrease in the average balance of Federal Home Loan Bank advances during the quarter, despite a rate increase of 36 basis points over the same period in 2018.  The majority of the average deposit balance increase was due to organic growth, primarily in savings accounts, certificates and other time deposits, driven in part by favorable rates that were offered in our Central Texas, Houston and Dallas/Fort Worth metroplex markets.  For the three months ended September 30, 2019, net interest margin and net interest spread were 3.71% and 3.28%, respectively, compared to 3.51% and 3.12% for the same period in 2018, which reflects the increases in interest income discussed above relative to the increases in interest expense.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively.  The table also sets forth the net interest margin on average total interest-earning assets for the same periods.  Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period.  For the three months ended September 30, 2019 and 2018, the amount of interest income not recognized on nonaccrual loans was not material.  Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

47.

	For the Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earnings assets:
Total loans(1)	$1,698,742	$22,996	5.37%	$1,618,199	$20,879	5.12%
Securities available for sale	225,714	1,371	2.41	239,993	1,465	2.42
Securities held to maturity	158,000	1,001	2.51	166,080	1,026	2.45
Nonmarketable equity securities	12,011	162	5.35	10,351	115	4.41
Interest-bearing deposits in other banks	56,174	323	2.28	32,545	190	2.32
Total interest-earning assets	2,150,641	25,853	4.77	2,067,168	23,675	4.54
Allowance for loan losses	(16,082)			(14,096)
Noninterest-earnings assets	194,044			182,587
Total assets	$2,328,603			$2,235,659
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,467,502	$5,304	1.43%	$1,375,138	$4,670	1.35%
Advances from FHLB and fed funds purchased	50,016	298	2.36	117,758	593	2.00
Subordinated debentures	11,527	161	5.54	12,821	173	5.35
Securities sold under agreements to repurchase	10,549	7	0.26	12,571	10	0.32
Total interest-bearing liabilities	1,539,594	5,770	1.49	1,518,288	5,446	1.42
Noninterest-bearing liabilities:
Noninterest-bearing deposits	511,343			465,838
Accrued interest and other liabilities	22,878			8,705
Total noninterest-bearing liabilities	534,221			474,543
Shareholders’ equity	254,788			242,828
Total liabilities and shareholders’ equity	$2,328,603			$2,235,659
Net interest rate spread(2)			3.28%			3.12%
Net interest income		$20,083			$18,229
Net interest margin(3)			3.71%			3.50%

(1) Includes average outstanding balances of loans held for sale of $3.0 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively.
(2) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3) Net interest margin is equal to net interest income divided by average interest-earning assets, annualized. Net interest margin on a taxable equivalent basis was 3.71% and 3.51% for the three months ended September 30, 2019 and 2018, respectively, using a marginal tax rate of 21%.

(Continued)

48.

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

	For the Three Months Ended September 30, 2019 vs. 2018
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,031	$1,086	$2,117
Securities available for sale	(86)	(8)	(94)
Securities held to maturity	(49)	24	(25)
Nonmarketable equity securities	18	29	47
Interest-earning deposits in other banks	137	(4)	133
Total increase in interest income	$1,051	$1,127	$2,178

Interest-bearing liabilities:
Interest-bearing deposits	$312	$322	$634
Advances from FHLB and fed funds purchased	(339)	44	(295)
Subordinated debentures	(17)	5	(12)
Securities sold under agreements to repurchase	(2)	(1)	(3)
Total (decrease) increase in interest expense	(46)	370	324
Increase in net interest income	$1,097	$757	$1,854

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2019 was $100,000 compared to $500,000 for the three months ended September 30, 2018.  The loan loss provision during both periods is directly related to loan growth during the respective periods, however, the provision was partially offset in the current period due to a recovery of $487,000 that was received during the quarter from proceeds of a life insurance policy that collateralized a loan that was charged-off several years ago, thus reducing the need for additional provision in the third quarter of 2019.  Net recoveries were $551,000 for the three months ended September 30, 2019 compared to net charge-offs of $51,000 for the same period in 2018.

Noninterest Income

The following table presents components of noninterest income for the three months ended September 30, 2019 and 2018 and the period-over-period variations in the categories of noninterest income:

	For The Three Months Ended September 30,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$978	$921	$57
Merchant and debit card fees	1,096	937	159
Fiduciary income	446	402	44
Gain on sales of loans	910	637	273
Bank-owned life insurance income	247	157	90
Gain on sales of investment securities	—	1	(1)
Loan processing fee income	157	158	(1)
Other noninterest income	782	336	446
Total noninterest income	$4,616	$3,549	$1,067

(Continued)

49.

Total noninterest income increased $1.1 million, or 30.1%, for the three months ended September 30, 2019 compared to the same period in 2018.  Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts.  We earn fees from our customers for deposit related services, and these fees constitute a significant and generally predictable component of our non-interest income.  Service fee income was $978,000 for the three months ended September 30, 2019 compared to $921,000 for the same period in 2018, an increase of $57,000, or 6.2%.  The increase was primarily due to an increase in insufficient fund income of approximately $55,000 from the same quarter in 2018.

Merchant and Debit Card Fees.  We earn interchange income related to the activity of our customers’ merchant debit card usage.  Debit card interchange income was $1.1 million for the three months ended September 30, 2019 compared to $937,000 for the same period in 2018, an increase of $159,000, or 17.0%.  The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during the third quarter of 2019.

Fiduciary Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $446,000 for the three months ended September 30, 2019, an increase of $44,000, or 10.9%, compared to $402,000 for the same period in 2018.  The revenue increase resulted primarily from 8 new accounts that opened during the three months ended September 30, 2019, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Our custody-only assets are carried in a tiered percentage rate fee schedule that is charged against market value.

Gain on Sale of Loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 107 loans for $22.0 million for the three months ended September 30, 2019 compared to 99 loans for $21.1 million for the three months ended September 30, 2018.  Gain on sale of loans was $910,000 for the three months ended September 30, 2019, an increase of $273,000, or 42.9%, compared to $637,000 for the same period in 2018. We also began selling Small Business Administration (SBA) loans on the secondary market during the current year, with a net realized gain on sales of SBA loans totaling $177,000 during the third quarter of 2019.

Bank-owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $90,000, or 57.3%, for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to $7.0 million of additional policies purchased in June of 2019 on the lives of existing officers of the Company.

Other.  This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income.  Other noninterest income increased $446,000, or 132.7%, for the three months ended September 30, 2019 compared to the same period in 2018 due primarily to valuation adjustments and losses on sales of repossessed assets during the third quarter of 2018 that reduced other noninterest income by $594,000, which were not present in the third quarter of 2019. This was partially offset by a decline in SBA servicing revenue of $57,000 from the same quarter of the prior year.

(Continued)

50.

Noninterest Expense

For the three months ended September 30, 2019, noninterest expense totaled $15.4 million, an increase of $408,000, or 2.7%, compared to $15.0 million for the three months ended September 30, 2018.  The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Three Months Ended September 30,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Employee compensation and benefits	$8,896	$8,156	$740
Non-staff expenses:
Occupancy expenses	2,448	2,217	231
Amortization	342	349	(7)
Software and technology	885	636	249
FDIC insurance assessment fees	—	164	(164)
Legal and professional fees	686	948	(262)
Advertising and promotions	339	335	4
Telecommunication expense	165	170	(5)
ATM and debit card expense	310	289	21
Director and committee fees	220	255	(35)
Other noninterest expense	1,144	1,508	(364)
Total noninterest expense	$15,435	$15,027	$408

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes.  Salaries and employee benefits were $8.9 million for the three months ended September 30, 2019, an increase of $740,000, or 9.1%, compared to $8.2 million for the same period in 2018.  The increase resulted from annual salary increases and from the addition of 22 full time equivalent employees, from 454 as of September 30, 2018 to 476 as of September 30, 2019, in order to continue growing our two de novo locations in Austin and Fort Worth, Texas, as well other employees that were added to support operational growth.

Occupancy Expenses.  Occupancy expenses were $2.4 million for the three months ended September 30, 2019, compared to $2.2 million for the same period in 2018, an increase of $231,000, or 10.4%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $960,000 for the three months ended September 30, 2019 and $783,000 for the three months ended September 30, 2018. The increase was due primarily to relocating into a new permanent location in Austin, as well as our new corporate offices in Addison, and adoption of the new Accounting Standards Codification 842, Leases.

Software and Technology Fees.  Software and technology fees consist of fees paid to third parties for support of software and technology products.  Software support fee expense was $885,000 for the three months ended September 30, 2019, compared to $636,000 for the same period in 2018, an increase of $249,000, or 39.2%.  The increase is attributable primarily to company growth in online banking licensing and volume, investments in security/monitoring software, and overall licensing and volume increases due to growth.

FDIC Insurance Assessment Fees. There were no FDIC insurance assessment fees booked in the third quarter of 2019, a decrease of $164,000, or 100.0%, from the three months ended September 30, 2018.  The decrease resulted from an FDIC assessment credit of $534,000 that was received in January 2019, eliminating our expense for the three months ended September 30, 2019.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $686,000 for the three months ended September 30, 2019, a decrease of $262,000, or 27.6%, compared to $948,000 for the same period in 2018.  The decrease was primarily the result of legal and professional expenses incurred in connection with the acquisition of Westbound during the same quarter of the prior year.

ATM and Debit Card Expense.  We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $310,000 for the three months ended September 30, 2019, an increase

(Continued)

51.

of $21,000, or 7.3%, compared to $289,000 for the same period in 2018 as a result of increased ATM and debit card usage by our customers.

Director and Committee Fees.  Director and committee fees were $220,000 and $255,000 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $35,000, or 13.7%, primarily because the inside statutory and advisory directors are no longer paid a director fee as of March 2019.

Other.  This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, losses incurred on problem assets, OREO related expenses, gains or losses on the sale of OREO, business development expenses (e.g., travel and entertainment, charitable contributions and club memberships), insurance and security expenses.  Other noninterest expense decreased to $1.1 million for the three months ended September 30, 2019, compared to $1.5 million for the same period in 2018, a decrease of $364,000, or 24.1%.  The decrease was primarily due to decreases in loan and filing expenses of $139,000 and other real estate expense of $99,000.  Other decreases resulted from a reduction in travel and lodging expenses of $44,000 and decreases in losses sustained of $38,000.

Income Tax Expense

For the three months ended September 30, 2019 and 2018, income tax expense totaled $1.6 million and $1.2 million, respectively.  Our effective tax rates for the three months ended September 30, 2019 and 2018 were 17.83% and 18.56%, respectively.

Discussion and Analysis of Financial Condition as of September 30, 2019

Assets

Our total assets increased $59.1 million, or 2.60%, from $2.27 billion as of December 31, 2018 to $2.33 billion as of September 30, 2019.  Our asset growth was primarily due to increases in total loans of $76.9 million, the cash surrender value of life insurance of $8.0 million and other assets of $7.0 million, which resulted primarily from the recording of a $12.0 million right of use lease asset upon adoption of ASC 842 on January 1, 2019. These increases were partially offset by a reduction in total securities available for sale and held to maturity of $11.6 million and $6.2 million, respectively, and decreases in cash and cash equivalents of $12.9 million.

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

Our loan portfolio is the largest category of our earning assets.  As of September 30, 2019, total loans were $1.7 billion, an increase of $76.9 million, or 4.6%, from the December 31, 2018 balance of $1.66 billion.  In addition to these amounts, $3.8 million and $1.8 million in loans were classified as held for sale as of September 30, 2019 and December 31, 2018, respectively.

(Continued)

52.

Total loans, excluding those held for sale, as a percentage of deposits, were 88.4% and 88.7% as of September 30, 2019 and December 31, 2018, respectively.  Total loans, excluding those held for sale, as a percentage of total assets, were 74.7% and 73.2% as of September 30, 2019 and December 31, 2018, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2018 to September 30, 2019:

	As of September 30, 2019	As of December 31, 2018	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial and industrial	$299,714	$261,779	$37,935	14.49%
Real estate:
Construction and development	256,459	237,503	18,956	7.98%
Commercial real estate	581,742	582,519	(777)	(0.13)%
Farmland	61,073	67,845	(6,772)	(9.98)%
1-4 family residential	406,880	393,067	13,813	3.51%
Multi-family residential	58,198	38,386	19,812	51.61%
Consumer and overdrafts	53,645	55,159	(1,514)	(2.74)%
Agricultural	18,728	23,277	(4,549)	(19.54)%
Total loans held for investment	$1,736,439	$1,659,535	$76,904	4.63%

Total loans held for sale	$3,841	$1,795	$2,046	113.98%

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

We had $11.9 million in nonperforming assets as of September 30, 2019, compared to $7.6 million as of December 31, 2018.  We had $10.9 million in nonperforming loans as of September 30, 2019, compared to $5.9 million as of December 31, 2018.  The increase in nonperforming loans and assets results primarily from three Small Business Administration (SBA) partially guaranteed loans with combined book balances of $5.7 million as of September 30, 2019 that were acquired from Westbound Bank in June 2018. Management is currently in the process of working with these borrowers to effectuate a plan which would allow for these loans to return to a performing status in the future.  Excluding these partially SBA guaranteed loans, for which we expect minimal losses, non-performing assets as a percentage of total loans at September 30, 2019 would be 0.36%.

(Continued)

53.

The following table presents information regarding nonperforming assets and loans as of:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans	$10,881	$5,891
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	10,881	5,891
Other real estate owned:
Commercial real estate, construction and development, and farmland	—	34
Residential real estate	551	717
Total other real estate owned	551	751
Repossessed assets owned	500	971
Total other assets owned	1,051	1,722
Total nonperforming assets	$11,932	$7,613
Restructured loans-nonaccrual	$118	$335
Restructured loans-accruing	$7,297	$861
Ratio of nonperforming loans to total loans(1)(2)	0.63%	0.35%
Ratio of nonperforming assets to total assets	0.51%	0.34%

(1) Excludes loans held for sale of $3.8 million and $1.8 million as of September 30, 2019 and December 31, 2018, respectively.
(2) Restructured loans on nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.

The following table presents nonaccrual loans by category as of:

	September 30, 2019	December 31, 2018
Commercial and industrial	$15	$366
Real estate:
Construction and development	106	—
Commercial real estate	6,966	3,700
Farmland	133	140
1-4 family residential	3,403	1,567
Consumer	214	66
Agricultural	44	52
Total	$10,881	$5,891

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

54.

Credits rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

Credits rated as loss are charged-off.  We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our loans as of:

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$299,358	$149	$207	$—	$—	$299,714
Real estate:
Construction and development	254,527	600	1,332	—	—	256,459
Commercial real estate	561,933	2,859	16,950	—	—	581,742
Farmland	60,792	44	237	—	—	61,073
1-4 family residential	405,635	830	415	—	—	406,880
Multi-family residential	58,198	—	—	—	—	58,198
Consumer	53,495	61	89	—	—	53,645
Agricultural	18,493	102	133	—	—	18,728
Total	$1,712,431	$4,645	$19,363	$—	$—	$1,736,439

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$260,863	$224	$692	$—	$—	$261,779
Real estate:
Construction and development	236,253	—	1,250	—	—	237,503
Commercial real estate	569,648	5,691	7,180	—	—	582,519
Farmland	67,541	49	255	—	—	67,845
1-4 family residential	391,956	514	597	—	—	393,067
Multi-family residential	38,386	—	—	—	—	38,386
Consumer	55,055	48	56	—	—	55,159
Agricultural	22,713	115	449	—	—	23,277
Total	$1,642,415	$6,641	$10,479	$—	$—	$1,659,535

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

55.

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

As of September 30, 2019, the allowance for loan losses totaled $16.4 million, or 0.94%, of total loans, excluding those held for sale.  As of December 31, 2018, the allowance for loan losses totaled $14.7 million, or 0.88%, of total loans, excluding those held for sale.  The increase in allowance is due to general reserves for organic loan growth, specific allocations on impaired assets and slightly higher qualitative factors in general allocation in recognition of certain macroeconomic trends in commercial and industrial and commercial real estate lending.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2019	2018	2018
	(Dollars in thousands)
Average loans outstanding(1)	$1,676,047	$1,483,961	$1,524,792
Gross loans outstanding at end of period(2)	1,736,439	1,651,863	1,659,535
Allowance for loan losses at beginning of the period	14,651	12,859	12,859
Provision for loan losses	1,250	1,750	2,250
Charge offs:
Commercial and industrial	49	66	367
Real estate:
Commercial real estate	—	32	33
1-4 family residential	14	19	93
Consumer	32	175	254
Agriculture	—	2	2
Overdrafts	137	117	169
Total charge-offs	232	411	918
Recoveries:
Commercial and industrial	507	54	111
Real estate:
Commercial real estate	1	—	1
1-4 family residential	3	49	135
Consumer	95	41	90
Agriculture	89	65	65
Overdrafts	30	34	58
Total recoveries	725	243	460
Net (recoveries) charge-offs	(493)	168	458
Allowance for loan losses at end of period	$16,394	$14,441	$14,651
Ratio of allowance to end of period loans(2)	0.94%	0.87%	0.88%
Ratio of net charge-offs to average loans(1)	-0.03%	0.01%	0.03%

(1) Includes average outstanding balances of loans held for sale of $2.3 million, $1.8 million and $1.7 million for the nine months ended September 30, 2019 and 2018, and for the year ended December 31, 2018, respectively.

(2) Excludes loans held for sale of $3.8 million, $826,000 and $1.8 million for the nine months ended September 30, 2019 and 2018, and for the year ended December 31, 2018, respectively.

The ratio of allowance for loan losses to non-performing loans decreased from 248.7% at December 31, 2018 to 150.7% at September 30, 2019.  Non-performing loans increased to $10.9 million at September 30, 2019, compared to

(Continued)

56.

$5.9 million at December 31, 2018, which is attributable primarily to three Small Business Administration (SBA) partially guaranteed loans with combined book balances of $5.7 million as of September 30, 2019 that were acquired from Westbound Bank in June 2018. Management is currently in the process of working with these borrowers to effectuate a plan which would allow for these loans to return to a performing status in the future.

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

	As of September 30, 2019		As of December 31, 2018
	Amount	Percent to Total Loans	Amount	Percent to Total Loans
	(Dollars in thousands)
Commercial and industrial	$2,057	12.55%	$1,751	11.96%
Real estate:
Construction and development	2,135	13.02%	1,920	13.10%
Commercial real estate	6,889	42.02%	6,025	41.12%
Farmland	594	3.62%	643	4.39%
1-4 family residential	3,077	18.77%	2,868	19.58%
Multi-family residential	830	5.06%	631	4.31%
Total real estate	13,525	82.49%	12,087	82.50%
Consumer	611	3.73%	575	3.92%
Agricultural	201	1.23%	238	1.62%
Total allowance for loan losses	$16,394	100.00%	$14,651	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.  As of September 30, 2019, the carrying amount of our investment securities totaled $378.3 million, a decrease of $17.8 million, or 4.5%, compared to $396.1 million as of December 31, 2018. Investment securities represented 16.3% and 17.5% of total assets as of September 30, 2019 and December 31, 2018, respectively.

Our investment portfolio consists of securities classified as available for sale and held to maturity.  As of September 30, 2019, securities available for sale and securities held to maturity totaled $221.3 million and $156.9 million, respectively.  As of December 31, 2018, securities available for sale and securities held to maturity totaled $233.0 million and $163.2 million, respectively.  Held to maturity securities represented 41.5% of our investment portfolio as of September 30, 2019 and 41.2% as of December 31, 2018.  We generally seek to maintain 50.0% or less of our portfolio in held to maturity securities. We have the intent and ability to hold our held to maturity securities until maturity or call and any policy exceptions will be approved by our board of directors.  The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

(Continued)

57.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,686	$533	$—	$20,219
Municipal securities	154,546	5,588	8	160,126
Mortgage-backed securities	103,065	864	598	103,331
Collateralized mortgage obligations	98,227	1,640	33	99,834
Total	$375,524	$8,625	$639	$383,510

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,743	$—	$789	$18,954
Municipal securities	157,720	1,231	1,354	157,597
Mortgage-backed securities	110,246	106	4,176	106,176
Collateralized mortgage obligations	115,400	48	2,400	113,048
Total	$403,109	$1,385	$8,719	$395,775

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio.  As of September 30, 2019 and December 31, 2018, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

Our management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  As of September 30, 2019, no OTTI was recorded.

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

	As of September 30, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$1,027	2.77%	$12,474	2.87%	$6,718	3.47%	$—	—	$20,219	3.06%
Municipal securities	2,148	3.10%	30,547	3.01%	41,133	3.39%	81,321	3.05%	155,149	3.13%
Mortgage-backed securities	—	—	50,919	2.40%	52,267	2.82%	—	—	103,186	2.61%
Collateralized mortgage obligations	13	3.95%	99,703	2.70%	—	—	—	—	99,716	2.70%
Total	$3,188	3.00%	$193,643	2.68%	$100,118	3.10%	$81,321	3.05%	$378,270	2.87%

	As of December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—	$10,852	2.77%	$8,102	3.43%	$—	—	$18,954	3.05%
Municipal securities	762	1.73%	19,062	2.93%	51,246	3.28%	86,465	3.01%	157,535	3.08%
Mortgage-backed securities	—	—	54,429	2.49%	52,193	2.66%	—	—	106,622	2.57%
Collateralized mortgage obligations	352	3.88%	100,882	2.66%	11,794	2.88%	—	—	113,028	2.68%
Total	$1,114	2.41%	$185,225	2.64%	$123,335	2.99%	$86,465	3.01%	$396,139	2.83%

(Continued)

58.

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time.  Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities.  The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay.  Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity.  During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened.  If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.  The weighted average life of our investment portfolio was 6.39 years with an estimated effective duration of 3.40 years as of September 30, 2019.

As of September 30, 2019 and December 31, 2018, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.87% as of September 30, 2019, up from 2.83% as of December 31, 2018.  The improvement in average yields resulted primarily from an increase in municipal securities yields from 3.08% as of December 31, 2018 to 3.13% as of September 30, 2019.  Additionally, the average yield on mortgage backed securities increased from 2.57% to 2.61% during the same period.  As of September 30, 2019, municipal securities and mortgage backed securities comprised 41.0% and 27.3% of the portfolio, respectively.  As of December 31, 2018, municipal securities and mortgage backed securities comprised 39.8% and 26.9% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts.  We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2019 were $1.96 billion, an increase of $91.8 million, or 4.9%, compared to $1.87 billion as of December 31, 2018.

The following table presents the average balances on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2019	For the Year Ended December 31, 2018	Dollar Change	Percent Change
	(Dollars in thousands)
NOW and interest-bearing demand accounts	$271,584	$256,726	$14,858	5.79%
Savings accounts	71,223	67,917	3,306	4.87%
Money market accounts	610,025	646,115	(36,090)	(5.59%)
Certificates and other time deposits	510,625	353,986	156,639	44.25%
Total interest-bearing deposits	1,463,457	1,324,744	138,713	10.47%
Noninterest-bearing demand accounts	490,088	446,560	43,528	9.75%
Total deposits	$1,953,545	$1,771,304	$182,241	10.29%

The aggregate amount of time deposits in denominations of $100,000 or more as of September 30, 2019 and December 31, 2018 was $396.5 million and $304.1 million, respectively.

(Continued)

59.

The scheduled maturities of time deposits greater than $100,000 were as follows:

	As of September 30, 2019
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$71,844	2.18%
3 to 6 months	88,450	2.17%
6 to 12 months	179,923	2.37%
12 to 24 months	30,705	1.88%
24 to 36 months	12,331	1.92%
36 to 48 months	9,447	2.27%
Over 48 months	3,847	2.47%
Total	$396,547	2.24%

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans.  As of September 30, 2019 and December 31, 2018, total borrowing capacity of $530.2 million and $563.8 million, respectively, was available under this arrangement.  Our outstanding FHLB advances mature within 5 years.  As of September 30, 2019, approximately $1.33 billion in real estate loans were pledged as collateral for our FHLB borrowings.  We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.  The following table presents our FHLB borrowings by maturity and weighted average rate as of September 30, 2019:

	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Less than 90 days	$45,000	1.83%
90 days to less than one year	6,500	2.09%
One to three years	3,127	1.91%
After three to five years	6,000	1.76%
After five years	—	—
Total	$60,627	1.85%

Federal Reserve Bank of Dallas.  The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis.  Certain commercial and industrial and consumer loans are pledged under this arrangement.  We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan.  As of September 30, 2019 and December 31, 2018, $176.8 million and $193.9 million, respectively, were available under this arrangement.  As of September 30, 2019 and December 31, 2018, approximately $226.6 million and $241.9 million, respectively, in consumer and commercial and industrial loans were pledged as collateral.  As of September 30, 2019 and December 31, 2018, no borrowings were outstanding under this arrangement.

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

(Continued)

60.

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

In July 2015, we issued subordinated debentures that pay interest semi-annually and are redeemable before their maturity date at our option, with 30 days’ notice to the holder, for a cash amount equal to the principal amount and all accrued interest.  In July 2015, we issued $4.0 million in debentures, of which $3.0 million were issued to directors and other related parties.  The $3.0 million of debentures to related parties were repaid in May 2017 with a portion of the proceeds of our initial public offering and a $500,000 par value debenture, which carried a rate of 2.5%, matured and was repaid in July 2017.  The remaining $500,000 debenture had a rate of 4.0%, matured and was repaid in January 2019.

In December 2015, we issued $5.0 million in debentures, of which $2.5 million were issued to directors and other related parties.  In May 2017, $2.0 million of the $2.5 million of debentures issued to related parties were repaid with a portion of the proceeds of our initial public offering. A further $1.0 million of other debentures matured and were paid off in full in July of 2018 and another $1.0 million of debentures matured and were paid off in full in July of the current year. The remaining $1.0 million of debentures were issued at par value of $500,000 each with rates of 4.50% and 5.00% and maturity dates of January 1, 2020 and July 1, 2020.

Other Borrowings.  We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities.  In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and in March 2019, we renewed that line of credit.  The line of credit bears interest at the prime rate, with quarterly interest payments, and matures in March 2020.  As of September 30, 2019, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.  For the nine months ended September 30, 2019 and the year ended December 31, 2018, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources.  As of September 30, 2019 and December 31, 2018, we maintained three federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $55.0 million in federal funds.  There were no funds under these lines of credit outstanding as of September 30, 2019 and December 31, 2018.  In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above provides an additional source of liquidity.

(Continued)

61.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated.  Average assets were $2.31 billion for the nine months ended September 30, 2019 and $2.13 billion for the year ended December 31, 2018.

	For the Nine Months Ended September 30, 2019	For the Year Ended December 31, 2018
Sources of Funds:
Deposits:
Noninterest-bearing	21.20%	20.98%
Interest-bearing	63.31%	62.24%
Advances from FHLB	2.69%	4.43%
Subordinated debentures	0.52%	0.63%
Securities sold under agreements to repurchase	0.46%	0.60%
Accrued interest and other liabilities	0.94%	0.41%
Shareholders’ equity	10.88%	10.71%
Total	100.00%	100.00%

Uses of Funds:
Loans	71.84%	70.99%
Securities available for sale	9.99%	11.12%
Securities held to maturity	6.92%	7.89%
Nonmarketable equity securities	0.52%	0.45%
Federal funds sold	1.96%	1.39%
Interest-bearing deposits in other banks	2.46%	0.28%
Other noninterest-earning assets	6.31%	7.88%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	25.09%	25.21%
Average loans to average deposits	85.80%	86.08%

Our primary source of funds is deposits, and our primary use of funds is loans.  We do not expect a change in the primary source or use of our funds in the foreseeable future.  Our average loans, including average loans held for sale, increased $192.1 million, or 12.9%, for the nine months ended September 30, 2019 compared to the same period in 2018.  We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of September 30, 2019, we had $381.7 million in outstanding commitments to extend credit and $9.1 million in commitments associated with outstanding standby and commercial letters of credit.  As of December 31, 2018, we had $342.5 million in outstanding commitments to extend credit and $11.7 million in commitments associated with outstanding standby and commercial letters of credit.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2019 and December 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.  As of September 30, 2019, we had cash and cash equivalents of $58.6 million, compared to $71.5 million as of December 31, 2018.  The decrease was primarily due to a decrease in federal funds sold of $6.0 million and a decrease in interest-bearing deposits of $4.4 million.

Capital Resources

Total shareholders’ equity increased to $255.9 million as of September 30, 2019, compared to $244.6 million as of December 31, 2018, an increase of $11.3 million, or 4.6%.  The increase from December 31, 2018 was primarily the result of $18.9 million in net earnings for the nine months ended September 30, 2019, and a change in accumulated other comprehensive income of $7.5 million, related primarily to the decrease in the unrealized losses on securities held for sale.  The increases were offset by repurchases of shares of our common stock for $0.0 million and by the payment of dividends of $1.8 million.

(Continued)

62.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations.  Banking regulators view capital levels as important indicators of an institution’s financial soundness.  As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold.  We are subject to certain regulatory capital requirements at the bank holding company and bank levels.  As of September 30, 2019 and December 31, 2018, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations.  As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings.  However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	September 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc.

Total capital (to risk weighted assets)	$248,009	13.22%	$241,791	13.25%
Tier 1 capital (to risk weighted assets)	231,615	12.35%	227,140	12.44%
Tier 1 capital (to average assets)	231,615	10.16%	227,140	10.16%
Common equity tier 1 risk-based capital	221,305	11.80%	216,830	11.88%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$246,851	12.89%	$242,142	13.27%
Tier 1 capital (to risk weighted assets)	230,457	12.03%	227,491	12.46%
Tier 1 capital (to average assets)	230,457	10.04%	227,491	10.18%
Common equity tier 1 risk-based capital	230,457	12.03%	227,491	12.46%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of September 30, 2019 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of September 30, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$444,997	$61,875	$21,568	$—	$528,440
Advances from FHLB	51,500	3,127	6,000	—	60,627
Subordinated debentures	$1,000	—	—	10,310	11,310
Total	$497,497	$65,002	$27,568	$10,310	$600,377

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

(Continued)

63.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of September 30, 2019 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of September 30, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$516	$5,115	$380	$3,058	$9,069
Commitments to extend credit	239,198	46,848	51,884	43,769	381,699
Total	$239,714	$51,963	$52,264	$46,827	$390,768

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

64.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	September 30, 2019		December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(0.67)%	(11.24)%	0.62%	(15.33)%
+200	(0.25)%	(5.23)%	0.52%	(8.02)%
+100	0.01%	(1.76)%	0.24%	(3.03)%
Base	—	—	—	—
-100	(1.14)%	(5.31)%	(0.41)%	(0.46)%

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

65.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30,		As of December 31,
	2019	2018	2018
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$255,905	$241,997	$244,583
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible	(4,066)	(4,919)	(4,706)
Total tangible common equity	$219,679	$204,918	$207,717
Common shares outstanding(1)	11,534,393	11,964,472	11,829,868
Book value per common share	$22.19	$20.23	$20.68
Tangible book value per common share	$19.05	$17.13	$17.56

(1) Excludes the dilutive effect, if any, of 58,844, 90,940 and 100,539 shares of common stock issuable upon exercise of outstanding stock options as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

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

(Continued)

66.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity	$255,905	$244,583
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible	(4,066)	(4,706)
Total tangible common equity	$219,679	$207,717
Tangible Assets
Total assets	$2,326,022	$2,266,970
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible	(4,066)	(4,706)
Total tangible assets	$2,289,796	$2,230,104

Total Shareholders' Equity to Total Assets	11.00%	10.79%
Tangible Common Equity to Tangible Assets	9.59%	9.31%

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

67.

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

68.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(Continued)

69.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2019	902	$30.00	902	495,723
August 1 - 31, 2019	17,536	$29.84	17,536	478,187
September 1 - 30, 2019	10,707	$29.84	10,707	467,480
Total	29,145		29,145

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

GUARANTY BANCSHARES, INC.
(Registrant)

Date: November 7, 2019	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: November 7, 2019	/s/ Clifton A. Payne
Clifton A. Payne

Chief Financial Officer & Director

72.