Form 10-K
period 2019-12-31
GUARANTY BANCSHARES INC /TX/
filed 2020-03-13
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-38087

GUARANTY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1656431
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

16475 Dallas Parkway, Suite 600
Addison, Texas	75001
(Address of principal executive offices)	(Zip code)

(888) 572 - 9881

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Securities	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	GNTY	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Select Market on June 28, 2019, the last day of the Registrant's most recently completed second fiscal quarter, was approximately $251.7 million.

At March 11, 2020, the Company had 11,332,513 outstanding shares of common stock, par value $1.00 per share.

Documents Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

GUARANTY BANCSHARES, INC.

PART I

ITEM 1.  BUSINESS

Our Company

Except where the context otherwise requires or where otherwise indicated, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” the “Company” or “Guaranty” refer to Guaranty Bancshares, Inc. and our wholly-owned banking subsidiary, Guaranty Bank & Trust, N.A. and the terms “Bank” and "Guaranty Bank & Trust" refer to Guaranty Bank & Trust, N.A.

We are a bank holding company, with corporate headquarters in Addison, Texas and operational headquarters in Mount Pleasant, Texas, and additional executive offices in Bryan, Texas. Through our wholly owned subsidiary, Guaranty Bank & Trust, a national banking association, we provide a wide range of relationship-driven commercial and consumer banking, as well as trust and wealth management, products and services that are tailored to meet the needs of small- and medium-sized businesses, professionals and individuals.  The Bank currently operates 31 full service banking locations in East Texas, Central Texas, the Dallas/Fort Worth metropolitan statistical area (MSA) and the Houston MSA.  As of December 31, 2019, we had total assets of $2.32 billion, total net loans of $1.69 billion, total deposits of $1.96 billion and total shareholders’ equity of $261.6 million.

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

Since our initial expansion outside of East Texas in 2013, we have grown our network of banking locations from 18 banking locations in 11 Texas communities to 31 banking locations in 24 Texas communities.

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

Growth and Expansion Strategies

Our strategic plan is to be a leading Texas bank holding company with a commitment to operate as a community bank as we continue to execute our expansion strategy.  Our expansion strategy is to generate shareholder value through the following:

•

Maintain Focus on Organic Growth.  Focusing on organic growth is a strategy that allows us to generate stable funding sources without the non-amortizing goodwill assets and core deposit intangibles that strategic acquisitions might add to our balance sheet.  We believe that core deposits have become significantly more valuable and desirable because the ability to attract core deposits at a low cost has diminished as interest rate competition from bank and non-bank sources has increased and alternative funding sources have become more expensive.  As such, we also believe that our significant core deposit franchise in East Texas provides a stable funding source for meaningful loan growth in existing and new markets.  In addition, we strive to build comprehensive banking relationships with new borrowers through deposit and treasury management products and services.

•

Pursue Strategic Acquisitions.  We intend to continue to grow through strategic acquisitions within our current markets and in other complementary markets, however the culture, economics and location of potential new acquisitions is critical in our decision making. We seek acquisitions that provide meaningful financial benefits through long-term organic growth opportunities and expense reductions, while maintaining our current risk profile.  We believe that many smaller financial institutions will consider us an ideal long-term partner due to our community banking philosophy, commitment to employee stock ownership and our culture of teamwork.

•

Establish De Novo Banking Locations.  We intend to open de novo banking locations in our existing and other attractive markets in Texas to further diversify our banking location network.  In 2019, we opened a de novo banking location in the Galleria area of the Houston market and plan to open a second de novo location in Austin in 2020.

•

Increase Earnings Streams.  We seek to maintain asset quality in a manner that allows us to maintain our current earnings streams, while also providing additional services such as robust treasury management, trust and wealth management and Small Business Association guaranteed loans to our customers in order to augment and diversify our revenue sources. For the year ended December 31, 2019, noninterest income represented approximately $17.0 million, or 17.7%, of our total revenue of $95.8 million (defined as net interest income plus noninterest income).

The charts below illustrate our meaningful asset, loan, deposit and net income growth for the last five years:

Meaningful Growth

Total Assets ***(Dollars in millions)***

$1,683
$1,828
$1,963
$2,267
$2,319
2015
2016
2017
2018
2019

Total Gross Loans ***(Dollars in millions)***

$1,067
$1,244
$1,360
$1,660
$1,706
2015
2016
2017
2018
2019

Total Deposits ***(Dollars in millions)***

$1,466
$1,577
$1,676
$1,871
$1,957
2015
2016
2017
2018
2019

Net Earnings ***(Dollars in millions)***

$10.1
$12.1
$14.4
$20.6
$26.3
2015
2016
2017
2018
2019

Although we are devoting substantial resources in furtherance of our expansion strategy, there are no assurances that we will be able to further implement our expansion strategy or that any of the components of our expansion strategy will be successful.

We believe the following competitive strengths support our growth and expansion strategy:

•

Experienced Executive Management Team.  The Bank has a seasoned and experienced executive management team with more than 295 years of experience in financial services businesses.  Our executive management team has successfully managed profitable organic growth, executed acquisitions, developed a strong credit culture and implemented a relationship-based approach to commercial and consumer banking.  In addition, our executive management team has extensive knowledge of the bank regulatory landscape, significant experience navigating interest rate and credit cycles and a long history of working together.

•

Employee Ownership Mentality.  As of December 31, 2019, our Company only directors, our executive officers and our employee stock ownership plan, or KSOP, as a group, beneficially owned approximately 30.2% of our outstanding shares of common stock.  Our KSOP owned 10.6% of our outstanding shares.  Many of our employees’ interests in the KSOP represent material portions of their net worth, particularly our long-tenured employees.  We believe that the KSOP’s material ownership position promotes an owner-operator mentality among our employees, from senior officers to entry-level employees, which we believe enhances our employees’ dedication to our organization and the execution of our strategy.

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

•

Stable and Growing Core Deposit Base.  We believe our traditional East Texas market provides a historically stable source of core deposits that has become a greater source of funding as interest rates have increased and core deposits have become more difficult and more expensive to attract, especially in more competitive markets. As we enter new markets, we believe that our stable core deposit base enhances our ability to pursue loans in large, high growth markets and to fund other revenue sources such as our warehouse lending division.

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

Investments

We manage our investment portfolio primarily for liquidity purposes, with a secondary focus on returns. We separate our portfolio into two categories: (1) short-term investments with maturities less than one year, including federal funds sold; and (2) investments with maturities exceeding one year (the current duration is approximately 3.5 years), all of which are classified as either available-for-sale or held-to-maturity and can be used for pledging on public deposits, selling under repurchase agreements and meeting unforeseen liquidity needs.  We regularly evaluate the composition of this category as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.

Our Markets

We consider our current market regions to be East Texas, Central Texas, the Dallas/Fort Worth MSA and the Houston MSA. We serve these communities from our corporate headquarters in Addison, Texas, our operational headquarters in Mount Pleasant, Texas and through a network of 15 banking locations within East Texas, four banking locations in Central Texas, seven banking locations in the Dallas/Fort Worth metroplex and five banking locations in the Houston metroplex.  As part of our strategic plan, we intend to further diversify our markets through entry into other large metropolitan markets in Texas and/or continued expansion in our existing newer markets.

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

Our Employees

As of December 31, 2019, we employed 467 full-time equivalent persons. We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relations with our employees to be good.

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

Financial Services Industry Reform.  In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was enacted.  The Dodd-Frank Act broadly affected the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector.

In addition, the Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters affecting publicly-traded companies.  However, the Jumpstart our Business Startups Act of 2012, or JOBS Act, provided certain exceptions to these requirements for so long as a publicly-traded company qualifies as an emerging growth company. In 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or EGRRCPA, revised certain aspects of the Dodd-Frank Act. Among other things, EGRRCPA exempts banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading and clarifies definitions pertaining to HVCRE, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings.  Further changes effected by the passage of EGRRCPA are discussed below.

Revised Rules on Regulatory Capital.  Regulatory capital rules pursuant to the Basel III requirements, released in July 2013 and effective January 1, 2015, implemented higher minimum capital requirements for bank holding companies and banks.  These rules include a new common equity Tier 1, or CET1, capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  The revised capital rules require banks and bank holding companies to maintain a minimum CET1 capital ratio of 4.5% of risk-based assets, a total Tier 1 capital ratio of 6.0% of risk-based assets, a total capital ratio of 8.0% of risk-based assets and a leverage ratio of 4.0% of average assets.

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

The EGRRCPA directed the federal banking agencies to develop a new, optional capital ratio for use by eligible community banks. Effective January 1, 2020, certain banks and their holding companies that satisfy the definition of a qualifying community banking organization, or QCBO, have the option to elect out of complying with the Basel III Capital Rules and to instead comply with the community bank leverage ratio, or CBLR, of 9%.

A QCBO is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

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

The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with Reporting Instructions and less intangible assets and deferred tax assets deducted from CBLR tangible equity.  At this time, the Company and the Bank have not elected to comply with the community bank leverage ratio framework, but the Company and the Bank will continue to consider making such election in the future.

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

Control Acquisitions.  Federal and state laws, including the BHC Act and the Change in Bank Control Act, or CBCA, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company.  Whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment.  As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25.0% or more of any class of voting securities.  Subject to rebuttal, an investor is presumed to control a depository institution or other company if the investor owns or controls 10.0% or more of any class of voting securities and either the depository institution or company is a public company or no other person will hold a greater percentage of that class of voting securities after the acquisition.  If an investor’s ownership of our voting securities were to exceed certain thresholds, the investor could be deemed to “control” us for regulatory purposes, which could subject such investor to regulatory filings or other regulatory consequences.  The requirements of the BHC Act and the CBCA could limit our access to capital and could limit parties who could acquire shares of our common stock.

Regulatory Restrictions on Dividends; Source of Strength.  Guaranty Bancshares, Inc. is regarded as a legal entity separate and distinct from Guaranty Bank & Trust.  The principal source of the Company’s revenues is dividends received from Guaranty Bank & Trust.  Federal law currently imposes limitations upon certain capital distributions by national banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.  The Federal Reserve and OCC regulate all capital distributions by the Bank directly or indirectly to the Company, including dividend payments.  The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios.  Accordingly, we should not pay cash dividends that exceed our net income in any year or that can only be funded in ways that weaken our financial strength, including by borrowing money to pay dividends.

Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of their banking subsidiaries, and the Dodd-Frank Act codified this policy as a statutory requirement.  Under this requirement, the Company is expected to commit resources to support Guaranty Bank & Trust, including at times when we may not be in a financial position to provide such resources.  Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks.  As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary.  If the capital of Guaranty Bank & Trust were to become impaired, the Federal Reserve could assess the Company for the deficiency.  If the Company failed to pay the assessment within three months, the Federal Reserve could order the sale of the Company’s stock in Guaranty Bank & Trust to cover the deficiency.

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

Scope of Permissible Activities.  Under the BHC Act, the Company is prohibited from acquiring a direct or indirect interest in or control of more than 5.0% of the voting shares of any company that is not a bank or financial holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks, except that the Company may engage in, directly or indirectly, and may own shares of companies engaged in certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.  These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage and investment advisory services.  In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999, effective March 11, 2000, or the GLB Act, amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers.  The GLB Act permitted bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  The GLB Act defines “financial in nature” to include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking.  No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.  We currently have no plans to make a financial holding company election, although we may make a financial holding company election in the future if we desire to engage in any lines of business that are impermissible for bank holding companies but permissible for financial holding companies.

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

Corrective Measures for Capital Deficiencies.  The federal banking regulators are required by the Federal Deposit Insurance Act, or FDI Act, to take “prompt corrective action” with respect to capital-deficient institutions that are FDIC-insured.  Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  Under the revised capital rules, which became effective on January 1, 2015, a “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher, a Tier 1 risk-based capital ratio of 8.0% or higher, a leverage ratio of 5.0% or higher, a CET1 capital ratio of 6.5% or higher, and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.  An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher, a Tier 1 risk-based capital ratio of 6.0% or higher, a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth), a CET1 capital ratio of 4.5% or higher, and does not meet the criteria for a well-capitalized bank.  A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.

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

Restrictions on Transactions with Affiliates and Insiders.  Transactions between the Bank and its nonbanking subsidiaries and/or affiliates, including the Company, are subject to Section 23A and 23B of the Federal Reserve Act and Regulation.

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

Restrictions on Distribution of Bank Dividends and Assets.  Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be our principal source of operating funds.  Earnings and capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank.  In general terms, federal law provides that the Bank’s board of directors may, from time to time and as it deems expedient, declare a dividend out of its net profits.  Generally, the total of all dividends declared in a year shall not, unless approved by the OCC, exceed the net profits of that year combined with its net profits of the past two years.  At December 31, 2019, the Bank had $18.5 million available for payment of dividends.

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

Audit Reports.  For insured institutions with total assets of $1.0 billion or more, requirements include financial statements prepared in accordance with GAAP, management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted.  For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements.  FDICIA requires that the Bank have an independent audit committee, consisting of outside directors who are independent of management of the Bank.  The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.  The Bank’s audit committee consists entirely of independent directors.

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

Brokered Deposit Restrictions.  Insured depository institutions that are categorized as adequately capitalized institutions under the FDI Act and corresponding federal regulations cannot accept, renew or roll over brokered deposits, without receiving a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits.  The EGRRCPA exempted reciprocal deposits from the definition of brokered deposits.  Insured depository institutions that are categorized as undercapitalized capitalized institutions under the FDI Act and corresponding federal regulations may not accept, renew, or roll over brokered deposits.  The Bank is not currently subject to such restrictions.

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

Community Reinvestment Act.  The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks.  These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its assessment area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank.  The Financial Institution Reform Recovery and Enforcement Act, or FIRREA, requires federal banking agencies to make public a rating of a bank’s performance under the CRA.  In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company.  An unsatisfactory CRA record could substantially delay approval or result in denial of an application.  The Bank received a “satisfactory” rating in its most recent CRA examination.

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

Mortgage Lending Rules.  The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay.  Under the Dodd-Frank Act and related rules, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan.  The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.”  The rules define “qualified mortgages,” imposing both underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43.0% - and limits on the terms of their loans.  Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.  EGRRCPA, among other matters, expanded the definition of qualified mortgages for banks with less than $10 billion in assets.

Anti-Money Laundering and OFAC.  Under federal law, including the Bank Secrecy Act, or BSA, and the USA PATRIOT Act of 2001, certain financial institutions, such as the Bank, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated BSA officer; an ongoing employee training program; and testing of the program by an independent audit function.  Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification especially in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions.  The Financial Crimes Enforcement Network, or FinCEN, issued final rules under the BSA in July 2016 that clarify and strengthen the due diligence requirements for banks with regard to their customers.

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

As a business operating in the financial services industry, adverse conditions in the general business or economic environment could adversely affect our business, financial condition and results of operations in the future.

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States.  Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S.  In addition, economic conditions in foreign countries, including global political hostilities or public health outbreaks and uncertainty over the stability of foreign currency, could affect the stability of global financial markets, which could hinder domestic economic growth.  The current economic environment is characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio and we are unable to predict changes in market interest rates.  In addition, financial institutions in Texas can be affected by volatility with the oil and gas industry and significant decreases in energy prices.  Although we do not have material direct exposure to the oil and gas industry, we retain some indirect exposure, as some of our customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices.

Moreover, our business could be adversely affected by the effects of a widespread outbreak of disease pandemics, including the recent outbreak of a novel coronavirus first identified in China which the Centers for Disease Control and Prevention has advised may spread significantly in the United States.  Any outbreak of disease pandemics and other adverse public health developments could have an adverse effect on our business operations.  A significant outbreak of disease pandemics or other adverse public health developments in the population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers' businesses and results of operations.  All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies.  Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control.  Adverse economic conditions and government responses to such conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We focus our business development and marketing strategy primarily on small- to medium-sized businesses.  As of December 31, 2019, we had approximately $1.06 billion of loans to businesses, which represents approximately 62.1% of our total loan portfolio.  Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan.  In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan.  If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.

Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2019, approximately $905.3 million, or 53.1%, of our total loans were nonresidential real estate loans (including owner occupied commercial real estate loans), which included approximately $280.5 million, or 16.4%, of our total loans, that were construction and land development loans.  These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service.  The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions.  These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values.  Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers.  Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2019, approximately $1.35 billion, or 79.4%, of our total loans were loans with real estate as a primary or secondary component of collateral.  Real estate values in many Texas markets have experienced periods of fluctuation over the last five years.  The market value of real estate can fluctuate significantly in a short period of time.  As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations.  Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.  Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans.  Such declines and losses would have an adverse effect on our business, financial condition and results of operations.  If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which would adversely affect our business, financial condition and results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property.  However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made.  As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property.  In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments.  If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments.  This could have an adverse effect on our business, financial condition or results of operations.  As of December 31, 2019, we held OREO and repossessed property and equipment that was valued at $603,000 and $391,000, respectively.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate.  As of December 31, 2019, we held approximately $603,000 in OREO in a special purpose subsidiary that is currently marketed for sale.  The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters.  Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2019, approximately $279.6 million, or 16.4%, of our total loans were commercial loans to businesses.  In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal.  These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis.  Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower.  The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk.  In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy prices.  Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans.  Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio.  As of December 31, 2019, our allowance for loan losses totaled $16.2 million, which represents approximately 0.95% of our total loans.  The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral.  The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses.  In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination.  Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses.  Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards.  The Financial Accounting Standards Board recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which became applicable to us on January 1, 2020.  CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date.  Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes.  Accordingly, the CECL model requires many financial institutions like the Bank to increase their allowances for loan losses.  Our adjustment to the allowance for credit losses at the transition date may vary from our estimate due to refinements in the loss estimation models or factors.  Increases in our level of allowance for loan losses for any reason, including the impact of CECL, could adversely affect our business, financial condition and results of operations.

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

Historically, we have earned income by originating mortgage loans for sale in the secondary market.  A historical focus of our loan origination and sales activities has been to enter into formal commitments and informal agreements with larger banking companies and mortgage investors.  Under these arrangements, we originate single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding.  For the years ended December 31, 2019 and 2018, we earned approximately $2.9 million and $2.3 million, respectively, from these activities.  However, in the recent past, disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Fannie Mae and Federal Home Loan Mortgage Corporation, or Freddie Mac, loans.  The effects of these disruptions in the secondary market for residential mortgage loans may reappear.

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

Our most important source of funds is deposits.  As of December 31, 2019, approximately $1.43 billion, or 73.1%, of our total deposits were demand, savings and money market accounts.  Historically our savings, money market deposit accounts and demand accounts have been stable sources of funds.  However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

The $515.3 million remaining balance of deposits consisted of certificates of deposit, of which $440.6 million, or 22.5% of our total deposits, were due to mature within one year.  Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates.  These customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives.  If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

As of December 31, 2019, $251.7 million, or approximately 12.9%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds.  These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures.  Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations.  We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources.  Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates.  Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings.  We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa.  In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings.  The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.  Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets.  As of December 31, 2019, approximately 49.3% of our interest-earning assets and approximately 45.2% of our interest-bearing liabilities had a variable rate.  Our interest rate sensitivity profile was asset sensitive as of December 31, 2019, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

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

We may be adversely affected by changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, for our variable rate loans, derivative contracts and other financial assets and liabilities.

Our balance sheet includes certain assets and liabilities which are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The U.K. Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. It is expected that a transition away from the widespread use of LIBOR to alternative rates is likely to occur during the next several years.

The impact of these developments on our business and financial results is not yet known. The transition from LIBOR may cause us to incur increased costs and additional risk. Uncertainty as to the nature of alternative reference rates and as to potential changes in or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans originated prior to 2021. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently, which may affect our net interest income, change our market risk profile and require changes to our risk, pricing and hedging strategies. Any failure to adequately manage this transition could adversely impact our reputation.

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of our primary markets, and adverse economic conditions in these markets could negatively impact our operations and customers.

Our business, financial condition and results of operations are affected by changes in the economic conditions of our primary markets of East Texas, Central Texas, Houston MSA and the Dallas/Fort Worth MSA.  Our success depends to a significant extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in our primary markets.  Economic conditions within our primary markets, and the state of Texas in general, are influenced by the energy sector generally and the price of oil and gas specifically.  Although our customers’ business and financial interests may extend well beyond our primary markets, adverse conditions that affect our primary markets, including future declines in oil prices, could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying our loans, affect our ability to attract deposits and generally affect our business, financial condition, results of operations and future prospects.  Due to our geographic concentration within our primary markets, we may be less able than other larger regional or national financial institutions to diversify our credit risks across multiple markets.

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

As a community bank, our reputation within the communities we serve is critical to our success.  We believe we have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and by being active members of the communities we serve.  As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers.  If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and results of operations could be adversely affected.  Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our expansion strategy, which could further adversely affect our business, financial condition and results of operations.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant majority of our total assets in loans (our loan to asset ratio was 73.6% as of December 31, 2019), we invest a percentage of our total assets (15.9% as of December 31, 2019) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements.  As of December 31, 2019, the fair value of our available for sale investment securities portfolio was $212.7 million, which included a net unrealized gain of $2.5 million.  Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio.  For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise.  Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets.  Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses.  The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

Our goodwill impairment test involves a two-step process.  Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill.  If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  As of December 31, 2019, our goodwill totaled $32.2 million.  While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

We are subject to stringent capital requirements, which may result in lower returns on equity, require the raising of additional capital, limit our ability to repurchase shares or pay dividends and discretionary bonuses, or result in regulatory action.

The Dodd-Frank Act required the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank and savings and loan holding companies, referred to herein as the Basel III capital rules.  See the section in Item 1 of this Annual Report on Form 10-K captioned “Supervision and Regulation — Guaranty Bancshares, Inc. — Revised Rules on Regulatory Capital.”

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has in recent years increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions.  If recent increases in premiums are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required.  Further, if there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay higher FDIC premiums.  Our FDIC insurance related costs were $173,000 for the year ended December 31, 2019, compared to $625,000 for the year ended December 31, 2018, reflecting the receipt of a credit in 2019.  Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios.  This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending.  Based on our commercial real estate concentration as of December 31, 2019, we believe that we are operating within the guidelines.  However, increases in our commercial real estate lending, particularly as we expand into metropolitans markets and make more of these loans, could subject us to additional supervisory analysis.  We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio.  Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

As of December 31, 2019, our Company only directors and executive officers beneficially owned an aggregate of 2,723,804 shares, or approximately 23.4%, of our issued and outstanding shares of common stock, including 308,396 shares that are held by our KSOP and allocated to the accounts of our named executive officers.  As of December 31, 2019, our KSOP owned an aggregate of 1,224,697 shares, or approximately 10.6% of our issued and outstanding shares.  A committee consisting of four independent directors of the Company, which we refer to herein as the KSOP Committee, currently serves as trustee of the KSOP.  Each KSOP participant will have the right to vote the shares allocated to such participant’s account on all matters requiring a vote of our shareholders, but the KSOP committee, as trustee of the KSOP, retains sole voting power over all shares held by the KSOP that are not allocated to participants’ accounts and all shares for which they have received no voting instructions from the participant.  As of December 31, 2019, there were no shares owned by our KSOP that were unallocated to participants’ accounts.

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

In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us.  As of December 31, 2019, we had a senior, unsecured line of credit with an available balance of $25.0 million, but no amounts advanced, we had $500,000 of subordinated debt obligations and approximately $10.3 million of junior subordinated debentures issued to statutory trusts that, in turn, issued $10.0 million of trust preferred securities.  Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us.  Our debt obligations are senior to our shares of common stock.  As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock.  In the event of our bankruptcy, dissolution or liquidation, these existing and any future debt obligations must be satisfied in full before any distributions can be made to the holders of our common stock.  We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock.  To the extent that we issue additional debt obligations or junior subordinated debentures, the additional debt obligations or additional junior subordinated debentures will be senior to our shares of common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our amended and restated certificate of formation authorizes us to issue up to 15,000,000 shares of one or more series of preferred stock.  Our board of directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders.  Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock.  The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

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

Our primary asset is Guaranty Bank & Trust.  As such, the Company depends upon the Bank for cash distributions (through dividends on the Bank’s common stock) that the Company uses to pay its operating expenses, satisfy its obligations (including its junior subordinated debentures and other debt obligations) and to pay dividends on the Company’s common stock.  Federal statutes, regulations and policies restrict the Bank’s ability to make cash distributions to the Company.  These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend.  Further, the OCC has the ability to restrict the Bank’s payment of dividends by supervisory action.  If the Bank is unable to pay dividends to the Company, we will not be able to satisfy our obligations or pay dividends on our common stock.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

We anticipate that dividends will be declared and paid in the month following the end of each calendar quarter, and we anticipate paying a quarterly dividend on our common stock in an amount equal to approximately 25.0% to 30.0% of our net income for the immediately preceding quarter.  However, holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for such payments.  Any declaration and payment of dividends on common stock will depend upon the ability of the Bank to make cash distributions to the Company, our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by our board of directors.  Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends, if any, paid to our common shareholders.

The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital.  The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on the junior subordinated debentures underlying our trust preferred securities and our other debt obligations.  If required payments on our outstanding junior subordinated debentures, held by our unconsolidated subsidiary trusts, or our other debt obligations, are not made or are deferred, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank currently operates 31 banking locations, all of which are located in Texas.  Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas 75001.  The Bank currently operates banking locations in the following Texas locations: Austin, Bogata, Bryan, College Station (two locations), Commerce, Conroe, Dallas (two locations), Denton (two locations), Fort Worth, Hallsville, Houston (four locations), Longview, Mount Pleasant (two locations), Mount Vernon, New Boston, Paris (two locations), Pittsburg, Rockwall, Royse City, Sulphur Springs, and Texarkana (three locations).

As of December 31, 2019, we owned 21 of our branch locations, had one location in which we owned the building and had a long-term land lease on the real property associated with the branch, and leased the remaining nine locations.  The terms of our leases generally range from one to 15 years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal.  We believe that the nine leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing.  We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

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

As of March 11, 2020, there were 385 holders of record of our common stock.  The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the SNL Bank Index for banks with $1.0 billion to $5.0 billion in total assets for the period beginning on May 9, 2017, the first day of trading of our common stock on the NASDAQ Global Select Market through December 31, 2019. The following assumes $100 invested on May 9, 2017 in our common stock at our initial public offering price of $27.00 per share, otherwise reflects our stock and the S&P 500 and SNL Bank $1.0 to $5.0 Billion Index values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
140.00
130.00
120.00
110.00
100.00
90.00
5/9/2017
12/31/2017
12/31/2018
12/31/2019
Guaranty Bancshares, Inc.
S&P 500 Index
SNL Bank $1B-$5B Index

	May 9, 2017	December 31, 2017	December 31, 2018	December 31, 2019
Guaranty Bancshares, Inc.	$100.00	$114.98	$114.01	$128.63
S&P 500 Index	100.00	113.05	108.09	142.12
SNL Bank $1B - $5B Index	100.00	107.19	93.91	114.16

Source: S&P Global Market Intelligence

Stock Repurchases

In June 2018, the Company announced the adoption of a stock repurchase program that authorized the repurchase of up to 500,000 shares of the Company’s common stock.  On June 13, 2019, the Company announced the termination of that stock repurchase program after the repurchase of 384,588 shares and the adoption of a new stock repurchase program, which authorized the repurchase of an additional 500,000 shares of the Company common stock, or approximately 4.0% of the outstanding common shares at that time.  The stock repurchase program will be effective until the earlier of June 13, 2021 or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors.  The repurchase plan permits shares to be acquired from time to time in the open market or negotiated transactions at prices management considers to be attractive and in the best interest of both Guaranty and its shareholders, subject to compliance with applicable laws and regulations, general market and economic conditions, the financial and regulatory condition of Guaranty, liquidity and other factors.  All repurchases shown in the table below were made pursuant to these stock repurchase programs in open market purchases, privately negotiated transactions or other means:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2019	2,450	$30.00	2,450	465,030
November 2019	—	$—	—	465,030
December 2019	—	$—	—	465,030
Total	2,450		2,450

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

The following tables set forth certain of our summary historical consolidated financial information for each of the periods indicated. The historical information as of and for the years ended December 31, 2019 and 2018 has been derived from our audited consolidated financial statements included elsewhere in this Form 10-K, and the selected historical consolidated financial information as of and for the years ended December 31, 2017, 2016 and 2015 has been derived from our audited consolidated financial statements not appearing in this Form 10-K. The historical results set forth below are not necessarily indicative of our future performance.

You should read the following together with the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

(Dollars in Thousands, except Per Share Amounts)
	As of December 31,
	2019	2018	2017	2016	2015
Selected Period End Balance Sheet Data:
Total assets	$2,318,444	$2,266,970	$1,962,624	$1,828,336	$1,682,640
Cash and cash equivalents	90,714	71,510	91,428	127,543	111,379
Securities available for sale	212,716	232,975	232,372	156,925	272,944
Securities held to maturity	155,458	163,164	174,684	189,371	125,031
Loans held for sale	2,368	1,795	1,896	2,563	3,867
Loans held for investment	1,706,395	1,659,535	1,359,544	1,243,925	1,067,377
Allowance for loan losses	16,202	14,651	12,859	11,484	9,263
Goodwill	32,160	32,160	18,742	18,742	18,601
Core deposit intangibles, net	3,853	4,706	2,724	3,308	3,846
Noninterest-bearing deposits	525,865	489,789	410,009	358,752	325,556
Interest-bearing deposits	1,430,939	1,381,691	1,266,311	1,218,039	1,140,641
Total deposits	1,956,804	1,871,480	1,676,320	1,576,791	1,466,197
Federal Home Loan Bank advances	55,118	115,136	45,153	55,170	21,342
Subordinated debentures	10,810	12,810	13,810	19,310	21,310
Other debt	—	—	—	18,286	18,000
KSOP-owned shares	—	—	—	31,661	35,384
Total shareholders’ equity less KSOP-owned shares	261,551	244,583	207,345	110,253	102,352
Pro forma total shareholders’ equity(1)	261,551	244,583	207,345	141,914	137,736

	As of and for the Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Income Statement Data:
Net interest income	$78,870	$68,916	$59,630	$53,840	$47,759
Provision for loan losses	1,250	2,250	2,850	3,640	2,175
Net interest income after provision for loan losses	77,620	66,666	56,780	50,200	45,584
Noninterest income	16,962	15,303	14,279	13,016	11,483
Noninterest expense	62,525	56,774	48,382	46,380	42,594
Net realized (loss) gain on sale of securities	(22)	(50)	167	82	77
Income before income tax	32,057	25,195	22,677	16,836	14,473
Income tax expense	5,778	4,599	8,238	4,715	4,362
Net earnings	26,279	20,596	14,439	12,121	10,111
Dividends paid to common shareholders	8,128	7,031	5,562	4,615	4,526

	As of and for the Years Ended December 31,
	2019	2018	2017	2016	2015
Per Share Data:
Earnings per common share, basic	$2.26	$1.78	$1.41	$1.35	$1.15
Earnings per common share, diluted	2.25	1.77	1.40	1.35	1.15
Book value per common share(2)	22.65	20.68	18.75	16.22	15.47
Tangible book value per common share(2)(3)	19.53	17.56	16.81	13.70	12.95
Weighted average common shares outstanding, basic, in thousands	11,639,000	11,563,000	10,231,000	8,968,000	8,796,000
Weighted average common shares outstanding, diluted, in thousands	11,705,000	11,654,000	10,313,000	8,976,000	8,802,000

	As of December 31,
	2019	2018	2017	2016	2015
Summary Performance Ratios:
Return on average assets(4)(5)	1.13%	0.97%	0.76%	0.68%	0.65%
Return on average equity(2)(4)(5)	10.37	9.03	7.78	8.34	7.44
Net interest margin(6)	3.68	3.49	3.38	3.27	3.33
Efficiency ratio(7)	65.23	67.37	65.61	69.46	71.99
Loans to deposits ratio(8)	87.20	88.68	81.10	78.89	72.80
Noninterest income to average assets(4)	0.73	0.72	0.75	0.73	0.74
Noninterest expense to average assets(4)	2.70	2.67	2.55	2.61	2.75
Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.53%	0.34%	0.44%	0.53%	0.25%
Nonperforming loans to total loans(8)	0.66	0.35	0.29	0.35	0.23
Allowance for loan losses to nonperforming loans	143.86	248.70	321.15	260.47	381.04
Allowance for loan losses to total loans(8)	0.95	0.88	0.95	0.92	0.87
Net (recoveries) charge-offs to average loans outstanding(9)	(0.02)	0.03	0.11	0.12	0.06
Capital Ratios:
Total shareholders’ equity to total assets	11.28%	10.79%	10.56%	7.76%	8.19%
Tangible common equity to tangible assets(10)	9.88	9.31	9.58	6.64	6.94
Common equity tier 1 capital (CET1) to risk-weighted assets	11.90	11.88	12.61	9.28	10.43
Tier 1 capital to average assets(4)	10.25	10.16	10.53	7.71	8.33
Tier 1 capital to risk-weighted assets	12.44	12.44	13.29	10.03	11.30
Total capital to risk-weighted assets	13.70	13.25	14.13	10.86	12.08

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

(2)	Book value per common share and tangible book value per common share calculations reflect the Company’s pro forma total shareholders’ equity.
(3)

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

(4)

We calculate our average assets and average equity for a period by dividing the period end balances of our total assets or total shareholders’ equity, as the case may be, by the number of months in the period.

(5)

We have calculated our return on average assets and return on average equity for a period by dividing net earnings for that period by our average assets and average equity, as the case may be, for that period.

(6)	Net interest margin represents net interest income divided by average interest-earning assets.
(7)	The efficiency ratio was calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding securities losses or gains. Taxes are not part of this calculation.
(8)	Excludes loans held for sale of $2.4 million, $1.8 million, $1.9 million, $2.6 million, and $3.9 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
(9)

Includes average outstanding balances of loans held for sale of $2.7 million, $1.7 million, $1.7 million, $3.0 million, and $4.4 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(10)

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
•

natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or public health outbreaks (such as coronavirus) or other international or domestic calamities, and other matters beyond our control; and

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

Acquisitions

The comparability of our consolidated results of operations for the year ended December 31, 2019 to the year ended December 31, 2018 is affected by the acquisition of Westbound Bank on June 1, 2018.  Therefore, the results of the acquired operations of Westbound Bank were included in our results of operations during all of 2019 and for a portion of 2018.

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral.  Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price.  At December 31, 2019 and 2018, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

Performance Summary for the Years Ended December 31, 2019 and 2018

Net earnings were $26.3 million for the year ended December 31, 2019, as compared to $20.6 million for the year ended December 31, 2018. This performance resulted in basic earnings per share of $2.26 for the year ended December 31, 2019 as compared to $1.78 for the year ended December 31, 2018. The increase in net earnings over this period was primarily the result of a full year of earnings from the acquisition of Westbound Bank on June 1, 2018, the continued maturity of the de novo locations in both the Central Texas and Dallas/Fort Worth MSA markets and a 19 basis point increase in our fully tax equivalent net interest margin from 3.50% in 2018 to 3.69% in 2019. The increase in earnings per share over this period was due to the 27.6% increase in net earnings compared to a 6.6% increase in the weighted average shares outstanding, and was impacted by the repurchase of 352,036 shares of common stock during the year ended December 31, 2019.

Our return on average assets was 1.13% for the year ended December 31, 2019, as compared to 0.97% for the year ended December 31, 2018. Our return on average equity was 10.37% for the year ended December 31, 2019, as compared to 9.03% for the year ended December 31, 2018. The increase in our return on average assets was primarily due to an increase in net earnings of 27.6%, relative to a smaller increase of 9.0% for total average assets.  The increase in the return on average equity was primarily due to an increase in net earnings of 27.6%, relative to a smaller increase in average shareholder's equity of 11.2%.

Our fully tax equivalent net interest margin was 3.69% for the year ended December 31, 2019 and 3.50% for the year ended December 31, 2018. Our net interest margin increased as a result of improvements in loan yields by an average of 33 basis points during the year, compared to smaller increases in the interest rates paid on deposit accounts, which increased by an average of 20 basis points. Our efficiency ratio was 65.23% for the year ended December 31, 2019, as compared to 67.37% for the year ended December 31, 2018. The improvement in our efficiency ratio for 2019 is largely attributable to the increase in our interest margin during the period. Non-interest expense increased by 10.1%, while applicable elements of non-interest income increased by 10.8%, during 2019.

Our total assets increased $52.0 million, or 2.3%, to $2.32 billion as of December 31, 2019, compared to $2.27 billion as of December 31, 2018.  Total loans increased $45.4 million, or 2.8%, to $1.69 billion as of December 31, 2019, compared to $1.65 billion as of December 31, 2018.  The increase in our total assets and total loans is primarily the result of organic loan growth in 2019.  Total shareholders’ equity increased $17.0 million, or 6.9%, to $261.6 million as of December 31, 2019, compared to $244.6 million as of December 31, 2018. The increase in shareholders' equity was due primarily to the 27.6% increase in net earnings in 2019, an increase in total other comprehensive income of $9.9 million, or 389.1%, and partially offset by the repurchase of common stock and payment of dividends during 2019.

Results of Operations for the Years Ended December 31, 2019 and 2018

A discussion regarding our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found under “Item 7.  Management's Discussion and Analysis of Financial Condition and Result of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at investors.gnty.com.

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

Net interest income, before the provision for loan losses, was $78.9 million compared to $68.9 million for the years ended December 31, 2019 and 2018, respectively, an increase of $10.0 million, or 14.4%.  The increase in net interest income was comprised of a $14.1 million, or 15.9%, increase in interest income offset by a $4.1 million, or 21.2%, increase in interest expense.  The change in interest income was primarily attributable to a $164.3 million, or 10.8%, increase in average loans outstanding for the year ended December 31, 2019, compared to the year ended December 31, 2018, further improved by a 33 basis point increase in the average yield on total loans.  The increase in average loans outstanding was primarily due to organic growth in all of our markets and continuing maturity of de novo and acquired locations in the Dallas/Fort Worth metroplex and Central Texas markets.  The $4.1 million increase in interest expense for the year ended December 31, 2019 was primarily related to a $135.5 million, or 10.2%, increase in average interest-bearing deposits, which also had an average rate increase of 20 basis points over the same period in 2018.  The majority of the average deposit balance increase was due to organic growth, primarily in savings accounts, certificates and other time deposits, driven in part by favorable rates that were offered in our Central Texas, Houston and Dallas/Fort Worth metroplex markets as well as an additional six months of interest expense from the $181.4 million of deposits that were acquired from Westbound Bank in June of 2018.  For the year ended December 31, 2019, net interest margin and net interest spread were 3.68% (3.69% fully tax equivalent) and 3.25%, respectively, compared to 3.49% (3.50% fully tax equivalent) and 3.13% for the same period in 2018, which reflects the increases in interest income discussed above relative to the increases in interest expense.

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2019 and 2018, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For The Years Ended December 31,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earnings assets:
Total loans(1)	$1,689,108	$90,980	5.39%	$1,524,792	$77,170	5.06%
Securities available for sale	229,351	5,715	2.49	236,799	5,927	2.50
Securities held to maturity	159,104	4,031	2.53	167,919	4,160	2.48
Nonmarketable equity securities	11,343	640	5.64	9,625	432	4.49
Interest-bearing deposits in other banks	53,783	1,195	2.22	35,521	769	2.16
Total interest-earning assets	2,142,689	102,561	4.79	1,974,656	88,458	4.48
Allowance for loan losses	(15,692)			(13,825)
Noninterest-earning assets	191,942			167,734
Total assets	$2,318,939			$2,128,565
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,460,215	$21,611	1.48%	$1,324,744	$16,941	1.28%
Advances from FHLB and fed funds purchased	58,070	1,389	2.39	94,338	1,865	1.98
Subordinated debentures	11,905	655	5.50	13,309	687	5.16
Securities sold under agreements to repurchase	10,901	36	0.33	12,796	49	0.38
Total interest-bearing liabilities	1,541,091	23,691	1.54	1,445,187	19,542	1.35
Noninterest-bearing liabilities:
Noninterest-bearing deposits	500,895			446,560
Accrued interest and other liabilities	23,430			8,754
Total noninterest-bearing liabilities	524,325			455,314
Shareholders’ equity	253,523			228,064
Total liabilities and shareholders’ equity	$2,318,939			$2,128,565
Net interest rate spread(2)			3.25%			3.13%
Net interest income		$78,870			$68,916
Net interest margin(3)			3.68%			3.49%

(1) Includes average outstanding balances of loans held for sale of $2.7 million and $1.7 million for the twelve months ended December 31, 2019 and 2018, respectively.
(2) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3) Net interest margin is equal to net interest income divided by average interest-earning assets, annualized. Net interest margin on a taxable equivalent basis was 3.69% and 3.50% for the years ended December 31, 2019 and 2018, respectively, using a marginal tax rate of 21%.

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

	For the Year Ended December 31, 2019 vs. 2018
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$8,314	$5,496	$13,810
Securities available for sale	(186)	(26)	(212)
Securities held to maturity	(219)	90	(129)
Nonmarketable equity securities	77	131	208
Interest-earning deposits in other banks	394	32	426
Total increase in interest income	$8,380	$5,723	$14,103

Interest-bearing liabilities:
Interest-bearing deposits	$1,734	$2,936	$4,670
Advances from FHLB and fed funds purchased	(718)	242	(476)
Subordinated debentures	(72)	40	(32)
Securities sold under agreements to repurchase	(7)	(6)	(13)
Total increase in interest expense	937	3,212	4,149
Increase in net interest income	$7,443	$2,511	$9,954

Provision for Loan Losses

The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “— Financial Condition—Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2019 was $1.3 million compared to $2.3 million for the year ended December 31, 2018.  As of December 31, 2019 and 2018, our allowance for loan and lease losses was $16.2 million and $14.7 million, respectively, which were comprised of general allowance reserves of $14.6 million and $14.2 million, respectively, with specific reserves allocated to cover classified and problem loans of $1.6 million and $493,000, respectively.  The decrease in provision expense was primarily due to lower net charge-offs during 2019, resulting partially from a $487,000 recovery during the third quarter of 2019, and loan growth at a slower rate during 2019 than during 2018.  As of December 31, 2019, there was $8.3 million in loan balances past due 30 or more days and $11.3 million in loan balances for nonperforming (nonaccrual) loans, compared to $15.0 million and $5.9 million, respectively, for the year ended December 31, 2018.  The increase in non-accrual loans from the prior period is partially due to two loan relationships, consisting of three loans that had an outstanding book balance of $5.6 million as of December 31, 2019.  These three loans were acquired from Westbound Bank and have a 75% SBA guarantee.  The remaining $5.7 million in non-accrual loans as of December 31, 2019 consisted primarily of smaller dollar, first lien residential home loans and included one loan relationship with an outstanding balance of $1.3 million as of December 31, 2019.

Net recoveries for the year ended December 31, 2019 totaled $301,000, compared to net charge-offs of $458,000 for the same period in 2018.  The net recoveries during 2019 resulted primarily from a recovery of $487,000 from proceeds of a life insurance policy that collateralized a loan that was charged off several years ago.  Without this one recovery, net charge-offs for 2019 would have been $186,000.  This decrease in net charge-offs was primarily due to fewer charge-offs of commercial and industrial loans and consumer loans during 2019.

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

For the year ended December 31, 2019, noninterest income totaled $17.0 million, an increase of $1.7 million, or 10.8%, compared to $15.3 million for the year ended December 31, 2018. The following table presents, for the periods indicated, the major categories of noninterest income:

	For The Year Ended December 31,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,715	$3,600	$115
Merchant and debit card fees	4,264	3,642	622
Fiduciary income	1,760	1,587	173
Gain on sales of loans	2,850	2,308	542
Bank-owned life insurance income	774	570	204
Loss on sales of investment securities	(22)	(50)	28
Loan processing fee income	590	589	1
Other noninterest income	3,031	3,057	(26)
Total noninterest income	$16,962	$15,303	$1,659

Service Charges on Deposit Accounts.  We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $3.7 million for the year ended December 31, 2019, which increased over the same period in 2018 by $115,000, or 3.2%.  The increase was due primarily to higher insufficient fund income of approximately $107,000 from the same period in 2018.  The increase in insufficient fund income resulted primarily from an increase in demand deposit and savings accounts, which can incur overdraft charges.

Merchant and Debit Card Fees.  We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $4.3 million for the year ended December 31, 2019, compared to $3.6 million for the same period in 2018, an increase of $622,000, or 17.1%.  The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during 2019.

Fiduciary Income.   We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $1.8 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively, an increase of $173,000, or 10.9%. The revenue increase resulted primarily from 17 new fiduciary accounts that opened in 2019, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.  The fair value of managed assets held as of December 31, 2019 was $337.9 million, of which $164.0 million or 48.5%, were in custody-only services.  The fair value of managed assets held as of December 31, 2018 was $319.3 million, of which $162.1 million, or 50.8%, were in custody-only services.

Gain on Sales of Loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We sold 383 loans for $78.3 million for the year ended December 31, 2019 compared to 347 loans for $70.8 million for the year ended December 31, 2018.  Gain on sale of loans was $2.9 million for the year ended December 31, 2019, an increase of $542,000, or 23.5%, compared to $2.3 million for the same period in 2018. We also began selling Small Business Administration (SBA) loans on the secondary market during the current year, with a net realized gain on the sale of three SBA loans totaling $233,000 for the year ended December 31, 2019.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $204,000, or 35.8%, for the year ended December 31, 2019, compared to the same period in 2018. The increase in income is primarily due to $7.0 million of additional policies purchased in June of 2019 on the lives of existing officers of the Company.

Other.  This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, check printing fees, loan administration fees, gains on sales of assets and real estate owned and other income.  Other noninterest income decreased $26,000, or 0.85%, in 2019 compared to 2018.  Increases in other income during 2019 were primarily due to higher fee income of $191,000, mortgage loan origination income of $207,000, and wire transfer fee income of $48,000.  However, these increases were offset by an increase in the SBA servicing asset fair value adjustment, which had a write-down of $489,000 in 2019, compared to a write-down of only $210,000 in 2018.  Other income for the year 2018 also included a net gain on sale of assets of $351,000, which included a gain on the sale of our Atlanta bank location and a loss on the sale of a former bank location in Longview, TX.  There was minimal gain on sale of assets during 2019.

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

For the year ended December 31, 2019, noninterest expense totaled $62.5 million, an increase of $5.8 million, or 10.1%, compared to $56.8 million for the year ended December 31, 2018. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Year Ended December 31,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Employee compensation and benefits	$35,907	$32,122	$3,785
Non-staff expenses:
Occupancy expenses	9,834	8,398	1,436
Amortization	1,378	1,228	150
Software and technology	3,341	2,502	839
FDIC insurance assessment fees	173	625	(452)
Legal and professional fees	2,610	3,080	(470)
Advertising and promotions	1,655	1,410	245
Telecommunication expense	676	649	27
ATM and debit card expense	1,347	1,127	220
Director and committee fees	873	1,029	(156)
Other noninterest expense	4,731	4,604	127
Total noninterest expense	$62,525	$56,774	$5,751

Employee Compensation and Benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes.  Salaries and employee benefits were $35.9 million for the year ended December 31, 2019, an increase of $3.8 million, or 11.8%, compared to $32.1 million for the same period in 2018.  The increase resulted primarily from the addition of 13 full time equivalent employees, from 454 as of December 31, 2018 to 467 as of December 31, 2019, in order to continue growing our two de novo locations in Austin and Fort Worth, Texas, to staff our new Houston location and to support operational growth, as well annual salary increases and bonus increases for all employees.

Occupancy Expenses.  Occupancy expenses were $9.8 million for the year ended December 31, 2019, compared to $8.4 million for the same period in 2018, an increase of $1.4 million, or 17.1%. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $3.9 million for the year ended December 31, 2019, up from $3.4 million in the same period of the prior year.  The increase in occupancy expenses was due primarily to the increase in depreciation expense combined with lease expense increases of $521,000, due to relocating into new our new corporate offices in Addison, our new Houston Galleria location, and the adoption of Accounting Standards Codification 842, Leases.

Amortization.  Amortization costs include amortization of software and core deposit premiums. Amortization expenses increased $150,000, or 12.2%, from $1.2 million for the year ended December 31, 2018 to $1.4 million for the year ended December 31, 2019. The increase is due primarily to a full year of amortization of deposit premiums associated with the Westbound acquisition on June 1, 2018, as well as additional software purchases required to support our expansion and to build the infrastructure needed for growth in the volume of our business.

Software and Technology.  Software and technology expenses increased $839,000, or 33.5%, from $2.5 million for the year ended December 31, 2018 to $3.3 million for the year ended December 31, 2019.  The increase is attributable primarily to company growth in online banking licensing and volume, remote deposit licensing and volume, investments in security/monitoring software, investments in new SBA loan servicing software, and overall licensing and volume increases due to growth.

FDIC Assessment Fees.  FDIC insurance assessment fees decreased $452,000, or 72.3%, from $625,000 for the year ended December 31, 2018 to $173,000 for the year ended December 31, 2019.  The decrease resulted from an FDIC assessment credit of $534,000 that was received in January 2019 and will be used to satisfy our FDIC assessment fees provided that the insurance fund ratio continues to exceed 1.35 or until the credit is extinguished.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $2.6 million and $3.1 million for the years ended December 31, 2019 and 2018, respectively, a decrease of $470,000, or 15.3%.  The decrease resulted in part from decreased legal expense of $286,000 due to legal costs associated with the acquisition of Westbound Bank in the prior year and a Fiserv expense incurred in July of 2018 that increased professional fees expense by $122,000, which was not present in 2019.

Advertising and Promotions.  Advertising and promotion related expenses were $1.7 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively.  The increase of $245,000, or 17.4%, was primarily due to increases in advertising expense related to development of marketing campaigns that align with our strategic goals and to improve our brand awareness in our growth markets, especially Dallas/Fort Worth, Central Texas and Houston.

ATM and Debit Card Expense.  We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $1.3 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively. Our expenses increased $220,000, or 19.5%, due to increases in the number of deposit accounts, including a full year from those acquired from Westbound Bank, and the volume of ATM and debit card usage by our customers.

Director and Committee Fees.  We pay fees to our board of directors for their attendance at board and committee meetings for both the Company and the Bank. Director and committee fees paid were $873,000 and $1.0 million for the years ended December 31, 2019 and 2018, respectively, a decrease of $156,000, or 15.2%, primarily because the inside statutory and advisory directors are no longer paid a director fee as of March 2019.

Other.  This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $127,000, or 2.8%, from $4.6 million for the year ended December 31, 2018 to $4.7 million for the year ended December 31, 2019. The increase resulted primarily from modest increases in contributions, dues and subscriptions, loan and filing expenses and stock option expenses, and were partially offset by decreases in travel and lodging expense, meals and entertainment, check charges paid by the bank and life insurance policy premiums.

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

For the years ended December 31, 2019 and 2018, income tax expense totaled $5.8 million and $4.6 million, respectively. Our effective tax rate for the years ended December 31, 2019 and 2018 was 18.0% and 18.3%, respectively.

Financial Condition

Our total assets increased $52.0 million, or 2.3%, from $2.27 billion as of December 31, 2018 to $2.32 billion as of December 31, 2019.  Our asset growth in 2019 was primarily due to organic growth through enhancing our lending and deposit relationships with existing customers and attracting new customers, as well as cross-selling our deposit and treasury management products. Our growth in 2019 was partially offset by a few large anticipated payoffs of loan participations purchased.

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

As of December 31, 2019, total loans, excluding deferred loan fees, were $1.71 billion, an increase of $46.9 million, or 2.8%, compared to $1.66 billion as of December 31, 2018.  The increase during 2019 resulted primarily from continued organic growth in our primary market areas, including de novo locations in Austin and Fort Worth, Texas that were opened in late 2017, and was partially offset by anticipated payoffs of a few large participation loans purchased in the fourth quarter of 2019 that had combined balances of $43.4 million. In addition to these amounts, $2.4 million and $1.8 million in loans were classified as held for sale as of December 31, 2019 and 2018, respectively.

Total loans, excluding loans held for sale, as a percentage of deposits were 87.2% and 88.7% as of December 31, 2019 and 2018, respectively.  Total loans, excluding loans held for sale, as a percentage of assets were 73.6% and 73.2% as of December 31, 2019 and 2018, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$279,583	16.38%	$261,779	15.77%	$197,508	14.53%	$223,712	17.98%	$181,716	17.02%
Real estate:
Construction and development	280,498	16.44%	237,503	14.31%	196,774	14.47%	129,631	10.42%	122,904	11.51%
Commercial real estate	567,360	33.25%	582,519	35.10%	418,137	30.76%	368,077	29.59%	301,910	28.29%
Farmland	57,476	3.37%	67,845	4.09%	59,023	4.34%	62,366	5.01%	47,668	4.47%
1-4 family residential	412,166	24.15%	393,067	23.69%	374,371	27.54%	361,665	29.08%	312,306	29.26%
Multi-family residential	37,379	2.19%	38,386	2.31%	36,574	2.69%	26,079	2.10%	30,395	2.85%
Consumer and overdrafts	53,574	3.14%	55,159	3.33%	51,561	3.79%	53,494	4.30%	50,954	4.77%
Agricultural	18,359	1.08%	23,277	1.40%	25,596	1.88%	18,901	1.52%	19,524	1.83%
Total loans held for investment	$1,706,395	100.00%	$1,659,535	100.00%	$1,359,544	100.00%	$1,243,925	100.00%	$1,067,377	100.00%
Total loans held for sale	$2,368		$1,795		$1,896		$2,563		$3,867

Commercial and Industrial Loans.  Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees.  Commercial and industrial loans increased $17.8 million, or 6.8%, to $279.6 million as of December 31, 2019 from $261.8 million as of December 31, 2018. The fluctuations in the commercial and industrial portfolio are primarily due to normal variances in the balances of underlying lines of credit.

Construction and Development.  Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction.  The properties securing the portfolio are located throughout Texas and are generally diverse in terms of type.  Construction and development loans increased $43.0 million, or 18.1%, to $280.5 million as of December 31, 2019 from $237.5 million as of December 31, 2018. The increase resulted from continued organic growth, especially in our Central Texas, Houston and Dallas/Fort Worth MSA markets, as well as increases in market demand and our decision in recent years to seek a larger volume of such loans due to our belief that our loan portfolio was sufficiently diverse to sustain them.

1-4 Family Residential.  Our 1-4 family residential loan portfolio is comprised of loans secured by 1-4 family homes, which are both owner occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread across many individual borrowers compared to our other loan categories. Our 1-4 family residential loans increased $19.1 million, or 4.9%, to $412.2 million as of December 31, 2019 from $393.1 million as of December 31, 2018.  This increase is primarily the result of continued organic growth.

Commercial Real Estate.  Commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate.  These loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the portfolio are located primarily within our markets and are generally diverse in terms of type.  This diversity helps reduce our exposure to adverse economic events that affect any single industry. Commercial real estate loans decreased $15.2 million, or 2.6%, to $567.4 million as of December 31, 2019 from $582.5 million as of December 31, 2018. The decrease in commercial real estate loans during the periods was mostly driven by anticipated payoffs during the fourth quarter of 2019 of three large participation purchased relationships from other banks that had book balances of approximately $43.4 million.

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

Contractual Loan Maturities.  The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2019
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$175,896	$70,188	$33,499	$279,583
Real estate:
Construction and development	89,386	96,169	94,943	280,498
Commercial real estate	44,172	105,648	417,540	567,360
Farmland	7,367	7,194	42,915	57,476
1-4 family residential	46,099	25,137	340,930	412,166
Multi-family residential	18,487	4,186	14,706	37,379
Consumer	15,450	35,238	2,886	53,574
Agricultural	11,834	6,463	62	18,359
Total loans	$408,691	$350,223	$947,481	$1,706,395
Amounts with fixed rates	$281,989	$265,377	$58,863	$606,229
Amounts with floating rates	$126,702	$84,846	$888,618	$1,100,166

	As of December 31, 2018
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$137,706	$93,119	$30,954	$261,779
Real estate:
Construction and development	90,830	81,731	64,942	237,503
Commercial real estate	30,374	147,722	404,423	582,519
Farmland	5,319	12,683	49,843	67,845
1-4 family residential	27,344	33,601	332,122	393,067
Multi-family residential	20,010	7,523	10,853	38,386
Consumer	17,586	34,042	3,531	55,159
Agricultural	13,791	9,364	122	23,277
Total loans	$342,960	$419,785	$896,790	$1,659,535
Amounts with fixed rates	$229,710	$327,545	$48,972	$606,227
Amounts with floating rates	$113,250	$92,240	$847,818	$1,053,308

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

We had $12.3 million in nonperforming assets as of December 31, 2019, compared to $7.6 million as of December 31, 2018. We had $11.3 million in nonperforming loans as of December 31, 2019, compared to $5.9 million as of December 31, 2018.  Our nonperforming assets other than loans decreased by $727,000, or 42.2%, as of December 31, 2019 compared to 2018, primarily resulting from sales and valuation write-downs of other real estate and repossessed assets owned.  The $5.4 million increase in our nonperforming loans from December 31, 2018 to December 31, 2019 primarily relates to the downgrade of two loan relationships consisting of three partially (75%) guaranteed SBA loans with an outstanding  book balance of $5.6 million as of December 31, 2019 that were acquired from Westbound Bank, as well as the downgrade of one relationship with an outstanding book balance of $1.3 million (primarily 1-4 family residential) and an increase in smaller dollar amount single family residential loans that exceeded 90-days past due during the period. Excluding the partially guaranteed SBA loans, nonperforming assets as a percentage of total loans as of December 31, 2019 would be 0.39%.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans	$11,262	$5,891	$4,004	$4,409	$2,431
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	11,262	5,891	4,004	4,409	2,431
Other real estate owned:
Commercial real estate, construction and development, and farmland	105	34	758	1,074	1,075
Residential real estate	498	717	1,486	618	618
Total other real estate owned	603	751	2,244	1,692	1,693
Repossessed assets owned	392	971	2,466	3,530	116
Total other assets owned	995	1,722	4,710	5,222	1,809
Total nonperforming assets	$12,257	$7,613	$8,714	$9,631	$4,240
Restructured loans-nonaccrual	$101	$335	$—	$43	$160
Restructured loans-accruing	$7,240	$861	$657	$462	$3,541
Ratio of nonperforming loans to total loans(1)(2)	0.66%	0.35%	0.29%	0.35%	0.23%
Ratio of nonperforming assets to total assets	0.53%	0.34%	0.44%	0.53%	0.25%

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans by category:
Commercial and industrial	$46	$366	$77	$82	$118
Real estate:
Construction and development	—	—	—	1,825	—
Commercial real estate	6,860	3,700	1,422	415	77
Farmland	182	140	163	176	169
1-4 family residential	3,853	1,567	1,937	1,699	1,829
Multi-family residential	—	—	217	5	—
Consumer	279	66	138	192	238
Agricultural	42	52	50	15	—
Total	$11,262	$5,891	$4,004	$4,409	$2,431

(1)	Excludes loans held for sale of $2.4 million, $1.8 million, $1.9 million, $2.6 million and $3.9 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Restructured loans-nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.

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

The following table summarizes the internal ratings of our loans as of the dates indicated.  The increase in substandard loans to $20.3 million as of December 31, 2019, from $10.5 million as of December 31, 2018, is attributable primarily to the downgrade of several partially guaranteed SBA loans that were acquired from Westbound Bank.  There are two loan relationships, consisting of three loans with an outstanding book balance of $5.6 million as of December 31, 2019 that are on non-accrual and are included in our nonperforming loan totals. The three loans are partially guaranteed by the SBA and specific loan reserves of $920,000 have been recorded for the non-guaranteed loan portions.  There are also three other loan relationships, consisting of six partially guaranteed SBA loans with an outstanding book balances of $8.6 million as of December 31, 2019 that have experienced a downgrade in financial performance but are not past due and are paying as agreed.  We will continue to monitor the financial performance of these relationships and will upgrade their ratings when improvement is observed.  All nine of these loans are included in the commercial real estate loan type in the table below.

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$279,217	$153	$213	$—	$—	$279,583
Real estate:
Construction and development	278,679	600	1,219	—	—	280,498
Commercial real estate	548,662	1,071	17,627	—	—	567,360
Farmland	57,152	91	233	—	—	57,476
1-4 family residential	409,896	1,425	845	—	—	412,166
Multi-family residential	37,379	—	—	—	—	37,379
Consumer	53,327	192	55	—	—	53,574
Agricultural	18,101	126	132	—	—	18,359
Total	$1,682,413	$3,658	$20,324	$—	$—	$1,706,395

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$260,863	$224	$692	$—	$—	$261,779
Real estate:
Construction and development	236,253	—	1,250	—	—	237,503
Commercial real estate	569,648	5,691	7,180	—	—	582,519
Farmland	67,541	49	255	—	—	67,845
1-4 family residential	391,956	514	597	—	—	393,067
Multi-family residential	38,386	—	—	—	—	38,386
Consumer	55,055	48	56	—	—	55,159
Agricultural	22,713	115	449	—	—	23,277
Total	$1,642,415	$6,641	$10,479	$—	$—	$1,659,535

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

As of December 31, 2019, our allowance for loan losses totaled $16.2 million, or 0.95%, of total loans. As of December 31, 2018, our allowance for loan losses totaled $14.7 million, or 0.88%, of total loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Average loans outstanding(1)	$1,689,108	$1,524,792	$1,283,253	$1,179,938	$991,889
Gross loans outstanding at end of period(2)	$1,706,395	$1,659,535	$1,359,544	$1,243,925	$1,067,377
Allowance for loan losses at beginning of the period	14,651	12,859	11,484	9,263	7,721
Provision for loan losses	1,250	2,250	2,850	3,640	2,175
Charge offs:
Commercial and industrial	86	367	1,080	1,213	192
Real Estate:
Construction and development	—	—	—	9	6
Commercial real estate	—	33	84	—	53
Farmland	—	—	—	—	—
1-4 family residential	14	93	543	71	215
Multi-family residential	—	—	—	—	—
Consumer	72	254	344	269	219
Agriculture	89	2	242	—	1
Overdrafts	192	169	165	200	227
Total charge-offs	453	918	2,458	1,762	913
Recoveries:
Commercial and industrial	508	111	797	17	20
Real Estate:
Construction and development	—	—	—	4	—
Commercial real estate	1	1	—	—	—
Farmland	—	—	—	—	96
1-4 family residential	3	135	23	75	8
Multi-family residential	—	—	—	—	—
Consumer	111	90	108	121	50
Agriculture	89	65	—	—	1
Overdrafts	42	58	55	126	105
Total recoveries	754	460	983	343	280
Net (recoveries) charge-offs	(301)	458	1,475	1,419	633
Allowance for loan losses at end of period	$16,202	$14,651	$12,859	$11,484	$9,263
Ratio of allowance to end of period loans(2)	0.95%	0.88%	0.95%	0.92%	0.87%
Ratio of net (recoveries) charge-offs to average loans(1)	-0.02%	0.03%	0.11%	0.12%	0.06%

(1)

Includes average outstanding balances of loans held for sale of $2.7 million, $1.7 million, $1.7 million, $3.0 million, and $4.4 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Excludes loans held for sale of $2.4 million, $1.8 million, $1.9 million, $2.6 million, and $3.9 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

We believe the successful execution of our expansion strategy through organic growth and strategic acquisitions is generally demonstrated by the upward trend in loan balances from December 31, 2015 to December 31, 2019.  Loan balances, excluding loans held for sale, increased from $1.1 billion as of December 31, 2015, to $1.71 billion as of December 31, 2019. Net charge-offs have been minimal, representing on average 0.06% of average loan balances during the same period.

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

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Commercial and industrial	$2,056	12.69%	$1,751	11.96%	$1,581	12.29%	$1,592	13.86%	$1,878	20.27%
Real estate:
Construction and development	2,378	14.68%	1,920	13.10%	1,724	13.41%	1,161	10.11%	1,004	10.84%
Commercial real estate	6,853	42.30%	6,025	41.12%	4,585	35.66%	3,264	28.42%	2,106	22.74%
Farmland	570	3.52%	643	4.39%	523	4.07%	482	4.20%	400	4.32%
1-4 family residential	3,125	19.29%	2,868	19.58%	3,022	23.50%	3,960	34.48%	2,839	30.65%
Multi-family residential	409	2.52%	631	4.31%	629	4.89%	281	2.45%	325	3.51%
Total real estate	13,335	82.31%	12,087	82.50%	10,483	81.53%	9,148	79.66%	6,674	72.06%
Consumer	614	3.79%	575	3.92%	608	4.73%	591	5.15%	573	6.18%
Agricultural	197	1.21%	238	1.62%	187	1.45%	153	1.33%	138	1.49%
Total allowance for loan losses	$16,202	100.00%	$14,651	100.00%	$12,859	100.00%	$11,484	100.00%	$9,263	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2019, the carrying amount of our investment securities totaled $368.2 million, a decrease of $28.0 million, or 7.1%, compared to $396.1 million as of December 31, 2018. The decrease was due primarily to our use of the proceeds from maturing securities and paydowns of mortgage-backed securities to fund increases in the loan portfolio or reduce the amount of our borrowings.  Investment securities represented 15.9% and 17.5% of total assets as of December 31, 2019 and 2018, respectively.

Our investment portfolio consists of securities classified as available for sale and held to maturity. As of December 31, 2019, securities available for sale and securities held to maturity totaled $212.7 million and $155.5 million, respectively. As of December 31, 2018, securities available for sale and securities in held to maturity totaled $233.0 million and $163.2 million, respectively. Held to maturity percentages were 42.2% as of December 31, 2019 and 41.2% as of December 31, 2018. We generally seek to maintain 50.0% or less of our portfolio in held to maturity securities. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,667	$592	$—	$20,259
Municipal securities	155,196	5,286	11	160,471
Mortgage-backed securities	98,332	748	348	98,732
Collateralized mortgage obligations	92,475	1,256	17	93,714
Total	$365,670	$7,882	$376	$373,176

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,743	$—	$789	$18,954
Municipal securities	157,720	1,231	1,354	157,597
Mortgage-backed securities	110,246	106	4,176	106,176
Collateralized mortgage obligations	115,400	48	2,400	113,048
Total	$403,109	$1,385	$8,719	$395,775

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio.  As of December 31, 2019, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed or corporate collateralized mortgage obligations.

Our management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  As of December 31, 2019, there was no other-than-temporary impairment recorded.

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

	As of December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$1,018	2.79%	$12,496	2.87%	$6,745	3.47%	$—	—	$20,259	3.07%
Municipal securities	2,189	3.10%	31,497	3.02%	39,951	3.40%	82,127	3.07%	155,764	3.14%
Mortgage-backed securities	—	—	55,974	2.45%	42,573	2.67%	—	—	98,547	2.54%
Collateralized mortgage obligations	1,652	3.44%	91,952	2.70%	—	—	—	—	93,604	2.72%
Total	$4,859	3.15%	$191,919	2.69%	$89,269	3.05%	$82,127	3.07%	$368,174	2.87%

	As of December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—	$10,852	2.77%	$8,102	3.43%	$—	—	$18,954	3.05%
Municipal securities	762	1.73%	19,062	2.93%	51,246	3.28%	86,465	3.01%	157,535	3.08%
Mortgage-backed securities	—	—	54,429	2.49%	52,193	2.66%	—	—	106,622	2.57%
Collateralized mortgage obligations	352	3.88%	100,882	2.66%	11,794	2.88%	—	—	113,028	2.68%
Total	$1,114	2.41%	$185,225	2.64%	$123,335	2.99%	$86,465	3.01%	$396,139	2.83%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time.  Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities.  The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay.  Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity.  During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened.  If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.  The weighted average life of our investment portfolio was 6.25 years with an estimated effective duration of 3.47 years as of December 31, 2019.

As of December 31, 2019 and 2018, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average deposits for the year ended December 31, 2019 were $1.96 billion, an increase of $189.8 million, or 10.7%, over $1.77 billion for the year ended December 31, 2018.  The increase in 2019 primarily due to continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances.  The average rate paid on total interest-bearing deposits was 1.5% and 1.3% for the years ended December 31, 2019 and 2018, respectively. The increase in average rates for 2019 was driven primarily by the Federal Reserve raising market interest rates in early 2019 and by increases in rates offered for certificates of deposit during the first half of 2019.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,
	2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
NOW and interest-bearing demand accounts	$264,483	1.19%	$256,726	1.13%
Savings accounts	71,940	0.30%	67,917	0.34%
Money market accounts	609,741	1.21%	646,115	1.36%
Certificates and other time deposits	514,051	2.11%	353,986	1.41%
Total interest-bearing deposits	1,460,215	1.48%	1,324,744	1.28%
Noninterest-bearing demand accounts	500,895	—	446,560	—
Total deposits	$1,961,110	1.10%	$1,771,304	0.96%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2019 and 2018 was 25.5% and 25.2%, respectively.

Total deposits as of December 31, 2019 were $1.96 billion, an increase of $85.3 million, or 4.6%, compared to $1.87 billion as of December 31, 2018.  The increase in 2019 was due primarily to organic growth.

Noninterest-bearing deposits as of December 31, 2019 were $525.9 million compared to $489.8 million as of December 31, 2018, an increase of $36.1 million, or 7.4%.

Total savings and interest-bearing demand account balances as of December 31, 2019 were $915.6 million, compared to $946.2 million as of December 31, 2018, a decrease of $30.6 million, or 3.2%.

Total certificate of deposit balances as of December 31, 2019, were $515.3 million, an increase of $79.8 million, or 18.3%, from the total certificate deposit balances of $435.5 million as of December 31, 2018.

The following table sets forth the amount of certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2019:

	As of December 31, 2019
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$100,131	2.17%
3 to 6 months	78,101	2.31%
6 to 12 months	159,115	2.17%
12 to 24 months	28,358	1.90%
24 to 36 months	10,574	1.94%
36 to 48 months	8,262	2.33%
Over 48 months	2,977	2.25%
Total	$387,518	2.17%

Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in our primary market areas and their impact on interest paid on deposits, as well as the ongoing execution of our balance sheet management strategy.  Cost of funds is calculated as total interest expense divided by average total deposits plus average total borrowings.  Our cost of funds was 1.54% and 1.35% in 2019 and 2018, respectively. The increase in our cost of funds for 2019 was primarily due to increases in our average rates on interest-bearing deposits, which were 1.48% and 1.28% in 2019 and 2018, respectively. The increase was primarily due to the Federal Reserve raising market interest rates in 2018 and early 2019, which were not fully offset by market rate decreases in the second half of 2019.

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans.  As of December 31, 2019 and 2018, total borrowing capacity of $560.6 million and $563.8 million, respectively, was available under this arrangement.  Our outstanding FHLB advances mature within 5 years.  As of December 31, 2019, approximately $1.37 billion in real estate loans were pledged as collateral for our FHLB borrowings.  We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.  The following table presents our FHLB borrowings as of the dates indicated:

FHLB Advances
(Dollars in Thousands)
December 31, 2019
Amount outstanding at year-end	$55,118
Weighted average interest rate at year-end	1.69%
Maximum month-end balance during the year	$80,134
Average balance outstanding during the year	$58,070
Weighted average interest rate during the year	2.31%

December 31, 2018
Amount outstanding at year-end	$115,136
Weighted average interest rate at year-end	2.42%
Maximum month-end balance during the year	$129,151
Average balance outstanding during the year	$94,304
Weighted average interest rate during the year	1.95%

Federal Reserve Bank of Dallas.  The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2019 and 2018, $178.7 million and $193.9 million, respectively, was available under this arrangement.  As of December 31, 2019, approximately $227.6 million in consumer and commercial and industrial loans was pledged as collateral.  As of December 31, 2019 and 2018, no borrowings were outstanding under this arrangement.

Other Borrowings. The Company has historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. We have a $25.0 million unsecured revolving line of credit with this correspondent bank that matures in March 2019. The line of credit bears interest at the prime rate plus 0.50%, with quarterly interest payments. Under the terms of the line of credit, we have agreed not to pledge or grant a lien or security interest in the stock of the Bank or in any of our other assets without the prior consent of the lender. As of December 31, 2019 and 2018, there was no outstanding balance on this line of credit with the correspondent bank.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.  For the years ended December 31, 2019 and 2018, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources.  As of December 31, 2019 and 2018, we maintained two federal funds lines of credit with commercial banks that provide for the ability to borrow up to an aggregate of $55.0 million in federal funds.  There were no funds under these lines of credit outstanding as of December 31, 2019 or 2018.  In addition to these federal funds lines of credit, our $25.0 million unsecured revolving line of credit discussed above provides an additional source of liquidity.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated.  Average assets were $2.32 billion for the year ended December 31, 2019 and $2.13 billion for the year ended December 31, 2018.

	For the Years Ended December 31,
	2019	2018
	Average	Average
Sources of Funds:
Deposits:
Noninterest-bearing	21.60%	20.98%
Interest-bearing	62.97%	62.24%
Advances from FHLB	2.50%	4.43%
Subordinated debentures	0.51%	0.63%
Securities sold under agreements to repurchase	0.47%	0.60%
Accrued interest and other liabilities	1.02%	0.41%
Shareholders’ equity	10.93%	10.71%
Total	100.00%	100.00%
Uses of Funds:
Loans	72.16%	70.99%
Securities available for sale	9.89%	11.12%
Securities held to maturity	6.86%	7.89%
Nonmarketable equity securities	0.49%	0.45%
Federal funds sold	1.89%	1.39%
Interest-bearing deposits in other banks	2.32%	0.28%
Other noninterest-earning assets	6.39%	7.88%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	25.54%	25.21%
Average loans to average deposits	86.13%	86.08%

Our primary source of funds is deposits, and our primary use of funds is loans.  We do not expect a change in the primary source or use of our funds in the foreseeable future.  Our average loans, including average loans held for sale, increased 10.8% for the year ended December 31, 2019 compared to the same period in 2018. Our securities portfolio had a weighted average life of 6.25 years and an effective duration of 3.47 years as of December 31, 2019, and a weighted average life of 6.87 years and an effective duration of 4.71 years as of December 31, 2018.  We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of December 31, 2019, we had $440.7 million in outstanding commitments to extend credit and $9.1 million in commitments associated with outstanding standby and commercial letters of credit.  As of December 31, 2018, we had $342.5 million in outstanding commitments to extend credit and $11.7 million in commitments associated with outstanding standby and commercial letters of credit.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2019 and 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.  As of December 31, 2019, we had cash and cash equivalents of $90.7 million, compared to $71.5 million as of December 31, 2018.  The increase was primarily due to an increase in federal funds sold of $25.0 million, partially offset by a decrease in interest bearing deposits at other banks of $4.6 million.

Capital Resources

Total shareholders’ equity increased to $261.6 million as of December 31, 2019, compared to $244.6 million as of December 31, 2018, an increase of $17.0 million, or 6.9%, after giving effect to $8.1 million in dividends paid to common shareholders in 2019.  This increase was primarily the result of an increase in net earnings and unrealized gains on securities and was partially offset by the repurchase of 352,036 shares of common stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations.  Banking regulators view capital levels as important indicators of an institution’s financial soundness.  As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold.  We are subject to regulatory capital requirements at the bank holding company and bank levels. See "Item 1.  Business—Guaranty Bank & Trust, N.A.—Regulation and Supervision—Capital Adequacy Requirements” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank.  As of December 31, 2019 and 2018, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations.  As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings.  However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated.

	December 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc.

Total capital (to risk weighted assets)	$253,793	13.29%	$241,791	13.25%
Tier 1 capital (to risk weighted assets)	237,591	12.44%	227,140	12.44%
Tier 1 capital (to average assets)	237,591	10.29%	227,140	10.16%
Common equity tier 1 risk-based capital	227,281	11.90%	216,830	11.88%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$249,643	13.07%	$242,142	13.27%
Tier 1 capital (to risk weighted assets)	233,441	12.22%	227,491	12.46%
Tier 1 capital (to average assets)	233,441	10.11%	227,491	10.18%
Common equity tier 1 risk-based capital	233,441	12.22%	227,491	12.46%

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

Beginning in April 2013, the Company has from time to time issued subordinated debentures.  All of the debentures pay interest semi-annually and are redeemable before their maturity date at the Company’s option, with 30 days’ notice to the holder, for a cash amount equal to the principal amount and all accrued interest.  In July 2015, the Company issued $4.0 million in debentures, of which $3.0 million were issued to directors and other related parties.  The $3.0 million of debentures to related parties were repaid in May 2017 and a $500,000 par value debenture, which carried a 2.5%, matured and was repaid in July 2017.  The remaining $500,000 debenture had a rate of 4.00%, matured and was paid off in January 2019.

In December 2015, the Company issued $5,000,000 in debentures, of which $2.5 million were issued to directors and other related parties.  In May 2017, $2.0 million of the related party debentures were repaid with a portion of the proceeds of Guaranty's initial public offering.  A further $1.0 million of other debentures matured and were paid off in full in July of 2018 and another $1.0 million and $500,000 of debentures matured and were paid off in full in July and December, respectively, of the current year. The remaining $500,000 debenture was issued at par value of $500,000 with a rate of 5.00% and maturity date of July 1, 2020. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2019 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of December 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$440,588	$56,296	$18,411	$—	$515,295
Advances from FHLB	46,000	3,118	6,000	—	55,118
Subordinated debentures	500	—	—	10,310	10,810
Operating leases	75	429	379	10,792	11,675
Total	$487,088	$59,414	$24,411	$10,310	$581,223

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

	As of December 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$307	$5,309	$380	$3,058	$9,054
Commitments to extend credit	265,820	64,255	65,022	45,588	440,685
Total	$266,127	$69,564	$65,402	$48,646	$449,739

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

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity, including KSOP- owned shares	$261,551	$244,583	$207,345	$141,914	$137,736
Adjustments:
Goodwill	(32,160)	(32,160)	(18,742)	(18,742)	(18,601)
Core deposit intangible, net	(3,853)	(4,706)	(2,724)	(3,308)	(3,846)
Total tangible common equity	$225,538	$207,717	$185,879	$119,864	$115,289
Common shares outstanding(1)	11,547,443	11,829,868	11,058,956	8,751,923	8,901,443
Book value per common share	$22.65	$20.68	$18.75	$16.22	$15.47
Tangible book value per common share	$19.53	$17.56	$16.81	$13.70	$12.95

(1)

Excludes the dilutive effect, if any, of 66,202, 90,940, 82,529, 8,066, and 5,958 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

Tangible book value per share increased from 2018 to 2019 primarily due to an increase in our total shareholders’ equity as a result of earnings and unrealized gains on securities, and by the repurchase of 352,036 shares of common stock during the year ended December 31, 2019.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity, including KSOP- owned shares	$261,551	$244,583	$207,345	$141,914	$137,736
Adjustments:
Goodwill	(32,160)	(32,160)	(18,742)	(18,742)	(18,601)
Core deposit intangible, net	(3,853)	(4,706)	(2,724)	(3,308)	(3,846)
Total tangible common equity	$225,538	$207,717	$185,879	$119,864	$115,289
Tangible Assets
Total assets	$2,318,444	$2,266,970	$1,962,624	$1,828,336	$1,682,640
Adjustments:
Goodwill	(32,160)	(32,160)	(18,742)	(18,742)	(18,601)
Core deposit intangible, net	(3,853)	(4,706)	(2,724)	(3,308)	(3,846)
Total tangible assets	$2,282,431	$2,230,104	$1,941,158	$1,806,286	$1,660,193
Tangible Common Equity to Tangible Assets	9.88%	9.31%	9.58%	6.64%	6.94%

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	December 31, 2019		December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	0.25%	(0.85)%	0.62%	(15.33)%
+200	0.30%	1.17%	0.52%	(8.02)%
+100	0.14%	0.93%	0.24%	(3.03)%
Base	—	—	—	—
-100	(1.78)%	(7.11)%	(0.41)%	(0.46)%

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

Quarterly Financial Information

The following tables present certain unaudited consolidated quarterly financial information regarding the Company's results of operations for each of the eight consecutive quarters in the fiscal years of 2019 and 2018.  This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments necessary for a fair presentation when read in conjunction with the Company's consolidated financial statements and notes thereto as of and for the years ended December 31, 2019 and 2018 appearing elsewhere in this Annual Report on Form 10-K.

(Dollars in Thousands, except Per Share Amounts)
	2019
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$25,848	$25,853	$25,553	$25,307
Interest expense	5,354	5,770	6,267	6,300
Net interest income	20,494	20,083	19,286	19,007
Provision for loan losses	—	100	575	575
Net interest income after provision for loan losses	20,494	19,983	18,711	18,432
Noninterest income	4,674	4,616	4,110	3,562
Noninterest expense	16,226	15,435	15,394	15,470
Income tax provision	1,573	1,634	1,384	1,187
Net earnings	$7,369	$7,530	$6,043	$5,337
Earnings per common share, basic	$0.64	$0.65	$0.52	$0.45
Earnings per common share, diluted	$0.63	$0.65	$0.52	$0.45

(Dollars in Thousands, except Per Share Amounts)
	2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$24,719	$23,675	$21,026	$19,038
Interest expense	5,863	5,446	4,567	3,666
Net interest income	18,856	18,229	16,459	15,372
Provision for loan losses	500	500	650	600
Net interest income after provision for loan losses	18,356	17,729	15,809	14,772
Noninterest income	4,173	3,549	3,916	3,665
Noninterest expense	14,544	15,027	14,069	13,134
Income tax provision	1,473	1,160	1,022	944
Net earnings	$6,512	$5,091	$4,634	$4,359
Earnings per common share, basic	$0.55	$0.43	$0.41	$0.39
Earnings per common share, diluted	$0.55	$0.42	$0.41	$0.39

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

Changes in internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Whitley Penn LLP, an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2019, 2018 and 2017 included in this Annual Report on Form 10‑K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10‑K does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.

ITEM 9B.  OTHER INFORMATION

On March 11, 2020, the Board of Directors of the Company approved a new stock repurchase program, which authorizes Guaranty to repurchase up to 1,000,000 shares of Guaranty’s outstanding common stock from time to time, subject to certain conditions.  The stock repurchase program will be effective from March 13, 2020 until the earlier of March 13, 2022 or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors.  The stock repurchase program does not obligate Guaranty to repurchase any specified number of shares of its common stock.

The shares may be purchased in open market transactions (including under Rule 10b5-1 repurchase plans) or negotiated transactions.  Repurchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange and Commission and other applicable legal requirements.  The number, price and timing of the repurchases, if any, will be at management’s sole discretion and will depend on a number of factors, including compliance with applicable laws and regulations, general market and economic conditions, the financial and regulatory condition of Guaranty, liquidity needs, and other factors.  There is no assurance that Guaranty will repurchase any shares under the program.  In connection with the approval of the new stock repurchase program, the Board of Directors terminated the Company’s existing stock repurchase program, which was previously announced on June 13, 2019.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 20, 2020, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 20, 2020, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 20, 2020, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 20, 2020, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 20, 2020, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Earnings for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

2.Financial Statement Schedules.  All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the SEC. The Company will furnish a copy of any exhibit to shareholders upon written request to the Company and payment of a reasonable fee not to exceed the Company’s reasonable expense.

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below:

Exhibit No.	Description
2.3

Agreement and Plan of Merger, dated January 29, 2018, by and among Guaranty Bancshares, Inc., Guaranty Bank & Trust, N.A. and Westbound Bank (incorporated by reference to Exhibit 2.1 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on January 29, 2018, file number 001-38087).

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

4.2	Description of Securities Registered under Section 12 of the Exchange Act.*
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

10.13†

Employment Agreement, dated as of March 15, 2019, by and between Ty Abston and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.13 to Guaranty Bancshares Inc.’s Annual Report on Form 10-K filed with the SEC on March 15, 2019, file number 001-38087).

10.14†

Employment Agreement, dated as of March 15, 2019, by and between Clifton Payne and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.14 to Guaranty Bancshares Inc.’s Annual Report on Form 10-K filed with the SEC on March 15, 2019, file number 001-38087).

10.15†

Employment Agreement, dated as of March 15, 2019, by and between Kirk Lee and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.13 to Guaranty Bancshares Inc.’s Annual Report on Form 10-K filed with the SEC on March 15, 2019, file number 001-38087).

10.16

Renewal Revolving Promissory Note, dated March 31, 2019, by Guaranty Bancshares, Inc. payable to Frost Bank in the original principal amount of $25,000,000 (incorporated by reference to Exhibit 10.2 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 2, 2019, file number 001-38087).

10.17

Loan Agreement, dated March 31, 2017, by and between Guaranty Bancshares, Inc. and Frost Bank, as amended (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 2, 2019, file number 001-38087).

10.18

Form of Debenture issued by Guaranty Bancshares, Inc. in July 2015 and December 2015 (incorporated by reference to Exhibit 10.16 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017, file number 333-217176).

21.1	List of Subsidiaries of Guaranty Bancshares, Inc.*
23.1	Consent of Whitley Penn LLP*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed with this Annual Report on Form 10-K
**	Furnished with this Annual Report on Form 10-K
†	Represents a management contract or a compensatory plan or arrangement

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 13, 2020	GUARANTY BANCSHARES, INC.

	By:	/s/ Tyson T. Abston
	Name:	Tyson T. Abston
	Title:	Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tyson T. Abston	Chairman and Chief Executive Officer	3/13/2020
Tyson T. Abston	(Principal Executive Officer)

/s/ Clifton A. Payne	Senior Executive Vice President and Chief Financial Officer	3/13/2020
Clifton A. Payne	(Principal Financial and Accounting Officer)

/s/ Kirk L. Lee	President	3/13/2020
Kirk L. Lee

/s/ Randall R. Kucera	Vice President and General Counsel	3/13/2020
Randall R. Kucera

/s/ Richard W. Baker	Director	3/13/2020
Richard W. Baker

/s/ Jeffrey W. Brown	Director	3/13/2020
Jeffrey W. Brown

/s/ James S. Bunch	Director	3/13/2020
James S. Bunch

/s/ Molly S. Curl	Director	3/13/2020
Molly S. Curl

/s/ Bradley K. Drake	Director	3/13/2020
Bradley K. Drake

/s/ Christopher B. Elliott	Director	3/13/2020
Christopher B. Elliott

/s/ Carl Johnson, Jr.	Director	3/13/2020
Carl Johnson, Jr.

/s/ James M. Nolan, Jr.	Director	3/13/2020
James M. Nolan, Jr.

/s/ William D. Priefert	Director	3/13/2020
William D. Priefert

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Guaranty Bancshares, Inc. as of December 31, 2019 and 2018 and for each of the three years ending December 31, 2019, 2018 and 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Guaranty Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting in accordance with the standards of the PCAOB.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Dallas, Texas

March 13, 2020

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

	2019	2018
ASSETS
Cash and due from banks	$39,907	$44,471
Federal funds sold	45,246	20,275
Interest-bearing deposits	5,561	6,764
Total cash and cash equivalents	90,714	71,510
Securities available for sale	212,716	232,975
Securities held to maturity	155,458	163,164
Loans held for sale	2,368	1,795
Loans, net	1,690,794	1,645,444
Accrued interest receivable	9,151	9,292
Premises and equipment, net	53,431	52,227
Other real estate owned	603	751
Cash surrender value of life insurance	34,495	26,301
Core deposit intangible, net	3,853	4,706
Goodwill	32,160	32,160
Other assets	32,701	26,645
Total assets	$2,318,444	$2,266,970
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$525,865	$489,789
Interest-bearing	1,430,939	1,381,691
Total deposits	1,956,804	1,871,480
Securities sold under agreements to repurchase	11,100	12,228
Accrued interest and other liabilities	23,061	10,733
Federal Home Loan Bank advances	55,118	115,136
Subordinated debentures	10,810	12,810
Total liabilities	2,056,893	2,022,387
Commitments and contingencies (see Note 18)
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 12,905,097 and 12,835,486 shares issued, and 11,547,443 and 11,829,868 shares outstanding, respectively	12,905	12,835
Additional paid-in capital	186,692	185,174
Retained earnings	98,239	80,088
Treasury stock, 1,357,654 and 1,005,618 shares at cost	(34,492)	(24,352)
Accumulated other comprehensive loss	(1,793)	(9,162)
Total shareholders' equity	261,551	244,583
Total liabilities and shareholders' equity	$2,318,444	$2,266,970

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands, except per share data)

	2019	2018	2017
Interest income
Loans, including fees	$90,980	$77,170	$61,014
Securities
Taxable	5,916	6,317	5,811
Nontaxable	3,830	3,770	3,679
Federal funds sold and interest-bearing deposits	1,835	1,201	1,278
Total interest income	102,561	88,458	71,782

Interest expense
Deposits	21,611	16,941	10,604
FHLB advances and federal funds purchased	1,389	1,865	472
Subordinated debentures	648	687	724
Other borrowed money	43	49	352
Total interest expense	23,691	19,542	12,152

Net interest income	78,870	68,916	59,630
Provision for loan losses	1,250	2,250	2,850
Net interest income after provision for loan losses	77,620	66,666	56,780

Noninterest income
Service charges	3,715	3,600	3,746
Net realized (loss) gain on securities transactions	(22)	(50)	167
Net realized gain on sale of loans	2,850	2,308	1,981
Other income	10,419	9,445	8,385
Total noninterest income	16,962	15,303	14,279

Noninterest expense
Employee compensation and benefits	35,907	32,122	27,078
Occupancy expenses	9,834	8,398	7,400
Other expenses	16,784	16,254	13,904
Total noninterest expense	62,525	56,774	48,382

Income before income taxes	32,057	25,195	22,677
Income tax provision	5,778	4,599	8,238
Net earnings	$26,279	$20,596	$14,439
Basic earnings per share	$2.26	$1.78	$1.41
Diluted earnings per share	$2.25	$1.77	$1.40

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	2019	2018	2017
Net earnings	$26,279	$20,596	$14,439
Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	9,474	(3,543)	(54)
Amortization of net unrealized gains on held to maturity securities	18	32	377
Reclassification adjustment for net (gains) losses included in net earnings	22	50	(167)
Tax effect	(2,012)	734	80
Unrealized gains (losses) on securities, net of tax	7,502	(2,727)	236
Unrealized holding (losses) gains arising during the period on interest rate swaps	(133)	178	124
Total other comprehensive income (loss)	7,369	(2,549)	360
Comprehensive income	$33,648	$18,047	$14,799

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	KSOP- Owned Shares	Total Shareholders’ Equity
Balance at December 31, 2016	$—	$9,616	$101,736	$57,160	$(20,111)	$(6,487)	$(31,661)	$110,253
Net earnings	—	—	—	14,439	—	—	—	14,439
Other comprehensive loss	—	—	—	—	—	360	—	360
Terminated KSOP put option	—	—	—	—	—	—	34,300	34,300
Exercise of stock options	—	5	55	—	24	—	—	84
Sale of common stock	—	2,300	53,455	—	—	—	—	55,755
Stock based compensation	—	—	355	—	—	—	—	355
Net change in fair value of KSOP shares	—	—	—	—	—	—	(2,639)	(2,639)
Dividends:
Common - $0.53 per share	—	—	—	(5,562)	—	—	—	(5,562)
Balance at December 31, 2017	—	11,921	155,601	66,037	(20,087)	(6,127)	—	207,345
Net earnings	—	—	—	20,596	—	—	—	20,596
Other comprehensive loss	—	—	—	—	—	(2,549)	—	(2,549)
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	486	—	(486)	—	—
Exercise of stock options	—	14	313	—	—	—	—	327
Purchase of treasury stock	—	—	—	—	(4,265)	—	—	(4,265)
Issuance of common stock	—	900	28,668	—	—	—	—	29,568
Stock based compensation	—	—	592	—	—	—	—	592
Dividends:
Common - $0.60 per share	—	—	—	(7,031)	—	—	—	(7,031)
Balance at December 31, 2018	—	12,835	185,174	80,088	(24,352)	(9,162)	—	244,583
Net earnings	—	—	—	26,279	—	—	—	26,279
Other comprehensive income	—	—	—	—	—	7,369	—	7,369
Exercise of stock options	—	39	886	—	—	—	—	925
Purchase of treasury stock	—	—	—	—	(10,140)	—	—	(10,140)
Restricted stock grants	—	31	(31)	—	—	—	—	—
Stock based compensation	—	—	663	—	—	—	—	663
Dividends:
Common - $0.70 per share	—	—	—	(8,128)	—	—	—	(8,128)
Balance at December 31, 2019	$—	$12,905	$186,692	$98,239	$(34,492)	$(1,793)	$—	$261,551

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities
Net earnings	$26,279	$20,596	$14,439
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	3,886	3,400	3,162
Amortization	1,378	1,228	1,033
Premium amortization, net of discount accretion	3,820	4,210	4,576
Net realized loss (gain) on securities transactions	22	50	(167)
Gain on sale of loans	(2,850)	(2,308)	(1,981)
Gain on sale of branch operations	—	(830)	—
Provision for loan losses	1,250	2,250	2,850
Origination of loans held for sale	(76,011)	(70,841)	(64,817)
Proceeds from loans held for sale	78,288	73,250	67,465
Write-down of other real estate and repossessed assets	343	407	12
Net gain (loss) on sale of premises, equipment, other real estate owned and other assets	78	(133)	(906)
Stock based compensation	663	592	355
Net change in accrued interest receivable and other assets	(17,232)	(5,887)	2,413
Net change in accrued interest payable and other liabilities	12,132	2,230	1,235
Net cash provided by operating activities	32,046	28,214	29,669

Cash flows from investing activities
Securities available for sale:
Purchases	(706,238)	(429,762)	(517,155)
Proceeds from sales	3,957	411,796	213,813
Proceeds from maturities and principal repayments	730,272	27,093	225,516
Securities held to maturity:
Proceeds from sales	—	—	3,298
Proceeds from maturities and principal repayments	5,646	9,331	9,516
Cash paid in connection with acquisitions	—	(6,423)	—
Cash received from acquired banks	—	24,927	—
Net originations of loans	(46,940)	(146,531)	(118,754)
Net purchases of premises and equipment	(5,090)	(2,833)	(2,320)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	653	3,668	2,279
Net cash used in investing activities	(17,740)	(108,734)	(183,807)

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	2019	2018	2017
Cash flows from financing activities
Net change in deposits	85,324	13,739	99,529
Net change in securities sold under agreements to repurchase	(1,128)	(651)	2,020
Proceeds from FHLB advances	260,500	391,000	60,000
Repayment of FHLB advances	(320,518)	(331,517)	(70,017)
Proceeds from other debt	—	—	2,000
Repayment of other debt	—	—	(20,286)
Repayments of debentures	(2,000)	(1,000)	(5,500)
Purchase of treasury stock	(10,140)	(4,265)	—
Exercise of stock options	925	327	84
Sale of common stock	—	—	55,755
Cash dividends	(8,065)	(7,031)	(5,562)
Net cash provided by financing activities	4,898	60,602	118,023
Net change in cash and cash equivalents	19,204	(19,918)	(36,115)
Cash and cash equivalents at beginning of period	71,510	91,428	127,543
Cash and cash equivalents at end of period	$90,714	$71,510	$91,428

Supplemental disclosures of cash flow information
Interest paid	$23,700	$18,813	$12,119
Income taxes paid	5,536	5,218	6,660

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	2,076	2,013	1,548
Transfer loans to other real estate owned and repossessed assets	340	1,304	1,775
Common stock issued in acquisitions	—	29,568	—
Terminated KSOP put option	—	—	(34,300)
Net change in fair value of KSOP shares	—	—	2,639

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

Farmland:

The farmland portfolio includes loans that are secured by real estate that is used or usable for agricultural purposes, including land used for crops, livestock production, grazing & pastureland and timberland. This segment includes land with a 1-4 family residential structure if the value of the land exceeds the value of the residence. Risks inherent in this portfolio segment include adverse changes in climate, fluctuations in feed and cattle prices and changes in property values.

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

Impairment is tested for annually and exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At the measurement date, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

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

KSOP Repurchase Right:  In accordance with applicable provisions of the Internal Revenue Code, the terms of Guaranty’s employee stock ownership plan with 401(k) provisions (“KSOP”) provided that, for so long as Guaranty was a privately-held company without a public market for its common stock, KSOP participants would have the right, for a

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

specified period of time, to require Guaranty to repurchase shares of its common stock that are distributed to them by the KSOP. This repurchase obligation terminated upon the consummation of Guaranty’s initial public offering and listing of its common stock on the NASDAQ Global Select Market in May 2017. However, because Guaranty was privately-held without a public market for its common stock as of and for the year ended December 31, 2016, the shares of common stock held by the KSOP are reflected in the Company’s consolidated statement of changes in shareholders' equity for the year ended December 31, 2017 as a line item called “KSOP-owned shares.”  As a result, the consolidated statement of changes in shareholders' equity for the year ended December 31, 2017 includes an adjustment for the inclusion of such KSOP-owned shares in total shareholders' equity as "terminated KSOP put option."  For all periods following Guaranty’s initial public offering and continued listing of the Company’s common stock on the NASDAQ Global Select Market, the KSOP-owned shares will be included in, and not be deducted from, shareholders’ equity.

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

Dividend Restriction: Banking regulations require the maintenance of certain capital levels that may limit the amount of dividends that may be paid. Regulatory capital requirements are more fully disclosed in Note 19.

Restrictions on Cash: The Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2019 and 2018. Deposits held with the Federal Reserve Bank earn interest.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment changes to be based on the first step in today’s two-step impairment test, thus eliminating step two from the goodwill impairment test.  In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill impairment test. For public companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted this pronouncement on January 1, 2020 and it did not have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts.  This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures.  For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company’s transition team has run parallel models for calculating the expected losses using various forecasts and qualitative factor adjustments, beginning in January 2019, to gain a comprehensive understanding of the impact that CECL and its underlying assumptions will have on the allowance upon adoption and through future periods and has developed internal controls and procedures.  The Company expects that the transition will result in a 20.0% to 30.0% increase to the allowance for credit losses upon adoption on January 1, 2020.  The increase is due to the shift from current loss history to an “expected loss” model, which takes into account losses expected to be incurred over the life of the portfolio.  ASU 2016-13 necessitates that we will also establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we expect allowances on these financial instruments, if any, to be minimal.   As the Company continues to monitor the model, the ultimate impact of adoption could differ from current expectations, but the Company believes any differences from amounts recorded at adoption would be immaterial.  The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  Early adoption of this ASU is permitted for all entities.  An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption.  The Company used the latter approach.  The Company adopted Topic 842 in the first quarter of 2019, and recorded assets and liabilities each increased by approximately $12.0 million as it relates to operating leases in which we are the lessee.  The adoption of this standard has had a significant effect on the Company's consolidated balance sheet but does not materially affect the consolidated statement of earnings.  Refer to Note 14 for more information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  This ASU was effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this pronouncement on January 1, 2018 and it did not have a significant impact on our consolidated financial statements.

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - MARKETABLE SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at December 31, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses:

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,667	$592	$—	$20,259
Municipal securities	16,780	576	8	17,348
Mortgage-backed securities	83,967	550	335	84,182
Collateralized mortgage obligations	89,798	1,146	17	90,927
Total available for sale	$210,212	$2,864	$360	$212,716

Held to maturity:
Municipal securities	$138,416	$4,710	$3	$143,123
Mortgage-backed securities	14,365	198	13	14,550
Collateralized mortgage obligations	2,677	110	—	2,787
Total held to maturity	$155,458	$5,018	$16	$160,460

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,743	$—	$789	$18,954
Municipal securities	15,778	75	260	15,593
Mortgage-backed securities	93,083	52	3,676	89,459
Collateralized mortgage obligations	111,341	—	2,372	108,969
Total available for sale	$239,945	$127	$7,097	$232,975

Held to maturity:
Municipal securities	$141,942	$1,156	$1,094	$142,004
Mortgage-backed securities	17,163	54	500	16,717
Collateralized mortgage obligations	4,059	48	28	4,079
Total held to maturity	$163,164	$1,258	$1,622	$162,800

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other than temporary impairment losses on debt securities related to credit losses recognized during the years ended December 31, 2019 and 2018.

Information pertaining to securities with gross unrealized losses at December 31, 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is detailed in the following tables.  At December 31, 2019, the Company held 95 securities which had been in continuous loss positions over twelve months and 75 securities which had been in continuous loss position less than twelve months. Of the securities in a loss position over twelve months, 37 were classified as available for sale and 58 were classified as held to

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

maturity.  Of the securities in a loss position less than twelve months, 13 were classified as available for sale and 62 were classified as held to maturity. The securities in a loss position were composed of tax exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities.

Management believes the unrealized loss on the remaining securities is a function of the movement of interest rates since the time of purchase. Based on evaluation of available evidence, including recent changes in interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment would be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

The following table summarizes securities with unrealized losses at December 31, 2019 and 2018, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2019	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$—	$—	$—	$—
Municipal securities	(8)	1,138	—	—	(8)	1,138
Mortgage-backed securities	(25)	19,421	(310)	42,116	(335)	61,537
Collateralized mortgage obligations	—	—	(17)	2,594	(17)	2,594
Total available for sale	$(33)	$20,559	$(327)	$44,710	$(360)	$65,269

Held to maturity:
Municipal securities	$(1)	$1,313	$(2)	$759	$(3)	$2,072
Mortgage-backed securities	—	—	(13)	7,032	(13)	7,032
Collateralized mortgage obligations	—	—	—	—	—	—
Total held to maturity	$(1)	$1,313	$(15)	$7,791	$(16)	$9,104

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2018	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(453)	$11,236	$(336)	$7,718	$(789)	$18,954
Municipal securities	(17)	2,219	(243)	7,407	(260)	9,626
Mortgage-backed securities	(89)	7,173	(3,587)	76,717	(3,676)	83,890
Collateralized mortgage obligations	(79)	9,232	(2,293)	99,390	(2,372)	108,622
Total available for sale	$(638)	$29,860	$(6,459)	$191,232	$(7,097)	$221,092

Held to maturity:
Municipal securities	$(512)	$55,793	$(582)	$26,511	$(1,094)	$82,304
Mortgage-backed securities	(21)	1,478	(479)	12,317	(500)	13,795
Collateralized mortgage obligations	(28)	2,171	—	—	(28)	2,171
Total held to maturity	$(561)	$59,442	$(1,061)	$38,828	$(1,622)	$98,270

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

As of December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $278,318 and $259,557 at December 31, 2019 and 2018, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains and losses are listed below:

	2019	2018	2017
Proceeds from sales	$3,957	$411,796	$217,111
Gross gains	—	4	180
Gross losses	(22)	(54)	(13)

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

There were no held to maturity securities sold during the years ended December 31, 2019 or 2018.

Sales of securities held to maturity were as follows for the years ended December 31:

	2019	2018	2017
Proceeds from sales	$—	$—	$3,298
Amortized cost	—	—	3,140
Gross realized gains	—	—	158
Tax expense related to securities gains/losses	—	—	(44)

Included in the amortized cost of held to maturity securities shown above for the year ended December 31, 2017 was $324 of other than temporary impairment that was recorded during 2013, as well as $499 in prior principal write-downs on corporate bonds that were sold during 2017.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The contractual maturities at December 31, 2019 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
December 31, 2019	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$1,015	$1,019	$2,189	$2,200
Due after one year through five years	13,407	13,772	30,221	31,179
Due after five years through ten years	13,324	13,924	32,771	34,078
Due after ten years	8,701	8,892	73,235	75,666
Mortgage-backed securities	83,967	84,182	14,365	14,550
Collateralized mortgage obligations	89,798	90,927	2,677	2,787
Total Securities	$210,212	$212,716	$155,458	$160,460

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes our loan portfolio by type of loan at December 31:

	2019	2018
Commercial and industrial	$279,583	$261,779
Real estate:
Construction and development	280,498	237,503
Commercial real estate	567,360	582,519
Farmland	57,476	67,845
1-4 family residential	412,166	393,067
Multi-family residential	37,379	38,386
Consumer	53,245	54,777
Agricultural	18,359	23,277
Overdrafts	329	382
Total loans	1,706,395	1,659,535
Net of:
Deferred loan costs	601	560
Allowance for loan losses	(16,202)	(14,651)
Total net loans	$1,690,794	$1,645,444

In 2018, the Company acquired overdrafts and recorded them as loans with a fair value and gross contractual fair value of $2 as part of Westbound.  All loans acquired in 2018 were classified as acquired performing loans on the acquisition date.

The Company has entered into transactions, at prevailing market rates and terms, with certain directors, executive officers, significant shareholders and their affiliates. Loans to such related parties at December 31, 2019 and 2018, totaled $33,663 and $56,199, respectively. Unfunded commitments to such related parties at December 31, 2019 totaled $13,846.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Loans to principal officers, directors, and their affiliates during the year ended December 31, 2019, was as follows:

Beginning balance	$56,199
New loans	46,419
Effect of changes in composition of related parties	(17,516)
Repayments	(51,439)
Ending balance	$33,663

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the years ended December 31, 2019, 2018 and 2017:

For the Year Ended December 31, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Provision for loan losses	(117)	458	827	(73)	268	(222)	(2)	(41)	152	1,250
Loans charged-off	(86)	—	—	—	(14)	—	(72)	(89)	(192)	(453)
Recoveries	508	—	1	—	3	—	111	89	42	754
Ending balance	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202
Allowance ending balance:
Individually evaluated for impairment	$—	$—	$1,587	$62	$—	$—	$—	$—	$—	$1,649
Collectively evaluated for impairment	2,008	2,322	5,486	495	3,050	400	588	192	12	14,553
Ending balance	$2,008	$2,322	$7,073	$557	$3,050	$400	$588	$192	$12	$16,202
Loans:
Individually evaluated for impairment	$289	$1,212	$17,483	$133	$2,498	$—	$—	$62	$—	$21,677
Collectively evaluated for impairment	279,294	$279,286	549,877	57,343	409,668	37,379	53,245	18,297	329	1,684,718
Ending balance	$279,583	$280,498	$567,360	$57,476	$412,166	$37,379	$53,245	$18,359	$329	$1,706,395

For the Year Ended December 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Provision for loan losses	426	196	1,472	120	(196)	2	127	(12)	115	2,250
Loans charged-off	(367)	—	(33)	—	(93)	—	(254)	(2)	(169)	(918)
Recoveries	111	—	1	—	135	—	90	65	58	460
Ending balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Allowance ending balance:
Individually evaluated for impairment	$64	$4	$341	$78	$6	$—	$—	$—	$—	$493
Collectively evaluated for impairment	1,687	1,916	5,684	565	2,862	631	565	238	10	14,158
Ending balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Loans:
Individually evaluated for impairment	$1,022	$1,250	$7,153	$140	$1,383	$—	$—	$408	$—	$11,356
Collectively evaluated for impairment	260,757	$236,253	575,366	67,705	391,684	38,386	54,777	22,869	382	1,648,179
Ending balance	$261,779	$237,503	$582,519	$67,845	$393,067	$38,386	$54,777	$23,277	$382	$1,659,535

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

For the Year Ended December 31, 2017	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,592	$1,161	$3,264	$482	$3,960	$281	$585	$153	$6	$11,484
Provision for loan losses	272	563	1,405	41	(418)	348	253	276	110	2,850
Loans charged-off	(1,080)	—	(84)	—	(543)	—	(344)	(242)	(165)	(2,458)
Recoveries	797	—	—	—	23	—	108	—	55	983
Ending balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Allowance ending balance:
Individually evaluated for impairment	$17	$—	$27	$85	$5	$—	$—	$—	$—	$134
Collectively evaluated for impairment	1,564	1,724	4,558	438	3,017	629	602	187	6	12,725
Ending balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Loans:
Individually evaluated for impairment	$463	$—	$4,258	$163	$842	$217	$—	$397	$—	$6,340
Collectively evaluated for impairment	197,045	$196,774	413,879	58,860	373,529	36,357	51,267	25,199	294	1,353,204
Ending balance	$197,508	$196,774	$418,137	$59,023	$374,371	$36,574	$51,267	$25,596	$294	$1,359,544

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

The following tables summarize the credit exposure in the Company's consumer and commercial loan portfolios as of:

December 31, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$279,217	$278,679	$548,662	$57,152	$409,896	$37,379	$53,327	$18,101	$1,682,413
Special mention	153	600	1,071	91	1,425	—	192	126	3,658
Substandard	213	1,219	17,627	233	845	—	55	132	20,324
Total	$279,583	$280,498	$567,360	$57,476	$412,166	$37,379	$53,574	$18,359	$1,706,395

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer and Overdrafts	Agricultural	Total
Grade:
Pass	$260,863	$236,253	$569,648	$67,541	$391,956	$38,386	$55,055	$22,713	$1,642,415
Special mention	224	—	5,691	49	514	—	48	115	6,641
Substandard	692	1,250	7,180	255	597	—	56	449	10,479
Total	$261,779	$237,503	$582,519	$67,845	$393,067	$38,386	$55,159	$23,277	$1,659,535

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

December 31, 2019	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$321	$53	$15	$389	$279,194	$279,583	$—
Real estate:
Construction and development	161	—	—	161	280,337	280,498	—
Commercial real estate	1,181	49	882	2,112	565,248	567,360	—
Farmland	103	—	—	103	57,373	57,476	—
1-4 family residential	2,514	1,433	845	4,792	407,374	412,166	—
Multi-family residential	—	—	—	—	37,379	37,379	—
Consumer	373	152	96	621	52,624	53,245	—
Agricultural	51	67	—	118	18,241	18,359	—
Overdrafts	—	—	—	—	329	329	—
Total	$4,704	$1,754	$1,838	$8,296	$1,698,099	$1,706,395	$—

December 31, 2018	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$209	$493	$266	$968	$260,811	$261,779	$—
Real estate:
Construction and development	735	2,816	—	3,551	233,952	237,503	—
Commercial real estate	1,803	3	3,227	5,033	577,486	582,519	—
Farmland	485	—	—	485	67,360	67,845	—
1-4 family residential	2,849	666	596	4,111	388,956	393,067	—
Multi-family residential	—	—	—	—	38,386	38,386	—
Consumer	526	51	56	633	54,144	54,777	—
Agricultural	105	59	41	205	23,072	23,277	—
Overdrafts	—	—	—	—	382	382	—
Total	$6,712	$4,088	$4,186	$14,986	$1,644,549	$1,659,535	$—

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents information regarding nonaccrual loans as of:

	2019	2018
Commercial and industrial	$46	$366
Real estate:
Construction and development	—	—
Commercial real estate	6,860	3,700
Farmland	182	140
1-4 family residential	3,853	1,567
Multi-family residential	—	—
Consumer	279	66
Agricultural	42	52
Total	$11,262	$5,891

If interest on nonaccrual loans had been accrued, such income would have been approximately $637 and $333 for the years ended December 31, 2019 and 2018, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

Impaired Loans and Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Loans with insignificant delays or insignificant short falls in the amount of payments expected to be collected are not considered to be impaired. Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and TDRs.

The outstanding balances of TDRs are shown below at December 31:

	2019	2018
Nonaccrual TDRs	$101	$335
Performing TDRs	7,240	861
Total	$7,341	$1,196
Specific reserves on TDRs	$164	$—

The following tables present loans by class, modified as TDRs, that occurred during the years ended:

December 31, 2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate	4	$1,680	$1,515
Total	4	$1,680	$1,515

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were two TDRs that subsequently defaulted during 2019, therefore remain on nonaccrual status. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the year ended December 31, 2019.

December 31, 2018	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	3	$504	$504
1-4 family residential	1	78	78
Total	4	$582	$582

There was one TDR that subsequently defaulted in 2018 and was paid off during 2019.  The TDR described above did not increase the allowance for loan losses and resulted in no charge-offs during the years ended December 31, 2018 or 2019.

The following table presents information about the Company’s impaired loans as of:

December 31, 2019	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$289	$289	$—	$312
Real estate:
Construction and development	1,212	1,212	—	1,259
Commercial real estate	4,612	4,612	—	4,244
Farmland	—	—	—	—
1-4 family residential	2,498	2,498	—	1,798
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	62	62	—	190
Subtotal	8,673	8,673	—	7,803
With allowance recorded:
Commercial and industrial	—	—	—	61
Real estate:
Construction and development	—	—	—	—
Commercial real estate	12,871	12,871	1,587	9,111
Farmland	133	133	62	135
1-4 family residential	—	—	—	78
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Subtotal	13,004	13,004	1,649	9,385
Total	$21,677	$21,677	$1,649	$17,188

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents information about the Company’s impaired loans as of December 31, 2018:

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

During the years ended December 31, 2019, 2018 and 2017, total interest income and cash-based interest income recognized on impaired loans was minimal.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment balances, by type, were as follows:

	December 31, 2019	December 31, 2018
Land	$10,944	$10,924
Building and improvements	54,809	52,623
Furniture, fixtures and equipment	17,960	15,675
Automobiles	495	293
	84,208	79,515
Less: accumulated depreciation	30,777	27,288
	$53,431	$52,227

Depreciation expense on premises and equipment totaled $3,886, $3,400 and $3,162 for the years ended December 31, 2019, 2018 and 2017, respectively and is included in occupancy expenses on the consolidated statements of earnings.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 6 - GOODWILL

Changes in the carrying amount of goodwill in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2019	2018
Beginning of year	$32,160	$18,742
Effect of acquisitions	—	13,418
End of year	$32,160	$32,160

NOTE 7 - CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of core deposit intangibles in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2019	2018
Beginning of year	$4,706	$2,724
Effect of acquisitions	—	2,700
Amortization	(853)	(718)
End of year	$3,853	$4,706

Accumulated amortization was $4,678 and $3,825 at December 31, 2019 and 2018, respectively.  Amortization expense related to core deposit intangibles was $853, $718 and $584 during the years ended December 31, 2019, 2018 and 2017, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2019 was as follows:

Year Ended December 31,	Amount
2020	$853
2021	687
2022	453
2023	441
2024	424
Thereafter	995
$3,853

NOTE 8 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits, by type of account, were as follows as of:

	December 31, 2019	December 31, 2018
NOW accounts	$202,672	$252,109
Savings and money market accounts	712,972	694,086
Time deposits $250,000 or less	300,608	298,724
Time deposits greater than $250,000	214,687	136,772
	$1,430,939	$1,381,691

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Year-end maturities of time deposits, as of December 31, 2019, were as follows:

Year Ended December 31,	Amount
2020	$440,588
2021	39,575
2022	16,721
2023	12,909
2024	5,502
Thereafter	—
$515,295

Deposits of executive officers, directors and significant shareholders at December 31, 2019 and 2018 totaled $59,658 and $59,674, respectively.

NOTE 9 - BORROWED MONEY

Federal Home Loan Bank (FHLB) advances, as of December 31, 2019, were as follows:

Fixed-rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2020	1.67%	$46,000
2021	1.87%	1,500
2022	1.99%	1,500
2023	—	—
2024	1.76%	6,000
		55,000

Fixed-rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2021	1.38%	118
		$55,118

The Company has a $25,000 revolving line of credit with a correspondent bank that bears interest at the prime rate plus 0.50%, with quarterly interest payments, and matures in March 2020.  Under the terms of the line of credit, the Company agreed not to pledge or grant a lien or security interest in the stock of the Bank or in any other assets without prior consent of the lender.  As of December 31, 2019, there was no outstanding balance on the line of credit.  To be in compliance with the loan covenants, the Bank is required to maintain no less than a 10% total risk-based capital ratio, must maintain no less than $85,000 in tangible net worth, the ratio of non-performing assets to equity plus allowance for loan losses must not exceed 15%, the cash flow coverage must be greater than 1.25 times, the ratio of other additional debt to total assets must not exceed 15%, and the Company is limited to acquiring additional debt of no more than $500 without prior approval. The Company believes that it is in compliance with all loan covenants.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 10 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	December 31, 2019	December 31, 2018
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	500	2,500
	$10,810	$12,810

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

The securities held by the Trusts can qualify as Tier I capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the full amount is includable in Tier I capital at December 31, 2019 and 2018. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Other Debentures

In July 2015, the Company issued $4,000 in debentures, of which $3,000 were issued to directors and other related parties.  The $3,000 of debentures to related parties were repaid in May 2017 and a $500 par value debenture, which carried a 2.50% rate, matured and was repaid in July 2017.  The remaining $500 debenture had a rate of 4.00%, matured and was paid off in January 2019.

In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties.  In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty’s initial public offering.  A further $1,000 of other debentures matured and were paid off in full in July of 2018 and another $1,000 and $500 of debentures matured and were paid off in full in July and December, respectively, of the current year. The remaining $500 of debentures were issued at par value of $500 with a rate of 5.00% and maturity date of July 1, 2020.  At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture.  The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Maturities of subordinated debentures based on scheduled repayments at December 31, 2019 are as follows (in thousands of dollars):

Year Ended December 31,	Amount
2020	$500
2021	—
2022	—
2023	—
2024	—
Thereafter	10,310
$10,810

NOTE 11 - STOCK OPTIONS

The Company’s 2015 Equity Incentive Plan (the “Plan”) was adopted by the Company and approved by its shareholders in April 2015.  The maximum number of shares of common stock that may be issued pursuant to stock-based awards under the Plan equals 1,000,000 shares, all of which may be subject to incentive stock option treatment.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 5 to 10 years and have 10-year contractual terms. Restricted stock awards vest under the period of restriction specified within their respective award agreements as determined by the Company.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date, for the years ended December 31:

	2019	2018	2017
Risk-free interest rate	2.11%	2.87%	2.00%
Expected term (in years)	6.50	6.50	6.46
Expected stock price volatility	19.89%	20.10%	18.54%
Dividend yield	2.36%	1.76%	1.61%

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of activity in the Plan during the years ended December 31 follows:

2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	537,872	$26.49	6.97	$2,088
Granted	39,000	29.89	9.40	117
Exercised	(37,672)	24.55	4.11	314
Forfeited	(31,200)	30.04	8.02	89
Balance, December 31, 2019	508,000	$26.68	6.24	$3,159

Exercisable at end of period	256,880	$25.21	5.18	$1,971

2018	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	469,044	$25.11	7.32	$2,623
Granted	101,000	32.29	9.51	5
Exercised	(14,372)	22.74	4.33	102
Forfeited	(17,800)	26.07	6.71	96
Balance, December 31, 2018	537,872	$26.49	6.97	$2,088

Exercisable at end of period	206,312	$24.48	5.65	$1,113

A summary of nonvested activity in the Plan during the years ended December 31 follows:

2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	331,560	$27.74	7.77	$975
Granted	39,000	29.89	9.40	117
Vested	(91,040)	26.71	6.02	563
Forfeited	(28,400)	33.00	8.81	89
Balance, December 31, 2019	251,120	$28.18	7.31	$1,188

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2018	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	334,400	$25.72	7.91	$1,673
Granted	101,000	32.29	9.51	5
Vested	(88,440)	25.51	6.69	400
Forfeited	(15,400)	30.14	7.76	96
Balance, December 31, 2018	331,560	$27.74	7.77	$975

Restricted Stock Awards and Units

A summary of activity in the Plan during years ended December 31, 2019 and 2018 follows:

2019	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	959	$31.57
Vested	480	31.57
Released	(1,439)	31.57
Forfeited	—	—
Balance, December 31, 2019	—	$—

2018	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	—	$—
Vested	959	31.57
Released	—	—
Forfeited	—	—
Balance, December 31, 2018	959	$31.57

A summary of nonvested activity in the Plan during the twelve months ended December 31, 2019 and 2018 follows:

2019	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	1,439	$31.57
Granted	30,500	30.25
Vested	(480)	31.57
Forfeited	—	—
Balance, December 31, 2019	31,459	$30.29

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2018	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	—	—
Vested	(959)	31.57
Forfeited	—	—
Balance, December 31, 2018	1,439	$31.57

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

Information related to the Plan is as follows for the years ended December 31:

	2019	2018	2017
Intrinsic value of options exercised	$314	$102	$132
Cash received from options exercised	925	327	84
Weighted average fair value of options granted	16.07	6.69	7.91

As of December 31, 2019, there was $2,069 of total unrecognized compensation expense related to unvested stock options granted under the Plan.  The expense is expected to be recognized over a weighted-average period of 3.44 years.

The Company granted options under the Plan in 2019, 2018 and 2017.  Expense of $663, $592 and $355 was recorded during the years ended December 31, 2019, 2018 and 2017, respectively, which represents the fair value of shares vested during those years.

NOTE 12 - STOCK APPRECIATION RIGHTS

On June 1, 2017, the Company terminated the Guaranty Bancshares, Inc. Fair Market Value Stock Appreciation Rights Plan, paid all accrued benefits through the termination date and issued equivalent stock options to the plan holders that expire 10 years from the issuance date.  Expense associated with stock appreciation rights in 2017 was $318. There were no SARs granted in 2018 or 2019.

NOTE 13 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016.  Guaranty's total contributions accrued or paid during the years ended December 31, 2019, 2018 and 2017 totaled $1,270, $1,125 and $965, respectively.

Benefits under the KSOP generally are distributed to participants in the form of cash, although participants have the right to receive distributions in the form of shares of common stock.

As of December 31, 2019 and 2018, the number of shares held by the KSOP was 1,224,697 and 1,333,504, respectively.  There were no unallocated shares to plan participants as of December 31, 2019 and 2018.

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

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $34,495 and $26,301 as of December 31, 2019 and 2018, respectively.

Expense related to these plans totaled $602, $502 and $447 for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in employee compensation and benefits on the Company's consolidated statements of earnings. The recorded liability totaled approximately $4,081 and $3,667 as of December 31, 2019 and 2018, respectively and is included in accrued interest and other liabilities on the Company's consolidated balance sheets.

Bonus Plan

The Company has a Bonus Plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by the board of directors. The Bonus Plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by our board of directors. The bonus expense under this plan for the years ended December 31, 2019, 2018 and 2017 totaled $3,265, $2,943 and $2,316, respectively and is included in employee compensation and benefits on the Company's consolidated statements of earnings.

NOTE 14 - LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 15 years. Some of the Company’s operating leases include options to extend the leases for up to 7 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities.  The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease.  As of December 31, 2019, operating lease right-of-use assets were $11.6 million and liabilities were $11.7 million and were included within the accompanying consolidated balance sheet as components of other assets and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the year ended December 31, 2019 was approximately $1,881, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The table below summarizes other information related to our operating leases:

As of December 31, 2019
Operating leases
Operating lease right-of-use assets	$11,554
Operating lease liabilities	11,675

Weighted average remaining lease term
Operating leases	10 years
Weighted average discount rate
Operating leases	2.69%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2024 and thereafter.  Minimum future lease payments under these non-cancelable operating leases in excess of one year as of December 31, 2019, are as follows:

Year Ended December 31,	Amount
2020	$1,622
2021	1,430
2022	1,323
2023	1,314
2024	1,312
Thereafter	6,312
Total lease payments	13,313
Less: interest	(1,638)
Present value of lease liabilities	$11,675

NOTE 15 - INCOME TAXES

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

The consolidated provision for income taxes were as follows as of December 31:

	2019	2018	2017
Current federal tax expense	$6,097	$5,288	$5,803
Deferred federal tax (benefit) expense	(319)	(683)	740
Revaluation of net deferred tax assets due to change in U.S. federal statutory income tax rate	—	(6)	1,695
Total	$5,778	$4,599	$8,238

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis as of December 31:

	2019	2018	2017
Federal statutory income tax at 21% for 2019 and 2018, and 35% for 2017	$6,732	$5,291	$7,937
Tax exempt interest income	(1,027)	(968)	(1,560)
Revaluation of net deferred tax assets due to change in U.S. federal statutory income tax rate	—	(6)	1,695
Earnings of bank owned life insurance	(192)	(113)	(161)
Nondeductible expenses	462	566	577
Other	(197)	(171)	(250)
Total	$5,778	$4,599	$8,238

Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, and as detailed in the table above, we recognized a provisional net tax expense totaling $1,695 in 2017 and a net tax benefit resulting from the finalization of those calculations totaling $6 in 2018.  As of December 31, 2019, the accounting for the income tax enactment-date effects of the new tax law has been completed.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The components of the deferred tax assets (liabilities), in the accompanying consolidated balance sheets consisted of the following as of December 31:

	2019	2018
Deferred tax assets:
Allowance for loan losses	$3,402	$3,077
Deferred compensation	857	770
Unrealized loss on available for sale securities	—	1,464
Bonus accrual	399	328
Accretion of acquisition allowance	183	327
Other real estate owned	134	65
Other	420	484
Total deferred tax assets	5,395	6,515
Deferred tax liabilities:
Unrealized gain on available for sale securities	(526)	—
Premises and equipment	(2,353)	(2,334)
Prepaid expenses	(270)	(179)
Deferred loan costs, net	(137)	(118)
Intangibles	(470)	(590)
Other	(101)	(85)
Total deferred tax liabilities	(3,857)	(3,306)
Net deferred tax asset	$1,538	$3,209

NOTE 16 - NONINTEREST INCOME AND NONINTEREST EXPENSE

Other operating income consisted of the following for the years ended December 31:

	2019	2018	2017
Fiduciary income	$1,760	$1,587	$1,463
Bank-owned life insurance income	774	570	461
Merchant and debit card fees	4,264	3,642	3,119
Loan processing fee income	590	589	597
Other noninterest income	3,031	3,057	2,745
Total	$10,419	$9,445	$8,385

Other operating expense consisted of the following for the years ended December 31:

	2019	2018	2017
Legal and professional fees	$2,610	$3,080	$2,061
Software support fees	3,341	2,502	2,089
Amortization	1,378	1,228	1,033
Director and committee fees	873	1,029	1,064
Advertising and promotions	1,655	1,410	1,193
ATM and debit card expense	1,347	1,127	899
Office and computer supplies	470	416	426
Postage	302	310	301
Telecommunication expense	676	649	526
FDIC insurance assessment fees	173	625	671
Other real estate owned expenses and write-downs	59	157	128
Other	3,900	3,721	3,513
Total	$16,784	$16,254	$13,904

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 17 - DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest rate swaps with notional amounts totaling $5,000 as of December 31, 2019 and 2018, were designated as cash flow hedges of the debentures and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income.

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

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures was as follows:

December 31, 2019
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	6.25	$314
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	2.83	$212

December 31, 2018
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	7.25	$220
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	3.83	$173

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Interest expense recorded on these swap transactions totaled $648, $687 and $724 during the years ended December 31, 2019, 2018 and 2017, respectively, and is reported as a component of interest expense on the debentures.  At December 31, 2019, the Company expected none of the unrealized losses to be reclassified as a reduction of interest expense during the remainder of 2020.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2019 and 2018, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of December 31:

	Contract or Notional Amount
	2019	2018
Commitments to extend credit	$440,685	$342,523
Letters of credit	9,054	11,675

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At December 31, 2019, the Company had letters of credit of $2,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 19 - REGULATORY MATTERS

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions to be fully phased in by January 1, 2019.  Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined).  Management believes, as of December 31, 2019 and 2018, that the Bank met all capital adequacy requirements to which it was subject.

When fully phased in on January 1, 2019, the Basel III Capital Rules, among other things, will have (i) introduced a new capital measure called “Common Equity Tier I” (“CET1”), (ii) specified that Tier I capital consist of CET1 and “Additional Tier I Capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations.

Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.

As of December 31, 2019 and 2018, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since December 31, 2019 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital at December 31, 2019 and 2018. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following tables:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital to risk-weighted assets:
Consolidated	$253,793	13.29%	$152,770	8.00%	$200,510	10.50%		n/a
Bank	249,643	13.07%	152,774	8.00%	200,516	10.50%	$190,968	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	237,591	12.44%	114,577	6.00%	162,318	8.50%		n/a
Bank	233,441	12.22%	114,581	6.00%	162,322	8.50%	152,774	8.00%
Tier 1 capital to average assets:(1)
Consolidated	237,591	10.29%	92,318	4.00%	92,318	4.00%		n/a
Bank	233,441	10.11%	92,321	4.00%	92,321	4.00%	115,401	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	227,281	11.90%	85,933	4.50%	133,674	7.00%		n/a
Bank	233,441	12.22%	85,935	4.50%	133,677	7.00%	124,129	6.50%

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

Dividends paid by the Company are mainly provided by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of its bank subsidiary to transfer funds to Guaranty in the form of cash dividends, loans or advances. The amount of dividends that a subsidiary bank organized a national banking association, such as the Bank, may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. As of December 31, 2019, the Bank had $18,475 available for payment of dividends.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 20 - CONCENTRATIONS OF CREDIT RISK

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

NOTE 21 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by collateralized mortgage obligations securities with a market value of $11,100 as of December 31, 2019 and collateralized mortgage obligations and agency securities with a market value of $12,228 as of December 31, 2018, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows as of December 31:

	2019	2018
Average balance during the year	$10,901	$12,796
Average interest rate during the year	0.50%	0.57%
Maximum month-end balance during the year	$11,542	$14,365
Weighted average interest rate at year-end	0.31%	0.44%

NOTE 22 - RELATED PARTIES

As more fully described in Note 4, Note 8 and Note 10, the company has entered into loans, deposits and debenture transactions with related parties. Management believes the transactions entered into with related parties are in the ordinary course of business and are on terms similar to transitions with unaffiliated parties.

NOTE 23 - FAIR VALUE

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value as of December 31:

2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$84,182	$—	$84,182	$—
Collateralized mortgage obligations	90,927	—	90,927	—
Municipal securities	17,348	—	17,348	—
Corporate bonds	20,259	—	20,259	—
Loans held for sale	2,368	—	—	2,368
Cash surrender value of life insurance	34,495	—	34,495	—
SBA servicing assets	672	—	—	672
Derivative instrument assets	526	—	526	—
Derivative instrument liabilities	(526)	—	(526)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	20,028	—	—	20,028
Other real estate owned	603	—	—	603

2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$89,459	$—	$89,459	$—
Collateralized mortgage obligations	108,969	—	108,969	—
Municipal securities	15,593	—	15,593	—
Corporate bonds	18,954	—	18,954	—
Loans held for sale	1,795	—	—	1,795
Cash surrender value of life insurance	26,301	—	26,301	—
SBA servicing assets	1,107	—	—	1,107
Derivative instrument assets	392	—	392	—
Derivative instrument liabilities	(392)	—	(392)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	10,863	—	—	10,863
Other real estate owned	751	—	—	751

There were no transfers between Level 2 and Level 3 during the year ended December 31, 2019 or 2018.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Nonfinancial Assets and Nonfinancial Liabilities:

Nonfinancial assets measured at fair value on a nonrecurring basis during the years ended December 31, 2019 and 2018 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value as of December 31:

	2019	2018	2017
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$147	$542	$1,082
Charge-offs recognized in the allowance for loan losses	(11)	(25)	(195)
Fair value of other real estate owned remeasured at initial recognition	$136	$517	$887

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$35	$599	$—
Write-downs included in collection and other real estate owned expense	(10)	(56)	—
Fair value of other real estate owned remeasured subsequent to initial recognition	$25	$543	$—

The following table presents quantitative information about nonrecurring Level 3 fair value measurements at:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2019
Impaired loans	$20,028	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (12%)
Other real estate owned	$603	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

.	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2018
Impaired loans	$10,863	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (19%)
Other real estate owned	$751	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments, not previously in this note, at December 31, 2019 and 2018 are as follows:

	Fair value measurements as of December 31, 2019 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$90,714	$90,714	$—	$—	$90,714
Marketable securities held to maturity	155,458	—	160,460	—	160,460
Loans, net	1,690,794	—	—	1,705,155	1,705,155
Accrued interest receivable	9,151	—	9,151	—	9,151
Nonmarketable equity securities	12,301	—	12,301	—	12,301
Financial liabilities:
Deposits	$1,956,804	$1,438,509	$520,469	$—	$1,958,978
Securities sold under repurchase agreements	11,100	—	11,100	—	11,100
Accrued interest payable	1,642	—	1,642	—	1,642
Federal Home Loan Bank advances	55,118	—	55,125	—	55,125
Subordinated debentures	10,810	—	8,677	—	8,677

	Fair value measurements as of December 31, 2018 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$71,510	$71,510	$—	$—	$71,510
Marketable securities held to maturity	163,164	—	162,800	—	162,800
Loans, net	1,645,444	—	—	1,630,600	1,630,600
Accrued interest receivable	9,292	—	9,292	—	9,292
Nonmarketable equity securities	14,937	—	14,937	—	14,937
Financial liabilities:
Deposits	$1,871,480	$1,435,985	$434,647	$—	$1,870,632
Securities sold under repurchase agreements	12,228	—	12,228	—	12,228
Accrued interest payable	1,651	—	1,651	—	1,651
Federal Home Loan Bank advances	115,136	—	114,934	—	114,934
Subordinated debentures	12,810	—	10,724	—	10,724

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 24 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ending December 31, 2019:

	Losses on Cash Flow Hedges	Unrealized (Losses) and Gains on Available for Sale Securities	Unrealized (Losses) and Gains on Held to Maturity Securities	Total
Beginning balance	$(393)	$(8,705)	$(64)	$(9,162)
Other comprehensive (loss) income before reclassification	(133)	7,467	18	7,352
Amounts reclassified from accumulated other comprehensive loss	—	17	—	17
Net current period other comprehensive (loss) income	(133)	7,484	18	7,369
Ending balance	$(526)	$(1,221)	$(46)	$(1,793)

The following are amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2019:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized loss on available for sale securities	$22	Net realized loss on sale of securities transactions
	(5)	Tax benefit
	$17	Net of Tax

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ended December 31, 2018:

	(Losses) and Gains on Cash Flow Hedges	Unrealized Losses on Available for Sale Securities	Unrealized (Losses) and Gains on Held to Maturity Securities	Total
Beginning balance	$(571)	$(5,460)	$(96)	$(6,127)
Other comprehensive income (loss) before reclassification	178	(2,799)	32	(2,589)
Amounts reclassified from accumulated other comprehensive loss	—	40	—	40
Net current period other comprehensive income (loss)	178	(2,759)	32	(2,549)
Reclassification of certain tax effects from accumulated other comprehensive loss	—	(486)	—	(486)
Ending balance	$(393)	$(8,705)	$(64)	$(9,162)

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following are amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2018:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized loss on available for sale securities	$50	Net realized loss on sale of securities transactions
	(10)	Tax effect
	$40	Net of Tax

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ended December 31, 2017:

	(Losses) and Gains on Cash Flow Hedges	Unrealized Losses on Available for Sale Securities	Unrealized (Losses) and Gains on Held to Maturity Securities	Total
Beginning balance	$(695)	$(5,319)	$(473)	$(6,487)
Other comprehensive income (loss) before reclassification	124	(33)	377	468
Amounts reclassified from accumulated other comprehensive loss	—	(108)	—	(108)
Net current period other comprehensive income (loss)	124	(141)	377	360
Ending balance	$(571)	$(5,460)	$(96)	$(6,127)

The following are amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2017:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized gain on available for sale securities	$(167)	Net realized gain on sale of securities transactions
	59	Tax effect
	$(108)	Net of Tax

NOTE 25 - EARNINGS PER SHARE

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

The computations of basic and diluted earnings per share for the Company were as follows (in thousands except per share amounts) as of December 31:

	2019	2018	2017
Numerator:
Net earnings (basic)	$26,279	$20,596	$14,439
Net earnings (diluted)	$26,279	$20,596	$14,439

Denominator:
Weighted-average shares outstanding (basic)	11,638,897	11,562,826	10,230,840
Effect of dilutive securities:
Common stock equivalent shares from stock options	66,202	90,940	82,529
Weighted-average shares outstanding (diluted)	11,705,099	11,653,766	10,313,369

Net earnings per share
Basic	$2.26	$1.78	$1.41
Diluted	$2.25	$1.77	$1.40

NOTE 26 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Guaranty Bancshares, Inc. follows:

	2019	2018
ASSETS
Cash and cash equivalents	$7,264	$4,111
Investment in banking subsidiaries	268,237	255,637
Other assets	469	384
Total assets	$275,970	$260,132

LIABILITIES AND EQUITY
Debt	$11,563	$12,810
Accrued expenses and other liabilities	2,856	2,739
Shareholders’ equity	261,551	244,583
Total liabilities and shareholders’ equity	$275,970	$260,132

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	2019	2018	2017
Interest income	$15	$13	$11
Dividends from Guaranty Bank & Trust	23,000	10,000	—
	23,015	10,013	11
Expenses
Interest expense	653	687	1,024
Other expenses	1,819	2,590	1,682
	2,472	3,277	2,706
Income (loss) before income tax and equity in undistributed income of subsidiary	20,543	6,736	(2,695)
Income tax benefit	639	482	354
Income (loss) before equity in undistributed earnings of subsidiary	21,182	7,218	(2,341)
Equity in undistributed earnings of subsidiary	5,097	13,378	16,780
Net earnings	$26,279	$20,596	$14,439
Comprehensive income	$33,648	$18,047	$14,799

	2019	2018	2017
Cash flows from operating activities
Net earnings	$26,279	$20,596	$14,439
Adjustments:
Equity in undistributed subsidiary earnings	(5,097)	(13,378)	(16,780)
Stock based compensation	663	592	355
Change in other assets	85	127	1,270
Change in other liabilities	503	557	1,589
Net cash provided by operating activities	22,433	8,494	873

Cash flows from investing activities
Cash paid in connection with acquisitions	—	(6,423)	—
Investment in Guaranty Bank & Trust	—	—	(15,000)
Net cash used in investing activities	—	(6,423)	(15,000)

Cash flows from financing activities
Proceeds of borrowings	—	—	2,000
Repayments of borrowings	(2,000)	(1,000)	(25,786)
Sale of common stock	—	—	55,755
Purchase of treasury stock	(10,140)	(4,265)	—
Exercise of stock options	925	327	84
Dividends paid	(8,065)	(7,031)	(5,562)
Net cash (used in) provided by financing activities	(19,280)	(11,969)	26,491

Net change in cash and cash equivalents	3,153	(9,898)	12,364
Beginning cash and cash equivalents	4,111	14,009	1,645
Ending cash and cash equivalents	$7,264	$4,111	$14,009