Form 10-Q
period 2020-03-31
GUARANTY BANCSHARES INC /TX/
filed 2020-05-08
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ☒

As of May 1, 2020, there were 11,013,804 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$40,354	$39,907
Federal funds sold	81,250	45,246
Interest-bearing deposits	25,324	5,561
Total cash and cash equivalents	146,928	90,714
Securities available for sale	377,062	212,716
Securities held to maturity	—	155,458
Loans held for sale	4,024	2,368
Loans, net of allowance for credit losses of $21,948 and $16,202, respectively	1,696,861	1,690,794
Accrued interest receivable	8,148	9,151
Premises and equipment, net	54,496	53,431
Other real estate owned	605	603
Cash surrender value of life insurance	34,713	34,495
Core deposit intangible, net	3,639	3,853
Goodwill	32,160	32,160
Other assets	32,348	32,701
Total assets	$2,390,984	$2,318,444
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$528,817	$525,865
Interest-bearing	1,471,609	1,430,939
Total deposits	2,000,426	1,956,804
Securities sold under agreements to repurchase	11,843	11,100
Accrued interest and other liabilities	23,645	23,061
Line of credit	20,000	—
Federal Home Loan Bank advances	70,614	55,118
Subordinated debentures	10,810	10,810
Total liabilities	2,137,338	2,056,893
Commitments and contingencies (see Note 11)
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 12,908,097 and 12,905,097 shares issued, and 11,128,556 and 11,547,443 shares outstanding, respectively	12,908	12,905
Additional paid-in capital	186,916	186,692
Retained earnings	98,805	98,239
Treasury stock, 1,779,541 and 1,357,654 shares at cost	(45,309)	(34,492)
Accumulated other comprehensive income (loss)	326	(1,793)
Total shareholders' equity	253,646	261,551
Total liabilities and shareholders' equity	$2,390,984	$2,318,444

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income
Loans, including fees	$22,517	$22,244
Securities
Taxable	1,294	1,599
Nontaxable	975	959
Federal funds sold and interest-bearing deposits	466	505
Total interest income	25,252	25,307

Interest expense
Deposits	4,421	5,673
FHLB advances and federal funds purchased	82	447
Subordinated debentures	143	169
Other borrowed money	37	11
Total interest expense	4,683	6,300

Net interest income	20,569	19,007
Provision for credit losses	1,400	575
Net interest income after provision for credit losses	19,169	18,432

Noninterest income
Service charges	908	826
Net realized gain on sale of loans	1,189	477
Other income	2,864	2,259
Total noninterest income	4,961	3,562

Noninterest expense
Employee compensation and benefits	9,466	8,986
Occupancy expenses	2,477	2,451
Other expenses	4,464	4,033
Total noninterest expense	16,407	15,470

Income before income taxes	7,723	6,524
Income tax provision	1,445	1,187
Net earnings	$6,278	$5,337
Basic earnings per share	$0.55	$0.45
Diluted earnings per share	$0.55	$0.45

See accompanying notes to consolidated financial statements.

4.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net earnings	$6,278	$5,337
Other comprehensive income:
Unrealized gains on securities
Unrealized holding gains arising during the period	1,104	5,159
Unrealized gains on held to maturity securities transferred to available for sale	2,265	—
Amortization of net unrealized gains on held to maturity securities	46	5
Tax effect	(710)	(1,086)
Unrealized gains on securities, net of tax	2,705	4,078
Unrealized holding losses arising during the period on interest rate swaps	(586)	(83)
Total other comprehensive income	2,119	3,995
Comprehensive income	$8,397	$9,332

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
For the Three Months Ended March 31, 2019
Balance at December 31, 2018	$—	$12,835	$185,174	$80,088	$(24,352)	$(9,162)	$244,583
Net earnings	—	—	—	5,337	—	—	5,337
Other comprehensive loss	—	—	—	—	—	3,995	3,995
Exercise of stock options	—	19	462	—	—	—	481
Purchase of treasury stock	—	—	—	—	(2,215)	—	(2,215)
Restricted stock grants	—	31	(31)	—	—	—	—
Stock based compensation	—	—	137	—	—	—	137
Dividends:
Common - $0.17 per share	—	—	—	(2,008)	—	—	(2,008)
Balance at March 31, 2019	$—	$12,885	$185,742	$83,417	$(26,567)	$(5,167)	$250,310

For the Three Months Ended March 31, 2020
Balance at December 31, 2019	$—	$12,905	$186,692	$98,239	$(34,492)	$(1,793)	$261,551
Impact of adoption of ASC 326, net of tax of $955	—	—	—	(3,593)	—	—	(3,593)
Net earnings	—	—	—	6,278	—	—	6,278
Other comprehensive income	—	—	—	—	—	2,119	2,119
Exercise of stock options	—	3	69	—	—	—	72
Purchase of treasury stock	—	—	—	—	(10,817)	—	(10,817)
Stock based compensation	—	—	155	—	—	—	155
Dividends:
Common - $0.19 per share	—	—	—	(2,119)	—	—	(2,119)
Balance at March 31, 2020	$—	$12,908	$186,916	$98,805	$(45,309)	$326	$253,646

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net earnings	$6,278	$5,337
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	989	1,003
Amortization	335	348
Deferred taxes	(613)	(43)
Premium amortization, net of discount accretion	912	943
Gain on sale of loans	(1,189)	(477)
Provision for credit losses	1,400	575
Origination of loans held for sale	(25,017)	(13,560)
Proceeds from loans held for sale	24,550	14,610
Write-down of other real estate and repossessed assets	102	10
Net gain on sale of premises, equipment, other real estate owned and other assets	(2)	(34)
Stock based compensation	155	137
Net change in accrued interest receivable and other assets	1,775	(9,826)
Net change in accrued interest payable and other liabilities	(45)	11,302
Net cash provided by operating activities	9,630	10,325

Cash flows from investing activities
Securities available for sale:
Purchases	(19,551)	(5,120)
Proceeds from maturities and principal repayments	10,142	5,855
Securities held to maturity:
Proceeds from maturities and principal repayments	3,024	1,666
Net originations of loans	(12,194)	3,760
Net purchases of premises and equipment	(2,054)	(1,154)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	177	296
Net cash (used in) provided by investing activities	(20,456)	5,303

See accompanying notes to consolidated financial statements.

7.

	For the Three Months Ended March 31,
	2020	2019
Cash flows from financing activities
Net change in deposits	43,622	90,821
Net change in securities sold under agreements to repurchase	743	(686)
Proceeds from FHLB advances	60,000	56,000
Repayment of FHLB advances	(44,504)	(121,005)
Proceeds from line of credit	20,000	—
Repayments of debentures	—	(500)
Purchase of treasury stock	(10,817)	(1,932)
Exercise of stock options	72	481
Cash dividends	(2,076)	(2,013)
Net cash provided by financing activities	67,040	21,166
Net change in cash and cash equivalents	56,214	36,794
Cash and cash equivalents at beginning of period	90,714	71,510
Cash and cash equivalents at end of period	$146,928	$108,304

Supplemental disclosures of cash flow information
Interest paid	$4,915	$6,174

Supplemental schedule of noncash investing and financing activities
Purchase of treasury stock accrued	—	283
Cash dividends accrued	2,119	2,008
Transfer loans to other real estate owned and repossessed assets	179	130

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

The consolidated financial statements in this Report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2019, included in Guaranty’s Annual Report on Form 10-K for the year ended December 31, 2019.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

COVID-19:  On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread through the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.  The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company.

Government leaders and the Federal Reserve have taken several actions designed to mitigate the economic fallout resulting from the coronavirus.  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, authorized more than $2 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small businesses, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries.  The goal of CARES Act is to prevent severe economic downturn. The CARES Act also provided for temporary interest only or payment deferral modifications for loans

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

without classifying them as troubled debt restructurings under current accounting rules. Additional government backed hardship relief measures are currently being negotiated.

Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time.  On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%, and this rate was further reduced to a rate target range of 0.00% to 0.25% on March 16, 2020.  These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations, as well as business and consumer confidence.  As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income.  Other financial impacts could occur though such potential impact is unknown at this time.

Recent Accounting Pronouncements:

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and held-to-maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842: Leases.  In addition, ASC 326 made changes to the accounting for available for sale debt securities.  One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted the Current Expected Credit Losses (CECL) standard (Accounting Standards Update 2016-13 or ASC 326) on January 1, 2020.  The day one impact of adopting CECL resulted in an allowance increase of $4,548, or 28.1%, from December 31, 2019.  The day one increase was primarily due to recognizing expected lifetime losses in the portfolio and adding an economic forecast based upon our assumptions on January 1, 2020.  Subsequent to the day one effect, there was a $1,400 provision for loan losses in the first quarter of 2020, compared to no provision recorded in the fourth quarter of 2019 and $575 in the first quarter of 2019.  The $1,400 provision this quarter consists of approximately $900 that we recorded as a result of COVID-19 specifically and the remaining $500 was calculated using our standard CECL methodology.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures.  Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded a decrease to retained earnings of $4,548, net of tax effects of $955, as of January 1, 2020 for the cumulative effect of adopting ASC 326.

Allowance for Credit Losses:

Available for Sale Debt Securities

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether or not it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the securities amortized cost basis is written down to fair

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected are less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provisions for or reversal of credit loss expense. Losses are charged against the allowance when management believes an available-for-sale security is uncollectible or when either of the criteria regarding intent to sell or required to sell is met.  Accrued interest receivable on available for sale debt securities is excluded from the estimate of credit losses.

Loans

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected over the lifetime of the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.  Subsequent recoveries, if any, are credited to the allowance.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We use the weighted-average remaining maturity method (WARM) method as the basis for the estimation of expected credit losses. The WARM method uses a historical average annual charge-off rate. This average annual charge-off rate contains loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a segment at the balance sheet date.  The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate.  The calculation of the unadjusted historical charge-off rate is then adjusted for current conditions and for reasonable and supportable forecast periods.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors.

The allowance for credit losses is measured on a collective (pool or segment) basis when similar risk characteristics exist. Our loan portfolio segments include both regulatory call report codes and by internally identified risk ratings for our commercial loan segments and by delinquency status for our consumer loan segments.  We also have separate segments for our mortgage warehouse loans, for our internally originated SBA loans and for our SBA loans acquired from Westbound Bank in 2018. Accrued interest receivable on loans is excluded from the estimate of credit losses.

Below is a summary of the segments and certain of the inherent risks in the Company’s loan portfolio:

Commercial and industrial:

This portfolio segment includes general secured and unsecured commercial loans which are not secured by real estate or may be secured by real estate but made for the primary purpose of a short term revolving line of credit. Credit risk inherent in this portfolio segment include fluctuations in the local and national economy.

Construction and development:

This portfolio segment includes all loans for the purpose of construction, including both business and residential structures; and real estate development loans, including non-agricultural vacant land. Credit risk inherent in this portfolio include fluctuations in property values, unemployment, and changes in the local and national economy.

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

Mortgage Warehouse:

The mortgage warehouse portfolio includes loans in which we purchase mortgage loan ownership interests from unaffiliated mortgage originators that are generally held by us for a period of less than 30-days, typically 5-10 days before they are sold to an approved investor.  These loans are consistently underwritten based on standards established by the approved investor. Risks inherent in this portfolio include borrower or mortgage originator fraud.

SBA – Acquired Loans

The SBA – acquired loans segment consists of partially SBA guaranteed loans that were acquired from Westbound Bank in June 2018.  These loans are commercial real estate and commercial and industrial in nature and were underwritten with guidelines that are less conservative than our Company.  Risks inherent in this portfolio include increases in interest rates, as most are variable rate loans, generally lower levels of borrower equity, less conservative underwriting guidelines, fluctuations in real estate values and changes in the local and national economy.

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

SBA – Originated Loans

The SBA – originated loans segment consists of loans that are partially guaranteed by the SBA and were originated and underwritten by Guaranty Bank & Trust loan officers.  Risks inherent in this portfolio include increases in interest rates due to variable rate structures, generally lower levels of borrower equity or net worth, fluctuations in real estate values and changes in the local and national economy.

SBA – Paycheck Protection Program Loans

Loans originated under the PPP are 100% government guaranteed by the SBA.  As a result, the loans are excluded from the segments above and a minimal reserve estimate was applied to this segment of loans for purposes of calculating the credit loss provision.

In general, the loans in our portfolio have low historical credit losses.  The credit quality of loans in our portfolio is impacted by delinquency status and debt service coverage generated by our borrowers’ businesses and fluctuations in the value of real estate collateral.  Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans.  In general, these types of loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans.  We consider the majority of our consumer type loans to be “seasoned” and that the credit quality and current level of delinquencies and defaults represents the level of reserve needed in the allowance for credit losses.  If delinquencies and defaults were to increase, we may be required to increase our provision for credit losses, which would adversely affect our results of operations and financial condition.  Delinquency statistics are updated at least monthly.

Internal risk ratings are considered the most meaningful indicator of credit quality for new commercial and industrial, construction, and commercial real estate loans.  Internal risk ratings are a key factor that impact management’s estimates of loss factors used in determining the amount of the allowance for credit losses.  Internal risk ratings are updated on a continuous basis.

Loans that do not share risk characteristics are evaluated on an individual basis.  Loans evaluated individually are not also included in the collective evaluation.  When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Credit Quality Indicators - The Company monitors the credit quality of the loans in the various segments by identifying and evaluating credit quality indicators specific to each segment class. This information is incorporated into management’s analysis of the adequacy of the allowance for credit losses. Information for the credit quality indicators is updated monthly or quarterly for classified assets and at least annually for the remainder of the portfolio.

The following is a discussion of the primary credit quality indicators most closely monitored for the loan portfolio, by class:

Commercial and industrial:	In assessing risk associated with commercial loans, management considers the business’s cash flow and the value of the underlying collateral to be the primary credit quality indicators.

Construction and development:

In assessing the credit quality of construction loans, management considers the ability of the borrower to make principal and interest payments in the event that he is unable to sell the completed structure to be a primary credit quality indicator. For real estate development loans, management also considers the likelihood of the successful sale of the constructed properties in the development.

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

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Consumer:

Management considers delinquency status to be the primary credit quality indictor of consumer loans. Others include the debt to income ratio of the borrower, the borrower’s credit history, the availability of other credit to the borrower, the borrower’s past-due history, and, if applicable, the value of the underlying collateral to be primary credit quality indicators.

1-4 family residential:

Management considers delinquency status to be the primary credit quality indictor of 1-4 family residential loans. Others include changes in the local economy, changes in property values, and changes in local unemployment rates to be key credit quality indicators of the loans in the 1-4 family residential loan segment.

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

From time to time, we modify our loan agreement with a borrower.  A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by us that would not otherwise be considered for a borrower with similar credit risk characteristics.  Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity.  We review each troubled debt restructured loan and determine on a case by case basis if the loan can be grouped with its like segment for allowance consideration or whether it should be individually evaluated for a specific allowance for credit loss allocation.  If individually evaluated, an allowance for credit loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.

Reserve for Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on off balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 - MARKETABLE SECURITIES

During the three months ended March 31, 2020, the Company transferred all of its investment securities classified as held to maturity to available for sale in order to provide maximum flexibility to address liquidity and capital needs that may result from COVID-19. The Company believes that these transfers are allowable under existing GAAP due to the isolated, non-recurring and unusual events resulting from the pandemic.

The following tables summarize the amortized cost and fair value of securities available for sale as of March 31, 2020, and the amortized cost and fair value of securities held to maturity and available for sale, respectively, as of December 31, 2019 and the corresponding amounts of gross unrealized gains and losses:

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,648	$144	$103	$19,689
Municipal securities	170,561	3,276	288	173,549
Mortgage-backed securities	93,979	2,508	67	96,420
Collateralized mortgage obligations	87,001	487	84	87,404
Total available for sale	$371,189	$6,415	$542	$377,062

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,667	$592	$—	$20,259
Municipal securities	16,780	576	8	17,348
Mortgage-backed securities	83,967	550	335	84,182
Collateralized mortgage obligations	89,798	1,146	17	90,927
Total available for sale	$210,212	$2,864	$360	$212,716

Held to maturity:
Municipal securities	$138,416	$4,710	$3	$143,123
Mortgage-backed securities	14,365	198	13	14,550
Collateralized mortgage obligations	2,677	110	—	2,787
Total held to maturity	$155,458	$5,018	$16	$160,460

There is no allowance for credit losses recorded for our available for sale debt securities as of March 31, 2020.

For the year ended December 31, 2019, management evaluated securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warranted such evaluation.  Consideration was given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company did not record any OTTI losses on any of its securities for the year ended December 31, 2019.

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of March 31, 2020, for which no allowance for credit losses has been recorded, and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2020	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(103)	$11,430	$—	$—	$(103)	$11,430
Municipal securities	(288)	28,772	—	—	(288)	28,772
Mortgage-backed securities	(13)	4,233	(54)	5,840	(67)	10,073
Collateralized mortgage obligations	(66)	26,914	(18)	2,261	(84)	29,175
Total available for sale	$(470)	$71,349	$(72)	$8,101	$(542)	$79,450

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2019	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$—	$—	$—	$—
Municipal securities	(8)	1,138	—	—	(8)	1,138
Mortgage-backed securities	(25)	19,421	(310)	42,116	(335)	61,537
Collateralized mortgage obligations	—	—	(17)	2,594	(17)	2,594
Total available for sale	$(33)	$20,559	$(327)	$44,710	$(360)	$65,269

Held to maturity:
Municipal securities	$(1)	$1,313	$(2)	$759	$(3)	$2,072
Mortgage-backed securities	—	—	(13)	7,032	(13)	7,032
Collateralized mortgage obligations	—	—	—	—	—	—
Total held to maturity	$(1)	$1,313	$(15)	$7,791	$(16)	$9,104

The number of investment positions in an unrealized loss position with no recorded allowance for credit losses totaled 66 at March 31, 2020.  The securities in a loss position were composed of tax-exempt municipal bonds, corporate bonds, collateralized mortgage obligations and mortgage backed securities.  Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors.  With respect to U.S. Government agency securities, the Company has determined that a decline in fair value is not due to credit-related factors.  The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors.  Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.  Based on evaluation of available evidence, management believes the unrealized loss on the securities as of March 31, 2020 is not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline.

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

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of March 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $300,214 and $278,318 at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

There were no securities sold during the three months ended March 31, 2020 or 2019.

The contractual maturities at March 31, 2020 of available for sale securities at carrying value and estimated fair value are shown below.  The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities.  These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale
March 31, 2020	Amortized Cost	Estimated Fair Value
Due within one year	$5,095	$5,115
Due after one year through five years	51,142	51,724
Due after five years through ten years	51,401	52,805
Due after ten years	82,571	83,594
Mortgage-backed securities	93,979	96,420
Collateralized mortgage obligations	87,001	87,404
Total securities	$371,189	$377,062

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	March 31, 2020	December 31, 2019
Commercial and industrial	$297,163	$279,583
Real estate:
Construction and development	263,973	280,498
Commercial real estate	584,883	567,360
Farmland	78,635	57,476
1-4 family residential	400,605	412,166
Multi-family residential	20,430	37,379
Consumer	52,996	53,245
Agricultural	19,314	18,359
Overdrafts	354	329
Total loans(1)	1,718,353	1,706,395
Net of:
Deferred loan costs, net	456	601
Allowance for credit losses	(21,948)	(16,202)
Total net loans(1)	$1,696,861	$1,690,794

(1) Excludes accrued interest receivable on loans of $6.8 million as of March 31, 2020 and December 31, 2019, which is presented on the consolidated balance sheets.

(Continued)

17.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets.  The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.  The following tables present the activity in the ACL by class of loans for the three months ended March 31, 2020, and the activity in the allowance for loan loss by portfolio segment for the year ended December 31, 2019 and for the three months ended March 31, 2019:

For the Three Months Ended March 31, 2020	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Unallocated COVID-19 reserve	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$—	$16,202
Impact of adopting ASC 326	546	323	2,228	26	1,339	(50)	72	73	(9)	—	4,548
Provision for credit losses	365	(229)	447	193	(250)	(170)	85	11	35	—	487
Provision for credit losses - COVID-19	—	106	233	3	—	—	—	—	—	571	913
Loans charged-off	(43)	—	—	—	(59)	—	(73)	—	(49)	—	(224)
Recoveries	—	—	—	—	1	—	7	—	14	—	22
Ending balance	$2,924	$2,578	$9,761	$792	$4,156	$189	$693	$281	$3	$571	$21,948

For the Year Ended December 31, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Provision for loan losses	(117)	458	827	(73)	268	(222)	(2)	(41)	152	1,250
Loans charged-off	(86)	—	—	—	(14)	—	(72)	(89)	(192)	(453)
Recoveries	508	—	1	—	3	—	111	89	42	754
Ending balance	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202

For the Three Months Ended March 31, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Provision for loan losses	213	81	269	16	7	(56)	46	(35)	34	575
Loans charged-off	(6)	—	—	—	(6)	—	(17)	—	(49)	(78)
Recoveries	5	—	—	—	1	—	23	—	13	42
Ending balance	$1,963	$2,001	$6,294	$659	$2,870	$575	$617	$203	$8	$15,190

(Continued)

18.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The ACL as of March 31, 2020 was estimated using the current expected credit loss model.  The primary reasons for the increase in required ACL were to capture the expected lifetime losses of the portfolio, which were previously measured under an incurred loss model, expectations for an economic recession during 2020, including uncertainties due to COVID-19, forecasted increases in unemployment rates, and changes in other qualitative factors used in our CECL methodology.

The Company uses the weighted-average remaining maturity (WARM) method as the basis for the estimation of expected credit losses. The WARM method uses a historical average annual charge-off rate containing loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a segment at the balance sheet date.  The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate.  The calculation of the unadjusted historical charge-off rate is then adjusted, using qualitative factors, for current conditions and for reasonable and supportable forecast periods.  Qualitative loss factors are based on the Company’s judgement of company, market, industry or business specific data, differences in loan-specific risk characteristics such as underwriting standards, portfolio mix, risk grades, delinquency level, or term.  These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors.  Additionally, we have adjusted for changes in expected environmental and economic conditions, such as changes in unemployment rates, property values, and other relevant factors over the next 12 to 24 months. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company’s estimate was a cumulative loss rate covering the expected contractual term of the portfolio.

The ACL is measured on a collective segment basis when similar risk characteristics exist. Our loan portfolio is segmented first by regulatory call report code, and second, by internally identified risk grades for our commercial loan segments and by delinquency status for our consumer loan segments.  We also have separate segments for our warehouse lines of credit, for our internally originated SBA loans and for our SBA loans acquired from Westbound Bank.  Consistent forecasts of the loss drivers are used across the loan segments.  For loans that do not share general risk characteristics with segments, we estimate a specific reserve on an individual basis.  A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan's initial effective interest rate or the fair value of collateral for collateral-dependent loans.

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

The projected economic impact of COVID-19 as of March 31, 2020 created the need for $913 of additional ACL, as shown in the preceding table and labeled “Provision for credit losses – COVID-19.”

(Continued)

19.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of March 31, 2020:

March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Risk rating
Pass	$89,353	$44,914	$22,360	$9,359	$9,586	$19,274	$101,608	$296,454
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	218	21	58	—	—	297
Nonaccrual	—	—	28	—	43	191	150	412
Total commercial and industrial loans	$89,353	$44,914	$22,606	$9,380	$9,687	$19,465	$101,758	$297,163

Charge-offs	$—	$—	$(43)	$—	$—	$—	$—	$(43)
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$(43)	$—	$—	$—	$—	$(43)

Construction and development:
Risk rating
Pass	$29,946	$119,807	$55,942	$28,704	$10,867	$11,023	$5,886	$262,175
Special mention	—	—	—	—	—	—	—	—
Substandard	—	600	6	—	—	—	—	606
Nonaccrual	—	1,192	—	—	—	—	—	1,192
Total construction and development loans	$29,946	$121,599	$55,948	$28,704	$10,867	$11,023	$5,886	$263,973

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating
Pass	$17,610	$106,440	$101,206	$86,620	$101,885	$137,737	$11,921	$563,419
Special mention	—	—	—	—	—	70	—	70
Substandard	—	—	1,183	617	—	9,358	—	11,158
Nonaccrual	—	—	158	3,947	5,087	1,044	—	10,236
Total commercial real estate loans	$17,610	$106,440	$102,547	$91,184	$106,972	$148,209	$11,921	$584,883

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Risk rating
Pass	$5,423	$14,614	$14,202	$8,507	$11,353	$18,649	$5,573	$78,321
Special mention	—	—	—	—	—	41	—	41
Substandard	—	—	—	—	—	97	—	97
Nonaccrual	—	—	—	—	—	176	—	176
Total farmland loans	$5,423	$14,614	$14,202	$8,507	$11,353	$18,963	$5,573	$78,635

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Total
1-4 family residential:
Risk rating
Pass	$12,890	$81,727	$65,493	$46,797	$53,530	$125,807	$10,237	$396,481
Special mention	—	—	55	113	—	70	—	238
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	383	446	1,031	2,026	—	3,886
Total 1-4 family residential loans	$12,890	$81,727	$65,931	$47,356	$54,561	$127,903	$10,237	$400,605

Charge-offs	$—	$—	$—	$—	$—	$(59)	$—	$(59)
Recoveries	—	—	—	—	—	1	—	1
Current period net	$—	$—	$—	$—	$—	$(58)	$—	$(58)

Multi-family residential:
Risk rating
Pass	$1,304	$4,837	$3,746	$1,515	$1,801	$6,665	$562	$20,430
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$1,304	$4,837	$3,746	$1,515	$1,801	$6,665	$562	$20,430

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and overdrafts:
Risk rating
Pass	$8,344	$20,857	$14,693	$3,694	$1,442	$843	$3,171	$53,044
Special mention	—	39	35	3	—	—	—	77
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	50	150	23	3	3	—	229
Total consumer loans and overdrafts	$8,344	$20,946	$14,878	$3,720	$1,445	$846	$3,171	$53,350

Charge-offs	$(49)	$(17)	$(18)	$(38)	$—	$—	$—	$(122)
Recoveries	14	—	—	4	1	2	—	21
Current period net	$(35)	$(17)	$(18)	$(34)	$1	$2	$—	$(101)

Agricultural:
Risk rating
Pass	$1,532	$2,919	$3,357	$1,146	$432	$391	$9,276	$19,053
Special mention	—	—	—	70	—	—	—	70
Substandard	—	—	—	—	85	5	—	90
Nonaccrual	—	—	69	—	32	—	—	101
Total agricultural loans	$1,532	$2,919	$3,426	$1,216	$549	$396	$9,276	$19,314

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Total loans	$166,402	$397,996	$283,284	$191,582	$197,235	$333,470	$148,384	$1,718,353

Charge-offs	$(49)	$(17)	$(61)	$(38)	$—	$(59)	$—	$(224)
Recoveries	14	—	—	4	1	3	—	22
Total current period net charge-offs	$(35)	$(17)	$(61)	$(34)	$1	$(56)	$—	$(202)

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio by class as of December 31, 2019:

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

There were no loans classified in the “doubtful” or “loss” risk rating categories as of the periods ended March 31, 2020 and December 31, 2019.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans, and their impact on ACL, as of March 31, 2020:

	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$134	$—	$134	$16
Real estate:
Construction and development	600	—	600	69
Commercial real estate	9,692	—	9,692	1,415
Farmland	—	—	—	—
1-4 family residential	—	—	—	—
Multi-family residential	—	—	—	—
Consumer	—	174	174	—
Agricultural	—	191	191	—
Overdrafts	—	—	—	—
Total	$10,426	$365	$10,791	$1,500

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

March 31, 2020	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$73	$49	$356	$478	$296,685	$297,163	$—
Real estate:
Construction and development	1,369	—	—	1,369	262,604	263,973	—
Commercial real estate	8,285	340	9,139	17,764	567,119	584,883	150
Farmland	263	238	49	550	78,085	78,635	—
1-4 family residential	2,823	712	471	4,006	396,599	400,605	—
Multi-family residential	—	—	—	—	20,430	20,430	—
Consumer	566	103	72	741	52,255	52,996	—
Agricultural	10	7	29	46	19,268	19,314	—
Overdrafts	—	—	—	—	354	354	—
Total	$13,389	$1,449	$10,116	$24,954	$1,693,399	$1,718,353	$150

December 31, 2019	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$321	$53	$15	$389	$279,194	$279,583	$—
Real estate:
Construction and development	161	—	—	161	280,337	280,498	—
Commercial real estate	1,181	49	882	2,112	565,248	567,360	—
Farmland	103	—	—	103	57,373	57,476	—
1-4 family residential	2,514	1,433	845	4,792	407,374	412,166	—
Multi-family residential	—	—	—	—	37,379	37,379	—
Consumer	373	152	96	621	52,624	53,245	—
Agricultural	51	67	—	118	18,241	18,359	—
Overdrafts	—	—	—	—	329	329	—
Total	$4,704	$1,754	$1,838	$8,296	$1,698,099	$1,706,395	$—

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring in which a bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.

The outstanding balances of TDRs are shown below:

	March 31, 2020	December 31, 2019
Nonaccrual TDRs	$97	$101
Performing TDRs	7,220	7,240
Total	$7,317	$7,341
Specific reserves on TDRs	$—	$164

(Continued)

23.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no loans modified as TDRs that occurred during the three months ended March 31, 2020 and 2019.

The following table presents loans by class, modified as TDRs that occurred during the year ended December 31, 2019:

Year Ended December 31, 2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate	4	$1,680	$1,515
Total	4	$1,680	$1,515

There were two TDRs that subsequently defaulted during 2019 and remained on nonaccrual status as of December 31, 2019. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the year ended December 31, 2019.

The following table presents loans individually and collectively evaluated for impairment, and the respective allowance for loan losses as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASC 326.  A loan was considered impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due from the borrower in accordance with original contractual terms of the loan. Loans with insignificant delays or insignificant short falls in the amount payments expected to be collected were not considered to be impaired.  Loans defined as individually impaired included larger balance non-performing loans and TDRs.

December 31, 2019	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$289	$289	$—	$312
Real estate:
Construction and development	1,212	1,212	—	1,259
Commercial real estate	4,612	4,612	—	4,244
Farmland	—	—	—	—
1-4 family residential	2,498	2,498	—	1,798
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	62	62	—	190
Subtotal	8,673	8,673	—	7,803
With allowance recorded:
Commercial and industrial	—	—	—	61
Real estate:
Construction and development	—	—	—	-
Commercial real estate	12,871	12,871	1,587	9,111
Farmland	133	133	62	135
1-4 family residential	—	—	—	78
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Subtotal	13,004	13,004	1,649	9,385
Total	$21,677	$21,677	$1,649	$17,188

(Continued)

24.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At March 31, 2020 and December 31, 2019, securities sold under agreements to repurchase totaled $11,843 and $11,100, respectively.

The Company has an unsecured $25,000 revolving line of credit, which had a $20,000 outstanding balance at March 31, 2020, bears interest at the prime rate of 3.25%, with interest payable quarterly, and matures in March 2021.

Federal Home Loan Bank (FHLB) advances, as of March 31, 2020, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2020	0.62%	$61,500
2021	1.87%	1,500
2022	1.99%	1,500
2023	—	—
2024	1.76%	6,000
		70,500

Fixed rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2021	1.38%	114
		$70,614

NOTE 5 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	March 31, 2020	December 31, 2019
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	500	500
	$10,810	$10,810

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

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines.  The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at March 31, 2020 and December 31, 2019.  Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital.  However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Other Debentures

In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties.  In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty’s initial public offering.  A further $1,000 of other debentures matured and were paid off in full in July of 2018 and another $1,000 and $500 of debentures matured and were paid off in full in July and December of 2019, respectively. The

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

remaining $500 debenture was issued at par value of $500 with a rate of 5.00% and maturity date of July 1, 2020.  At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture.  The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

NOTE 6 – EQUITY AWARDS

The Company’s 2015 Equity Incentive Plan (the “Plan”) was adopted by the Company and approved by its shareholders in April 2015.  The maximum number of shares of common stock that may be issued pursuant to stock-based awards under the Plan equals 1,000,000 shares, all of which may be subject to incentive stock option treatment.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 5 to 10 years and have 10-year contractual terms. Restricted stock awards vest under the period of restriction specified within their respective award agreements as determined by the Company. Forfeitures are recognized as they occur, subject to a 90-day grace period for vested options.

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

A summary of stock option activity in the Plan during the three months ended March 31, 2020 and 2019 follows:

Three Months Ended March 31, 2020	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	508,000	$26.68	6.24	$3,159
Granted	23,000	29.00	9.84	11
Exercised	(3,000)	24.00	2.54	—
Forfeited	(24,400)	31.72	8.46	—
Balance, March 31, 2020	503,600	$26.55	6.07	$21

Exercisable at end of period	260,880	$25.26	5.01	$7

Three Months Ended March 31, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	537,872	$26.49	6.96	$2,088
Granted	19,000	29.80	9.90	—
Exercised	(19,172)	25.08	6.14	79
Forfeited	(16,400)	28.90	8.49	27
Balance, March 31, 2019	521,300	$26.59	6.79	$1,745

Exercisable at end of period	194,140	$24.52	5.41	$938

(Continued)

27.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of nonvested stock option activity in the Plan during the three months ended March 31, 2020 and 2019 follows:

Three Months Ended March 31, 2020	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	251,120	$28.18	7.31	$1,188
Granted	23,000	29.00	9.84	11
Vested	(8,200)	27.45	7.19	—
Forfeited	(23,200)	33.36	8.90	—
Balance, March 31, 2020	242,720	$27.94	7.19	$13

Three Months Ended March 31, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	331,560	$27.74	7.77	$975
Granted	19,000	29.80	9.90	—
Vested	(7,000)	27.13	7.81	22
Forfeited	(16,400)	28.90	8.49	27
Balance, March 31, 2019	327,160	$27.81	7.61	$807

Information related to stock options in the Plan is as follows for the three months ended:

	March 31, 2020	March 31, 2019
Intrinsic value of options exercised	$—	$79
Cash received from options exercised	72	481
Weighted average fair value of options granted	5.62	5.21

Restricted Stock Awards and Units

A summary of restricted stock activity in the Plan during the three months ended March 31, 2020 and 2019 follows:

Three Months Ended March 31, 2020	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	31,459	$30.29
Granted	—	—
Vested	(6,100)	30.25
Forfeited	—	—
Balance, March 31, 2020	25,359	$30.29

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

As of March 31, 2020, there was $1,897 of total unrecognized compensation expense related to unvested stock options granted under the Plan.  The expense is expected to be recognized over a weighted-average period of 3.32 years.

The Company granted options under the Plan during the first three months of 2020 and 2019.  Expense of $155 and $137 was recorded during the three months ended March 31, 2020 and 2019, respectively, which represents the fair value of shares vested during those years.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the three months ended March 31, 2020 and 2019 totaled $383 and $343, respectively.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of March 31, 2020 and December 31, 2019, the number of shares held by the KSOP were 1,227,096 and 1,224,697, respectively.  There were no unallocated shares to plan participants as of March 31, 2020 or as of December 31, 2019.  All shares held by the KSOP were treated as outstanding at each of the respective period ends.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company.  The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers.  The cash surrender value of life insurance policies held by the Company totaled $34,713 and $34,495 as of March 31, 2020 and December 31, 2019, respectively.

Expense related to these plans totaled $296 and $285 for the three months ended March 31, 2020 and 2019, respectively, and $602 for the year ended December 31, 2019.  This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings.  The recorded liability totaled approximately $4,337 and $4,081 as of March 31, 2020 and December 31, 2019, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company.  Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors.  The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax

(Continued)

29.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

return on average asset levels for the Company as a whole.  These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the three months ended March 31, 2020 and 2019 totaled $478 and $715, respectively, and $3,265 for the year ended December 31, 2019.  This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 15 years. Some of the Company’s operating leases include options to extend the leases for up to 7 years

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities.  The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease.  As of March 31, 2020, operating lease right-of-use assets were $11,230 and liabilities were $11,385 and were included within the accompanying consolidated balance sheets as components of other assets and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the three months ended March 31, 2020 and 2019 was approximately $477 and $418, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	March 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$11,230	$11,554
Operating lease liabilities	11,385	11,675

Weighted average remaining lease term
Operating leases	10 years	10 years
Weighted average discount rate
Operating leases	2.68%	2.69%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2024 and thereafter.  Minimum future lease payments under these non-cancelable operating leases in excess of one year as of March 31, 2020, are as follows:

Year Ended December 31,	Amount
2020	$1,379
2021	1,430
2022	1,323
2023	1,314
2024	1,312
Thereafter	6,312
Total lease payments	13,070
Less: interest	(1,685)
Present value of lease liabilities	$11,385

(Continued)

30.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended March 31,
	2020	2019
Income tax expense for the period	$1,445	$1,187
Effective tax rate	18.71%	18.19%

The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended March 31, 2020 and 2019, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes certain derivative financial instruments.  Stand-alone derivative financial instruments such as interest rate swaps, are used to economically hedge interest rate risk related to the Company’s liabilities.  These derivative instruments involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheets in other liabilities.

The Company is exposed to credit related losses in the event of nonperformance by the counterparties to those agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail to perform their respective obligations.

The Company entered into interest rate swaps to receive payments at a fixed rate in exchange for paying a floating rate on the debentures discussed in Note 5.  Management believes that entering into the interest rate swaps exposed the Company to variability in their fair value due to changes in the level of interest rates.  It is the Company’s objective to hedge the change in fair value of floating rate debentures at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this liability to other liabilities of the Company.

The Company also entered into interest rate swaps to receive payments at a floating rate in exchange for paying a fixed rate, the objective of which is to reduce the overall cost of short-term 3-month FHLB advances that will be renewed consistent with the reset terms on the interest rate swap and that are included in the amounts in Note 4.

Interest rate swaps with notional amounts totaling $5,000 as of March 31, 2020 and December 31, 2019, were designated as cash flow hedges of the debentures and $40,000 as of March 31, 2020 were designated as cash flow hedges of the FHLB advances.  The cash flow hedges were determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income.

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

(Continued)

31.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures and FHLB advances was as follows as of:

March 31, 2020
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	6.00	$457
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	2.58	$287
$15,000	0.668%	3 month LIBOR	3/18/2020	2.97	$113
$15,000	0.790%	3 month LIBOR	3/18/2020	4.97	$224
$10,000	0.530%	3 month LIBOR	3/23/2020	2.98	$31

December 31, 2019
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	6.25	$314
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	2.83	$212

Interest expense recorded on these swap transactions totaled $137 and $169 during the three months ended March 31, 2020 and 2019, respectively, and $648 for the year ended December 31, 2019.  This expense is reported as a component of interest expense on the debentures.  At March 31, 2020, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2020.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions.  Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding.  Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding.  As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL as of March 31, 2020 and December 31, 2019.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment were funded, the Company would be entitled to seek recovery from the

(Continued)

32.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

customer.  As of March 31, 2020 and December 31, 2019, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	March 31, 2020	December 31, 2019
Commitments to extend credit	$411,087	$440,685
Letters of credit	8,463	9,054

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business.  Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At March 31, 2020, the Company had letters of credit of $6,800 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019.  Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined).  Management believes, as of March 31, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which it was subject.

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

As of March 31, 2020 and December 31, 2019, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since March 31, 2020 that management believes have changed the Company’s category.

(Continued)

33.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital as of March 31, 2020 and December 31, 2019, Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total capital to risk-weighted assets:
Consolidated	$249,729	12.65%	$157,988	8.00%	$207,359	10.50%		n/a
Bank	268,880	13.62%	157,988	8.00%	207,359	10.50%	$197,485	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	227,781	11.53%	118,491	6.00%	167,862	8.50%		n/a
Bank	246,932	12.50%	118,491	6.00%	167,862	8.50%	157,988	8.00%
Tier 1 capital to average assets:(1)
Consolidated	227,781	9.97%	91,421	4.00%	91,421	4.00%		n/a
Bank	246,932	10.80%	91,424	4.00%	91,424	4.00%	114,280	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	217,471	11.01%	88,868	4.50%	138,239	7.00%		n/a
Bank	246,932	12.50%	88,868	4.50%	138,239	7.00%	128,365	6.50%

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
Tier 1 capital to average assets:
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

Impaired Loans: For the year ended December 31, 2019, the fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on the present value of estimated future cash flows using the loan’s existing rate or, if repayment is expected solely from the collateral, the fair value of collateral, less costs to sell. The fair value of real estate collateral is determined using recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant (Level 3). Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of March 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$96,420	$—	$96,420	$—
Collateralized mortgage obligations	87,404	—	87,404	—
Municipal securities	173,549	—	173,549	—
Corporate bonds	19,689	—	19,689	—
Loans held for sale	4,024	—	—	4,024
Cash surrender value of life insurance	34,713	—	34,713	—
SBA servicing assets	713	—	—	713
Derivative instrument assets	1,112	—	1,112	—
Derivative instrument liabilities	(1,112)	—	(1,112)	—

As of December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$84,182	$—	$84,182	$—
Collateralized mortgage obligations	90,927	—	90,927	—
Municipal securities	17,348	—	17,348	—
Corporate bonds	20,259	—	20,259	—
Loans held for sale	2,368	—	—	2,368
Cash surrender value of life insurance	34,495	—	34,495	—
SBA servicing assets	672	—	—	672
Derivative instrument assets	526	—	526	—
Derivative instrument liabilities	(526)	—	(526)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	20,028	—	—	20,028

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2020 or for the year ended December 31, 2019.

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2020 and 2019 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

(Continued)

36.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	March 31, 2020	December 31, 2019	March 31, 2019
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$176	$147	$130
Charge-offs recognized in the allowance for credit losses	(66)	(11)	(6)
Fair value of other real estate owned remeasured at initial recognition	$110	$136	$124

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$6	$35	$—
Write-downs included in collection and other real estate owned expense	(2)	(10)	—
Fair value of other real estate owned remeasured subsequent to initial recognition	$4	$25	$—

The following table presents quantitative information about nonrecurring Level 3 fair value measurements as of:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
March 31, 2020
Other real estate owned	$605	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

.	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2019
Impaired loans	$20,028	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (19%)
Other real estate owned	$603	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

(Continued)

37.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents information on individually evaluated collateral dependent loans as of March 31, 2020:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$118	$118
Real estate:
Construction and development	—	—	531	531
Commercial real estate	—	—	8,277	8,277
Farmland	—	—	—	—
1-4 family residential	—	—	—	—
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Overdrafts
Total	$—	$—	$8,926	$8,926

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of March 31, 2020 and December 31, 2019, are as follows:

	Fair value measurements as of March 31, 2020 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$146,928	$146,928	$—	$—	$146,928
Loans, net	1,696,861	—	—	1,715,503	1,715,503
Accrued interest receivable	8,148	—	8,148	—	8,148
Nonmarketable equity securities	12,323	—	12,323	—	12,323
Financial liabilities:
Deposits	$2,000,426	$1,497,464	$507,364	$—	$2,004,828
Securities sold under repurchase agreements	11,843	—	11,843	—	11,843
Accrued interest payable	1,410	—	1,410	—	1,410
Federal Home Loan Bank advances	70,614	—	70,874	—	70,874
Subordinated debentures	10,810	—	8,360	—	8,360

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

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net earnings (basic)	$6,278	$5,337
Net earnings (diluted)	$6,278	$5,337

Denominator:
Weighted-average shares outstanding (basic)	11,432,391	11,815,966
Effect of dilutive securities:
Common stock equivalent shares from stock options	—	43,492
Weighted-average shares outstanding (diluted)(1)	11,432,391	11,859,458

Net earnings per share
Basic	$0.55	$0.45
Diluted	$0.55	$0.45

(1) Outstanding options and the closing price of the Company's stock as of March 31, 2020 had an anti-dilutive effect on the weighted-average common shares outstanding for the quarter ended March 31, 2020; therefore, the effect of their conversion has been excluded from the calculation of the diluted weighted-average common shares outstanding for the period. The diluted EPS has been calculated using the basic weighted-average shares outstanding in order to comply with GAAP.

(Continued)

40.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) and any subsequent Quarterly Reports on Form 10-Q, other risks and uncertainties listed from time to time in our reports and documents filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019. Unless the context indicates otherwise, references in this Report to “we,” “our,” “us,” and the “Company” refer to Guaranty Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries.  References in this Report to “Guaranty Bank & Trust” and the “Bank” refer to Guaranty Bank & Trust, N.A., a national banking association and our wholly-owned consolidated subsidiary.

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

Impact of COVID-19 and Recent Developments

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. Global health concerns relating to COVID-19 have had, and will likely continue to have, a severe impact on the macroeconomic environment, leading to lower interest rates, depressed equity market valuations, heightened financial market volatility and significant disruption in banking and other financial activity in the areas we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

The financial performance of the Company generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and

(Continued)

41.

other products and services that the Company offers and whose success it relies on to drive growth, are highly dependent upon the business environment in the primary markets in which we operate and in the United States as a whole. Unfavorable market conditions and uncertainty due to the COVID-19 pandemic have and are likely to continue to result in a deterioration in the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law providing an additional $320 billion in funding for the PPP program. PPP loans are intended to provide eligible businesses with funding for approximately eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.  PPP loans are forgivable to the extent that the borrower can demonstrate that the funds were used for such costs.

Significant uncertainties as to future economic conditions exist, and we have taken measured actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and reserves supported by a strong capital position. Additionally, the economic pressures, coupled with the implementation of an expected loss methodology for determining our provision for credit losses as required by the current expected credit loss (“CECL”) methodology, have contributed to an increased provision for credit losses for the first quarter of 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.

In response to the COVID-19 pandemic, the Company is:

•

Participating in the PPP, administered by the Small Business Administration (the “SBA”), to provide potentially forgivable loans to small businesses to be used for payroll, utilities, rent and interest.  In total, as of May 4, 2020, the Company obtained approvals for approximately 1,728 customers totaling approximately $209.6 million in approved loans, of which approximately $12.0 million had not been funded as of May 4, 2020 but is expected to be funded during May 2020.  The PPP approvals will impact approximately 25,000 jobs.

•

To provide additional liquidity for funding PPP loans, we obtained a six-month advance of $100.0 million from the Federal Home Loan Bank (“FHLB”) at a fixed interest rate of 0.25%, maturing October 13, 2020 and with no prepayment penalty.

•

Working with borrowers to provide hardship relief either through a 3-month payment deferral or up to 6-months of interest only payments.  As of May 4, 2020, we have 495 borrowers with outstanding loan balances of $160.1 million who have requested this relief under the 3-month deferral program, and 296 borrowers with outstanding loans balances of $114.0 million who have requested relief under the up to 6-month interest only program. Borrowers who were provided relief under these programs represent 14.2% of the total outstanding loan balance as of May 4, 2020.

•	Suspending foreclosures and repossessions, and waiving overdraft fees, late payment fees and CD early withdrawal penalties through at least June 30, 2020.
•

Practicing social distancing with both employees and customers.  Our lobbies are temporarily closed and by appointment only, but drive-thrus remain open and employees are contacting customers to assist them with online and mobile banking when desired.  We have also implemented bank-wide work-from-home rotation programs, where possible.

•	Contributing to charities in all communities we serve to assist with COVID-19 crisis relief efforts.
•

Subsequent to the quarter-end blackout period, halting or significantly reducing our stock repurchase program for the foreseeable future.  The Company repurchased 421,887 shares of common stock during the first quarter ending March 31, 2020 at an average repurchase price of $25.64.

•

Conducted a private placement of unregistered debt securities totaling $10.0 million from related parties of the Company and Bank, which closed on May 1, 2020.  The debentures have terms that are less than 4.5 years in maturity and the average rate is 3.0%.  The proceeds of these debentures were used to replenish cash that was used to repurchase shares of capital stock in the first quarter of 2020.

•

Continuing to be conservative in our assumptions for the allowance for credit losses (“ACL”) for our loan portfolio due to the significant unknowns surrounding the impact of COVID-19.  The ending balance of our ACL at March 31, 2020 was $21.95 million, or 1.28% of outstanding loans as of that date.  In April 2020, we added an additional provision for credit losses of $4.0 million, increasing our ACL to $26.03 million, or 1.54% of outstanding loans, excluding PPP loans, as of April 30, 2020.  We believe it is possible, as a result of our allowance modeling,

(Continued)

42.

macroeconomic factors and ongoing uncertainties surrounding COVID-19, that our ACL as a percentage of total loans could reach 1.75% to 2.00% by December 31, 2020.
•

Closely monitoring loans and concentrations in affected industries.  Social distancing, stay-at-home orders and other measures as a result of COVID-19 have particularly affected restaurant, hospitality, retail commercial real estate (“CRE”) and energy sectors.  Excluding SBA guaranteed loans, the Bank has direct exposure, through total loan commitments as of April 30, 2020, of $37.2 million to restaurant-related borrowers, $80.4 million to hospitality-related borrowers and $61.7 million to retail CRE borrowers.  We have no direct energy exposure and minimal indirect energy exposure.

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

Loans and Allowance for Credit Losses (ACL)

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses.  Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding.  Fees associated with the origination of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

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

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Recoveries will not exceed the aggregate of loan amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We use the weighted-average remaining maturity method (WARM) method as the basis for the estimation of expected credit losses. The WARM method uses a historical average annual charge-off rate. This average annual charge-off rate contains loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a pool or segment of our loan portfolio at the balance sheet date.  The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate.  The calculation of the unadjusted historical charge-off rate is then adjusted for current conditions and for reasonable and supportable forecast periods.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors.

The allowance for credit losses is measured on a collective (pool or segment) basis when similar risk characteristics exist. Our loan portfolio segments include both regulatory call report codes and internally identified risk ratings for our commercial loan segments and delinquency status for our consumer loan segments.  We also have

(Continued)

43.

separate segments for our warehouse lines of credit, for our internally originated SBA loans and for our SBA loans acquired from Westbound Bank.

In general, the loans in our portfolio have low historical credit losses.  The credit quality of loans in our portfolio is impacted by delinquency status and debt service coverage generated by our borrowers’ businesses and fluctuations in the value of real estate collateral.  Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans.  In general, these types of loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans.  We consider the majority of our consumer type loans to be “seasoned” and that the credit quality and current level of delinquencies and defaults represents the level of reserve needed in the allowance for credit losses.  If delinquencies and defaults were to increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Delinquency statistics are updated at least monthly.

Internal risk ratings are considered the most meaningful indicator of credit quality for new commercial and industrial, construction, and commercial real estate loans.  Internal risk ratings are a key factor that impact management’s estimates of loss factors used in determining the amount of the allowance for credit losses.  Internal risk ratings are updated on a continuous basis.

Loans with unique risk characteristics are evaluated on an individual basis.  Loans evaluated individually are not also included in the collective evaluation.  When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

For off-balance sheet credit exposures, we estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us.  The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

From time to time, we modify our loan agreement with a borrower.  A modified loan is considered a troubled debt restructuring (TDR) when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by us that would not otherwise be considered for a borrower with similar credit risk characteristics.  Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity.  We review each troubled debt restructured loan and determine on a case by case basis if the loan can be grouped with its like segment for allowance consideration or whether it should be individually evaluated for a specific allowance for credit loss allocation.  If individually evaluated, an allowance for credit loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.   Most of the COVID modifications are not TDRs pursuant to the CARES Act and the April 7, 2020 Interagency guidance.

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

(Continued)

44.

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

Management evaluates securities for an allowance for credit losses based on whether they are classified as held to maturity or available for sale.  For held to maturity securities, management measures expected credit losses on a collective basis by major security type and credit rating.  The estimate of expected credit losses considers historical credit loss information that is then adjusted for current conditions and reasonable and supportable forecasts.   For available for sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis.   If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically relate to the security, among other factors.  Is this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses expense.  Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Emerging Growth Company

The Jumpstart our Business Startups Act of 2012 (“JOBS Act”) permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.  However, we have “opted out” of this provision.  As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies.  Our decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2020 and 2019

Results of Operations

The following discussion and analysis compares our results of operations for the three months ended March 31, 2020 with the three months ended March 31, 2019.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

(Continued)

45.

Net earnings were $6.3 million for the three months ended March 31, 2020, as compared to $5.3 million for the three months ended March 31, 2019.  The following table presents key earnings data for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Net earnings	$6,278	$5,337
Net earnings per common share
-basic	0.55	0.45
-diluted	0.55	0.45
Net interest margin(1)	3.85%	3.64%
Net interest rate spread(2)	3.49%	3.21%
Return on average assets	1.09%	0.94%
Return on average equity	9.94%	9.11%
Average equity to average total assets	10.92%	10.37%
Dividend payout ratio	34.55%	37.78%

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

Net interest income, before the provision for loan losses, was $20.6 million compared to $19.0 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $1.6 million, or 8.2%.  The increase in net interest income resulted from a $1.6 million, or 25.7%, decrease in interest expense offset by a $55,000, or 0.2%, decrease in interest income.  Although there was a $49.9 million, or 3.0%, increase in average loans outstanding for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, that increase was offset by a 14 basis point decrease in the average yield on total loans.  The increase in average loans outstanding was primarily due to organic growth.  The $1.6 million decrease in interest expense for the three months ended March 31, 2020 was primarily related to an average deposit rate decrease of 37 basis points, despite a $17.2 million, or 1.2%, increase in average interest-bearing deposits over the same period in 2019.  The majority of the average deposit balance increase was due to organic growth, and was primarily in public funds accounts, savings accounts and DDAs, offset by declines in certificates of deposit and NOW accounts.  For the three months ended March 31, 2020, net interest margin and net interest spread were 3.85% and 3.49%, respectively, compared to 3.64% and 3.21% for the same period in 2019, which reflects the decreases in interest expense discussed above relative to the decreases in interest income.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively.  The table also sets forth the net interest margin on average total interest-earning assets for the same periods.  Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period.  For the three months ended March 31, 2020 and 2019, the amount of interest income not recognized on nonaccrual loans was not material.  Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

46.

	For the Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earnings assets:
Total loans(1)	$1,701,525	$22,517	5.32%	$1,651,608	$22,244	5.46%
Securities available for sale	220,303	1,313	2.40	233,625	1,530	2.66
Securities held to maturity	144,531	956	2.66	162,121	1,028	2.57
Nonmarketable equity securities	9,221	114	4.97	12,128	170	5.68
Interest-bearing deposits in other banks	75,677	352	1.87	57,240	335	2.37
Total interest-earning assets	2,151,257	25,252	4.72	2,116,722	25,307	4.85
Allowance for credit losses	(20,781)			(14,906)
Noninterest-earning assets	195,142			188,917
Total assets	$2,325,618			$2,290,733
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,475,507	$4,421	1.21%	$1,458,261	$5,673	1.58%
Advances from FHLB and fed funds purchased	23,236	82	1.42	74,700	447	2.43
Line of credit	3,407	—	—	—	—	—
Subordinated debentures	10,810	171	6.36	10,310	169	6.65
Securities sold under agreements to repurchase	12,827	9	0.28	11,065	11	0.40
Total interest-bearing liabilities	1,525,787	4,683	1.23	1,554,336	6,300	1.64
Noninterest-bearing liabilities:
Noninterest-bearing deposits	524,263			475,890
Accrued interest and other liabilities	21,649			22,893
Total noninterest-bearing liabilities	545,912			498,783
Shareholders’ equity	253,919			237,614
Total liabilities and shareholders’ equity	$2,325,618			$2,290,733
Net interest rate spread(2)			3.49%			3.21%
Net interest income		$20,569			$19,007
Net interest margin(3)			3.85%			3.64%

(1) Includes average outstanding balances of loans held for sale of $2.4 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.
(2) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3) Net interest margin is equal to net interest income divided by average interest-earning assets, annualized. Net interest margin on a taxable equivalent basis was 3.87% and 3.64% for the three months ended March 31, 2020 and 2019, respectively, using a marginal tax rate of 21%.

(Continued)

47.

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

	For the Three Months Ended March 31, 2020 vs. 2019
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$681	$(408)	$273
Securities available for sale	(89)	(128)	(217)
Securities held to maturity	(113)	41	(72)
Nonmarketable equity securities	(41)	(15)	(56)
Interest-earning deposits in other banks	109	(92)	17
Total increase (decrease) in interest income	$547	$(602)	$(55)

Interest-bearing liabilities:
Interest-bearing deposits	$68	$(1,320)	$(1,252)
Advances from FHLB and fed funds purchased	(313)	(52)	(365)
Line of credit	—	—	—
Subordinated debentures	8	(6)	2
Securities sold under agreements to repurchase	2	(4)	(2)
Total decrease in interest expense	(235)	(1,382)	(1,617)
Increase in net interest income	$782	$780	$1,562

Provision for Loan Losses

The provision for loan losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management based on factors such as historical loss experience, trends in classified and past due loans, volume and growth in the loan portfolio, current economic conditions in our markets and value of the underlying collateral.  Loans are charged off against the allowance for credit losses when determined appropriate.  Although management believes it uses the best information available to make determinations with respect to the provision for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.

The provision for loan losses for the three months ended March 31, 2020 was $1.4 million compared to $575,000 for the three months ended March 31, 2019.  The projected economic impact of COVID-19 as of March 31, 2020 created the need for $913,000 of the $1.4 million of additional ACL.  Subsequent to March 31, as more information about the potential economic impacts of COVID-19 and related government relief programs became available, management closely reviewed the loan portfolio and met with borrowers to better understand their potential financial hardships, if any.  As a result, additional loans in industries affected by this crisis were downgraded to appropriate risk ratings given the expected impacts of COVID-19 on those industries.  These downgrades and other portfolio analysis resulted in additional provision for credit losses due to COVID-19 of approximately $4.0 million in April 2020, for a total of $4.9 million in provision due to COVID-19 through April 30, 2020.  The complete economic impacts of COVID-19 are still very much unknown.  Therefore, the additional reserves added, and any future reserves that may be added until the effects of COVID-19 are more clear, are primarily qualitative in nature and portions of the reserve may not be allocated to any one loan or group of loans.

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

(Continued)

48.

The following table presents components of noninterest income for the three months ended March 31, 2020 and 2019 and the period-over-period variations in the categories of noninterest income:

	For The Three Months Ended March 31,		Increase
	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$908	$826	$82
Merchant and debit card fees	1,131	959	172
Fiduciary and custodial income	514	425	89
Gain on sale of loans	1,189	477	712
Bank-owned life insurance income	218	158	60
Loan processing fee income	150	128	22
Other noninterest income	851	589	262
Total noninterest income	$4,961	$3,562	$1,399

Total noninterest income increased $1.4 million, or 39.3%, for the three months ended March 31, 2020 compared to the same period in 2019.  Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts.  We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our non-interest income.  As noted above under “Impact of COVID-19 and Recent Developments”, we are waiving certain service charges in sensitivity to our customers through at least June 30, 2020. Service fee income was $908,000 for the three months ended March 31, 2020 compared to $826,000 for the same period in 2019, an increase of $82,000, or 9.9%.  The increase was primarily due to an increase in insufficient fund income of approximately $72,000 from the same quarter in 2019.  The total number of DDAs as of March 31, 2020 was 46,653, an increase of 1,732 accounts from 44,921 as of March 31, 2019.

Merchant and Debit Card Fees.  We earn interchange income related to the activity of our customers’ merchant debit card usage.  Debit card interchange income was $1.1 million for the three months ended March 31, 2020 compared to $959,000 for the same period in 2019, an increase of $172,000, or 17.9%.  The increase was primarily due to growth in the number of demand deposit accounts and debit card usage volume during the first quarter of 2020.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $514,000 for the three months ended March 31, 2020, an increase of $89,000, or 20.9%, compared to $425,000 for the same period in 2019.  The revenue increase resulted primarily from 11 new accounts that opened during the three months ended March 31, 2020, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Gain on Sale of Loans.  We originate long-term fixed-rate and adjustable-rate mortgage loans for resale into the secondary market.  We also began selling the guaranteed portion of SBA 7(a) loans on the secondary market during the second half of 2019. We sold 106 mortgage loans for $24.6 million for the three months ended March 31, 2020 compared to 75 mortgage loans for $14.6 million for the three months ended March 31, 2019.  Total gain on sale of loans was $1.2 million for the three months ended March 31, 2020, an increase of $712,000, or 149.3%, compared to $477,000 for the same period in 2019. The gain consisted of $818,000 in mortgage loans and $371,000 in SBA 7(a) loans sold during the quarter.

Bank-owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $60,000, or 38.0%, for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to $7.0 million of additional policies purchased in June of 2019 on the lives of existing officers of the Company.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $150,000 for the three months ended March 31, 2020 compared to $128,000 for the same period in 2019, an increase of $22,000, or 17.2%. The increase in loan processing fee income is primarily attributable to an increase in volume of newly originated, renewed or extended loans during the period.

(Continued)

49.

Other Noninterest Income.  This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income.  Other noninterest income increased $262,000, or 44.5%, for the three months ended March 31, 2020 compared to the same period in 2019 due primarily to a large SBA fair value adjustment in the first quarter of 2019 that reduced other noninterest income by $263,000, which was not present in the first quarter of 2020.

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

For the three months ended March 31, 2020, noninterest expense totaled $16.4 million, an increase of $937,000, or 6.1%, compared to $15.5 million for the three months ended March 31, 2019.  The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Three Months Ended March 31,		Increase (Decrease)
	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Employee compensation and benefits	$9,466	$8,986	$480
Non-staff expenses:
Occupancy expenses	2,477	2,451	26
Amortization	333	349	(16)
Software and technology	939	782	157
FDIC insurance assessment fees	195	33	162
Legal and professional fees	519	626	(107)
Advertising and promotions	433	385	48
Telecommunication expense	180	174	6
ATM and debit card expense	418	278	140
Director and committee fees	219	239	(20)
Other noninterest expense	1,228	1,167	61
Total noninterest expense	$16,407	$15,470	$937

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes.  Salaries and employee benefits were $9.5 million for the three months ended March 31, 2020, an increase of $480,000, or 5.3%, compared to $9.0 million for the same period in 2019.  The increase resulted from annual salary increases and from the addition of six full time equivalent employees, from 463 as of March 31, 2019 to 469 as of March 31, 2020, which were added to support operational growth.

Software and Technology Fees.  Software and technology fees consist of fees paid to third parties for support of software and technology products.  Software support expense was $939,000 for the three months ended March 31, 2020, compared to $782,000 for the same period in 2019, an increase of $157,000, or 20.1%.  The increase is attributable primarily to new software investments to improve online deposit account opening, further enhance treasury management capabilities and improve connectivity to support remote working and other technology capabilities.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $195,000 for the three months ended March 31, 2020, an increase of $162,000, or 490.9%, from the three months ended March 31, 2019.  The increase resulted from an FDIC assessment credit of $534,000 that was received in January 2019, which was fully realized during the prior year.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $519,000 for the three months ended March 31, 2020, a decrease of $107,000, or 17.1%, compared

(Continued)

50.

to $626,000 for the same period in 2019.  The decrease was primarily the result of professional recruiting fees paid during the quarter ended March 31, 2019 that were not paid during the first quarter of 2020.

ATM and Debit Card Expense.  We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $418,000 for the three months ended March 31, 2020, an increase of $140,000, or 50.4%, compared to $278,000 for the same period in 2019 as a result of increased ATM and debit card usage by our customers.

Income Tax Expense

The amount of income tax expense we incur is influenced by the amounts of our pre-tax income, tax-exempt income and nondeductible expenses.  Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

For the three months ended March 31, 2020 and 2019, income tax expense totaled $1.4 million and $1.2 million, respectively.  The increase in income tax expense was primarily due to an increase in net earnings before taxes of $1.2 million. Our effective tax rates for the three months ended 2020 and 2019 were 18.71% and 18.19%, respectively.

Discussion and Analysis of Financial Condition as of March 31, 2020

Assets

Our total assets increased $72.5 million, or 3.13%, from $2.32 billion as of December 31, 2019 to $2.39 billion as of March 31, 2020.  Our asset growth was primarily due to increases in total loans of $12.0 million, cash and cash equivalents of $56.2 million and investment securities of $8.8 million.  These increases were partially offset by a reduction in other assets of $0.4 million.

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

Our loan portfolio is the largest category of our earning assets.  As of March 31, 2020, total loans were $1.72 billion, an increase of $12.0 million, or 0.7%, from the December 31, 2019 balance of $1.71 billion.  In addition to these amounts, $4.0 million and $2.4 million in loans were classified as held for sale as of March 31, 2020 and December 31, 2019, respectively.

(Continued)

51.

Total loans, excluding those held for sale, as a percentage of deposits, were 85.9% and 87.2% as of March 31, 2020 and December 31, 2019, respectively.  Total loans, excluding those held for sale, as a percentage of total assets, were 71.9% and 73.6% as of March 31, 2020 and December 31, 2019, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2019 to March 31, 2020:

	As of March 31, 2020	As of December 31, 2019	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial and industrial	$297,163	$279,583	$17,580	6.29%
Real estate:
Construction and development	263,973	280,498	(16,525)	(5.89)%
Commercial real estate	584,883	567,360	17,523	3.09%
Farmland	78,635	57,476	21,159	36.81%
1-4 family residential	400,605	412,166	(11,561)	(2.80)%
Multi-family residential	20,430	37,379	(16,949)	(45.34)%
Consumer and overdrafts	53,350	53,574	(224)	(0.42)%
Agricultural	19,314	18,359	955	5.20%
Total loans held for investment	$1,718,353	$1,706,395	$11,958	0.70%

Total loans held for sale	$4,024	$2,368	$1,656	69.93%

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

We had $17.3 million in nonperforming assets as of March 31, 2020, compared to $12.3 million as of December 31, 2019.  We had $16.4 million in nonperforming loans as of March 31, 2020, compared to $11.3 million as of December 31, 2019.  The increase in nonperforming loans and assets resulted primarily from one SBA 7(a), partially guaranteed (75%) loan and one commercial loan, both of which were acquired in our June 2018 acquisition of Westbound Bank.  To facilitate the workout of the SBA loan, we repurchased the guaranteed portion of the loan from a third party, resulting in an increased book balance of $3.1 million and a total book balance, which remains 75% SBA guaranteed, of $3.9 million.  The increased book balance from the SBA loan of $3.1 million, combined with the commercial loan book balance of $1.2 million, comprises $4.3 million of the increase from December 31, 2019.  Three SBA partially guaranteed loans relating to loans acquired from Westbound Bank, including the $3.1 million repurchased portion, are included in nonaccrual loans at March 31, 2020 and had combined book balances of $8.7 million.  Management continues efforts with these borrowers to achieve a return to full performing status; however, all three loans are collateralized by hospitality-focused properties and have been heavily impacted by the COVID-19 crisis, thus limiting available workout options at this time.  Excluding these partially guaranteed SBA loans, non-performing assets as a percentage of total loans at March 31, 2020 would be 0.49%.

(Continued)

52.

The following table presents information regarding nonperforming assets and loans as of:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$16,232	$11,262
Accruing loans 90 or more days past due	150	—
Total nonperforming loans	16,382	11,262
Other real estate owned:
Commercial real estate, construction and development, and farmland	105	105
Residential real estate	500	498
Total other real estate owned	605	603
Repossessed assets owned	292	392
Total other assets owned	897	995
Total nonperforming assets	$17,279	$12,257
TDR loans - nonaccrual	$97	$101
TDR loans - accruing	$7,220	$7,240
Ratio of nonperforming loans to total loans(1)(2)	0.95%	0.66%
Ratio of nonperforming assets to total assets	0.72%	0.53%

(1) Excludes loans held for sale of $4.0 million and $2.4 million as of March 31, 2020 and December 31, 2019, respectively.
(2) Restructured loans on nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.

The following table presents nonaccrual loans by category as of:

	March 31, 2020	December 31, 2019
Commercial and industrial	$412	$46
Real estate:
Construction and development	1,192	—
Commercial real estate	10,236	6,860
Farmland	176	182
1-4 family residential	3,886	3,853
Multi-family residential	—	—
Consumer	229	279
Agricultural	101	42
Total	$16,232	$11,262

Potential Problem Loans

From a credit risk standpoint, we classify loans in one of five risk ratings: pass, special mention, substandard, doubtful or loss.  Within the pass rating, we classify loans into one of the following five subcategories based on perceived credit risk, including repayment capacity and collateral security: superior, excellent, good, acceptable and acceptable/watch.  The classifications of loans reflect a judgment about the risks of default and loss associated with the loan.  We review the ratings on credits monthly.  Ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit as of each monthly reporting period.  Our methodology is structured so that specific ACL allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

53.

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

Modified loans that avoided TDR status are not currently required to pay, or are paying with interest only, but they are nevertheless considered performing so long as they are compliant with the terms of their modifications.   They will be evaluated for classification, but the existence of a loan modification in accordance with CARES Act does not necessarily results in a classification.

The following tables summarize the internal ratings of our loans as of:

	March 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
	(Dollars in thousands)
Commercial and industrial	$296,454	$—	$297	$—	$—	$412	$297,163
Real estate:
Construction and development	262,175	—	606	—	—	1,192	263,973
Commercial real estate	563,419	70	11,158	—	—	10,236	584,883
Farmland	78,321	41	97	—	—	176	78,635
1-4 family residential	396,481	238	—	—	—	3,886	400,605
Multi-family residential	20,430	—	—	—	—	—	20,430
Consumer	53,044	77	—	—	—	229	53,350
Agricultural	19,053	70	90	—	—	101	19,314
Total	$1,689,377	$496	$12,248	$—	$—	$16,232	$1,718,353

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$279,217	$153	$213	$—	$—	$279,583
Real estate:
Construction and development	278,679	600	1,219	—	—	280,498
Commercial real estate	548,662	1,071	17,627	—	—	567,360
Farmland	57,152	91	233	—	—	57,476
1-4 family residential	409,896	1,425	845	—	—	412,166
Multi-family residential	37,379	—	—	—	—	37,379
Consumer	53,327	192	55	—	—	53,574
Agricultural	18,101	126	132	—	—	18,359
Total	$1,682,413	$3,658	$20,324	$—	$—	$1,706,395

Allowance for Credit Losses

We maintain an allowance for credit losses (“ACL”) that represents management’s best estimate of the appropriate level of losses and risks inherent in our applicable financial assets under the current expected credit loss model.  The amount of the allowance for credit losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all.  The determination of the amount of allowance involves a high degree of judgement and subjectivity.  Refer to Note 1 of the notes to the financial statements for discussion regarding our ACL methodologies for loans held for investment and available for sale securities.

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors.  Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes.  Credit-related impairment is recognized as an ACL on the balance sheet,

(Continued)

54.

limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense.  Upon adoption of ASC 326 on January 1, 2020, and as of March 31, 2020, the Company determined that all impaired available for sale securities that experienced a decline in fair value below the amortized costs basis were due to non-credit related factors, therefore no ACL was recorded and there was no provision expense recognized during the three months ended March 31, 2020.

In determining the ACL for loans held for investment, we primarily estimate losses on segments of loans with similar risk characteristics and where the potential loss can be identified and reasonably determined. For loans that do not share similar risk characteristics with our existing segments, they are evaluated individually for an ACL. Our portfolio is segmented by regulatory call report codes, with additional segments for warehouse mortgage loans, SBA loans acquired from Westbound Bank, and SBA loans originated by us.  The segments are further disaggregated by internally assigned risk rating classifications.   The balance of the ACL is determined using the current expected credit loss model, which considers historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and reasonable and supportable forecasts of the impact of future economic conditions on loan loss rates.  Please see “Critical Accounting Policies-Allowance for Credit Losses.”

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

As of March 31, 2020, the allowance for credit losses totaled $21.9 million, or 1.28%, of total loans, excluding those held for sale.  As of December 31, 2019, the allowance for loan losses totaled $16.2 million, or 0.95%, of total loans, excluding those held for sale.  The increase in the ACL of $5.7 million, or 35.5%, is due to the impact of adopting ASC 326 on January 1, 2020 of $4.5 million and provision for credit losses in the first quarter of 2020 of $1.4 million.  The provision for credit losses was impacted partially by our loan growth of $12.0 million, as well as provision that is specifically the result of COVID-19 developments through March 31, 2020.

(Continued)

55.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2020	2019	2019
	(Dollars in thousands)
Average loans outstanding(1)	$1,701,525	$1,651,608	$1,689,108
Gross loans outstanding at end of period(2)	1,718,353	1,655,703	1,706,395
Allowance for credit losses at beginning of the period	16,202	14,651	14,651
Impact of adopting ASC 326	4,548	—	—
Provision for credit losses	487	575	1,250
Provision for credit losses - COVID-19	913	—	—
Charge offs:
Commercial and industrial	43	6	86
Real estate:
Commercial real estate	—	—	—
1-4 family residential	59	6	14
Consumer	73	17	72
Agriculture	—	—	89
Overdrafts	49	49	192
Total charge-offs	224	78	453
Recoveries:
Commercial and industrial	—	5	508
Real estate:
Commercial real estate	—	—	1
1-4 family residential	1	1	3
Consumer	7	23	111
Agriculture	—	—	89
Overdrafts	14	13	42
Total recoveries	22	42	754
Net charge-offs (recoveries)	202	36	(301)
Allowance for credit losses at end of period	$21,948	$15,190	$16,202
Ratio of allowance to end of period loans(2)	1.28%	0.92%	0.95%
Ratio of net (recoveries) charge-offs to average loans(1)	0.01%	0.00%	(0.02%)

(1) Includes average outstanding balances of loans held for sale of $2.4 million, $1.3 million and $2.7 million for the three months ended March 31, 2020 and 2019, and for the year ended December 31, 2019, respectively.

(2) Excludes loans held for sale of $4.0 million, $1.2 million and $2.4 million for the three months ended March 31, 2020 and 2019, and for the year ended December 31, 2019, respectively.

The ratio of allowance for credit losses to non-performing loans decreased from 143.9% at December 31, 2019 to 134.0% at March 31, 2020.  Non-performing loans increased to $16.4 million at March 31, 2020, compared to $11.3 million at December 31, 2019, as described in the preceding Nonperforming Assets section of Management’s Discussion and Analysis.  The total balance of non-performing loans includes three SBA partially guaranteed loans with combined book balances of $8.7 million as of March 31, 2020 that were acquired from Westbound Bank in June 2018.

Although we believe that we have established our allowance for credit losses in accordance with GAAP and that the allowance for credit losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio.  If our primary market areas experience economic declines, if asset quality deteriorates or if we are successful in growing the size of our loan portfolio, our allowance could become inadequate and material additional provisions for credit losses could be required.

(Continued)

56.

The following table shows the allocation of the allowance for credit losses among loan categories and certain other information as of the dates indicated.  The allocation of the allowance for credit losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.  The total allowance is available to absorb losses from any loan category.

	As of March 31, 2020		As of December 31, 2019
	Amount	Percent to Total Loans	Amount	Percent to Total Loans
	(Dollars in thousands)
Commercial and industrial	$2,924	13.32%	$2,056	12.69%
Real estate:
Construction and development	2,578	11.75%	2,378	14.68%
Commercial real estate	9,761	44.47%	6,853	42.30%
Farmland	792	3.61%	570	3.52%
1-4 family residential	4,156	18.94%	3,125	19.29%
Multi-family residential	189	0.86%	409	2.52%
Total real estate	17,476	79.63%	13,335	82.31%
Consumer	696	3.17%	614	3.79%
Agricultural	281	1.28%	197	1.21%
Unallocated COVID-19 reserve	571	2.60%	—	—%
Total allowance for credit losses	$21,948	100.00%	$16,202	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.  As of March 31, 2020, the carrying amount of our investment securities totaled $377.1 million, an increase of $8.9 million, or 2.4%, compared to $368.2 million as of December 31, 2019. Investment securities represented 15.8% and 15.9% of total assets as of March 31, 2020 and December 31, 2019, respectively.

Our investment portfolio consists of securities classified as available for sale. During the first quarter of 2020, we transferred all of our investment securities classified as held-to-maturity to available-for-sale in order to provide maximum flexibility to address liquidity and capital needs that may result from COVID-19.  We believe these transfers are allowable under existing GAAP due to the isolated, non-recurring and usual events resulting from the pandemic.

As of March 31, 2020, securities available for sale totaled $377.1 million, which includes the transfer of securities from our held to maturity portfolio, as well as purchases of municipal securities during the first quarter of 2020 at a cost of $19.6 million. As of December 31, 2019, securities available for sale and securities held to maturity totaled $212.7 million and $155.5 million, respectively.  Held to maturity securities represented 42.2% of our investment portfolio as of December 31, 2019.  The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.  As of March 31, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors, therefore the Company carried no ACL with respect to our securities portfolio at March 31, 2020.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,648	$144	$103	$19,689
Municipal securities	170,561	3,276	288	173,549
Mortgage-backed securities	93,979	2,508	67	96,420
Collateralized mortgage obligations	87,001	487	84	87,404
Total	$371,189	$6,415	$542	$377,062

(Continued)

57.

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,667	$592	$—	$20,259
Municipal securities	155,196	5,286	11	160,471
Mortgage-backed securities	98,332	748	348	98,732
Collateralized mortgage obligations	92,475	1,256	17	93,714
Total	$365,670	$7,882	$376	$373,176

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio.  As of March 31, 2020 and December 31, 2019, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

Prior to adoption of ASC 326, management evaluated securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warranted such an evaluation.  As of December 31, 2019, no OTTI was recorded.

The following tables sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities and, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated.  The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of March 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$1,001	2.81%	$17,605	2.96%	$1,083	5.30%	$—	—	$19,689	3.08%
Municipal securities	4,114	3.02%	34,118	3.12%	51,723	3.36%	83,594	3.16%	173,549	3.21%
Mortgage-backed securities	—	—	63,389	2.55%	33,031	2.49%	—	—	96,420	2.53%
Collateralized mortgage obligations	1,556	3.44%	85,848	2.68%	—	—	—	—	87,404	2.69%
Total	$6,671	3.09%	$200,960	2.74%	$85,837	3.05%	$83,594	3.16%	$377,062	2.91%

	As of December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$1,018	2.79%	$12,496	2.87%	$6,745	3.47%	$—	—	$20,259	3.07%
Municipal securities	2,189	3.10%	31,497	3.02%	39,951	3.40%	82,127	3.07%	155,764	3.14%
Mortgage-backed securities	—	—	55,974	2.45%	42,573	2.67%	—	—	98,547	2.54%
Collateralized mortgage obligations	1,652	3.44%	91,952	2.70%	—	—	—	—	93,604	2.72%
Total	$4,859	3.15%	$191,919	2.69%	$89,269	3.05%	$82,127	3.07%	$368,174	2.87%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time.  Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities.  The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay.  Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity.  During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened.  If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.  The weighted average life of our investment portfolio was 6.41 years with an estimated effective duration of 3.59 years as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

(Continued)

58.

The average yield of our securities portfolio was 2.91% as of March 31, 2020, up from 2.87% as of December 31, 2019.  The improvement in average yields resulted primarily from an increase in municipal securities yields from 3.14% as of December 31, 2019 to 3.21% as of March 31, 2020. As of March 31, 2020, municipal securities and mortgage backed securities comprised 46.0% and 25.6% of the portfolio, respectively.  As of December 31, 2019, municipal securities and mortgage backed securities comprised 42.3% and 26.8% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts.  We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2020 were $2.00 billion, an increase of $43.6 million, or 2.2%, compared to $1.96 billion as of December 31, 2019.

The following table presents the average balances on deposits for the periods indicated:

	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019	Dollar Change	Percent Change
	(Dollars in thousands)
NOW and interest-bearing demand accounts	$276,121	$264,483	$11,638	4.40%
Savings accounts	75,078	71,940	3,138	4.36%
Money market accounts	611,861	609,741	2,120	0.35%
Certificates and other time deposits	512,447	514,051	(1,604)	(0.31%)
Total interest-bearing deposits	1,475,507	1,460,215	15,292	1.05%
Noninterest-bearing demand accounts	524,263	500,895	23,368	4.67%
Total deposits	$1,999,770	$1,961,110	$38,660	1.97%

The aggregate amount of certificates and other time deposits in denominations of $100,000 or more as of March 31, 2020 and December 31, 2019 was $375.9 million and $387.5 million, respectively.

The scheduled maturities of certificates and other time deposits greater than $100,000 were as follows:

	As of March 31, 2020
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$89,573	2.23%
3 to 6 months	116,370	2.32%
6 to 12 months	116,367	1.64%
12 to 24 months	34,391	1.74%
24 to 36 months	10,592	1.97%
36 to 48 months	6,742	2.55%
Over 48 months	1,882	1.95%
Total	$375,917	2.03%

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

(Continued)

59.

Federal Home Loan Bank (FHLB) Advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans.  As of March 31, 2020 and December 31, 2019, total borrowing capacity of $529.4 million and $560.6 million, respectively, was available under this arrangement.  Our outstanding FHLB advances mature within 4 years.  As of March 31, 2020, approximately $1.36 billion in real estate loans were pledged as collateral for our FHLB borrowings.  We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.  The following table presents our FHLB borrowings by maturity and weighted average rate as of March 31, 2020:

	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Less than 90 days	$60,000	0.59%
90 days to less than one year	1,500	1.74%
One to three years	3,114	1.91%
After three to five years	6,000	1.76%
After five years	—	—
Total	$70,614	0.77%

Federal Reserve Bank of Dallas.  The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis.  Certain commercial and industrial and consumer loans are pledged under this arrangement.  We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan.  As of March 31, 2020 and December 31, 2019, $190.5 million and $178.7 million, respectively, were available under this arrangement.  As of March 31, 2020 and December 31, 2019, approximately $244.0 million and $178.7 million, respectively, in consumer and commercial and industrial loans were pledged as collateral.  As of March 31, 2020 and December 31, 2019, no borrowings were outstanding under this arrangement.

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

(Continued)

60.

In December 2015, the Company issued $5.0 million in debentures, of which $2.5 million were issued to directors and other related parties.  As of December 31, 2019 $4.5 million of the debentures had been repaid.  The remaining $500,000 debenture was issued at par value of $500,000 with a rate of 5.00% and maturity date of July 1, 2020.  At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture.  The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties.  The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company will pay interest semi-annually on May 1st and November 1st in arrears during the term of the debentures.  The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture.  The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

Other Borrowings.  We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities.  In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and in March 2020, we renewed that line of credit.  The line of credit bears interest at the prime rate, with quarterly interest payments, and matures in March 2021.  As of March 31, 2020, there was a $20.0 million outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events, such as COVID-19.  For the three months ended March 31, 2020 and the year ended December 31, 2019, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources.  As of March 31, 2020 and December 31, 2019, we maintained three federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $55.0 million in federal funds.  There were no funds under these lines of credit outstanding as of March 31, 2020 and December 31, 2019.  In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in Other Borrowings provides an additional source of liquidity.

(Continued)

61.

Subsequent to March 31, 2020, and to provide additional liquidity for the SBA Paycheck Protection Program, we obtained a six-month advance of $100.0 million from the FHLB at a fixed interest rate of 0.25%, maturing October 13, 2020 and with no prepayment penalty.  As of May 4, 2020, we have SBA approved loans of approximately $209.6 million under the program and expect the duration of these loans, many of which are expected to be forgiven, to be less than 6 months.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated.  Average assets were $2.33 billion for the three months ended March 31, 2020 and $2.32 billion for the year ended December 31, 2019.

	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
Sources of Funds:
Deposits:
Noninterest-bearing	22.54%	21.60%
Interest-bearing	63.45%	62.97%
Advances from FHLB	1.00%	2.50%
Line of credit	0.15%	—
Subordinated debentures	0.46%	0.51%
Securities sold under agreements to repurchase	0.55%	0.47%
Accrued interest and other liabilities	0.93%	1.02%
Shareholders’ equity	10.92%	10.93%
Total	100.00%	100.00%

Uses of Funds:
Loans	72.27%	72.16%
Securities available for sale	9.47%	9.89%
Securities held to maturity	6.21%	6.86%
Nonmarketable equity securities	0.40%	0.49%
Federal funds sold	2.99%	1.89%
Interest-bearing deposits in other banks	3.25%	2.32%
Other noninterest-earning assets	5.41%	6.39%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	26.22%	25.54%
Average loans to average deposits	85.09%	86.13%

Our primary source of funds is deposits, and our primary use of funds is loans.  We do not expect a change in the primary source or use of our funds in the foreseeable future.  Our average loans, including average loans held for sale, increased $49.9 million, or 3.0%, for the three months ended March 31, 2020 compared to the same period in 2019.  We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of March 31, 2020, we had $411.1 million in outstanding commitments to extend credit and $8.5 million in commitments associated with outstanding standby and commercial letters of credit.  As of December 31, 2019, we had $440.7 million in outstanding commitments to extend credit and $9.1 million in commitments associated with outstanding standby and commercial letters of credit.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2020 and December 31, 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.  As of March 31, 2020, we had cash and cash equivalents of $146.9 million, compared to $90.7 million as of December 31, 2019.  The increase was primarily due to an increase in federal funds sold of $36.0 million and an increase in interest-bearing deposits of $40.7 million.

(Continued)

62.

Capital Resources

Total shareholders’ equity decreased to $253.6 million as of March 31, 2020, compared to $261.6 million as of December 31, 2019, a decrease of $7.9 million, or 3.0%.  The decrease from December 31, 2019 was primarily the result the repurchase of common stock through the Company’s share buyback program for the three months ended March 31, 2020.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations.  Banking regulators view capital levels as important indicators of an institution’s financial soundness.  As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold.  We are subject to certain regulatory capital requirements at the bank holding company and bank levels.  As of March 31, 2020 and December 31, 2019, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations.  As we deploy our capital and learn more about the economic impacts of COVID-19, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses.  However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	March 31, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc.

Total capital (to risk weighted assets)	$249,729	12.65%	$253,793	13.29%
Tier 1 capital (to risk weighted assets)	227,781	11.53%	237,591	12.44%
Tier 1 capital (to average assets)	227,781	9.97%	237,591	10.29%
Common equity tier 1 risk-based capital	217,471	11.01%	227,281	11.90%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$268,880	13.62%	$249,643	13.07%
Tier 1 capital (to risk weighted assets)	246,932	12.50%	233,441	12.22%
Tier 1 capital (to average assets)	246,932	10.80%	233,441	10.11%
Common equity tier 1 risk-based capital	246,932	12.50%	233,441	12.22%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of March 31, 2020 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of March 31, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$425,153	$62,879	$14,865	$—	$502,897
Advances from FHLB	61,500	3,114	6,000	—	70,614
Subordinated debentures	500	—	—	10,310	10,810
Operating leases	58	467	278	10,582	11,385
Total	$487,211	$66,460	$21,143	$20,892	$595,706

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets.  We enter into these transactions to meet the financing needs of our

(Continued)

63.

customers.  These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of March 31, 2020 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of March 31, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$2,786	$2,239	$380	$3,058	$8,463
Commitments to extend credit	252,314	62,016	32,735	64,022	411,087
Total	$255,100	$64,255	$33,115	$67,080	$419,550

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities.  Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.   Management evaluated the likelihood of funding the standby and commercial letters of credit as of January 1, 2020, the adoption date of ASC 326, and as of March 31, 2020, and determined the likelihood to be improbable.  Therefore, no ACL was recorded for standby and commercial letters of credit as of March 31, 2020.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding.  As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements upon adoption of ASC 326 or as of March 31, 2020.

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

(Continued)

64.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	March 31, 2020		December 31, 2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	0.79%	(10.17)%	0.25%	(0.85)%
+200	(0.09)%	(5.97)%	0.30%	1.17%
+100	(0.28)%	(2.77)%	0.14%	0.93%
Base	—	—	—	—
-100	(0.83)%	2.77%	(1.78)%	(7.11)%

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

(Continued)

65.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31,		As of December 31,
	2020	2019	2019
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$253,646	$250,310	$261,551
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(3,639)	(4,493)	(3,853)
Total tangible common equity	$217,847	$213,657	$225,538
Common shares outstanding(1)	11,128,556	11,803,786	11,547,443
Book value per common share	$22.79	$21.21	$22.65
Tangible book value per common share	$19.58	$18.10	$19.53

(1) Excludes the dilutive effect, if any, of 0, 66,202 and 43,492 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

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

(Continued)

66.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31, 2020	As of December 31, 2019
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity	$253,646	$261,551
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible, net	(3,639)	(3,853)
Total tangible common equity	$217,847	$225,538
Tangible Assets
Total assets	$2,390,984	$2,318,444
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible, net	(3,639)	(3,853)
Total tangible assets	$2,355,185	$2,282,431

Total Shareholders' Equity to Total Assets	10.61%	11.28%
Tangible Common Equity to Tangible Assets	9.25%	9.88%

Cautionary Notice Regarding Forward-Looking Statements

This Report, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of section 27A of the Securities Act and section 21E of the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for credit losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of the operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement.  These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•

the impact of COVID-19 on our business, including the impact of the actions taken by federal, state and local governmental authorities in response to COVID-19 (including, without limitation, interest rate policy, restrictions on the operation of businesses, the CARES Act and any other economic stimulus and recovery measures),  and the resulting effect of all such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

•	our ability to prudently manage our growth and execute our strategy;
•	risks associated with our acquisition and de novo branching strategy;
•	business and economic conditions generally and in the financial services industry, nationally and within our primary Texas markets;

(Continued)

67.

•	concentration of our business within our geographic areas of operation in Texas;
•	deterioration of our asset quality and higher loan charge-offs;
•	changes in the value of collateral securing our loans;
•	inaccuracies in the assumptions and estimate we make in establishing the allowance for credit losses reserve and other estimates;
•	changes in management personnel and our ability to attract, motivate and retain qualified personnel;
•	liquidity risks associated with our business;
•	interest rate risk associated with our business that could decrease net interest income;
•	our ability to maintain important deposit customer relationships and our reputation;
•	operational risks associated with our business;
•	volatility and direction of market interest rates;
•	change in regulatory requirements to maintain minimum capital levels;
•	increased competition in the financial services industry, particularly from regional and national institutions;
•	institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•	further government intervention in the U.S. financial system;
•	changes in the scope and cost of FDIC insurance and other coverage;
•

natural disasters and adverse weather, acts of terrorism (including cyberattacks), an outbreak of hostilities or public health outbreaks (such as COVID-19), or other international or domestic calamities, and other matters beyond our control;

•	risks that the financial institutions we may acquire or de novo branches we may open will not be integrated successfully, or the integrations may be more time consuming or costly than expected;
•	technology related changes are difficult to make or are more expensive than expected; and
•

the other factors that are described under the caption “Risk Factors” or referenced in this report, our Annual Report on Form 10-K for the year ended December 31, 2019, and other risks included in the Company’s filings with the SEC.

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

(Continued)

68.

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors previously disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and other risks included in the Company’s filings with the SEC.  The Company’s business could be harmed by any of these risks.   The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment.  There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of:

The novel coronavirus disease 2019 (“COVID-19”) pandemic is adversely affecting us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects could be significant.

The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These changes have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

Business and consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to increase over coming months and will likely adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn has influenced the recognition of credit losses in our loan portfolios and has increased our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Disruptions to our customers' businesses could also result in declines in, among other things, wealth management revenue. These developments as a consequence of the pandemic are materially impacting our business and the businesses of our customers and are expected to have a material adverse effect on our financial results for 2020, as evidenced by our first quarter results.

In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially

(Continued)

70.

affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.

COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which we operate and on our business, operations and financial condition could deepen.

As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity and results of operations:

•	Demand for our products and services may decline, making it difficult to grow assets and income.
•

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income.

•	Collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase.
•	Our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond any applicable modification periods, which will adversely affect our net income.
•	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
•

As the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income.

•	A material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend.
•	Our trust and wealth management revenues may decline with continuing market turmoil.
•

A prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets.

•	We rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us, and
•	Federal Deposit Insurance Corporation premiums may increase and the agency experiences additional resolution costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In In June 2019, the Company announced the adoption a stock repurchase program that authorized the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company announced the termination of that stock repurchase program and the adoption of a new stock repurchase program that authorized the repurchase of up to 1,000,000 shares of the Company common stock. The stock repurchase program will be effective until the earlier of March 13, 2022, or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors. All repurchases shown in the table below were made pursuant to these stock repurchase programs in open market purchases, privately negotiated transactions or other means.

(Continued)

71.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January, 2020	8,700	$30.99	8,700	456,330
February, 2020	114,886	$30.66	114,886	341,444
March, 2020	298,301	$23.55	298,301	1,043,143
Total	421,887		421,887

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

GUARANTY BANCSHARES, INC.
(Registrant)

Date: May 8, 2020	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: May 8, 2020	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

73.