Form 10-Q
period 2020-06-30
GUARANTY BANCSHARES INC /TX/
filed 2020-08-07
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ☒

As of August 3, 2020, there were 11,014,283 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$35,490	$39,907
Federal funds sold	104,375	45,246
Interest-bearing deposits	51,129	5,561
Total cash and cash equivalents	190,994	90,714
Securities available for sale	376,381	212,716
Securities held to maturity	—	155,458
Loans held for sale	7,194	2,368
Loans, net of allowance for credit losses of $34,119 and $16,202, respectively	1,919,201	1,690,794
Accrued interest receivable	11,864	9,151
Premises and equipment, net	55,251	53,431
Other real estate owned	402	603
Cash surrender value of life insurance	34,920	34,495
Core deposit intangible, net	3,426	3,853
Goodwill	32,160	32,160
Other assets	35,402	32,701
Total assets	$2,667,195	$2,318,444
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$772,179	$525,865
Interest-bearing	1,469,847	1,430,939
Total deposits	2,242,026	1,956,804
Securities sold under agreements to repurchase	17,414	11,100
Accrued interest and other liabilities	25,960	23,061
Line of credit	2,000	—
Federal Home Loan Bank advances	100,610	55,118
Subordinated debentures	20,310	10,810
Total liabilities	2,408,320	2,056,893
Commitments and contingencies (see Note 11)
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 12,908,097 and 12,905,097 shares issued, and 11,013,804 and 11,547,443 shares outstanding, respectively	12,908	12,905
Additional paid-in capital	187,073	186,692
Retained earnings	97,788	98,239
Treasury stock, 1,894,293 and 1,357,654 shares at cost	(47,969)	(34,492)
Accumulated other comprehensive income (loss)	9,075	(1,793)
Total shareholders' equity	258,875	261,551
Total liabilities and shareholders' equity	$2,667,195	$2,318,444

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$24,139	$22,581	$46,656	$44,825
Securities
Taxable	1,187	1,527	2,481	3,126
Nontaxable	1,086	957	2,061	1,916
Federal funds sold and interest-bearing deposits	169	488	635	993
Total interest income	26,581	25,553	51,833	50,860

Interest expense
Deposits	3,040	5,704	7,461	11,377
FHLB advances and federal funds purchased	123	381	205	828
Subordinated debentures	176	170	319	339
Other borrowed money	60	12	97	23
Total interest expense	3,399	6,267	8,082	12,567

Net interest income	23,182	19,286	43,751	38,293
Provision for credit losses	12,100	575	13,500	1,150
Net interest income after provision for credit losses	11,082	18,711	30,251	37,143

Noninterest income
Service charges	571	889	1,479	1,715
Net realized loss on securities transactions	—	(22)	—	(22)
Net realized gain on sale of loans	1,508	683	2,697	1,160
Other income	2,908	2,560	5,772	4,819
Total noninterest income	4,987	4,110	9,948	7,672

Noninterest expense
Employee compensation and benefits	8,077	8,693	17,543	17,679
Occupancy expenses	2,550	2,437	5,027	4,888
Other expenses	4,557	4,264	9,021	8,297
Total noninterest expense	15,184	15,394	31,591	30,864

Income before income taxes	885	7,427	8,608	13,951
Income tax (benefit) provision	(190)	1,384	1,255	2,571
Net earnings	$1,075	$6,043	$7,353	$11,380
Basic earnings per share	$0.10	$0.52	$0.65	$0.97
Diluted earnings per share	$0.10	$0.52	$0.65	$0.97

See accompanying notes to consolidated financial statements.

4.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings	$1,075	$6,043	$7,353	$11,380
Other comprehensive income:
Unrealized gains on securities
Unrealized holding gains arising during the period	11,382	3,325	12,486	8,484
Unrealized gains on held to maturity securities transferred to available for sale	—	—	2,265	—
Amortization of net unrealized gains on held to maturity securities	—	4	46	9
Reclassification adjustment for net losses included in net earnings	—	22	—	22
Tax effect	(2,390)	(719)	(3,100)	(1,805)
Unrealized gains on securities, net of tax	8,992	2,632	11,697	6,710
Unrealized holding losses arising during the period on interest rate swaps	(243)	(91)	(829)	(174)
Total other comprehensive income	8,749	2,541	10,868	6,536
Comprehensive income	$9,824	$8,584	$18,221	$17,916

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
For the Six Months Ended June 30, 2020
Balance at December 31, 2019	$—	$12,905	$186,692	$98,239	$(34,492)	$(1,793)	$261,551
Impact of adoption of ASC 326, net of tax of $955	—	—	—	(3,593)	—	—	(3,593)
Net earnings	—	—	—	7,353	—	—	7,353
Other comprehensive income	—	—	—	—	—	10,868	10,868
Exercise of stock options	—	3	69	—	—	—	72
Purchase of treasury stock	—	—	—	—	(13,477)	—	(13,477)
Stock based compensation	—	—	312	—	—	—	312
Dividends:
Common - $0.38 per share	—	—	—	(4,211)	—	—	(4,211)
Balance at June 30, 2020	$—	$12,908	$187,073	$97,788	$(47,969)	$9,075	$258,875

For the Three Months Ended June 30, 2020
Balance at March 31, 2020	$—	$12,908	$186,916	$98,805	$(45,309)	$326	$253,646
Net earnings	—	—	—	1,075	—	—	1,075
Other comprehensive income	—	—	—	—	—	8,749	8,749
Purchase of treasury stock	—	—	—	—	(2,660)	—	(2,660)
Stock based compensation	—	—	157	—	—	—	157
Dividends:
Common - $0.19 per share	—	—	—	(2,092)	—	—	(2,092)
Balance at June 30, 2020	$—	$12,908	$187,073	$97,788	$(47,969)	$9,075	$258,875

See accompanying notes to consolidated financial statements.

6.

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
For the Six Months Ended June 30, 2019
Balance at December 31, 2018	$—	$12,835	$185,174	$80,088	$(24,352)	$(9,162)	$244,583
Net earnings	—	—	—	11,380	—	—	11,380
Other comprehensive income	—	—	—	—	—	6,536	6,536
Exercise of stock options	—	20	461	—	—	—	481
Purchase of treasury stock	—	—	—	—	(9,197)	—	(9,197)
Restricted stock grants	—	31	(31)	—	—	—	—
Stock based compensation	—	—	314	—	—	—	314
Dividends:
Common - $0.34 per share	—	—	—	(3,976)	—	—	(3,976)
Balance at June 30, 2019	$—	$12,886	$185,918	$87,492	$(33,549)	$(2,626)	$250,121

For the Three Months Ended June 30, 2019
Balance at March 31, 2019	$—	$12,885	$185,742	$83,417	$(26,567)	$(5,167)	$250,310
Net earnings	—	—	—	6,043	—	—	6,043
Other comprehensive income	—	—	—	—	—	2,541	2,541
Exercise of stock options	—	1	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	(6,982)	—	(6,982)
Stock based compensation	—	—	177	—	—	—	177
Dividends:
Common - $0.17 per share	—	—	—	(1,968)	—	—	(1,968)
Balance at June 30, 2019	$—	$12,886	$185,918	$87,492	$(33,549)	$(2,626)	$250,121

See accompanying notes to consolidated financial statements.

7.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net earnings	$7,353	$11,380
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	1,995	1,954
Amortization	673	698
Deferred taxes	(2,175)	(646)
Premium amortization, net of discount accretion	1,908	1,912
Net realized loss on securities transactions	—	22
Gain on sale of loans	(2,697)	(1,160)
Provision for credit losses	13,500	1,150
Origination of loans held for sale	(69,170)	(34,364)
Proceeds from loans held for sale	67,041	33,267
Write-down of other real estate and repossessed assets	357	6
Net gain on sale of premises, equipment, other real estate owned and other assets	107	9
Stock based compensation	312	314
Net change in accrued interest receivable and other assets	(6,409)	(19,418)
Net change in accrued interest payable and other liabilities	2,053	11,395
Net cash provided by operating activities	14,848	6,519

Cash flows from investing activities
Securities available for sale:
Purchases	(20,894)	(5,120)
Proceeds from sales	—	3,957
Proceeds from maturities and principal repayments	22,552	13,039
Securities held to maturity:
Proceeds from maturities and principal repayments	3,024	3,215
Net originations of loans	(246,637)	(34,503)
Net purchases of premises and equipment	(3,881)	(2,333)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	339	293
Net cash used in investing activities	(245,497)	(21,452)

See accompanying notes to consolidated financial statements.

8.

	For the Six Months Ended June 30,
	2020	2019
Cash flows from financing activities
Net change in deposits	285,222	112,510
Net change in securities sold under agreements to repurchase	6,314	(1,414)
Proceeds from FHLB advances	200,000	111,000
Repayment of FHLB advances	(154,508)	(174,009)
Proceeds from line of credit	20,000	—
Repayment of line of credit	(18,000)	—
Proceeds from issuance of debentures	10,000	—
Repayments of debentures	(500)	(1,500)
Purchase of treasury stock	(13,477)	(9,197)
Exercise of stock options	72	481
Cash dividends	(4,194)	(2,013)
Net cash provided by financing activities	330,929	35,858
Net change in cash and cash equivalents	100,280	20,925
Cash and cash equivalents at beginning of period	90,714	71,510
Cash and cash equivalents at end of period	$190,994	$92,435

Supplemental disclosures of cash flow information
Interest paid	$8,497	$12,361
Income taxes paid	2,600	2,235

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	2,092	1,965
Transfer loans to other real estate owned and repossessed assets	182	92

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

Basis of Presentation: The consolidated financial statements in this Quarterly Report on Form 10-Q (this “Report”) include the accounts of Guaranty, the Bank, and their respective other direct and indirect subsidiaries and any other entities in which Guaranty has a controlling interest.  The Bank has six wholly-owned non-bank subsidiaries, Guaranty Company, Inc., G B COM, INC., 2800 South Texas Avenue LLC, Pin Oak Realty Holdings, Inc., Pin Oak Asset Management, LLC (formerly Pin Oak Energy Holdings, LLC) and White Oak Aviation, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting and financial reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

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

Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. On March 16, 2020, the Federal Open Market Committee reduced the target federal funds rate range to 0.00% to 0.25%.  These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations, as well as business and consumer confidence.  As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income.  Other financial impacts could occur though such potential impact is unknown at this time.

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

The Company adopted the Current Expected Credit Losses (CECL) standard (Accounting Standards Update 2016-13 or ASC 326) on January 1, 2020.  The day one impact of adopting CECL resulted in an allowance increase of $4,548, or 28.1%, from December 31, 2019.  The day one increase was primarily due to recognizing expected lifetime losses in the portfolio and adding an economic forecast based upon our assumptions on January 1, 2020.  The Company has added $13,500 to the provision for loan losses subsequent to the day one effect, through the first two quarters of 2020, compared to $1,150 for the six months ended June 30, 2019.  The significant increase in the ACL provision during the six months ended June 30, 2020 resulted primarily from changes in our CECL model assumptions as a result of COVID-19.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures.  Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded a decrease to retained earnings of $3,593, net of tax effects of $955, as of January 1, 2020 for the cumulative effect of adopting ASC 326.

Allowance for Credit Losses:

Available for Sale Debt Securities

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether or not it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the securities amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment,

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected are less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We use the weighted-average remaining maturity method (WARM method) as the basis for the estimation of expected credit losses. The WARM method uses a historical average annual charge-off rate. This average annual charge-off rate contains loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a segment at the balance sheet date.  The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate.  The calculation of the unadjusted historical charge-off rate is then adjusted for current conditions and for reasonable and supportable forecast periods.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors.

The allowance for credit losses is measured on a collective (pool or segment) basis when similar risk characteristics exist. Our loan portfolio segments include both regulatory call report codes and by internally identified risk ratings for our commercial loan segments and by delinquency status for our consumer loan segments.  We also have separately identified our mortgage warehouse loans, internally originated SBA loans, SBA loans acquired from Westbound Bank in 2018 and loans originated under the PPP for inherent risk analysis.  Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

The following groups of loans are considered to carry specific similar inherent risk characteristics, which the Bank considers separately during its calculation of the allowance for credit losses.  These groups of loans are reported within the segments identified in the previous table.

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

In response to the COVID-19 pandemic, the Bank provided financial relief to many of its customers through a 3-month principal and interest payment deferral program or an up to 6-month interest only program.  Pursuant to the CARES Act and the April 7, 2020 Interagency guidance, these loan modifications are not considered to be troubled debt restructurings.

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

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 - MARKETABLE SECURITIES

During the first quarter of 2020, the Company transferred all of its investment securities classified as held to maturity to available for sale in order to provide maximum flexibility to address liquidity and capital needs that may result from COVID-19. The Company believes that these transfers are allowable under existing GAAP due to the isolated, non-recurring and unusual events resulting from the pandemic.

The following tables summarize the amortized cost and fair value of securities available for sale as of June 30, 2020, and the amortized cost and fair value of securities held to maturity and available for sale, respectively, as of December 31, 2019 and the corresponding amounts of gross unrealized gains and losses:

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$18,630	$1,306	$—	$19,936
Municipal securities	170,817	10,378	—	181,195
Mortgage-backed securities	89,123	2,699	1	91,821
Collateralized mortgage obligations	80,556	2,876	3	83,429
Total available for sale	$359,126	$17,259	$4	$376,381

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,667	$592	$—	$20,259
Municipal securities	16,780	576	8	17,348
Mortgage-backed securities	83,967	550	335	84,182
Collateralized mortgage obligations	89,798	1,146	17	90,927
Total available for sale	$210,212	$2,864	$360	$212,716

Held to maturity:
Municipal securities	$138,416	$4,710	$3	$143,123
Mortgage-backed securities	14,365	198	13	14,550
Collateralized mortgage obligations	2,677	110	—	2,787
Total held to maturity	$155,458	$5,018	$16	$160,460

There is no allowance for credit losses recorded for our available for sale debt securities as of June 30, 2020.

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

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of June 30, 2020, for which no allowance for credit losses has been recorded, and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2020	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$(1)	$1,760	$—	$—	$(1)	$1,760
Collateralized mortgage obligations	—	—	(3)	1,782	(3)	1,782
Total available for sale	$(1)	$1,760	$(3)	$1,782	$(4)	$3,542

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2019	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Municipal securities	$(8)	$1,138	$—	$—	$(8)	$1,138
Mortgage-backed securities	(25)	19,421	(310)	42,116	(335)	61,537
Collateralized mortgage obligations	—	—	(17)	2,594	(17)	2,594
Total available for sale	$(33)	$20,559	$(327)	$44,710	$(360)	$65,269

Held to maturity:
Municipal securities	$(1)	$1,313	$(2)	$759	$(3)	$2,072
Mortgage-backed securities	—	—	(13)	7,032	(13)	7,032
Total held to maturity	$(1)	$1,313	$(15)	$7,791	$(16)	$9,104

There were two investments in an unrealized loss position with no recorded allowance for credit losses at June 30, 2020.  The securities in a loss position were composed of collateralized mortgage obligations and mortgage backed securities.  Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors.  With respect to the  collateralized mortgage obligations and mortgage-backed securities issued by the U.S. Government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors.  The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors.  Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.  Based on evaluation of available evidence, management believes the unrealized loss on the securities as of June 30, 2020 is not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline.

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

17.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of June 30, 2020, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $306,846 and $278,318 at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

There were no securities sold during the three or six months ended June 30, 2020.  The proceeds from sales of available for sale securities and the associated losses are listed below for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$—	$3,957	$—	$3,957
Gross gains	—	—	—	—
Gross losses	—	22	—	22

The contractual maturities at June 30, 2020 of available for sale securities at carrying value and estimated fair value are shown below.  The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities.  These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale
June 30, 2020	Amortized Cost	Estimated Fair Value
Due within one year	$6,235	$6,280
Due after one year through five years	51,011	53,759
Due after five years through ten years	51,214	54,905
Due after ten years	80,987	86,187
Mortgage-backed securities	89,123	91,821
Collateralized mortgage obligations	80,556	83,429
Total Securities	$359,126	$376,381

(Continued)

18.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	June 30, 2020	December 31, 2019
Commercial and industrial	$522,248	$279,583
Real estate:
Construction and development	265,982	280,498
Commercial real estate	606,061	567,360
Farmland	77,625	57,476
1-4 family residential	383,590	412,166
Multi-family residential	29,692	37,379
Consumer	52,986	53,245
Agricultural	18,981	18,359
Overdrafts	275	329
Total loans(1)	1,957,440	1,706,395
Net of:
Deferred loan (fees) costs, net	(4,120)	601
Allowance for credit losses	(34,119)	(16,202)
Total net loans(1)	$1,919,201	$1,690,794

(1) Excludes accrued interest receivable on loans of $8.9 million and $6.4 million as of June 30, 2020 and December 31, 2019, respectively, which is presented on the consolidated balance sheets.

(Continued)

19.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets.  The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.  The following tables present the activity in the ACL by class of loans for the six months ended June 30, 2020, and the activity in the allowance for loan loss by portfolio segment for the year ended December 31, 2019 and for the six months ended June 30, 2019:

For the Six Months Ended June 30, 2020	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Specific unallocated COVID-19 reserve	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$—	$16,202
Impact of adopting ASC 326	546	323	2,228	26	1,339	(50)	72	73	(9)	—	4,548
Provision for credit losses	1,491	2,193	6,567	654	1,729	245	364	114	60	83	13,500
Loans charged-off	(43)	—	—	—	(59)	—	(80)	(18)	(83)	—	(283)
Recoveries	86	—	—	—	2	—	17	20	27	—	152
Ending balance	$4,136	$4,894	$15,648	$1,250	$6,136	$604	$975	$386	$7	$83	$34,119

For the Year Ended December 31, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Provision for loan losses	(117)	458	827	(73)	268	(222)	(2)	(41)	152	1,250
Loans charged-off	(86)	—	—	—	(14)	—	(72)	(89)	(192)	(453)
Recoveries	508	—	1	—	3	—	111	89	42	754
Ending balance	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202

For the Six Months Ended June 30, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Provision for loan losses	297	(45)	747	15	61	45	(410)	375	65	1,150
Loans charged-off	(49)	—	—	—	(6)	—	(18)	—	(92)	(165)
Recoveries	12	—	1	—	3	—	67	—	24	107
Ending balance	$2,011	$1,875	$6,773	$658	$2,926	$676	$204	$613	$7	$15,743

(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The ACL as of June 30, 2020 was estimated using the current expected credit loss model.  The primary reasons for the increase in required ACL were largely from additional qualitative factors, primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which are impacted by the effects of COVID-19.

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

Assets are graded “pass” when the relationship exhibits acceptable credit risk and indicates repayment ability, tolerable collateral coverage and reasonable performance history.  Lending relationships exhibiting potentially significant credit risk and marginal repayment ability and/or asset protection are graded “special mention.”  Assets classified as “substandard” are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness that jeopardizes the liquidation of the debt.  Substandard graded loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets graded “doubtful” are substandard graded loans that have added characteristics that make collection or liquidation in full improbable.  Loans that are on nonaccrual status are generally classified as substandard.

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

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of June 30, 2020:

June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Risk rating
Pass	$342,132	$39,539	$19,145	$11,883	$9,506	$18,739	$75,191	$516,135
Special mention	—	—	—	—	—	488	5,249	5,737
Substandard	—	—	216	17	57	—	—	290
Nonaccrual	—	35	51	—	—	—	—	86
Total commercial and industrial loans	$342,132	$39,574	$19,412	$11,900	$9,563	$19,227	$80,440	$522,248

Charge-offs	$—	$—	$(43)	$—	$—	$—	$—	$(43)
Recoveries	—	—	43	—	—	14	29	86
Current period net	$—	$—	$—	$—	$—	$14	$29	$43

Construction and development:
Risk rating
Pass	$60,411	$106,373	$35,101	$27,185	$9,085	$10,871	$9,316	$258,342
Special mention	209	2,247	—	1,001	—	—	—	3,457
Substandard	2,907	600	6	—	670	—	—	4,183
Nonaccrual	—	—	—	—	—	—	—	—
Total construction and development loans	$63,527	$109,220	$35,107	$28,186	$9,755	$10,871	$9,316	$265,982

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating
Pass	$41,486	$108,723	$106,164	$73,624	$88,076	$129,566	$10,466	$558,105
Special mention	—	1,643	1,593	7,374	9,597	4,732	—	24,939
Substandard	—	—	1,999	438	—	9,313	—	11,750
Nonaccrual	—	1,191	157	4,128	4,751	1,040	—	11,267
Total commercial real estate loans	$41,486	$111,557	$109,913	$85,564	$102,424	$144,651	$10,466	$606,061

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Risk rating
Pass	$6,563	$13,815	$12,889	$7,919	$11,479	$18,258	$6,227	$77,150
Special mention	—	—	—	—	—	39	—	39
Substandard	—	—	—	—	—	139	—	139
Nonaccrual	—	—	177	—	—	120	—	297
Total farmland loans	$6,563	$13,815	$13,066	$7,919	$11,479	$18,556	$6,227	$77,625

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Total
1-4 family residential:
Risk rating
Pass	$33,776	$68,348	$60,360	$42,784	$51,232	$113,953	$10,532	$380,985
Special mention	—	—	—	—	—	54	—	54
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	341	443	211	1,556	—	2,551
Total 1-4 family residential loans	$33,776	$68,348	$60,701	$43,227	$51,443	$115,563	$10,532	$383,590

Charge-offs	$—	$—	$—	$—	$—	$(59)	$—	$(59)
Recoveries	—	—	—	—	—	2	—	2
Current period net	$—	$—	$—	$—	$—	$(57)	$—	$(57)

Multi-family residential:
Risk rating
Pass	$1,891	$4,540	$13,543	$1,464	$1,779	$5,868	$607	$29,692
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$1,891	$4,540	$13,543	$1,464	$1,779	$5,868	$607	$29,692

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and overdrafts:
Risk rating
Pass	$14,736	$17,510	$12,848	$2,928	$1,115	$719	$3,112	$52,968
Special mention	12	9	43	—	6	—	—	70
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	65	134	20	3	1	—	223
Total consumer loans and overdrafts	$14,748	$17,584	$13,025	$2,948	$1,124	$720	$3,112	$53,261

Charge-offs	$(83)	$(24)	$(18)	$(38)	$—	$—	$—	$(163)
Recoveries	27	1	3	7	2	4	—	44
Current period net	$(56)	$(23)	$(15)	$(31)	$2	$4	$—	$(119)

Agricultural:
Risk rating
Pass	$2,366	$2,423	$2,944	$896	$383	$305	$9,425	$18,742
Special mention	—	—	—	56	—	—	—	56
Substandard	—	—	10	—	117	—	—	127
Nonaccrual	—	21	30	—	—	5	—	56
Total agricultural loans	$2,366	$2,444	$2,984	$952	$500	$310	$9,425	$18,981

Charge-offs	$—	$—	$(18)	$—	$—	$—	$—	$(18)
Recoveries	—	—	—	—	20	—	—	20
Current period net	$—	$—	$(18)	$—	$20	$—	$—	$2

Total loans	$506,489	$367,082	$267,751	$182,160	$188,067	$315,766	$130,125	$1,957,440

Charge-offs	$(83)	$(24)	$(79)	$(38)	$—	$(59)	$—	$(283)
Recoveries	27	1	46	7	22	20	29	152
Total current period net charge-offs	$(56)	$(23)	$(33)	$(31)	$22	$(39)	$29	$(131)

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

There were no loans classified in the “doubtful” or “loss” risk rating categories as of June 30, 2020 and December 31, 2019.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans, and their impact on ACL, as of June 30, 2020:

	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$134	$—	$134	$37
Real estate:
Construction and development	600	—	600	175
Commercial real estate	9,692	—	9,692	1,688
Farmland	—	—	—	—
1-4 family residential	—	—	—	—
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Overdrafts	—	—	—	—
Total	$10,426	$—	$10,426	$1,900

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

June 30, 2020	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$102	$11	$7	$120	$522,128	$522,248	$—
Real estate:
Construction and development	398	7	—	405	265,577	265,982	—
Commercial real estate	301	—	8,713	9,014	597,047	606,061	—
Farmland	4	—	—	4	77,621	77,625	—
1-4 family residential	2,212	154	307	2,673	380,917	383,590	—
Multi-family residential	—	—	—	—	29,692	29,692	—
Consumer	189	77	62	328	52,658	52,986	—
Agricultural	35	7	6	48	18,933	18,981	—
Overdrafts	—	—	—	—	275	275	—
Total	$3,241	$256	$9,095	$12,592	$1,944,848	$1,957,440	$—

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

The outstanding balances of TDRs are shown below:

	June 30, 2020	December 31, 2019
Nonaccrual TDRs	$95	$101
Performing TDRs	7,216	7,240
Total	$7,311	$7,341
Specific reserves on TDRs	$—	$164

There were no loans modified as TDRs that occurred during the six months ended June 30, 2020.

The following table presents loans by class, modified as TDRs that occurred during the year ended December 31, 2019:

Year Ended December 31, 2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate	4	$1,680	$1,515
Total	4	$1,680	$1,515

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

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans by class, modified as TDRs that occurred during the six months ended June 30, 2019:

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At June 30, 2020 and December 31, 2019, securities sold under agreements to repurchase totaled $17,414 and $11,100, respectively.

The Company has an unsecured $25,000 revolving line of credit, which had a $2,000 outstanding balance at June 30, 2020, bears interest at the greater of: the prime rate, which was 3.25% at June 30, 2020, or the rate floor of 3.50%, with interest payable quarterly, and matures in March 2021.

Federal Home Loan Bank (FHLB) advances, as of June 30, 2020, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2020	0.31%	$91,500
2021	1.87%	1,500
2022	1.99%	1,500
2023	—	—
2024	1.76%	6,000
		100,500

Fixed rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2020	1.38%	9
2021	1.38%	101
		$100,610

NOTE 5 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	June 30, 2020	December 31, 2019
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	10,000	500
	$20,310	$10,810

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

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines.  The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at June 30, 2020 and December 31, 2019.  Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital.  However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

28.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Other Debentures

In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties.  In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty’s initial public offering.  A further $1,000 of other debentures matured and were paid off in full in July of 2018 and another $1,000 and $500 of debentures matured and were paid off in full in July and December of 2019, respectively. The remaining $500 debenture was paid off during the second quarter of 2020.

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024.  At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture.  The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

The scheduled principal payments and weighted average rates of other debentures are as follows:

	Current Weighted Average Rate	Principal Due
2020	1.00%	$500
2021	—	—
2022	2.45%	2,000
2023	2.85%	3,500
2024	3.74%	4,000
		$10,000

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

(Continued)

29.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of stock option activity in the Plan during the six months ended June 30, 2020 and 2019 follows:

Six Months Ended June 30, 2020	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	508,000	$26.68	6.24	$3,159
Granted	35,000	27.64	9.72	41
Exercised	(3,000)	24.00	2.29	6
Forfeited	(28,200)	31.93	8.16	—
Balance, June 30, 2020	511,800	$26.47	5.90	$607

Exercisable at end of period	284,620	$25.28	4.88	$438

Six Months Ended June 30, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	537,872	$26.49	6.96	$2,088
Granted	23,000	29.77	9.69	32
Exercised	(19,172)	25.08	5.90	116
Forfeited	(17,400)	28.73	8.21	52
Balance, June 30, 2019	524,300	$26.61	6.57	$2,506

Exercisable at end of period	224,080	$24.90	5.48	$1,419

A summary of nonvested stock option activity in the Plan during the six months ended June 30, 2020 and 2019 follows:

Six Months Ended June 30, 2020	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	251,120	$28.18	7.31	$1,188
Granted	35,000	27.64	9.72	41
Vested	(35,740)	26.74	6.51	36
Forfeited	(23,200)	31.93	8.16	—
Balance, June 30, 2020	227,180	$27.96	7.17	$170

Six Months Ended June 30, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	331,560	$27.74	7.77	$975
Granted	23,000	29.77	9.69	32
Vested	(37,940)	27.28	7.54	163
Forfeited	(16,400)	30.49	8.71	52
Balance, June 30, 2019	300,220	$27.89	7.38	$1,087

(Continued)

30.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Information related to stock options in the Plan is as follows for the six months ended:

	June 30, 2020	June 30, 2019
Intrinsic value of options exercised	$6	$116
Cash received from options exercised	72	481
Weighted average fair value of options granted	4.13	5.18

Restricted Stock Awards and Units

A summary of restricted stock activity in the Plan during the six months ended June 30, 2020 and 2019 follows:

Six Months Ended June 30, 2020	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	31,459	$30.29
Granted	—	—
Vested	(10,100)	30.25
Forfeited	—	—
Balance, June 30, 2020	21,359	$30.31

Six Months Ended June 30, 2019	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	30,500	30.25
Vested	(959)	—
Forfeited	—	—
Balance, June 30, 2019	31,939	$29.43

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of June 30, 2020, there was $1,817 of total unrecognized compensation expense related to unvested stock options granted under the Plan.  The expense is expected to be recognized over a weighted-average period of 3.34 years.

The Company granted options under the Plan during the first six months of 2020 and 2019.  Expense of $312 and $314 was recorded during the six months ended June 30, 2020 and 2019, respectively, which represents the fair value of shares vested during those periods.

(Continued)

31.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the six months ended June 30, 2020 and 2019 totaled $692 and $634, respectively.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of June 30, 2020 and December 31, 2019, the number of shares held by the KSOP were 1,249,209 and 1,224,697, respectively.  There were no unallocated shares to plan participants as of June 30, 2020 or as of December 31, 2019.  All shares held by the KSOP were treated as outstanding at each of the respective period ends.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company.  The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers.  The cash surrender value of life insurance policies held by the Company totaled $34,920 and $34,495 as of June 30, 2020 and December 31, 2019, respectively.

Expense related to these plans totaled $400 and $409 for the six months ended June 30, 2020 and 2019, respectively, and $602 for the year ended December 31, 2019.  This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings.  The recorded liability totaled approximately $4,398 and $4,081 as of June 30, 2020 and December 31, 2019, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company.  Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors.  The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole.  These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the six months ended June 30, 2020 and 2019 totaled $728 and $1,550, respectively.  This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 15 years. Some of the Company’s operating leases include options to extend the leases for up to 7 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities.  The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease.  As of June 30, 2020, operating lease right-of-use assets were $11,349 and liabilities were $11,549 and were included within the accompanying consolidated balance sheets as components of other assets and other liabilities, respectively.

(Continued)

32.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Operating lease expense for operating leases accounted for under ASC 842 for the six months ended June 30, 2020 and 2019 was approximately $921 and $854, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	June 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$11,349	$11,554
Operating lease liabilities	11,549	11,675

Weighted average remaining lease term
Operating leases	9 years	10 years
Weighted average discount rate
Operating leases	2.59%	2.69%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2024 and thereafter.  Minimum future lease payments under these non-cancelable operating leases in excess of one year as of June 30, 2020, are as follows:

Year Ended December 31,	Amount
2020	$900
2021	1,567
2022	1,409
2023	1,374
2024	1,373
Thereafter	6,467
Total lease payments	13,090
Less: interest	(1,541)
Present value of lease liabilities	$11,549

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax (benefit) expense for the period	$(190)	$1,384	$1,255	$2,571
Effective tax rate	-21.47%	18.63%	14.58%	18.43%

The effective tax rates differ from the statutory federal tax rate of 21% for the three and six months ended June 30, 2020 and 2019, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

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

Interest rate swaps with notional amounts totaling $5,000 as of June 30, 2020 and December 31, 2019, were designated as cash flow hedges of the debentures and $40,000 as of June 30, 2020 were designated as cash flow hedges of the FHLB advances.  The cash flow hedges were determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net earnings.

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

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures and FHLB advances was as follows as of:

June 30, 2020
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	5.75	$460
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	2.33	$278
$15,000	0.668%	3 month LIBOR	3/18/2020	2.72	$182
$15,000	0.790%	3 month LIBOR	3/18/2020	4.72	$352
$10,000	0.530%	3 month LIBOR	3/23/2020	2.73	$83

December 31, 2019
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	6.25	$314
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	2.83	$212

Interest expense recorded on these swap transactions totaled $276 and $339 during the six months ended June 30, 2020 and 2019, respectively.  This expense is reported as a component of interest expense on the debentures and the FHLB advances and federal funds purchased.  At June 30, 2020, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2020.

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

34.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions.  Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding.  Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding.  As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL as of June 30, 2020 and December 31, 2019.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below.  If the commitment were funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2020 and December 31, 2019, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	June 30, 2020	December 31, 2019
Commitments to extend credit	$286,986	$440,685
Letters of credit	8,373	9,054

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business.  Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At June 30, 2020, the Company had letters of credit of $6,800 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019.  Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of

(Continued)

35.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined).  Management believes, as of June 30, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which it was subject.

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

As of June 30, 2020 and December 31, 2019, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since June 30, 2020 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital as of June 30, 2020 and December 31, 2019. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total capital to risk-weighted assets:
Consolidated	$251,243	11.77%	$170,731	8.00%	$224,085	10.50%		n/a
Bank	265,422	12.44%	170,755	8.00%	224,115	10.50%	$213,443	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	224,474	10.52%	128,048	6.00%	181,402	8.50%		n/a
Bank	238,650	11.18%	128,066	6.00%	181,427	8.50%	170,755	8.00%
Tier 1 capital to average assets:(1)
Consolidated	224,474	8.60%	104,362	4.00%	104,362	4.00%		n/a
Bank	238,650	9.15%	104,372	4.00%	104,372	4.00%	130,465	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	214,164	10.04%	96,036	4.50%	149,390	7.00%		n/a
Bank	238,650	11.18%	96,049	4.50%	149,410	7.00%	138,738	6.50%

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

37.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Impaired Loans: For the year ended December 31, 2019, the fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on the present value of estimated future cash flows using the loan’s existing rate or, if repayment is expected solely from the collateral, the fair value of collateral, less costs to sell. The fair value of real estate collateral is determined using recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant (Level 3). Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans were evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Individually Evaluated Collateral Dependent Loans: The fair value of individually evaluated collateral dependent loans is generally based on the fair value of collateral, less costs to sell. The fair value of real estate collateral is determined using recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant (Level 3). Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3).

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of June 30, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$91,821	$—	$91,821	$—
Collateralized mortgage obligations	83,429	—	83,429	—
Municipal securities	181,195	—	181,195	—
Corporate bonds	19,936	—	19,936	—
Loans held for sale	7,194	—	—	7,194
Cash surrender value of life insurance	34,920	—	34,920	—
SBA servicing assets	712	—	—	712
Derivative instrument assets	1,355	—	1,355	—
Derivative instrument liabilities	(1,355)	—	(1,355)	—

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

There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2020 or for the year ended December 31, 2019.

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2020 and 2019 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	June 30, 2020	December 31, 2019	June 30, 2019
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$147	$92
Charge-offs recognized in the allowance for credit losses	—	(11)	—
Fair value of other real estate owned remeasured at initial recognition	$—	$136	$92

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$62	$35	$27
Write-downs included in collection and other real estate owned expense	(1)	(10)	(6)
Fair value of other real estate owned remeasured subsequent to initial recognition	$61	$25	$21

(Continued)

39.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents quantitative information about nonrecurring Level 3 fair value measurements as of:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
June 30, 2020
Other real estate owned	$402	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

.	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2019
Impaired loans	$20,028	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (19%)
Other real estate owned	$603	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

The following table presents information on individually evaluated collateral dependent loans as of June 30, 2020:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$97	$97
Real estate:
Construction and development	—	—	425	425
Commercial real estate	—	—	8,004	8,004
Farmland	—	—	—	—
1-4 family residential	—	—	—	—
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Overdrafts
Total	$—	$—	$8,526	$8,526

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of June 30, 2020 and December 31, 2019, are as follows:

	Fair value measurements as of June 30, 2020 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$190,994	$190,994	$—	$—	$190,994
Loans, net	1,919,201	—	—	1,931,631	1,931,631
Accrued interest receivable	11,864	—	11,864	—	11,864
Nonmarketable equity securities	16,155	—	16,155	—	16,155
Financial liabilities:
Deposits	$2,242,026	$1,781,126	$464,066	$—	$2,245,192
Securities sold under repurchase agreements	17,414	—	17,414	—	17,414
Accrued interest payable	1,227	—	1,227	—	1,227
Federal Home Loan Bank advances	100,610	—	100,665	—	100,665
Subordinated debentures	20,310	—	17,875	—	17,875
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

Cash Surrender Value of Life Insurance

The carrying amounts of bank-owned life insurance approximate their fair value (Level 2).

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

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net earnings (basic)	$1,075	$6,043	$7,353	$11,380
Net earnings (diluted)	$1,075	$6,043	$7,353	$11,380

Denominator:
Weighted-average shares outstanding (basic)	11,025,924	11,659,513	11,229,158	11,737,307
Effect of dilutive securities:
Common stock equivalent shares from stock options	—	70,545	—	57,093
Weighted-average shares outstanding (diluted)(1)	11,025,924	11,730,058	11,229,158	11,794,400

Net earnings per share
Basic	$0.10	$0.52	$0.65	$0.97
Diluted	$0.10	$0.52	$0.65	$0.97

(1) Outstanding options and the closing price of the Company's stock as of June 30, 2020 had an anti-dilutive effect on the weighted-average common shares outstanding for the three and six months ended June 30, 2020; therefore, the effect of their conversion has been excluded from the calculation of the diluted weighted-average common shares outstanding for the period. The diluted EPS has been calculated using the basic weighted-average shares outstanding in order to comply with GAAP.

(Continued)

42.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) and any subsequent Quarterly Reports on Form 10-Q, the risk factors appearing in Item 1A of Part II of this Report, and the other risks and uncertainties listed from time to time in our reports and documents filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019. Unless the context indicates otherwise, references in this Report to “we,” “our,” “us,” and the “Company” refer to Guaranty Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries.  References in this Report to “Guaranty Bank & Trust” and the “Bank” refer to Guaranty Bank & Trust, N.A., a national banking association and our wholly-owned consolidated subsidiary.

General

We were incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust.  Since our founding, we have built a reputation based on financial stability and community leadership.  In May 2017, we consummated an initial public offering of our common stock, which is traded on the NASDAQ Global Select Market under the symbol “GNTY.”

We currently operate 31 banking locations in the East Texas, Dallas/Fort Worth, Central Texas and Greater Houston regions of the state.  Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas, 75001 and our telephone number is (888) 572-9881.  Our website address is gnty.com. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.

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

Impact of COVID-19 and Quarterly Highlights

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. Global health concerns relating to COVID-19 have had, and will likely continue to have, a severe impact on the macroeconomic environment, leading to lower interest rates, depressed equity market valuations, heightened financial market volatility and significant disruption in banking and other financial activity in the areas we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

The financial performance of the Company generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Company offers and whose success it relies on to drive growth, are highly dependent

(Continued)

43.

upon the business environment in the primary markets in which we operate and in the United States as a whole. Unfavorable market conditions and uncertainty due to the COVID-19 pandemic have and are likely to continue to result in a deterioration in the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. PPP loans are intended to provide eligible businesses with funding for payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.  PPP loans are forgivable to the extent that the borrower can demonstrate that the funds were used for such costs.  PPP has been subject to amendments to increase the size of the program, extend the period in which loans could be made, extend the period for which costs could be forgiven and to provide additional flexibility to borrowers.  It is expected that there may be further changes to PPP, either through legislation or through interim final rules and changes to forms and applications required under PPP.

Significant uncertainties as to future economic conditions exist, and we have taken measured actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and reserves supported by a strong capital position. Additionally, the economic pressures, coupled with the implementation of an expected loss methodology for determining our provision for credit losses as required by the current expected credit loss (“CECL”) methodology, have contributed to an increased provision for credit losses for the first half of 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from government stimulus and relief programs; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 remains uncertain.

Quarterly highlights of the Company include:

•

Steady Credit Quality.  Non-performing assets as a percentage of total loans declined to 0.76% at June 30, 2020, compared to 1.00% at March 31, 2020 and 0.64% at June 30, 2019.  Excluding PPP loans, our non-performing assets as a percentage of total loans was 0.85%† at June 30, 2020.  The Bank provided financial relief to many of its customers during the quarter due to the COVID-19 outbreak through a 3-month principal and interest payment deferral program or an up to 6-month interest only program, none of which were classified as past due or as TDRs under the CARES Act.  At period-end, the Bank had outstanding loan balances of $247.8 million under the 3-month deferral program and $187.3 million under the interest only program.

•

COVID-19 Impact on Net Earnings. The Bank had a $12.1 million provision for loan losses in the quarter, for a total of $13.5 million for the first half of 2020, compared to $1.2 million for the first half of 2019.  The $12.1 million provision resulted largely from additional qualitative factors considered under the Current Expected Credit Losses (CECL) standard adopted by the Bank on January 1, 2020, primarily derived from changes in national GDP, Texas unemployment rates and national industry-related CRE trends, all of which are impacted by the effects of COVID-19.  Excluding PPP loans, our allowance for credit losses to total loans is 1.95%†.

Net earnings for the quarter were $1.1 million, down from $6.3 million for the immediately prior quarter and $6.0 million for the same quarter of 2019.  Net core earnings†, which exclude provisions for loan losses and income tax, net PPP income, and interest on PPP-related borrowings was $9.6 million for the second quarter of 2020, an increase of $515,000, or 5.6%, compared to the immediately prior quarter and an increase of $1.6 million, or 20.4%, compared to the same quarter in 2019.

•

Paycheck Protection Program. As of June 30, 2020, the Bank has issued $208.8 million of PPP loans to 1,908 borrowers, which resulted in $2.1 million in net origination fees recognized by the Bank and $4.9 million in net deferred origination fees.  The Bank found that many PPP borrowers deposited the proceeds of such loans into non-interest bearing demand accounts at the Bank, which were largely maintained during the quarter.  Therefore, the $100.0 million Federal Home Loan advance that we obtained in May 2020 to provide additional liquidity if necessary was repaid with no prepayment penalty.  $50 million of the advance was repaid in June 2020 and the remaining $50 million was repaid in July 2020.

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in subsequent sections of this MD&A.

(Continued)

44.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We use the weighted-average remaining maturity method (WARM method) as the basis for the estimation of expected credit losses. The WARM method uses a historical average annual charge-off rate. This average annual charge-off rate contains loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a pool or segment of our loan portfolio at the balance sheet date.  The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate.  The calculation of the unadjusted historical charge-off rate is then adjusted for current conditions and for reasonable and supportable forecast periods.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors.

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

(Continued)

45.

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

From time to time, we modify our loan agreement with a borrower.  A modified loan is considered a troubled debt restructuring (TDR) when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by us that would not otherwise be considered for a borrower with similar credit risk characteristics.  Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity.  We review each troubled debt restructured loan and determine on a case by case basis if the loan can be grouped with its like segment for allowance consideration or whether it should be individually evaluated for a specific allowance for credit loss allocation.  If individually evaluated, an allowance for credit loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.   Most modifications made as a direct result of COVID-19 are not TDRs pursuant to the CARES Act and the April 7, 2020 Interagency guidance.

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

(Continued)

46.

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

Discussion and Analysis of Results of Operations for the Six Months Ended June 30, 2020 and 2019

Results of Operations

The following discussion and analysis compares our results of operations for the six months ended June 30, 2020 with the six months ended June 30, 2019.  The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

(Continued)

47.

Net earnings were $7.4 million for the six months ended June 30, 2020, as compared to $11.4 million for the six months ended June 30, 2019.  The following table presents key earnings data for the periods indicated:

	For the Six Months Ended June 30,
	2020	2019
	(Dollars in thousands, except per share data)
Net earnings	$7,353	$11,380
Net earnings per common share
-basic	0.65	0.97
-diluted	0.65	0.97
Net interest margin(1)	3.79%	3.63%
Net interest rate spread(2)	3.47%	3.18%
Return on average assets	0.59%	1.00%
Return on average equity	5.70%	9.60%
Average equity to average total assets	10.41%	10.38%
Dividend payout ratio	58.46%	35.05%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

With the credit outlook still uncertain as a result of COVID-19 and other economic factors, the following table illustrates net earnings and net core earnings results, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as performance ratios for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended June 30,
	2020	2019
Net earnings	$7,353	$11,380
Adjustments:
Provision for credit losses	13,500	1,150
Income tax provision	1,255	2,571
PPP loans, including fees	(2,540)	—
Net interest expense on PPP-related borrowings	31	—
PPP-related deferred costs	(838)	—
Net core earnings†	$19,599	$15,101

Total average assets	$2,491,614	$2,302,747
Adjustments:
PPP loans average balance	(81,592)	—
Excess fed funds sold due to PPP-related borrowings	(42,033)	—
Total average assets, adjusted†	$2,367,989	$2,302,747
Total average equity	$259,275	$239,014

PERFORMANCE RATIOS
Net earnings to average assets (annualized)	0.59%	1.00%
Net earnings to average equity (annualized)	5.70	9.60
Net core earnings to average assets, as adjusted (annualized)†	1.66	1.32
Net core earnings to average equity (annualized)†	15.20	12.74
PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	11,229,158	11,737,307
Earnings per common share, basic (annualized)	$1.32	$1.96
Net core earnings per common share, basic (annualized)†	3.51	2.59

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in the schedules accompanying this release.

(Continued)

48.

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

Net interest income, before the provision for credit losses, was $43.8 million compared to $38.3 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $5.5 million, or 14.3%.  The increase in net interest income resulted from a $4.5 million, or 35.7%, decrease in interest expense and a $973,000, or 1.9%, increase in interest income.  Although there was a $127.3 million, or 7.6%, increase in average loans outstanding for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, that increase was offset by a 19 basis point decrease in the average yield on total loans.  The increase in average loans outstanding was primarily due to organic growth and loans originated through the PPP.  The $4.5 million decrease in interest expense for the six months ended June 30, 2020 was primarily related to an average deposit rate decrease of 55 basis points, despite a $16.4 million, or 1.1%, increase in average interest-bearing deposits over the same period in 2019.  The majority of the average deposit balance increase was due to the deposit of related PPP funds into demand accounts at the Bank, as well as apparent changes in depositor spending habits during the quarter resulting from economic and other uncertainties due to COVID-19.  The increases were primarily in noninterest-bearing demand accounts, offset by declines in certificates of deposit and NOW accounts.  For the six months ended June 30, 2020, net interest margin and net interest spread were 3.79% and 3.47%, respectively, compared to 3.63% and 3.18% for the same period in 2019, which reflects the decreases in interest expense discussed above relative to the increases in interest income.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively.  The table also sets forth the net interest margin on average total interest-earning assets for the same periods.  Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period.  For the six months ended June 30, 2020 and 2019, the amount of interest income not recognized on nonaccrual loans was not material.  Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

49.

	For the Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earnings assets:
Total loans(1)	$1,793,742	$46,656	5.23%	$1,666,407	$44,825	5.42%
Securities available for sale	300,053	3,586	2.40	233,409	3,001	2.59
Securities held to maturity	72,266	956	2.66	161,109	2,041	2.55
Nonmarketable equity securities	10,545	222	4.23	12,154	309	5.13
Interest-bearing deposits in other banks	142,341	413	0.58	57,051	684	2.42
Total interest-earning assets	2,318,947	51,833	4.49	2,130,130	50,860	4.81
Allowance for credit losses	(24,250)			(15,178)
Noninterest-earning assets	196,917			187,795
Total assets	$2,491,614			$2,302,747
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,477,806	$7,461	1.02%	$1,461,379	$11,377	1.57%
Advances from FHLB and fed funds purchased	78,957	205	0.52	68,517	828	2.44
Line of credit	5,599	75	2.69	—	—	—
Subordinated debentures	14,214	318	4.50	12,401	342	5.56
Securities sold under agreements to repurchase	15,466	23	0.30	10,792	20	0.37
Total interest-bearing liabilities	1,592,042	8,082	1.02	1,553,089	12,567	1.63
Noninterest-bearing liabilities:
Noninterest-bearing deposits	618,176			489,694
Accrued interest and other liabilities	22,121			20,950
Total noninterest-bearing liabilities	640,297			510,644
Shareholders’ equity	259,275			239,014
Total liabilities and shareholders’ equity	$2,491,614			$2,302,747
Net interest rate spread(2)			3.47%			3.18%
Net interest income		$43,751			$38,293
Net interest margin(3)			3.79%			3.63%
Net interest margin, fully taxable equivalent(4)			3.82%			3.64%

(1) Includes average outstanding balances of loans held for sale of $4.5 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively.
(2) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3) Net interest margin is equal to net interest income divided by average interest-earning assets, annualized.

(4) Net interest margin on a taxable equivalent basis is equal to net interest income adjusted for nontaxable income divided by average interest-earning assets, annualized, using a marginal tax rate of 21%.

(Continued)

50.

To illustrate core net interest margin and remove the noise resulting from the PPP, the table below excludes PPP loans and their associated fees and costs, as well as the average balance of related FHLB borrowings and fed funds sold, for the six months ended June 30, 2020:

	For the Six Months Ended June 30, 2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earnings assets	$2,318,947	$51,833	4.49%

Total loans(1)	1,793,742	46,656	5.23
Adjustments:
PPP loans average balance and net fees(1)	(81,592)	(2,540)	6.26
Total loans, net of PPP effects	$1,712,150	$44,116	5.18%

Total interest-bearing deposits in other banks	142,341	413	0.58
Adjustments:
Excess fed funds sold due to PPP-related borrowings	(42,033)	(21)	0.10
Total interest-bearing deposits in other banks, net of PPP effects	$100,308	$392	0.79%

Total interest-earnings assets, net of PPP effects†	$2,195,322	$49,272	4.51%

Total advances from FHLB and fed funds purchased	78,957	205	0.52
Interest expense adjustment:
PPP-related borrowings	(42,033)	(52)	0.25
Total advances from FHLB and fed funds purchased, net of PPP effects	$36,924	$153	0.83%

Net interest income		$43,751
Net interest margin			3.79%
Net interest income, net of PPP effects†		41,242
Net interest margin, net of PPP effects†			3.78

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in the schedules accompanying this release.
(1) Interest earned consists of interest income of $407,000 and net origination fees recognized in earnings of $2.1 million for the six months ended June 30, 2020.

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

	For the Six Months Ended June 30, 2020 vs. 2019
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$3,451	$(1,620)	$1,831
Securities available for sale	863	(278)	585
Securities held to maturity	(1,133)	48	(1,085)
Nonmarketable equity securities	(41)	(46)	(87)
Interest-earning deposits in other banks	1,032	(1,303)	(271)
Total increase (decrease) in interest income	$4,172	$(3,199)	$973

Interest-bearing liabilities:
Interest-bearing deposits	$129	$(4,045)	$(3,916)
Advances from FHLB and fed funds purchased	127	(750)	(623)
Line of credit	—	75	75
Subordinated debentures	50	(74)	(24)
Securities sold under agreements to repurchase	9	(6)	3
Total increase (decrease) in interest expense	315	(4,800)	(4,485)
Increase in net interest income	$3,857	$1,601	$5,458

(Continued)

51.

Provision for Credit Losses

The provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management based on factors such as historical loss experience, trends in classified and past due loans, volume and growth in the loan portfolio, current economic conditions in our markets and value of the underlying collateral.  Loans are charged off against the allowance for credit losses when determined appropriate.  Although management believes it uses the best information available to make determinations with respect to the provision for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.

The provision for credit losses for the six months ended June 30, 2020 was $13.5 million compared to $1.2 million for the six months ended June 30, 2019.  The provision results largely risk grade changes in the loan portfolio and from additional qualitative factors, primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which are impacted by the effects of COVID-19.  Beginning in March 2020, the Bank has closely reviewed its loan portfolio and has spoken to borrowers about their financial hardships, if any.  As a result, the Bank has downgraded additional loans in industries affected by this crisis to appropriate risk ratings given the expected impacts of COVID-19 on those industries.  Management believes the provisions made in both the first and second quarter, as a result of loan downgrades and qualitative factor adjustments in the CECL model, appropriately capture the current credit risks associated with COVID-19 and do not anticipate provisions at these levels during the second half of 2020 at this time.  However, the outbreak could worsen in the short term, leading to possible changes in customer and consumer behavior and stronger response measures by government officials, and the long term economic impacts of COVID-19 are still very much unknown.

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

The following table presents components of noninterest income for the six months ended June 30, 2020 and 2019 and the period-over-period variations in the categories of noninterest income:

	For The Six Months Ended June 30,		Increase (Decrease)
	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,479	$1,715	$(236)
Merchant and debit card fees	2,465	2,028	437
Fiduciary and custodial income	988	859	129
Gain on sale of loans	2,697	1,160	1,537
Bank-owned life insurance income	425	313	112
Loss on sales of investment securities	—	(22)	22
Loan processing fee income	280	276	4
Other noninterest income	1,614	1,343	271
Total noninterest income	$9,948	$7,672	$2,276

Total noninterest income increased $2.3 million, or 29.7%, for the six months ended June 30, 2020 compared to the same period in 2019.  Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts.  We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our non-interest income. Beginning in March 2020, as a result of COVID-19, we waived certain service charges in sensitivity to our customers through June 30, 2020. Service fee income was $1.5 million for the six months ended June 30, 2020 compared to $1.7 million for the same period in 2019, a decrease of $236,000, or 13.8%, resulting from the virus related fee waivers. The total number of DDAs as of June 30, 2020 increased to 49,095, an increase of 4,059 accounts from 45,036 as of June 30, 2019.

Merchant and Debit Card Fees.  We earn interchange income related to the activity of our customers’ merchant debit card usage.  Debit card interchange income was $2.5 million for the six months ended June 30, 2020, compared to

(Continued)

52.

$2.0 million for the same period in 2019, an increase of $437,000, or 21.5%.  The increase was primarily due to a change in contract terms with our debit card vendor and in growth in the number of DDAs and debit card usage volume during 2020.

Fiduciary Income.  We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $988,000 and $859,000 for the six months ended June 30, 2020 and 2019, respectively, an increase of $129,000, or 15.0%. The revenue increase resulted primarily from 20 new accounts that opened during the first six months of 2020, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Gain on Sales of Loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We also began selling Small Business Administration (SBA) loans on the secondary market during the second half of 2019. We sold 287 mortgage loans for $67.0 million during the six months ended June 30, 2020 compared to 166 mortgage loans for $33.3 million for the six months ended June 30, 2019.  Gain on sale of loans was $2.7 million for the six months ended June 30, 2020, an increase of $1.5 million, or 132.5%, compared to $1.2 million for the same period in 2019. The gain consisted of $2.3 million in mortgage loans and $419,000 in SBA 7(a) loans sold during the six month period, compared to $1.3 million of mortgage loans and $33,000 in SBA 7(a) loans sold during the same period of the prior year.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $112,000, or 35.8%, for the six months ended June 30, 2020, compared to the same period in 2019. The increase in income is primarily due to additional policies purchased on the lives of existing officers of the Company.

Other.  This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income.  Other noninterest income increased $271,000, or 20.2%, for the six months ended June 30, 2020, compared to the same period in 2019 due primarily to an increase in warehouse lending fees of $147,000 and mortgage loan processing fees of $150,000.

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

For the six months ended June 30, 2020, noninterest expense totaled $31.6 million, an increase of $727,000, or 2.4%, compared to $30.9 million for the six months ended June 30, 2019.  The following table presents, for the periods indicated, the major categories of noninterest expense:

(Continued)

53.

	For The Six Months Ended June 30,		Increase (Decrease)
	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Employee compensation and benefits	$17,543	$17,679	$(136)
Non-staff expenses:
Occupancy expenses	5,027	4,888	139
Amortization	671	698	(27)
Software and technology	1,884	1,554	330
FDIC insurance assessment fees	317	173	144
Legal and professional fees	1,108	1,313	(205)
Advertising and promotions	841	793	48
Telecommunication expense	389	343	46
ATM and debit card expense	897	581	316
Director and committee fees	384	465	(81)
Other noninterest expense	2,530	2,377	153
Total noninterest expense	$31,591	$30,864	$727

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes.  Salaries and employee benefits were $17.5 million for the six months ended June 30, 2020, a decrease of $136,000, or 0.8%, compared to $17.7 million for the same period in 2019.  The decrease resulted primarily from the effects of deferred origination costs associated with PPP loan originations, as well as a decline in bonus accrual expense during the period, which resulted from cost cutting measures due to the COVID-19 pandemic.  The decrease was partially offset by an increase in salary expense due to annual salary adjustments.

Software and Technology.  Software and technology expenses increased $330,000, or 21.2%, from $1.6 million for the six months ended June 30, 2019 to $1.9 million for the six months ended June 30, 2020.  The increase is attributable primarily to new software investments to improve online deposit account opening, further enhance treasury management capabilities and improve connectivity to support remote working and other technology capabilities.

FDIC Insurance Assessment Fees.  FDIC insurance assessment fees increased $144,000, or 83.2%, from $173,000 for the six months ended June 30, 2019 to $317,000 for the six months ended June 30, 2020.  The increase was due to an improvement in our leverage ratio from prior year, which resulted in a reduction in the estimated quarterly assessment ratio used to calculate quarterly fees.  Additionally, an FDIC assessment credit of $534,000 was received in January 2019, which was fully realized during the prior year.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $1.1 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $205,000, or 15.6%.  The decrease was primarily the result of professional recruiting fees paid during the six months ended June 30, 2019 that were not paid during the same period of 2020.

ATM and Debit Card Expense.  We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $897,000 for the six months ended June 30, 2020, an increase of $316,000, or 54.4%, compared to $581,000 for the same period in 2019 as a result of increased ATM and debit card usage by our customers.

Director and Committee Fees.  Director and committee fees were $384,000 and $465,000 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $81,000, or 17.4%, primarily due to reduced bonus accruals for incentive compensation.

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

(Continued)

54.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

For the six months ended June 30, 2020 and 2019, income tax expense totaled $1.3 million and $2.6 million, respectively.  The decrease in income tax expense was primarily due to a decrease in net earnings before taxes of $6.5 million.  Our effective tax rates for the six months ended 2020 and 2019 were 14.58% and 18.43%, respectively.

Discussion and Analysis of Results of Operations for the Three Months Ended June 30, 2020 and 2019

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended June 30, 2020 with the three months ended June 30, 2019.  The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Net earnings were $1.1 million for the three months ended June 30, 2020, as compared to $6.0 million for the three months ended June 30, 2019.  Basic earnings per share were $0.10 for the three months ended June 30, 2020 compared to $0.52 during the same period in 2019.

The following table presents key earnings data for the periods indicated:

	For the Three Months Ended June 30,
	2020	2019
	(Dollars in thousands, except per share data)
Net earnings	$1,075	$6,043
Net earnings per common share
-basic	0.10	0.52
-diluted	0.10	0.52
Net interest margin(1)	3.75%	3.61%
Net interest rate spread(2)	3.48%	3.16%
Return on average assets	0.16%	1.05%
Return on average equity	1.67%	9.97%
Average equity to average total assets	9.72%	10.50%
Dividend payout ratio	190.00%	32.69%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

With the credit outlook still uncertain as a result of COVID-19 and other economic factors, the following table illustrates net earnings and net core earnings results, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as performance ratios for the three months ended June 30, 2020 and 2019:

(Continued)

55.

	For the Three Months Ended June 30,
	2020	2019
Net earnings	$1,075	$6,043
Adjustments:
Provision for credit losses	12,100	575
Income tax (benefit) provision	(190)	1,384
PPP loans, including fees	(2,540)	—
Net interest expense on PPP-related borrowings	31	—
PPP-related deferred costs	(838)	—
Net core earnings†	$9,638	$8,002

Total average assets	$2,657,609	$2,314,628
Adjustments:
PPP loans average balance	(163,184)	—
Excess fed funds sold due to PPP-related borrowings	(84,066)	—
Total average assets, adjusted†	$2,410,359	$2,314,628
Total average equity	$258,225	$240,401

PERFORMANCE RATIOS
Net earnings to average assets (annualized)	0.16%	1.05%
Net earnings to average equity (annualized)	1.67	9.97
Net core earnings to average assets, as adjusted (annualized)†	1.61	1.39
Net core earnings to average equity (annualized)†	15.01	13.35

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	11,025,924	11,659,513
Earnings per common share, basic	$0.10	$0.52
Net core earnings per common share, basic†	0.87	0.69

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in the schedules accompanying this release.

Net Interest Income

Net interest income, before the provision for credit losses, in the second quarter of 2020 and 2019 was $23.2 million and $19.3 million, respectively, an increase of $3.9 million, or 20.2%, resulting primarily from the recognition of $2.1 million of net PPP loan origination fees and a decrease in deposit-related interest expense of $2.7 million, or 46.7%, compared to the same quarter of the prior year offset by the effects of the PPP loans, which earn only 1.00% interest, on the loan yield for the period. During the period, loan yield decreased from 5.39% for the second quarter of 2019 to 5.15% for the second quarter of 2020, a change of 24 basis points, while the cost of interest bearing deposits decreased from 1.56% to 0.83% during the same period, a change of 73 basis points. The decrease in loan yield was primarily due to the dilutive effect of the 1.00% yield on PPP loans originated during the second quarter of 2020, partially offset by the yield added from net PPP loan origination fees.  The decrease in loan yield is also attributable to reductions in interest rates by the Federal Reserve at the end of the first quarter of 2020.  For the three months ended June 30, 2020, net interest margin and net interest spread were 3.75% and 3.48%, respectively, compared to 3.61% and 3.16% for the same period in 2019, which reflects the increases in interest income discussed above relative to the decreases in interest expense.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively.  The table also sets forth the net interest margin on average total interest-earning assets for the same periods.  Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period.  For the three months ended June 30, 2020 and 2019, the amount of interest income not recognized on nonaccrual loans was not material.  Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

56.

	For the Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earnings assets:
Total loans(1)	$1,885,959	$24,139	5.15%	$1,681,043	$22,581	5.39%
Securities available for sale	379,803	2,273	2.41	233,196	1,471	2.53
Securities held to maturity	—	—	—	160,108	1,013	2.54
Nonmarketable equity securities	11,869	108	3.66	12,180	139	4.58
Interest-bearing deposits in other banks	209,005	61	0.12	56,863	349	2.46
Total interest-earning assets	2,486,636	26,581	4.30	2,143,390	25,553	4.78
Allowance for loan losses	(27,720)			(15,448)
Noninterest-earnings assets	198,693			186,686
Total assets	$2,657,609			$2,314,628
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,480,106	$3,040	0.83%	$1,464,464	$5,704	1.56%
Advances from FHLB and fed funds purchased	134,677	123	0.37	62,403	381	2.45
Line of credit	7,791	47	2.43	—	—	—
Subordinated debentures	17,618	175	4.00	12,491	173	5.56
Securities sold under agreements to repurchase	18,106	14	0.31	10,521	9	0.34
Total interest-bearing liabilities	1,658,298	3,399	0.82	1,549,879	6,267	1.62
Noninterest-bearing liabilities:
Noninterest-bearing deposits	718,378			503,347
Accrued interest and other liabilities	22,708			21,001
Total noninterest-bearing liabilities	741,086			524,348
Shareholders’ equity	258,225			240,401
Total liabilities and shareholders’ equity	$2,657,609			$2,314,628
Net interest rate spread(2)			3.48%			3.16%
Net interest income		$23,182			$19,286
Net interest margin(3)			3.75%			3.61%
Net interest margin, fully taxable equivalent(4)			3.78%			3.61%

(1) Includes average outstanding balances of loans held for sale of $6.5 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively.
(2) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3) Net interest margin is equal to net interest income divided by average interest-earning assets, annualized.

(4) Net interest margin on a taxable equivalent basis is equal to net interest income adjusted for nontaxable income divided by average interest-earning assets, annualized, using a marginal tax rate of 21%.

(Continued)

57.

To illustrate core net interest margin and remove the noise resulting from the PPP, the table below excludes PPP loans and their associated fees and costs, as well as the average balance of related FHLB borrowings and fed funds sold, for the three months ended June 30, 2020:

	For the Three Months Ended June 30, 2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earnings assets	$2,486,636	$26,581	4.30%

Total loans(1)	1,885,959	24,139	5.15
Adjustments:
PPP loans average balance and net fees(1)	(163,184)	(2,540)	6.26
Total loans, net of PPP effects	$1,722,775	$21,599	5.04%

Total interest-bearing deposits in other banks	209,005	61	0.12
Adjustments:
Excess fed funds sold due to PPP-related borrowings	(84,066)	(21)	0.10
Total interest-bearing deposits in other banks, net of PPP effects	$124,939	$40	0.13%

Total interest-earnings assets, net of PPP effects†	$2,239,386	$24,020	4.31%

Total advances from FHLB and fed funds purchased	134,677	123	0.37
Interest expense adjustment:
PPP-related borrowings	(84,066)	(52)	0.25
Total advances from FHLB and fed funds purchased, net of PPP effects	$50,611	$71	0.56%

Net interest income		$23,182
Net interest margin			3.75%
Net interest income, net of PPP effects†		20,673
Net interest margin, net of PPP effects†			3.71
Efficiency ratio(2)			53.90
Efficiency ratio, net of PPP effects†(3)			62.44

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in the schedules accompanying this release.
(1) Interest earned consists of interest income of $407,000 and net origination fees recognized in earnings of $2.1 million for the three months ended June 30, 2020.

(2) The efficiency ratio was calculated by dividing total noninterest expense by net interest income plus noninterest income, excluding securities gains or losses. Taxes are not part of this calculation.

(3) The efficiency ratio was calculated by dividing total noninterest expense, net of PPP-related deferred costs, by net interest income, net of PPP effects, plus noninterest income, excluding securities gains or losses. Taxes are not part of this calculation.

(Continued)

58.

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

	For the Three Months Ended June 30, 2020 vs. 2019
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,761	$(1,203)	$1,558
Securities available for sale	927	(125)	802
Securities held to maturity	(1,017)	4	(1,013)
Nonmarketable equity securities	(4)	(27)	(31)
Interest-earning deposits in other banks	936	(1,224)	(288)
Total increase (decrease) in interest income	$3,603	$(2,575)	$1,028

Interest-bearing liabilities:
Interest-bearing deposits	$61	$(2,725)	$(2,664)
Advances from FHLB and fed funds purchased	443	(701)	(258)
Line of credit	—	47	47
Subordinated debentures	71	(69)	2
Securities sold under agreements to repurchase	6	(1)	5
Total increase (decrease) in interest expense	581	(3,449)	(2,868)
Increase in net interest income	$3,022	$874	$3,896

Provision for Credit Losses

The provision for credit losses for the three months ended June 30, 2020 was $12.1 million compared to $575,000 for the three months ended June 30, 2019.  The $12.1 million provision this quarter results largely from additional qualitative factors, primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which are impacted by the effects of COVID-19.  Beginning in March 2020, and through the date of this earnings release, the Bank has closely reviewed its loan portfolio and has spoken to borrowers about their financial hardships, if any.  As a result, the Bank has downgraded additional loans in industries affected by this crisis to appropriate risk ratings given the expected impacts of COVID-19 on those industries.  Management believes the provisions made in both the first and second quarter, as a result of loan downgrades and qualitative factor adjustments in the CECL model, appropriately capture the current credit risks associated with COVID-19 and do not anticipate provisions at these levels during the second half of 2020 at this time.  However, the outbreak could worsen in the short term, leading to possible changes in customer and consumer behavior and stronger response measures by government officials, and the long term economic impacts of COVID-19 are still very much unknown.  Net recoveries were $71,000 for the three months ended June 30, 2020 compared to net charge-offs of $22,000 for the same period in 2019.

(Continued)

59.

Noninterest Income

The following table presents components of noninterest income for the three months ended June 30, 2020 and 2019 and the period-over-period variations in the categories of noninterest income:

	For The Three Months Ended June 30,		Increase (Decrease)
	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$571	$889	$(318)
Merchant and debit card fees	1,334	1,069	265
Fiduciary and custodial income	474	434	40
Gain on sale of loans	1,508	683	825
Bank-owned life insurance income	207	155	52
Loss on sales of investment securities	—	(22)	22
Loan processing fee income	130	148	(18)
Other noninterest income	763	754	9
Total noninterest income	$4,987	$4,110	$877

Total noninterest income increased $877,000, or 21.3%, for the three months ended June 30, 2020 compared to the same period in 2019.  Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts.  We earn fees from our customers for deposit related services, and these fees constitute a significant and generally predictable component of our non-interest income.  Service fee income was $571,000 for the three months ended June 30, 2020 compared to $889,000 for the same period in 2019, a decrease of $318,000, or 35.8%.  The decrease was primarily due service charge waivers during the quarter due to COVID-19.

Merchant and Debit Card Fees.  We earn interchange income related to the activity of our customers’ merchant debit card usage.  Debit card interchange income was $1.3 million for the three months ended June 30, 2020 compared to $1.1 million for the same period in 2019, an increase of $265,000, or 24.8%.  The increase was primarily due to a change in contract terms with our debit card vendor and in growth in the number of DDAs and debit card usage volume during 2020.

Gain on Sale of Loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We also began selling Small Business Administration (SBA) loans on the secondary market during the second half of 2019.  We sold 181 mortgage loans for $42.5 million for the three months ended June 30, 2020 compared to 91 mortgage loans for $18.9 million for the three months ended June 30, 2019.  Gain on sale of loans was $1.5 million for the three months ended June 30, 2020, an increase of $825,000, or 120.8%, compared to $683,000 for the same period in 2019.  The gain consisted of $1.5 million in mortgage loans and $48,000 in SBA 7(a) loans sold during the quarter ended June 30, 2020.
Bank-owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $52,000, or 33.5%, for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to $7.0 million of additional policies purchased in June of 2019 on the lives of existing officers of the Company.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $130,000 for the three months ended June 30, 2020 compared to $148,000 for the same period in 2019, a decrease of $18,000, or 12.2%. The decrease in loan processing fee income is primarily attributable to a decrease in volume of newly originated or renewed loans compared to the prior period.

(Continued)

60.

Noninterest Expense

For the three months ended June 30, 2020, noninterest expense totaled $15.2 million, a decrease of $210,000, or 1.4%, compared to $15.4 million for the three months ended June 30, 2019.  The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Three Months Ended June 30,		Increase (Decrease)
	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Employee compensation and benefits	$8,077	$8,693	$(616)
Non-staff expenses:
Occupancy expenses	2,550	2,437	113
Amortization	338	349	(11)
Software and technology	945	772	173
FDIC insurance assessment fees	122	140	(18)
Legal and professional fees	589	687	(98)
Advertising and promotions	408	408	—
Telecommunication expense	209	169	40
ATM and debit card expense	479	303	176
Director and committee fees	165	226	(61)
Other noninterest expense	1,302	1,210	92
Total noninterest expense	$15,184	$15,394	$(210)

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes.  Salaries and employee benefits were $8.1 million for the three months ended June 30, 2020, a decrease of $616,000, or 7.1%, compared to $8.7 million for the same period in 2019.  The decrease resulted primarily from the effects of deferred origination costs associated with PPP loan originations, as well as a decline in bonus accrual expense during the period, which resulted from cost cutting measures due to the COVID-19 pandemic.  The decrease was partially offset by an increase in salary expense due to annual salary adjustments.

Software and Technology Fees.  Software and technology fees consist of fees paid to third parties for support of software and technology products.  Software support fee expense was $945,000 for the three months ended June 30, 2020, compared to $772,000 for the same period in 2019, an increase of $173,000, or 22.4%.  The increase is attributable primarily to new software investments to improve online deposit account opening, further enhance treasury management capabilities and improve connectivity to support remote working and other technology capabilities.

FDIC Insurance Assessment Fees. There were $122,000 of FDIC insurance assessment fees booked in the second quarter of 2020, a decrease of $18,000, or 12.9%, from the $140,000 booked during the three months ended June 30, 2019.  The decrease resulted from an FDIC assessment credit of $534,000 that was received in January 2019, which was fully realized during the prior year.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $589,000 for the three months ended June 30, 2020, a decrease of $98,000, or 14.3%, compared to $687,000 for the same period in 2019.  The decrease was primarily the result of professional recruiting fees paid during the three months ended June 30, 2019 that were not paid during the same period of 2020.

ATM and Debit Card Expense.  We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $479,000 for the three months ended June 30, 2020, an increase of $176,000, or 58.1%, compared to $303,000 for the same period in 2019 as a result of increased ATM and debit card usage by our customers.

Director and Committee Fees.  Director and committee fees were $165,000 and $226,000 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $61,000, or 27.0%, primarily due to decreases in bonus accruals for incentive compensation.

(Continued)

61.

Income Tax Expense

For the three months ended June 30, 2020 and 2019, income tax (benefit) expense totaled ($190,000) and $1.4 million, respectively.  Our effective tax rates for the three months ended June 30, 2020 and 2019 were (21.47%) and 18.63%, respectively.  The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended June 30, 2020 and 2019, largely due to the effect of COVID-19 on the provision for credit losses recorded during the second quarter of 2020, tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

(Continued)

62.

Discussion and Analysis of Financial Condition as of June 30, 2020

Assets

Our total assets increased $348.8 million, or 15.0%, from $2.32 billion as of December 31, 2019 to $2.67 billion as of June 30, 2020.  Our asset growth was primarily due to increases in total loans of $251.0 million, cash and cash equivalents of $100.3 million and investment securities of $8.2 million.  The increase in loans resulted largely from our participation in the PPP loan program, and the increase in cash and cash equivalents resulted largely from the advance obtained from the FLHB.

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

Our loan portfolio is the largest category of our earning assets.  As of June 30, 2020, total loans were $1.96 billion, an increase of $251.0 million, or 14.7%, from the December 31, 2019 balance of $1.71 billion.  In addition to these amounts, $7.2 million and $2.4 million in loans were classified as held for sale as of June 30, 2020 and December 31, 2019, respectively.

The increase in gross loans during the second quarter of 2020 included outstanding PPP loan balances of $208.8 million, to 1,908 borrowers, as of June 30, 2020. Excluding the outstanding balance of PPP loans, gross loans increased 2.5%, or $42.2 million, from December 31, 2019, which was primarily due to period-end increases in our mortgage warehouse loan balances.

Total loans, excluding those held for sale, as a percentage of deposits, were 87.3% and 87.2% as of June 30, 2020 and December 31, 2019, respectively.  Total loans, excluding those held for sale, as a percentage of total assets, were 73.4% and 73.6% as of June 30, 2020 and December 31, 2019, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2019 to June 30, 2020:

	As of June 30, 2020	As of December 31, 2019	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial and industrial	$522,248	$279,583	$242,665	86.80%
Real estate:
Construction and development	265,982	280,498	(14,516)	(5.18%)
Commercial real estate	606,061	567,360	38,701	6.82%
Farmland	77,625	57,476	20,149	35.06%
1-4 family residential	383,590	412,166	(28,576)	(6.93%)
Multi-family residential	29,692	37,379	(7,687)	(20.57%)
Consumer and overdrafts	53,261	53,574	(313)	(0.58%)
Agricultural	18,981	18,359	622	3.39%
Total loans held for investment	$1,957,440	$1,706,395	$251,045	14.71%

Total loans held for sale	$7,194	$2,368	$4,826	203.80%

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

(Continued)

63.

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

We had $14.9 million in nonperforming assets as of June 30, 2020, compared to $12.3 million as of December 31, 2019.  We had $14.5 million in nonperforming loans as of June 30, 2020, compared to $11.3 million as of December 31, 2019.  The increase in nonperforming loans and assets resulted primarily from one SBA 7(a), partially guaranteed (75%) loan and one commercial loan, both of which were acquired in our June 2018 acquisition of Westbound Bank.  To facilitate the workout of the SBA loan, we repurchased the guaranteed portion of the loan from a third party, resulting in an increased book balance of $3.1 million and a total book balance, which remains 75% SBA guaranteed, of $3.9 million.  The increased book balance from the SBA loan of $3.1 million, combined with the commercial loan book balance of $1.2 million, comprises $4.3 million of the increase from December 31, 2019, which was partially offset by decreases in smaller dollar loans.  Three SBA partially guaranteed loans relating to loans acquired from Westbound Bank, including the $3.1 million repurchased portion, are included in nonaccrual loans at June 30, 2020 and had combined book balances of $8.7 million.  These loans were internally identified as problem assets prior to COVID-19 and are properly reserved using our CECL methodology.  Management expects these three loans to be resolved in the second half of 2020.  Excluding these partially guaranteed SBA loans, non-performing assets as a percentage of total loans at June 30, 2020 would be 0.30%.

The following table presents information regarding nonperforming assets and loans as of:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$14,480	$11,262
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	14,480	11,262
Other real estate owned:
Commercial real estate, construction and development, and farmland	105	105
Residential real estate	297	498
Total other real estate owned	402	603
Repossessed assets owned	38	392
Total other assets owned	440	995
Total nonperforming assets	$14,920	$12,257
TDR loans - nonaccrual	$95	$101
TDR loans - accruing	$7,216	$7,240
Ratio of nonperforming loans to total loans(1)(2)	0.74%	0.66%
Ratio of nonperforming assets to total assets	0.56%	0.53%

(1) Excludes loans held for sale of $7.2 million and $2.4 million as of June 30, 2020 and December 31, 2019, respectively.
(2) Restructured loans on nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.

The following table presents nonaccrual loans by category as of:

	June 30, 2020	December 31, 2019
Commercial and industrial	$86	$46
Real estate:
Construction and development	—	—
Commercial real estate	11,267	6,860
Farmland	297	182
1-4 family residential	2,551	3,853
Multi-family residential	—	—
Consumer and overdrafts	223	279
Agricultural	56	42
Total	$14,480	$11,262

(Continued)

64.

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

Modified loans that avoided TDR status are not currently required to pay, or are paying with interest only, but they are nevertheless considered performing so long as they are compliant with the terms of their modifications.   They will be evaluated for classification, but the existence of a loan modification in accordance with CARES Act does not necessarily result in an adverse classification.

Social distancing, stay-at-home orders and other measures as a result of COVID-19 have particularly affected the restaurant, hospitality, retail commercial real estate (CRE) and energy sectors.  Excluding SBA partially guaranteed (75%) loans, the Bank has direct exposure, through total loan commitments and weighted average loan-to-values (LTV), as of June 30, 2020, of $35.8 million and 64.6% weighted average LTV to restaurants, of $61.5 million and 52.17% weighted average LTV to retail CRE and $71.8 million and 56.8% weighted average LTV to hotel/hospitality borrowers.  Many of the loans in these sectors have been downgraded to pass-acceptable/watch or special mention risk ratings during the second quarter of 2020.  Management will continue to closely monitor these borrowing relationships and work with borrowers to achieve positive outcomes, when necessary.

(Continued)

65.

The following tables summarize the internal ratings of our performing loans and our nonaccrual loans by category as of:

	June 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
	(Dollars in thousands)
Commercial and industrial	$516,135	$5,737	$290	$—	$—	$86	$522,248
Real estate:
Construction and development	258,342	3,457	4,183	—	—	—	265,982
Commercial real estate	558,105	24,939	11,750	—	—	11,267	606,061
Farmland	77,150	39	139	—	—	297	77,625
1-4 family residential	380,985	54	—	—	—	2,551	383,590
Multi-family residential	29,692	—	—	—	—	—	29,692
Consumer	52,968	70	—	—	—	223	53,261
Agricultural	18,742	56	127	—	—	56	18,981
Total	$1,892,119	$34,352	$16,489	$—	$—	$14,480	$1,957,440

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$279,217	$153	$213	$—	$—	$279,583
Real estate:
Construction and development	278,679	600	1,219	—	—	280,498
Commercial real estate	548,662	1,071	17,627	—	—	567,360
Farmland	57,152	91	233	—	—	57,476
1-4 family residential	409,896	1,425	845	—	—	412,166
Multi-family residential	37,379	—	—	—	—	37,379
Consumer	53,327	192	55	—	—	53,574
Agricultural	18,101	126	132	—	—	18,359
Total	$1,682,413	$3,658	$20,324	$—	$—	$1,706,395

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors.  Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes.  Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense.  Upon adoption of ASC 326 on January 1, 2020, and as of June 30, 2020, the Company determined that all impaired available for sale securities that experienced a decline in fair value below the amortized costs basis were due to non-credit related factors, therefore no ACL was recorded and there was no provision expense recognized during the six months ended June 30, 2020.

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

(Continued)

66.

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

As of June 30, 2020, the allowance for credit losses totaled $34.1 million, or 1.74%, of total loans, excluding those held for sale.  As of December 31, 2019, the allowance for loan losses totaled $16.2 million, or 0.95%, of total loans, excluding those held for sale.  The increase in the ACL of $17.9 million, or 110.6%, is due to additional qualitative factors considered under our CECL model, and primarily derived from changes in national GDP, Texas unemployment rates and national industry-related CRE trends, all of which are impacted by the effects of COVID-19.  Additionally, the ACL increased $4.5 million upon adoption of ASC 326 on January 1, 2020.  The $13.5 million provision for credit losses during 2020 was incurred specifically as a result of COVID-19 developments and changes in qualitative risk factor assumptions through June 30, 2020.

(Continued)

67.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2020	2019	2019
	(Dollars in thousands)
Average loans outstanding(1)	$1,793,742	$1,666,407	$1,689,108
Gross loans outstanding at end of period(2)	1,957,440	1,693,847	1,706,395
Allowance for credit losses at beginning of the period	16,202	14,651	14,651
Impact of adopting ASC 326	4,548	—	—
Provision for credit losses	13,500	1,150	1,250
Charge offs:
Commercial and industrial	43	49	86
Real estate:
1-4 family residential	59	6	14
Consumer	80	18	72
Agriculture	18	—	89
Overdrafts	83	92	192
Total charge-offs	283	165	453
Recoveries:
Commercial and industrial	86	12	508
Real estate:
Commercial real estate	—	1	1
1-4 family residential	2	3	3
Consumer	17	67	111
Agriculture	20	—	89
Overdrafts	27	24	42
Total recoveries	152	107	754
Net charge-offs (recoveries)	131	58	(301)
Allowance for credit losses at end of period	$34,119	$15,743	$16,202
Ratio of allowance to end of period loans(2)	1.74%	0.93%	0.95%
Ratio of net (recoveries) charge-offs to average loans(1)	0.01%	0.00%	(0.02%)

(1) Includes average outstanding balances of loans held for sale of $4.5 million, $1.9 million and $2.4 million for the six months ended June 30, 2020 and 2019, and for the year ended December 31, 2019, respectively.

(2) Excludes loans held for sale of $7.2 million, $4.1 million and $2.4 million for the six months ended June 30, 2020 and 2019, and for the year ended December 31, 2019, respectively.

The ratio of allowance for credit losses to non-performing loans increased from 143.9% at December 31, 2019 to 235.6% at June 30, 2020.  Non-performing loans increased to $14.5 million at June 30, 2020, compared to $11.3 million at December 31, 2019, as described in the preceding Nonperforming Assets section of Management’s Discussion and Analysis.  The total balance of non-performing loans includes three SBA partially guaranteed loans with combined book balances of $8.7 million as of June 30, 2020 that were acquired from Westbound Bank in June 2018.

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

68.

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

	As of June 30, 2020		As of December 31, 2019
	Amount	Percent to Total Loans	Amount	Percent to Total Loans
	(Dollars in thousands)
Commercial and industrial	$4,136	12.12%	$2,056	12.69%
Real estate:
Construction and development	4,894	14.34%	2,378	14.68%
Commercial real estate	15,648	45.86%	6,853	42.30%
Farmland	1,250	3.66%	570	3.52%
1-4 family residential	6,136	17.98%	3,125	19.29%
Multi-family residential	604	1.77%	409	2.52%
Total real estate	28,532	83.61%	13,335	82.31%
Consumer and overdrafts	982	2.88%	614	3.79%
Agricultural	386	1.15%	197	1.21%
Unallocated	83	0.24%	—	—%
Total allowance for credit losses	$34,119	100.00%	$16,202	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.  As of June 30, 2020, the carrying amount of our investment securities totaled $376.4 million, an increase of $8.2 million, or 2.2%, compared to $368.2 million as of December 31, 2019. Investment securities represented 14.1% and 15.9% of total assets as of June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020, securities available for sale totaled $376.4 million, which includes the transfer of securities from our held to maturity portfolio, as well as purchases of municipal securities during the first quarter of 2020 at a cost of $19.6 million. As of December 31, 2019, securities available for sale and securities held to maturity totaled $212.7 million and $155.5 million, respectively.  Held to maturity securities represented 42.2% of our investment portfolio as of December 31, 2019.  The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.  As of June 30, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors, therefore the Company carried no ACL with respect to our securities portfolio at June 30, 2020.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$18,630	$1,306	$—	$19,936
Municipal securities	170,817	10,378	—	181,195
Mortgage-backed securities	89,123	2,699	1	91,821
Collateralized mortgage obligations	80,556	2,876	3	83,429
Total	$359,126	$17,259	$4	$376,381

(Continued)

69.

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,667	$592	$—	$20,259
Municipal securities	155,196	5,286	11	160,471
Mortgage-backed securities	98,332	748	348	98,732
Collateralized mortgage obligations	92,475	1,256	17	93,714
Total	$365,670	$7,882	$376	$373,176

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio.  As of June 30, 2020 and December 31, 2019, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

Prior to adoption of ASC 326, management evaluated securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warranted such an evaluation.  As of December 31, 2019, no OTTI was recorded.

The following tables set forth the fair value of available for sale securities and the amortized cost of held to maturity securities and, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated.  The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of June 30, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—	$18,850	2.96%	$1,086	5.30%	$—	—	$19,936	3.09%
Municipal securities	6,280	2.67%	34,909	3.13%	53,819	3.38%	86,187	3.19%	181,195	3.22%
Mortgage-backed securities	—	—	71,813	2.38%	20,008	2.90%	—	—	91,821	2.49%
Collateralized mortgage obligations	1,212	3.45%	82,217	2.60%	—	—	—	—	83,429	2.61%
Total	$7,492	2.80%	$207,789	2.65%	$74,913	3.28%	$86,187	3.19%	$376,381	2.90%

	As of December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$1,018	2.79%	$12,496	2.87%	$6,745	3.47%	$—	—	$20,259	3.07%
Municipal securities	2,189	3.10%	31,497	3.02%	39,951	3.40%	82,127	3.07%	155,764	3.14%
Mortgage-backed securities	—	—	55,974	2.45%	42,573	2.67%	—	—	98,547	2.54%
Collateralized mortgage obligations	1,652	3.44%	91,952	2.70%	—	—	—	—	93,604	2.72%
Total	$4,859	3.15%	$191,919	2.69%	$89,269	3.05%	$82,127	3.07%	$368,174	2.87%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time.  Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities.  The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay.  Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity.  During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened.  If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.  The weighted average life of our investment portfolio was 6.41 years with an estimated effective duration of 3.59 years as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

(Continued)

70.

The average yield of our securities portfolio was 2.90% as of June 30, 2020, up from 2.87% as of December 31, 2019.  The improvement in average yields resulted primarily from an increase in municipal securities yields from 3.14% as of December 31, 2019 to 3.22% as of June 30, 2020. As of June 30, 2020, municipal securities and mortgage backed securities comprised 48.1% and 24.4% of the portfolio, respectively.  As of December 31, 2019, municipal securities and mortgage backed securities comprised 42.3% and 26.8% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts.  We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2020 were $2.24 billion, an increase of $285.2 million, or 14.6%, compared to $1.96 billion as of December 31, 2019.  The majority of the deposit balance increase was due to the deposit of related PPP funds into demand accounts at the Bank, as well as apparent changes in depositor spending habits during the year resulting from economic and other uncertainties due to COVID-19.

The following table presents the average balances on deposits for the periods indicated:

	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019	Dollar Change	Percent Change
	(Dollars in thousands)
NOW and interest-bearing demand accounts	$284,774	$264,483	$20,291	7.67%
Savings accounts	79,355	71,940	7,415	10.31%
Money market accounts	618,004	609,741	8,263	1.36%
Certificates and other time deposits	495,673	514,051	(18,378)	(3.58%)
Total interest-bearing deposits	1,477,806	1,460,215	17,591	1.20%
Noninterest-bearing demand accounts	618,176	500,895	117,281	23.41%
Total deposits	$2,095,982	$1,961,110	$134,872	6.88%

The aggregate amount of certificates and other time deposits in denominations of $100,000 or more as of June 30, 2020 and December 31, 2019 was $339.5 million and $387.5 million, respectively.

The scheduled maturities of certificates and other time deposits greater than $100,000 were as follows:

	As of June 30, 2020
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$130,247	2.13%
3 to 6 months	55,878	1.58%
6 to 12 months	96,791	1.34%
12 to 24 months	39,633	1.51%
24 to 36 months	10,114	2.05%
36 to 48 months	4,778	2.60%
Over 48 months	2,020	1.63%
Total	$339,461	1.74%

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

(Continued)

71.

Federal Home Loan Bank (FHLB) Advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans.  As of June 30, 2020 and December 31, 2019, total borrowing capacity of $476.0 million and $560.6 million, respectively, was available under this arrangement.  Our outstanding FHLB advances mature within 4 years.  As of June 30, 2020, approximately $1.34 billion in real estate loans were pledged as collateral for our FHLB borrowings.  We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings by maturity and weighted average rate as of June 30, 2020:

	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Less than 90 days	$41,500	0.38%
90 days to less than one year	50,110	0.25%
One to three years	3,000	1.93%
After three to five years	6,000	1.76%
After five years	—	—
Total	$100,610	0.44%

Federal Reserve Bank of Dallas.  The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis.  Certain commercial and industrial and consumer loans are pledged under this arrangement.  We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan.  As of June 30, 2020 and December 31, 2019, $157.8 million and $178.7 million, respectively, were available under this arrangement.  As of June 30, 2020 and December 31, 2019, approximately $232.5 million and $178.7 million, respectively, in consumer and commercial and industrial loans were pledged as collateral.  As of June 30, 2020 and December 31, 2019, no borrowings were outstanding under this arrangement.

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

With certain exceptions, the amount of the principal and any accrued and unpaid interest on the debentures are subordinated in right of payment to the prior payment in full of all of our senior indebtedness.  The terms of the debentures are such that they qualify as Tier 1 capital under the Federal Reserve’s regulatory capital guidelines applicable to bank holding companies.  Interest on Trust II Debentures is payable at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 3.35%.  Interest on the Trust III Debentures was payable at a fixed rate per annum equal to 7.43% until October 1, 2016 and is a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 1.67%.  Interest on the DCB Trust I Debentures is payable at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 1.80%.  The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock.  No principal payments are due until maturity for each of the debentures.

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

(Continued)

72.

In December 2015, the Company issued $5.0 million in debentures, of which $2.5 million were issued to directors and other related parties.  As of December 31, 2019, $4.5 million of the debentures had been repaid.  The remaining $500,000 debenture was repaid during the second quarter of 2020.

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties.  The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures.  The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture.  The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

Other Borrowings.  We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities.  In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and in March 2020, we renewed that line of credit.  The line of credit bears interest at the prime rate of 3.25% and a floor of 3.50%, with quarterly interest payments, and matures in March 2021.  As of June 30, 2020, there was a $2.0 million outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events, such as COVID-19.  For the six months ended June 30, 2020 and the year ended December 31, 2019, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources.  As of June 30, 2020 and December 31, 2019, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $60.0 million in federal funds.  There were no funds under these lines of credit outstanding as of June 30, 2020 and December 31, 2019.  In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in Other Borrowings provides an additional source of liquidity.

During the quarter, we obtained a six-month advance of $100.0 million from the FHLB at a fixed interest rate of 0.25%, a maturity date of October 13, 2020 and with no prepayment penalty in order to provide additional liquidity for the SBA Paycheck Protection Program.  The PPP loans generally self-funded with the proceeds of the loans deposited into noninterest bearing demand accounts at our Bank.  As result, the $100.0 million advance was not necessary for liquidity.  $50.0 million of the FHLB advance was repaid in June and the remaining $50.0 million repaid in early July 2020.

(Continued)

73.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated.  Average assets were $2.49 billion for the six months ended June 30, 2020 and $2.32 billion for the year ended December 31, 2019.

	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019
Sources of Funds:
Deposits:
Noninterest-bearing	24.81%	21.60%
Interest-bearing	59.31%	62.97%
Advances from FHLB	3.17%	2.50%
Line of credit	0.22%	—
Subordinated debentures	0.57%	0.51%
Securities sold under agreements to repurchase	0.62%	0.47%
Accrued interest and other liabilities	0.89%	1.02%
Shareholders’ equity	10.41%	10.93%
Total	100.00%	100.00%

Uses of Funds:
Loans	71.02%	72.16%
Securities available for sale	12.04%	9.89%
Securities held to maturity	2.90%	6.86%
Nonmarketable equity securities	0.42%	0.49%
Federal funds sold	5.05%	1.89%
Interest-bearing deposits in other banks	5.71%	2.32%
Other noninterest-earning assets	2.86%	6.39%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	29.49%	25.54%
Average loans to average deposits	85.58%	86.13%

Our primary source of funds is deposits, and our primary use of funds is loans.  We do not expect a change in the primary source or use of our funds in the foreseeable future.  Our average loans, including average loans held for sale, increased $127.3 million, or 7.6%, for the six months ended June 30, 2020 compared to the same period in 2019.  We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of June 30, 2020, we had $287.0 million in outstanding commitments to extend credit and $8.4 million in commitments associated with outstanding standby and commercial letters of credit.  As of December 31, 2019, we had $440.7 million in outstanding commitments to extend credit and $9.1 million in commitments associated with outstanding standby and commercial letters of credit.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2020 and December 31, 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.  As of June 30, 2020, we had cash and cash equivalents of $191.0 million, compared to $90.7 million as of December 31, 2019.  The increase was primarily due to an increase in federal funds sold of $59.1 million and an increase in interest-bearing deposits of $45.6 million.

Capital Resources

Total shareholders’ equity decreased to $258.9 million as of June 30, 2020, compared to $261.6 million as of December 31, 2019, a decrease of $2.7 million, or 1.0%.  The decrease from December 31, 2019 was primarily the result of decreased earnings caused by the increase in provision for credit losses recorded as a result of the COVID-19 pandemic, increases in the purchase of treasury stock, and partially offset by an increase in other comprehensive income for the six months ended June 30, 2020.

(Continued)

74.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations.  Banking regulators view capital levels as important indicators of an institution’s financial soundness.  As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold.  We are subject to certain regulatory capital requirements at the bank holding company and bank levels.  As of June 30, 2020 and December 31, 2019, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations.  As we deploy our capital and learn more about the economic impacts of COVID-19, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses.  However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	June 30, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc.

Total capital (to risk weighted assets)	$251,243	11.77%	$253,793	13.29%
Tier 1 capital (to risk weighted assets)	224,474	10.52%	237,591	12.44%
Tier 1 capital (to average assets)	224,474	8.60%	237,591	10.29%
Common equity tier 1 risk-based capital	214,164	10.04%	227,281	11.90%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$265,422	12.44%	$249,643	13.07%
Tier 1 capital (to risk weighted assets)	238,650	11.18%	233,441	12.22%
Tier 1 capital (to average assets)	238,650	9.15%	233,441	10.11%
Common equity tier 1 risk-based capital	238,650	11.18%	233,441	12.22%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of June 30, 2020 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of June 30, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$372,876	$70,581	$11,719	$—	$455,176
Advances from FHLB	91,610	3,000	6,000	—	100,610
Subordinated debentures	500	3,500	6,000	10,310	20,310
Operating leases	34	492	250	10,773	11,549
Total	$465,020	$77,573	$23,969	$21,083	$587,645

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

(Continued)

75.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2020 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of June 30, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$2,884	$2,039	$375	$3,075	$8,373
Commitments to extend credit	164,275	51,755	17,574	53,382	286,986
Total	$167,159	$53,794	$17,949	$56,457	$295,359

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities.  Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.   Management evaluated the likelihood of funding the standby and commercial letters of credit as of January 1, 2020, the adoption date of ASC 326, and as of June 30, 2020, and determined the likelihood to be improbable.  Therefore, no ACL was recorded for standby and commercial letters of credit as of June 30, 2020.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding.  As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements upon adoption of ASC 326 or as of June 30, 2020.

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

(Continued)

76.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	June 30, 2020		December 31, 2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	0.92%	(5.69)%	0.25%	(0.85)%
+200	0.50%	(1.19)%	0.30%	1.17%
+100	0.23%	0.91%	0.14%	0.93%
Base	—	—	—	—
-100	(1.35)%	0.78%	(1.78)%	(7.11)%

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

(Continued)

77.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30,		As of December 31,
	2020	2019	2019
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$258,875	$250,121	$261,551
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(3,426)	(4,279)	(3,853)
Total tangible common equity	$223,289	$213,682	$225,538
Common shares outstanding(1)	11,013,804	11,560,058	11,547,443
Book value per common share	$23.50	$21.64	$22.65
Tangible book value per common share	$20.27	$18.48	$19.53

(1) Excludes the dilutive effect, if any, of 0, 66,202 and 57,093 shares of common stock issuable upon exercise of outstanding stock options as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

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

78.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity	$258,875	$261,551
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible, net	(3,426)	(3,853)
Total tangible common equity	$223,289	$225,538
Tangible Assets
Total assets	$2,667,195	$2,318,444
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible, net	(3,426)	(3,853)
Total tangible assets	$2,631,609	$2,282,431

Total Shareholders' Equity to Total Assets	9.71%	11.28%
Tangible Common Equity to Tangible Assets	8.48%	9.88%

The following tables reconcile, as of and for the dates set forth below, various metrics impacted by the effects of COVID-19 on reported data.

Net Core Earnings and Net Core Earnings per Common Share

	Quarter Ended
	2020		2019
	June 30	March 31	December 31	September 30	June 30
Net earnings	$1,075	$6,278	$7,369	$7,530	$6,043
Adjustments:
Provision for credit losses	12,100	1,400	—	100	575
Income tax (benefit) provision	(190)	1,445	1,573	1,634	1,384
PPP loans, including fees	(2,540)	—	—	—	—
Net interest expense on PPP-related borrowings	31	—	—	—	—
PPP-related deferred costs	(838)	—	—	—	—
Net core earnings	$9,638	$9,123	$8,942	$9,264	$8,002

Weighted-average common shares outstanding, basic	11,025,924	11,432,391	11,533,849	11,550,335	11,659,513
Earnings per common share, basic	$0.10	$0.55	$0.64	$0.65	$0.52
Net core earnings per common share, basic	0.87	0.80	0.78	0.80	0.69

Net Core Earnings to Average Assets, as Adjusted, and Average Equity

	Quarter Ended
	2020		2019
	June 30	March 31	December 31	September 30	June 30
Net core earnings	$9,638	$9,123	$8,942	$9,264	$8,002
Total average assets	$2,657,609	$2,325,618	$2,341,766	$2,328,603	$2,314,628
Adjustments:
PPP loan average balance	(163,184)	—	—	—	—
Excess fed funds sold due to PPP-related borrowings	(84,066)	—	—	—	—
Total average assets, adjusted	$2,410,359	$2,325,618	$2,341,766	$2,328,603	$2,314,628
Net core earnings to average assets, as adjusted (annualized)	1.61	1.56	1.51	1.58	1.39
Total average equity	$258,225	$251,159	$260,160	$254,788	$240,401
Net core earnings to average equity (annualized)	15.01	14.45	13.64	14.43	13.35

(Continued)

79.

Total Interest-Earning Assets and Borrowings, net of PPP Effects

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earnings assets	$2,486,636	$26,581	4.30%	$2,318,947	$51,833	4.49%
Adjustments:
PPP loan average balance and net fees(1)	(163,184)	(2,540)	6.26	(81,592)	(2,540)	6.26
Excess fed funds sold due to PPP-related borrowings	(84,066)	(21)	0.10	(42,033)	(21)	0.10
Total interest-earnings assets, net of PPP effects	$2,239,386	$24,020	4.31%	$2,195,322	$49,272	4.51%

Total advances from FHLB and fed funds purchased	134,677	123	0.37	78,957	205	0.52
Interest expense adjustment:
PPP-related borrowings	(84,066)	(52)	0.25	(42,033)	(52)	0.25
Total advances from FHLB and fed funds purchased, net of PPP effects	$50,611	$71	0.56%	$36,924	$153	0.83%

(1) Interest earned consists of interest income of $407,000 and net origination fees recognized of $2.1 million for the three and six months ended June 30, 2020.
Net Interest Income and Net Interest Margin, Net of PPP Effects

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Net interest income		$23,182			$43,751
Adjustments:
PPP-related interest income		(407)			(407)
PPP-related net origination fees		(2,133)			(2,133)
Excess fed funds sold due to PPP-related borrowings		(21)			(21)
PPP-related borrowings		52			52
Net interest income, net of PPP effects		$20,673			$41,242

Total interest-earnings assets	$2,486,636			$2,318,947
Total interest-earnings assets, net of PPP effects	2,239,386			2,195,322

Net interest margin			3.75%			3.79%
Net interest margin, net of PPP effects			3.71			3.78

(Continued)

80.

Allowance to Total Loans, as Adjusted

	Quarter Ended
	2020		2019
	June 30	March 31	December 31	September 30	June 30
LOAN PORTFOLIO
Total loans	$1,957,440	$1,718,353	$1,706,395	$1,736,439	$1,693,847
Adjustments:
PPP loans balance	(208,793)	—	—	—	—
Total loans, adjusted	$1,748,647	$1,718,353	$1,706,395	$1,736,439	$1,693,847

ALLOWANCE FOR CREDIT LOSSES
Balance at beginning of period	$21,948	$20,750	$16,394	$15,743	$15,190
Loans charged-off	(59)	(224)	(221)	(67)	(87)
Recoveries	130	22	29	618	65
Provision for credit loss expense	12,100	1,400	—	100	575
Balance at end of period	$34,119	$21,948	$16,202	$16,394	$15,743

Allowance for credit losses / period-end loans	1.74%	1.28%	0.95%	0.94%	0.93%
Allowance for credit losses / period-end loans, as adjusted	1.95%	1.28%	0.95%	0.94%	0.93%

Nonperforming Assets to Total Loans, as Adjusted

	Quarter Ended
	2020		2019
	June 30	March 31	December 31	September 30	June 30
Total non-performing assets	$14,920	$17,129	$12,257	$11,932	$10,792

Total loans(1)(2)	$1,957,440	$1,718,353	$1,706,395	$1,736,439	$1,693,847
Adjustments:
PPP loans balance	(208,793)	—	—	—	—
Total loans, adjusted(1)(2)	$1,748,647	$1,718,353	$1,706,395	$1,736,439	$1,693,847

Non-performing assets as a percentage of:
Total loans(1)(2)	0.76%	1.00%	0.72%	0.69%	0.64%
Total loans, as adjusted(1)(2)	0.85%	1.00%	0.72%	0.69%	0.64%

(1) Excludes outstanding balances of loans held for sale of $7.2 million, $4.0 million, $2.4 million, $3.8 million, and $4.1 million as of June 30 and March 31, 2020 and December 31, September 30, and June 30, 2019, respectively.

(2) Excludes deferred loan fees of $4.1 million, $456,000, $601,000, $550,000, and $601,000 as of June 30 and March 31, 2020 and December 31, September 30, and June 30, 2019, respectively.

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

(Continued)

81.

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

(Continued)

82.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(Continued)

83.

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

84.

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

•	We rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us.
•	Federal Deposit Insurance Corporation premiums may increase and the agency experiences additional resolution costs.
•	We may be subject to litigation as a result of our participation in PPP, or changes in the terms of the program or in the forgiveness or guaranty processes may adversely affect our net income.

(Continued)

85.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April, 2020	114,752	$23.19	114,752	928,391
May, 2020	—	$—	—	928,391
June, 2020	—	$—	—	928,391
Total	114,752		114,752

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

(Continued)

86.

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

10.1

Renewal Revolving Promissory Note between Guaranty Bancshares, Inc. and Frost Bank, dated March 31, 2020 (incorporated by reference to Exhibit 10.2 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 2, 2020, file number 001-38087).

10.2

Loan Agreement between Guaranty Bancshares, Inc. and Frost Bank, dated March 31, 2017, as amended (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 2, 2020, file number 001-38087).

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

87.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: August 7, 2020	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: August 7, 2020	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

88.