Form 10-Q
period 2020-09-30
GUARANTY BANCSHARES INC /TX/
filed 2020-11-06
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of November 4, 2020, there were 10,973,639 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$35,714	$39,907
Federal funds sold	101,300	45,246
Interest-bearing deposits	56,357	5,561
Total cash and cash equivalents	193,371	90,714
Securities available for sale	368,887	212,716
Securities held to maturity	—	155,458
Loans held for sale	9,148	2,368
Loans, net of allowance for credit losses of $33,757 and $16,202, respectively	1,921,234	1,690,794
Accrued interest receivable	8,361	9,151
Premises and equipment, net	55,468	53,431
Other real estate owned	310	603
Cash surrender value of life insurance	35,304	34,495
Core deposit intangible, net	3,213	3,853
Goodwill	32,160	32,160
Other assets	35,228	32,701
Total assets	$2,662,684	$2,318,444
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$776,364	$525,865
Interest-bearing	1,446,718	1,430,939
Total deposits	2,223,082	1,956,804
Securities sold under agreements to repurchase	20,520	11,100
Accrued interest and other liabilities	25,814	23,061
Line of credit	7,000	—
Federal Home Loan Bank advances	99,105	55,118
Subordinated debentures	20,310	10,810
Total liabilities	2,395,831	2,056,893
Commitments and contingencies (see Note 11)
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 12,908,576 and 12,905,097 shares issued, and 10,988,239 and 11,547,443 shares outstanding, respectively	12,909	12,905
Additional paid-in capital	187,254	186,692
Retained earnings	105,721	98,239
Treasury stock, 1,920,337 and 1,357,654 shares at cost	(48,602)	(34,492)
Accumulated other comprehensive income (loss)	9,571	(1,793)
Total shareholders' equity	266,853	261,551
Total liabilities and shareholders' equity	$2,662,684	$2,318,444

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$22,681	$22,996	$69,337	$67,821
Securities
Taxable	1,051	1,417	3,532	4,543
Nontaxable	1,074	955	3,135	2,871
Federal funds sold and interest-bearing deposits	150	485	785	1,478
Total interest income	24,956	25,853	76,789	76,713

Interest expense
Deposits	2,285	5,304	9,746	16,681
FHLB advances and federal funds purchased	141	298	346	1,126
Subordinated debentures	192	156	511	495
Other borrowed money	59	12	156	35
Total interest expense	2,677	5,770	10,759	18,337

Net interest income	22,279	20,083	66,030	58,376
Provision for credit losses	(300)	100	13,200	1,250
Net interest income after provision for credit losses	22,579	19,983	52,830	57,126

Noninterest income
Service charges	717	978	2,196	2,693
Net realized loss on securities transactions	—	—	—	(22)
Net realized gain on sale of loans	2,114	910	4,811	2,070
Other income	3,832	2,728	9,604	7,547
Total noninterest income	6,663	4,616	16,611	12,288

Noninterest expense
Employee compensation and benefits	9,439	8,896	26,982	26,575
Occupancy expenses	2,597	2,448	7,624	7,336
Other expenses	4,722	4,091	13,743	12,388
Total noninterest expense	16,758	15,435	48,349	46,299

Income before income taxes	12,484	9,164	21,092	23,115
Income tax provision	2,350	1,634	3,605	4,205
Net earnings	$10,134	$7,530	$17,487	$18,910
Basic earnings per share	$0.92	$0.65	$1.57	$1.62
Diluted earnings per share	$0.92	$0.65	$1.57	$1.62

See accompanying notes to consolidated financial statements.

4.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$10,134	$7,530	$17,487	$18,910
Other comprehensive income:
Unrealized gains on securities
Unrealized holding gains arising during the period	502	1,232	12,988	9,716
Unrealized gains on held to maturity securities transferred to available for sale	—	—	2,265	—
Amortization of net unrealized gains on held to maturity securities	—	5	46	14
Reclassification adjustment for net losses included in net earnings	—	—	—	22
Tax effect	(105)	(260)	(3,205)	(2,065)
Unrealized gains on securities, net of tax	397	977	12,094	7,687
Unrealized holding gains (losses) arising during the period on interest rate swaps	99	(29)	(730)	(203)
Total other comprehensive income	496	948	11,364	7,484
Comprehensive income	$10,630	$8,478	$28,851	$26,394

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	$—	$12,905	$186,692	$98,239	$(34,492)	$(1,793)	$261,551
Impact of adoption of ASC 326, net of tax of $955	—	—	—	(3,593)	—	—	(3,593)
Net earnings	—	—	—	17,487	—	—	17,487
Other comprehensive income	—	—	—	—	—	11,364	11,364
Exercise of stock options	—	4	68	—	—	—	72
Purchase of treasury stock	—	—	—	—	(14,110)	—	(14,110)
Stock based compensation	—	—	494	—	—	—	494
Dividends:
Common - $0.58 per share	—	—	—	(6,412)	—	—	(6,412)
Balance at September 30, 2020	$—	$12,909	$187,254	$105,721	$(48,602)	$9,571	$266,853

For the Three Months Ended September 30, 2020
Balance at June 30, 2020	$—	$12,908	$187,073	$97,788	$(47,969)	$9,075	$258,875
Net earnings	—	—	—	10,134	—	—	10,134
Other comprehensive income	—	—	—	—	—	496	496
Exercise of stock options	—	1	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	(633)	—	(633)
Stock based compensation	—	—	182	—	—	—	182
Dividends:
Common - $0.20 per share	—	—	—	(2,201)	—	—	(2,201)
Balance at September 30, 2020	$—	$12,909	$187,254	$105,721	$(48,602)	$9,571	$266,853

See accompanying notes to consolidated financial statements.

6.

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	$—	$12,835	$185,174	$80,088	$(24,352)	$(9,162)	$244,583
Net earnings	—	—	—	18,910	—	—	18,910
Other comprehensive income	—	—	—	—	—	7,484	7,484
Exercise of stock options	—	24	529	—	—	—	553
Purchase of treasury stock	—	—	—	—	(10,067)	—	(10,067)
Restricted stock grants	—	31	(31)	—	—	—	—
Stock based compensation	—	—	493	—	—	—	493
Dividends:
Common - $0.52 per share	—	—	—	(6,051)	—	—	(6,051)
Balance at September 30, 2019	$—	$12,890	$186,165	$92,947	$(34,419)	$(1,678)	$255,905

For the Three Months Ended September 30, 2019
Balance at June 30, 2019	$—	$12,886	$185,918	$87,492	$(33,549)	$(2,626)	$250,121
Net earnings	—	—	—	7,530	—	—	7,530
Other comprehensive income	—	—	—	—	—	948	948
Exercise of stock options	—	4	68	—	—	—	72
Purchase of treasury stock	—	—	—	—	(870)	—	(870)
Stock based compensation	—	—	179	—	—	—	179
Dividends:
Common - $0.18 per share	—	—	—	(2,075)	—	—	(2,075)
Balance at September 30, 2019	$—	$12,890	$186,165	$92,947	$(34,419)	$(1,678)	$255,905

See accompanying notes to consolidated financial statements.

7.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net earnings	$17,487	$18,910
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	3,045	2,914
Amortization	1,010	1,040
Deferred taxes	(2,949)	(1,219)
Premium amortization, net of discount accretion	2,948	2,888
Net realized loss on securities transactions	—	22
Gain on sale of loans	(4,811)	(2,070)
Provision for credit losses	13,200	1,250
Origination of loans held for sale	(121,628)	(55,265)
Proceeds from loans held for sale	119,659	55,289
Write-down of other real estate and repossessed assets	358	—
Net gain on sale of premises, equipment, other real estate owned and other assets	103	19
Stock based compensation	494	493
Net change in accrued interest receivable and other assets	(2,607)	(13,943)
Net change in accrued interest payable and other liabilities	1,897	10,495
Net cash provided by operating activities	28,206	20,823

Cash flows from investing activities
Securities available for sale:
Purchases	(333,838)	(5,120)
Proceeds from sales	—	3,957
Proceeds from maturities and principal repayments	342,452	21,182
Securities held to maturity:
Proceeds from maturities and principal repayments	3,024	4,692
Net originations of loans	(248,409)	(76,538)
Net purchases of premises and equipment	(5,148)	(3,643)
Net proceeds from sale of premises, equipment, other real estate owned and other assets	509	318
Net cash used in investing activities	(241,410)	(55,152)

See accompanying notes to consolidated financial statements.

8.

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities
Net change in deposits	266,278	91,833
Net change in securities sold under agreements to repurchase	9,420	(865)
Proceeds from FHLB advances	290,000	156,000
Repayment of FHLB advances	(246,013)	(210,513)
Proceeds from line of credit	25,000	—
Repayment of line of credit	(18,000)	—
Proceeds from issuance of debentures	10,000	—
Repayments of debentures	(500)	(1,500)
Purchase of treasury stock	(14,110)	(10,067)
Exercise of stock options	72	553
Cash dividends	(6,286)	(3,974)
Net cash provided by financing activities	315,861	21,467
Net change in cash and cash equivalents	102,657	(12,862)
Cash and cash equivalents at beginning of period	90,714	71,510
Cash and cash equivalents at end of period	$193,371	$58,648

Supplemental disclosures of cash flow information
Interest paid	$11,456	$18,269
Income taxes paid	5,545	4,011

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	2,201	2,077
Transfer of loans to other real estate owned and repossessed assets	221	137

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

Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. On March 16, 2020, the Federal Open Market Committee reduced the target federal funds rate range to 0.00% to 0.25%. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations, as well as business and consumer confidence. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impacts could occur though such potential impact remains unknown at this time.

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

The Company adopted the Current Expected Credit Losses (CECL) standard (Accounting Standards Update 2016-13 or ASC 326) on January 1, 2020. The day one impact of adopting CECL resulted in an allowance increase of $4,548, or 28.1%, from December 31, 2019. The day one increase was primarily due to recognizing expected lifetime losses in the portfolio and adding an economic forecast based upon our assumptions on January 1, 2020. The Company has added $13,200 to the provision for loan losses subsequent to the day one effect, through the first three quarters of 2020, compared to $1,250 for the nine months ended September 30, 2019. The significant increase in the ACL provision during the nine months ended September 30, 2020 resulted primarily from changes in our CECL model assumptions as a result of COVID-19.

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

In response to the COVID-19 pandemic, the Bank provided financial relief to many of its customers through a 3-month principal and interest payment deferral program or an up to 6-month interest only program. Pursuant to the CARES Act and the April 7, 2020 Interagency guidance, these loan modifications, and certain subsequent modifications, are not considered to be troubled debt restructurings.

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

The following tables summarize the amortized cost and fair value of securities available for sale as of September 30, 2020, and the amortized cost and fair value of securities held to maturity and available for sale, respectively, as of December 31, 2019 and the corresponding amounts of gross unrealized gains and losses:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$18,619	$1,260	$—	$19,879
Municipal securities	164,382	10,926	—	175,308
Mortgage-backed securities	95,415	3,099	143	98,371
Collateralized mortgage obligations	72,714	2,618	3	75,329
Total available for sale	$351,130	$17,903	$146	$368,887

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,667	$592	$—	$20,259
Municipal securities	16,780	576	8	17,348
Mortgage-backed securities	83,967	550	335	84,182
Collateralized mortgage obligations	89,798	1,146	17	90,927
Total available for sale	$210,212	$2,864	$360	$212,716

Held to maturity:
Municipal securities	$138,416	$4,710	$3	$143,123
Mortgage-backed securities	14,365	198	13	14,550
Collateralized mortgage obligations	2,677	110	—	2,787
Total held to maturity	$155,458	$5,018	$16	$160,460

There is no allowance for credit losses recorded for our available for sale debt securities as of September 30, 2020.

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

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of September 30, 2020, for which no allowance for credit losses has been recorded, and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2020	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$(143)	$12,600	$—	$—	$(143)	$12,600
Collateralized mortgage obligations	—	—	(3)	1,070	(3)	1,070
Total available for sale	$(143)	$12,600	$(3)	$1,070	$(146)	$13,670

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2019	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Municipal securities	$(8)	$1,138	$—	$—	$(8)	$1,138
Mortgage-backed securities	(25)	19,421	(310)	42,116	(335)	61,537
Collateralized mortgage obligations	—	—	(17)	2,594	(17)	2,594
Total available for sale	$(33)	$20,559	$(327)	$44,710	$(360)	$65,269

Held to maturity:
Municipal securities	$(1)	$1,313	$(2)	$759	$(3)	$2,072
Mortgage-backed securities	—	—	(13)	7,032	(13)	7,032
Total held to maturity	$(1)	$1,313	$(15)	$7,791	$(16)	$9,104

There were four investments in an unrealized loss position with no recorded allowance for credit losses at September 30, 2020. The securities in a loss position were composed of collateralized mortgage obligations and mortgage backed securities. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. Government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized loss on the securities as of September 30, 2020 is not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline.

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

17.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of September 30, 2020, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $315,338 and $278,318 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

There were no securities sold during the three or nine months ended September 30, 2020. The proceeds from sales of available for sale securities and the associated losses through the three and nine months ended are listed below for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$—	$—	$—	$3,957
Gross gains	—	—	—	—
Gross losses	—	—	—	22

The contractual maturities at September 30, 2020 of available for sale securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale
September 30, 2020	Amortized Cost	Estimated Fair Value
Due within one year	$3,478	$3,509
Due after one year through five years	52,628	55,426
Due after five years through ten years	48,675	52,451
Due after ten years	78,220	83,801
Mortgage-backed securities	95,415	98,371
Collateralized mortgage obligations	72,714	75,329
Total Securities	$351,130	$368,887

(Continued)

18.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	September 30, 2020	December 31, 2019
Commercial and industrial	$531,152	$279,583
Real estate:
Construction and development	269,101	280,498
Commercial real estate	602,664	567,360
Farmland	80,197	57,476
1-4 family residential	385,783	412,166
Multi-family residential	19,499	37,379
Consumer	52,855	53,245
Agricultural	17,004	18,359
Overdrafts	379	329
Total loans(1)	1,958,634	1,706,395
Net of:
Deferred loan (fees) costs, net	(3,643)	601
Allowance for credit losses	(33,757)	(16,202)
Total net loans(1)	$1,921,234	$1,690,794

(1) Excludes accrued interest receivable on loans of $6.7 million and $6.4 million as of September 30, 2020 and December 31, 2019, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

19.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The following tables present the activity in the ACL by class of loans for the nine months ended September 30, 2020, and the activity in the allowance for loan loss by portfolio segment for the year ended December 31, 2019 and for the nine months ended September 30, 2019:

For the Nine Months Ended September 30, 2020	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202
Impact of adopting ASC 326	546	323	2,228	26	1,339	(50)	72	73	(9)	4,548
Provision for credit losses	1,366	2,228	6,613	694	1,778	(34)	407	59	89	13,200
Loans charged-off	(43)	—	—	—	(59)	—	(136)	(18)	(128)	(384)
Recoveries	93	—	1	—	2	—	30	20	45	191
Ending balance	$4,018	$4,929	$15,695	$1,290	$6,185	$325	$975	$331	$9	$33,757

For the Year Ended December 31, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Provision for loan losses	(117)	458	827	(73)	268	(222)	(2)	(41)	152	1,250
Loans charged-off	(86)	—	—	—	(14)	—	(72)	(89)	(192)	(453)
Recoveries	508	—	1	—	3	—	111	89	42	754
Ending balance	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202

For the Nine Months Ended September 30, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Provision for loan losses	(152)	215	863	(49)	220	199	(28)	(126)	108	1,250
Loans charged-off	(49)	—	—	—	(14)	—	(32)	—	(137)	(232)
Recoveries	507	—	1	—	3	—	95	89	30	725
Ending balance	$2,057	$2,135	$6,889	$594	$3,077	$830	$600	$201	$11	$16,394

(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The ACL as of September 30, 2020 was estimated using the current expected credit loss model. The $300,000 provision reversal during the current quarter resulted primarily from lower loan balances in loan segments with higher general allocation factors as of September 30, 2020, compared to prior quarters.  Additionally, in the second quarter of 2020, qualitative factor adjustments were made in our Current Expected Credit Losses (“CECL”) model, primarily derived from changes in national GDP, Texas unemployment rates and national industry-related CRE trends, all of which are impacted by the effects of COVID-19 and resulted in the $12.1 million provision expense during second quarter. Qualitative factor adjustments made in the second quarter remained consistent in the third quarter because our CECL model assumes a six-to-nine month lag in estimated losses as a result of economic factors present during the second quarter, as well as continued uncertainty surrounding the virus and timing of economic recovery.

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

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of September 30, 2020:

September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Risk rating
Pass	$361,379	$35,265	$16,564	$7,252	$7,194	$17,740	$80,480	$525,874
Special mention	—	—	—	3,523	1,324	—	150	4,997
Substandard	—	—	210	—	56	—	—	266
Nonaccrual	—	10	5	—	—	—	—	15
Total commercial and industrial loans	$361,379	$35,275	$16,779	$10,775	$8,574	$17,740	$80,630	$531,152

Charge-offs	$—	$—	$(43)	$—	$—	$—	$—	$(43)
Recoveries	—	—	43	—	—	14	36	93
Current period net	$—	$—	$—	$—	$—	$14	$36	$50

Construction and development:
Risk rating
Pass	$90,694	$92,719	$29,841	$25,992	$8,753	$10,585	$4,539	$263,123
Special mention	262	164	—	1,001	—	—	—	1,427
Substandard	2,907	609	5	—	680	—	—	4,201
Nonaccrual	—	50	300	—	—	—	—	350
Total construction and development loans	$93,863	$93,542	$30,146	$26,993	$9,433	$10,585	$4,539	$269,101

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating
Pass	$59,513	$98,704	$99,042	$75,436	$94,333	$128,363	$6,349	$561,740
Special mention	—	4,979	3,570	5,335	2,495	914	—	17,293
Substandard	—	—	2,014	437	2,038	8,293	—	12,782
Nonaccrual	—	1,140	153	4,124	4,751	681	—	10,849
Total commercial real estate loans	$59,513	$104,823	$104,779	$85,332	$103,617	$138,251	$6,349	$602,664

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	1	—	1
Current period net	$—	$—	$—	$—	$—	$1	$—	$1

Farmland:
Risk rating
Pass	$13,842	$12,939	$11,854	$7,382	$11,014	$17,591	$5,283	$79,905
Special mention	—	—	—	—	—	37	—	37
Substandard	—	—	—	—	—	135	—	135
Nonaccrual	—	—	—	—	—	120	—	120
Total farmland loans	$13,842	$12,939	$11,854	$7,382	$11,014	$17,883	$5,283	$80,197

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Total
1-4 family residential:
Risk rating
Pass	$63,466	$64,012	$54,716	$39,389	$46,163	$105,068	$10,780	$383,594
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	332	435	207	1,215	—	2,189
Total 1-4 family residential loans	$63,466	$64,012	$55,048	$39,824	$46,370	$106,283	$10,780	$385,783

Charge-offs	$—	$—	$—	$—	$—	$(59)	$—	$(59)
Recoveries	—	—	—	—	—	2	—	2
Current period net	$—	$—	$—	$—	$—	$(57)	$—	$(57)

Multi-family residential:
Risk rating
Pass	$4,180	$4,528	$2,913	$1,408	$1,758	$4,503	$209	$19,499
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$4,180	$4,528	$2,913	$1,408	$1,758	$4,503	$209	$19,499

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and overdrafts:
Risk rating
Pass	$19,940	$14,466	$11,420	$2,297	$937	$617	$3,292	$52,969
Special mention	5	1	23	7	—	11	—	47
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	9	45	140	20	4	—	—	218
Total consumer loans and overdrafts	$19,954	$14,512	$11,583	$2,324	$941	$628	$3,292	$53,234

Charge-offs	$(128)	$(61)	$(27)	$(41)	$(3)	$(4)	$—	$(264)
Recoveries	41	2	12	8	3	9	—	75
Current period net	$(87)	$(59)	$(15)	$(33)	$—	$5	$—	$(189)

Agricultural:
Risk rating
Pass	$2,776	$1,978	$2,534	$774	$336	$223	$8,209	$16,830
Special mention	—	—	—	51	—	—	—	51
Substandard	—	—	10	—	74	—	—	84
Nonaccrual	—	—	30	—	—	2	7	39
Total agricultural loans	$2,776	$1,978	$2,574	$825	$410	$225	$8,216	$17,004

Charge-offs	$—	$—	$(18)	$—	$—	$—	$—	$(18)
Recoveries	—	—	—	—	20	—	—	20
Current period net	$—	$—	$(18)	$—	$20	$—	$—	$2

Total loans:
Risk rating
Pass	$615,790	$324,611	$228,884	$159,930	$170,488	$284,690	$119,141	$1,903,534
Special mention	267	5,144	3,593	9,917	3,819	962	150	23,852
Substandard	2,907	609	2,239	437	2,848	8,428	—	17,468
Nonaccrual	9	1,245	960	4,579	4,962	2,018	7	13,780
Total loans	$618,973	$331,609	$235,676	$174,863	$182,117	$296,098	$119,298	$1,958,634

Charge-offs	$(128)	$(61)	$(88)	$(41)	$(3)	$(63)	$—	$(384)
Recoveries	41	2	55	8	23	26	36	191
Total current period net (charge-offs) recoveries	$(87)	$(59)	$(33)	$(33)	$20	$(37)	$36	$(193)

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

There were no loans classified in the “doubtful” or “loss” risk rating categories as of September 30, 2020 and December 31, 2019.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans, and their impact on ACL, as of September 30, 2020:

	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$129	$—	$129	$37
Real estate:
Construction and development	609	—	609	174
Commercial real estate	9,987	—	9,987	1,990
Farmland	—	—	—	—
1-4 family residential	—	—	—	—
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Overdrafts	—	—	—	—
Total	$10,725	$—	$10,725	$2,201

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

September 30, 2020	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$78	$35	$—	$113	$531,039	$531,152	$—
Real estate:
Construction and development	—	164	350	514	268,587	269,101	—
Commercial real estate	448	525	8,698	9,671	592,993	602,664	—
Farmland	3	—	—	3	80,194	80,197	—
1-4 family residential	1,481	88	177	1,746	384,037	385,783	—
Multi-family residential	—	—	—	—	19,499	19,499	—
Consumer	274	93	23	390	52,465	52,855	—
Agricultural	95	18	—	113	16,891	17,004	—
Overdrafts	—	—	—	—	379	379	—
Total	$2,379	$923	$9,248	$12,550	$1,946,084	$1,958,634	$—

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

The outstanding balances of TDRs are shown below:

	September 30, 2020	December 31, 2019
Nonaccrual TDRs	$92	$101
Performing TDRs	7,891	7,240
Total	$7,983	$7,341
Specific reserves on TDRs	$—	$164

There was one loan modified as a TDR that occurred during the nine months ended September 30, 2020.

The following table presents the loan by class, modified as a TDR that occurred during the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Construction and development	1	$680	$680
Total	1	$680	$680

The following table presents loans by class, modified as TDRs that occurred during the year ended December 31, 2019:

Year Ended December 31, 2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate	4	$1,680	$1,515
Total	4	$1,680	$1,515

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

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans by class, modified as TDRs that occurred during the nine months ended September 30, 2019:

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At September 30, 2020 and December 31, 2019, securities sold under agreements to repurchase totaled $20,520 and $11,100, respectively.

The Company has an unsecured $25,000 revolving line of credit, which had a $7,000 outstanding balance at September 30, 2020, bears interest at the greater of (i) the prime rate, which was 3.25% at September 30, 2020, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2021.

Federal Home Loan Bank (FHLB) advances, as of September 30, 2020, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2020	0.14%	$65,000
2021	0.29%	26,500
2022	1.99%	1,500
2023	—	—
2024	1.76%	6,000
		99,000

Fixed rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2020	1.38%	4
2021	1.38%	101
		105
		$99,105

NOTE 5 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	September 30, 2020	December 31, 2019
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	10,000	500
	$20,310	$10,810

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

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at September 30, 2020 and December 31, 2019. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

29.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Other Debentures

In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties. In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty’s initial public offering. A further $1,000 of other debentures matured and were paid off in full in July of 2018 and another $1,000 and $500 of debentures matured and were paid off in full in July and December of 2019, respectively. The final $500 debenture was paid off during the second quarter of 2020.

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

The scheduled principal payments and weighted average rates of other debentures are as follows:

Year	Current Weighted Average Rate	Principal Due
2020	1.00%	$500
2021	—	—
2022	2.45%	2,000
2023	2.85%	3,500
2024	3.74%	4,000
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

(Continued)

30.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of stock option activity in the Plan during the nine months ended September 30, 2020 and 2019 follows:

Nine Months Ended September 30, 2020	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	508,000	$26.68	6.24	$3,159
Granted	39,000	27.43	9.51	24
Exercised	(3,000)	24.00	2.04	3
Forfeited	(37,600)	29.68	8.12	24
Balance, September 30, 2020	506,400	$26.53	5.62	$304

Exercisable at end of period	302,220	$25.55	4.77	$244

Nine Months Ended September 30, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	537,872	$26.49	6.96	$2,088
Granted	35,000	29.85	9.61	26
Exercised	(22,172)	24.93	5.29	125
Forfeited	(26,400)	29.53	8.20	46
Balance, September 30, 2019	524,300	$26.63	6.38	$2,255

Exercisable at end of period	235,680	$25.22	5.42	$1,307

A summary of nonvested stock option activity in the Plan during the nine months ended September 30, 2020 and 2019 follows:

Nine Months Ended September 30, 2020	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	251,120	$28.18	7.31	$1,188
Granted	39,000	27.43	9.51	24
Vested	(53,340)	27.79	6.55	28
Forfeited	(32,600)	29.68	8.12	24
Balance, September 30, 2020	204,180	$27.98	6.87	$60

(Continued)

31.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Nine Months Ended September 30, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	331,560	$27.74	7.77	$975
Granted	35,000	29.85	9.61	26
Vested	(54,340)	28.10	7.48	172
Forfeited	(23,600)	33.03	9.18	46
Balance, September 30, 2019	288,620	$27.78	7.16	$949

Information related to stock options in the Plan is as follows for the nine months ended:

	September 30, 2020	September 30, 2019
Intrinsic value of options exercised	$3	$125
Cash received from options exercised	72	553
Weighted average fair value of options granted	3.86	4.99

Restricted Stock Awards and Units

A summary of restricted stock activity in the Plan during the nine months ended September 30, 2020 and 2019 follows:

Nine Months Ended September 30, 2020	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	31,459	$30.29
Granted	—	—
Vested	(13,380)	30.30
Forfeited	—	—
Balance, September 30, 2020	18,079	$30.28

Nine Months Ended September 30, 2019	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	30,500	30.25
Vested	(1,439)	31.57
Forfeited	—	—
Balance, September 30, 2019	31,459	$29.33

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of September 30, 2020, there was $1,452 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.17 years.

The Company granted options under the Plan during the first nine months of 2020 and 2019. Expense of $494 was recorded during both the nine months ended September 30, 2020 and 2019, which represents the fair value of shares vested during those periods.

(Continued)

32.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the nine months ended September 30, 2020 and 2019 totaled $1,031 and $973, respectively.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of September 30, 2020 and December 31, 2019, the number of shares held by the KSOP were 1,253,010 and 1,224,697, respectively. There were no unallocated shares to plan participants as of September 30, 2020 or as of December 31, 2019. All shares held by the KSOP were treated as outstanding at each of the respective period ends.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $35,304 and $34,495 as of September 30, 2020 and December 31, 2019, respectively.

Expense related to these plans totaled $500 and $504 for the nine months ended September 30, 2020 and 2019, respectively, and $602 for the year ended December 31, 2019. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $4,424 and $4,081 as of September 30, 2020 and December 31, 2019, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the nine months ended September 30, 2020 and 2019 totaled $1,610 and $2,304, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 15 years. Some of the Company’s operating leases include options to extend the leases for up to 7 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of September 30, 2020, operating lease right-of-use assets were $13,895 and liabilities were $14,112 and were included within the accompanying consolidated balance sheets as components of other assets and other liabilities, respectively.

(Continued)

33.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Operating lease expense for operating leases accounted for under ASC 842 for the nine months ended September 30, 2020 and 2019 was approximately $1,416 and $1,306, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	September 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$13,895	$11,554
Operating lease liabilities	14,112	11,675

Weighted average remaining lease term
Operating leases	9 years	10 years
Weighted average discount rate
Operating leases	2.18%	2.69%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2024 and thereafter. Minimum future lease payments under these non-cancelable operating leases in excess of one year as of September 30, 2020, are as follows:

Year Ended December 31,	Amount
2020	$731
2021	1,934
2022	1,779
2023	1,747
2024	1,750
Thereafter	7,718
Total lease payments	15,659
Less: interest	(1,547)
Present value of lease liabilities	$14,112

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax expense for the period	$2,350	$1,634	$3,605	$4,205
Effective tax rate	18.82%	17.83%	17.09%	18.19%

The effective tax rates differ from the statutory federal tax rate of 21% for the three and nine months ended September 30, 2020 and 2019, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance, as well as lower net income in the second quarter of 2020, primarily due to a large ACL provision related to COVID-19.

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

Interest rate swaps with notional amounts totaling $5,000 as of September 30, 2020 and December 31, 2019, were designated as cash flow hedges of the debentures and $40,000 as of September 30, 2020 were designated as cash flow hedges of the FHLB advances.

The aggregate fair value of the swaps is recorded in accrued interest and other liabilities within the Company’s consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures and FHLB advances was as follows as of:

September 30, 2020
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	5.50	$440
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	2.08	$249
$15,000	0.668%	3 month LIBOR	3/18/2020	2.47	$164
$15,000	0.790%	3 month LIBOR	3/18/2020	4.47	$328
$10,000	0.530%	3 month LIBOR	3/23/2020	2.48	$75

December 31, 2019
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	6.25	$314
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	2.83	$212

Interest expense recorded on these swap transactions totaled $509 and $495 during the nine months ended September 30, 2020 and 2019, respectively. This expense is reported as a component of interest expense on the debentures and the FHLB advances and federal funds purchased. At September 30, 2020, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2020.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be

(Continued)

35.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL as of September 30, 2020 and December 31, 2019.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2020 and December 31, 2019, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	September 30, 2020	December 31, 2019
Commitments to extend credit	$316,026	$440,685
Letters of credit	8,408	9,054

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At September 30, 2020, the Company had letters of credit of $13,950 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average

(Continued)

36.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

assets (as defined). Management believes, as of September 30, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which it was subject.

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

As of September 30, 2020 and December 31, 2019, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since September 30, 2020 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital as of September 30, 2020 and December 31, 2019. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total capital to risk-weighted assets:
Consolidated	$259,109	12.06%	$171,862	8.00%	$225,569	10.50%		n/a
Bank	276,510	12.87%	171,854	8.00%	225,558	10.50%	$214,817	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	232,170	10.81%	128,896	6.00%	182,603	8.50%		n/a
Bank	249,573	11.62%	128,890	6.00%	182,595	8.50%	171,854	8.00%
Tier 1 capital to average assets:(1)
Consolidated	232,170	8.98%	103,438	4.00%	103,438	4.00%		n/a
Bank	249,573	9.65%	103,449	4.00%	103,449	4.00%	129,311	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	221,860	10.33%	96,672	4.50%	150,379	7.00%		n/a
Bank	249,573	11.62%	96,668	4.50%	150,372	7.00%	139,631	6.50%

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

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of September 30, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$98,371	$—	$98,371	$—
Collateralized mortgage obligations	75,329	—	75,329	—
Municipal securities	175,308	—	175,308	—
Corporate bonds	19,879	—	19,879	—
Loans held for sale	9,148	—	—	9,148
Cash surrender value of life insurance	35,304	—	35,304	—
SBA servicing assets	746	—	—	746
Derivative instrument assets	689	—	689	—
Derivative instrument liabilities	(1,256)	—	(1,256)	—

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

There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2020 or for the year ended December 31, 2019.

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2020 and 2019 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	September 30, 2020	December 31, 2019	September 30, 2019
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$147	$137
Charge-offs recognized in the allowance for credit losses	—	(11)	(9)
Fair value of other real estate owned remeasured at initial recognition	$—	$136	$128

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$62	$35	$—
Write-downs included in collection and other real estate owned expense	(1)	(10)	—
Fair value of other real estate owned remeasured subsequent to initial recognition	$61	$25	$—

(Continued)

40.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents quantitative information about nonrecurring Level 3 fair value measurements as of:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
September 30, 2020
Other real estate owned	$310	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2019
Impaired loans	$20,028	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (12%)
Other real estate owned	$603	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

The following table presents information on individually evaluated collateral dependent loans as of September 30, 2020:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$92	$92
Real estate:
Construction and development	—	—	435	435
Commercial real estate	—	—	7,997	7,997
Farmland	—	—	—	—
1-4 family residential	—	—	—	—
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Overdrafts
Total	$—	$—	$8,524	$8,524

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of September 30, 2020 and December 31, 2019, are as follows:

	Fair value measurements as of September 30, 2020 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$193,371	$193,371	$—	$—	$193,371
Loans, net	1,921,234	—	—	1,932,813	1,932,813
Accrued interest receivable	8,361	—	8,361	—	8,361
Nonmarketable equity securities	13,493	—	13,493	—	13,493
Financial liabilities:
Deposits	$2,223,082	$1,834,047	$391,237	$—	$2,225,284
Securities sold under repurchase agreements	20,520	—	20,520	—	20,520
Accrued interest payable	945	—	945	—	945
Federal Home Loan Bank advances	99,105	—	99,144	—	99,144
Subordinated debentures	20,310	—	17,891	—	17,891

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

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net earnings (basic)	$10,134	$7,530	$17,487	$18,910
Net earnings (diluted)	$10,134	$7,530	$17,487	$18,910

Denominator:
Weighted-average shares outstanding (basic)	11,012,060	11,550,335	11,156,263	11,674,298
Effect of dilutive securities:
Common stock equivalent shares from stock options	—	62,538	—	58,844
Weighted-average shares outstanding (diluted)(1)	11,012,060	11,612,873	11,156,263	11,733,142

Net earnings per share
Basic	$0.92	$0.65	$1.57	$1.62
Diluted	$0.92	$0.65	$1.57	$1.62

(1) Outstanding options and the closing price of the Company's stock as of September 30, 2020 had an anti-dilutive effect on the weighted-average common shares outstanding for the three and nine months ended September 30, 2020; therefore, the effect of their conversion has been excluded from the calculation of the diluted weighted-average common shares outstanding for the period. The diluted EPS has been calculated using the basic weighted-average shares outstanding in order to comply with GAAP.

(Continued)

43.

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

44.

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

Significant uncertainties as to future economic conditions exist, and we have taken measured actions during 2020 to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and reserves supported by a strong capital position. Additionally, the economic pressures, coupled with the implementation of an expected loss methodology for determining our provision for credit losses as required by the current expected credit loss (“CECL”) methodology, contributed to an increased provision for credit losses in the first half of 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from government stimulus and relief programs; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 remains uncertain.

Quarterly highlights of the Company include:

•

Strong Net Earnings.  Net earnings for the quarter were $10.1 million, up from $1.1 million for the immediately prior quarter and $7.5 million for the same quarter of 2019. Net core earnings†, which exclude provisions for loan losses and income tax, net PPP income, and interest on PPP-related borrowings, were $11.1 million for the third quarter, compared to $10.5 million for the second quarter of 2020, and $9.3 million during the third quarter of 2019.

The Bank had a $300,000 provision reversal for loan losses during the quarter, compared to a $12.1 million provision expense in the second quarter of 2020 and $100,000 provision expense in the third quarter of 2019. The $300,000 provision reversal resulted primarily from lower loan balances in segments with higher general allocation factors as of September 30, 2020, compared to prior quarters.  Additionally, in the second quarter of 2020, qualitative factor adjustments were made in our Current Expected Credit Losses (“CECL”) model, primarily derived from changes in national GDP, Texas unemployment rates and national industry-related CRE trends, all of which are impacted by the effects of COVID-19 and resulted in the $12.1 million provision expense during second quarter. Qualitative factor adjustments made in the second quarter remained consistent in the third quarter because our CECL model assumes a six-to-nine month lag in estimated losses as a result of economic factors present during the second quarter and continued uncertainty surrounding the virus and timing of economic recovery.  As of September 30, 2020, the Bank’s allowance for credit losses to gross loans was 1.72%, or 1.93% excluding PPP loan balances.

•

Solid Net Interest Margin. The fully tax-equivalent net interest margin was 3.61% for the third quarter of 2020, compared to 3.78% in the preceding quarter and 3.71% in the third quarter of 2019. Net interest income decreased $903,000, or 3.9%, from $23.2 million in the second quarter of 2020 to $22.3 million in the third quarter of 2020.  Interest expense decreased $722,000, or 21.2%, from $3.4 million in the second quarter of 2020 to $2.7 million in third quarter of 2020.  The Bank continues to decrease cost of funds as higher rate CDs mature and to reduce interest rates on non-maturing deposits as market conditions allow.  In addition, 54.0% of the loan portfolio, or $1.0 billion, has interest rate floors and 49.9% of those loans are currently at their loan floor.  The weighted average interest rate of loans currently at their floor is 4.55%.

•

Steady Credit Quality and Reduced Deferrals. Non-performing assets as a percentage of total loans were 0.72% at September 30, 2020, compared to 0.76% at June 30, 2020 and 0.69% at September 30, 2019.   Net charge-offs (recoveries) to average loans (annualized) were 0.01% at September 30, 2020, compared to (0.02)% at June 30, 2020 and (0.13)% at September 30, 2019.

(Continued)

45.

During the first and second quarters of 2020, the Bank provided financial relief to many of its customers due to the COVID-19 outbreak through either 3-month principal and interest payment deferrals or through 6-month interest-only deferrals. Outstanding balances of loans on the initial 3-month principal and interest (“P&I”) deferral program declined from $247.8 million on 658 loans as of June 30, 2020 to $5.3 million on 20 loans as of September 30, 2020. Outstanding balances of loans on the initial 6-month interest-only (“I/O”) deferral program declined from $183.7 million on 336 loans as of June 30, 2020 to $141.9 million on 203 loans as of September 30, 2020. Of the initial 3-month P&I deferrals, 12.4%, or $30.6 million, were approved for a second 6-month I/O payment period.  As of October 31, 2020, outstanding balances and number of loans for the initial P&I deferral program and initial I/O deferral program were $3.0 million on 7 loans and $87.2 million on 72 loans, respectively, not including the $30.6 million in additional I/O deferrals.

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

(Continued)

46.

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

(Continued)

47.

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

(Continued)

48.

Discussion and Analysis of Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Results of Operations

The following discussion and analysis compares our results of operations for the nine months ended September 30, 2020 with the nine months ended September 30, 2019. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Net earnings were $17.5 million for the nine months ended September 30, 2020, as compared to $18.9 million for the nine months ended September 30, 2019. The following table presents key earnings data for the periods indicated:

	For the Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands, except per share data)
Net earnings	$17,487	$18,910
Net earnings per common share
-basic	1.57	1.62
-diluted	1.57	1.62
Net interest margin(1)	3.72%	3.65%
Net interest rate spread(2)	3.41%	3.22%
Return on average assets	0.92%	1.09%
Return on average equity	8.94%	10.06%
Average equity to average total assets	10.28%	10.87%
Dividend payout ratio	36.94%	32.10%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(Continued)

49.

With the credit outlook still uncertain as a result of COVID-19 and other economic factors, the following table illustrates net earnings and net core earnings results, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as performance ratios for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended September 30,
	2020	2019
Net earnings	$17,487	$18,910
Adjustments:
Provision for credit losses	13,200	1,250
Income tax provision	3,605	4,205
PPP loans, including fees	(3,616)	—
Net interest expense on PPP-related borrowings	34	—
Net core earnings†	$30,710	$24,365

Total average assets	$2,541,214	$2,311,491
Adjustments:
PPP loans average balance	(124,541)	—
Excess fed funds sold due to PPP-related borrowings	(30,657)	—
Total average assets, adjusted†	$2,386,016	$2,311,491
Total average equity	$261,205	$251,286

PERFORMANCE RATIOS
Net earnings to average assets (annualized)	0.92%	1.09%
Net earnings to average equity (annualized)	8.94	10.06
Net core earnings to average assets, as adjusted (annualized)†	1.72	1.41
Net core earnings to average equity (annualized)†	15.70	12.96

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	11,156,263	11,674,298
Earnings per common share, basic	$1.57	$1.62
Net core earnings per common share, basic†	2.75	2.09

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in the schedules accompanying this release.

(Continued)

50.

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

Net interest income, before the provision for credit losses, was $66.0 million compared to $58.4 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $7.7 million, or 13.1%. The increase in net interest income resulted from a $7.6 million, or 41.3%, decrease in interest expense and a $76,000, or 0.1%, increase in interest income. Although there was a $175.2 million, or 10.5%, increase in average loans outstanding for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, that increase was offset by a 41 basis point decrease in the average yield on total loans. The increase in average loans outstanding was primarily due to loans originated through the PPP and some organic growth. The $7.6 million decrease in interest expense for the nine months ended September 30, 2020 was primarily related to an average deposit rate decrease of 63 basis points, despite a $4.4 million, or 0.3%, increase in average interest-bearing deposits over the same period in 2019. The majority of the average deposit balance increase was due to the deposit of related PPP funds into demand accounts at the Bank, as well as apparent changes in depositor spending habits during the quarter resulting from economic and other uncertainties due to COVID-19. The increases were primarily in noninterest-bearing demand accounts, offset by declines in certificate of deposits accounts. For the nine months ended September 30, 2020, net interest margin and net interest spread were 3.72% and 3.41%, respectively, compared to 3.65% and 3.22% for the same period in 2019, which reflects the decreases in interest expense discussed above relative to the increases in interest income.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2020 and 2019, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

51.

	For the Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earnings assets:
Total loans(1)	$1,851,209	$69,337	5.00%	$1,676,047	$67,821	5.41%
Securities available for sale	326,472	5,711	2.34	230,816	4,372	2.53
Securities held to maturity	48,001	956	2.66	160,061	3,042	2.54
Nonmarketable equity securities	11,145	333	3.99	12,106	471	5.20
Interest-bearing deposits in other banks	136,684	452	0.44	56,755	1,007	2.37
Total interest-earning assets	2,373,511	76,789	4.32	2,135,785	76,713	4.80
Allowance for credit losses	(27,552)			(15,483)
Noninterest-earning assets	195,255			191,189
Total assets	$2,541,214			$2,311,491
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,467,838	$9,746	0.89%	$1,463,457	$16,681	1.52%
Advances from FHLB and fed funds purchased	79,166	346	0.58	62,268	1,126	2.42
Line of credit	5,394	119	2.95	—	—	—
Subordinated debentures	16,261	511	4.20	12,107	502	5.54
Securities sold under agreements to repurchase	17,179	37	0.29	10,710	28	0.35
Total interest-bearing liabilities	1,585,838	10,759	0.91	1,548,542	18,337	1.58
Noninterest-bearing liabilities:
Noninterest-bearing deposits	670,947			490,088
Accrued interest and other liabilities	23,224			21,575
Total noninterest-bearing liabilities	694,171			511,663
Shareholders’ equity	261,205			251,286
Total liabilities and shareholders’ equity	$2,541,214			$2,311,491
Net interest rate spread(2)			3.41%			3.22%
Net interest income		$66,030			$58,376
Net interest margin(3)			3.72%			3.65%
Net interest margin, fully taxable equivalent(4)			3.75%			3.66%

(1) Includes average outstanding balances of loans held for sale of $6.1 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively.
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

(Continued)

52.

To illustrate core net interest margin and remove the noise resulting from the PPP, the table below excludes PPP loans and their associated fees and costs, as well as the average balance of related FHLB borrowings and fed funds sold, for the nine months ended September 30, 2020:

	For the Nine Months Ended September 30, 2020
$ in thousands ('000s)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earnings assets	$2,373,511	$76,789	4.32%

Total loans	1,851,209	69,337	5.00
Adjustments:
PPP loans average balance and net fees(1)	(124,541)	(3,616)	3.88
Total loans, net of PPP effects	$1,726,668	$65,721	5.08%

Total interest-bearing deposits in other banks	136,684	452	0.44
Adjustments:
Excess fed funds sold due to PPP-related borrowings	(30,657)	(24)	0.10
Total interest-bearing deposits in other banks, net of PPP effects	$106,027	$428	0.54%

Total interest-earnings assets, net of PPP effects†	$2,218,313	$73,149	4.40%

Total advances from FHLB and fed funds purchased	79,166	346	0.58
Interest expense adjustment:
PPP-related FHLB borrowings	(30,657)	(58)	0.25
Total advances from FHLB and fed funds purchased, net of PPP effects	$48,509	$288	0.79%

Net interest income		$66,030
Net interest margin			3.72%
Net interest income, net of PPP effects†		62,448
Net interest margin, net of PPP effects†			3.76%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in the schedules accompanying this release.
(1) Interest earned consists of interest income of $935,000 and net origination fees recognized in earnings of $2.7 million for the nine months ended September 30, 2020.

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

	For the Nine Months Ended September 30, 2020 vs. 2019
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$7,107	$(5,591)	$1,516
Securities available for sale	1,815	(476)	1,339
Securities held to maturity	(2,135)	49	(2,086)
Nonmarketable equity securities	(37)	(101)	(138)
Interest-earning deposits in other banks	1,421	(1,976)	(555)
Total increase (decrease) in interest income	$8,171	$(8,095)	$76

Interest-bearing liabilities:
Interest-bearing deposits	$50	$(6,985)	$(6,935)
Advances from FHLB and fed funds purchased	307	(1,087)	(780)
Line of credit	—	119	119
Subordinated debentures	173	(164)	9
Securities sold under agreements to repurchase	17	(8)	9
Total increase (decrease) in interest expense	547	(8,125)	(7,578)
Increase in net interest income	$7,624	$30	$7,654

(Continued)

53.

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

The provision for credit losses for the nine months ended September 30, 2020 was $13.2 million compared to $1.3 million for the nine months ended September 30, 2019. The provision results largely from risk grade changes in the loan portfolio and from additional qualitative factor adjustments that were made in the first half of 2020 under the CECL model, primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which are impacted by the effects of COVID-19. Beginning in March 2020, the Bank has closely reviewed its loan portfolio and has spoken to borrowers about their financial hardships, if any, due to COVID-19. Management believes the provisions made as a result of loan downgrades and qualitative factor adjustments in the CECL model appropriately capture the current credit risks associated with COVID-19 and do not anticipate additional fourth quarter 2020 provisions at this time. However, the outbreak could worsen in the short term, leading to possible changes in customer and consumer behavior and stronger response measures by government officials, and the timing of economic recovery remains uncertain.

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

The following table presents components of noninterest income for the nine months ended September 30, 2020 and 2019 and the period-over-period variations in the categories of noninterest income:

	For The Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Noninterest income:
Service charges	$2,196	$2,693	$(497)
Merchant and debit card fees	4,119	3,124	995
Fiduciary and custodial income	1,499	1,305	194
Gain on sale of loans	4,811	2,070	2,741
Bank-owned life insurance income	633	560	73
Loss on sales of investment securities	—	(22)	22
Loan processing fee income	461	433	28
Other noninterest income	2,892	2,125	767
Total noninterest income	$16,611	$12,288	$4,323

Total noninterest income increased $4.3 million, or 35.2%, for the nine months ended September 30, 2020 compared to the same period in 2019. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts.  We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our non-interest income. Beginning in March 2020, as a result of COVID-19, we waived certain service charges in sensitivity to our customers through June 30, 2020. Service fee income was $2.2 million for the nine months ended September 30, 2020 compared to $2.7 million for the same period in 2019, a decrease of $497,000, or 18.5%, resulting largely from the virus related fee waivers.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $4.1 million for the nine months ended September 30, 2020, compared to $3.1 million for the same period in 2019, an increase of $995,000, or 31.9%. The increase was primarily due to a change in contract terms, an annual earnings credit received from our debit card vendor and growth in the number of

(Continued)

54.

DDAs and debit card usage volume during 2020.  The total number of DDAs increased by 3,668 accounts, from 45,759 as of September 30, 2019 to 49,427 as of September 30, 2020.

Fiduciary Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $1.5 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $194,000, or 14.9%. The revenue increase resulted primarily from 28 new accounts that opened during the first nine months of 2020, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Gain on Sales of Loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market.  We also began selling Small Business Administration (SBA) loans on the secondary market during the second half of 2019.  We sold 514 mortgage loans for $119.7 million during the nine months ended September 30, 2020 compared to 273 mortgage loans for $55.3 million for the nine months ended September 30, 2019.  Gain on sale of loans was $4.8 million for the nine months ended September 30, 2020, an increase of $2.7 million, or 132.4%, compared to $2.1 million for the same period in 2019. The gain consisted of $4.2 million in mortgage loans and $629,000 in SBA 7(a) loans sold during the nine month period, compared to $1.9 million of mortgage loans and $209,000 in SBA 7(a) loans sold during the same period of the prior year.

Bank-Owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $73,000, or 13.0%, for the nine months ended September 30, 2020, compared to the same period in 2019. The increase in income is primarily due to additional policies purchased on the lives of existing officers of the Company.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $767,000, or 36.1%, for the nine months ended September 30, 2020, compared to the same period in 2019 due primarily to increases in mortgage loan processing fees of $334,000 and warehouse lending fees of $231,000, and a $399,000 improvement in the fair value of our SBA servicing assets.

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

(Continued)

55.

For the nine months ended September 30, 2020, noninterest expense totaled $48.3 million, an increase of $2.1 million, or 4.4%, compared to $46.3 million for the nine months ended September 30, 2019. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Employee compensation and benefits	$26,982	$26,575	$407
Non-staff expenses:
Occupancy expenses	7,624	7,336	288
Amortization	1,009	1,040	(31)
Software and technology	2,977	2,439	538
FDIC insurance assessment fees	569	173	396
Legal and professional fees	1,682	1,999	(317)
Advertising and promotions	1,142	1,132	10
Telecommunication expense	620	508	112
ATM and debit card expense	1,406	891	515
Director and committee fees	595	685	(90)
Other noninterest expense	3,743	3,521	222
Total noninterest expense	$48,349	$46,299	$2,050

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $27.0 million for the nine months ended September 30, 2020, an increase of $407,000, or 1.5%, compared to $26.6 million for the same period in 2019. Employee compensation and benefits expense increased slightly due to standard annual salary increases, but was offset by a decline in bonus accrual expense of approximately $700,000, resulting from lower net income in the second quarter of 2020 due to the effects of the COVID-19 pandemic.  The increase was further offset during the second quarter of 2020 when compensation expense was reduced by approximately $862,000 due to deferred origination costs associated with PPP loans.

Software and Technology. Software and technology expenses increased $538,000, or 22.1%, from $2.4 million for the nine months ended September 30, 2019 to $3.0 million for the nine months ended September 30, 2020. The increase is attributable primarily to new software investments to improve online deposit account opening, further enhance treasury management capabilities and improve connectivity to support remote working and other technology capabilities.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees increased $396,000, or 228.9%, from $173,000 for the nine months ended September 30, 2019 to $569,000 for the nine months ended September 30, 2020. The increase was primarily the result of an FDIC assessment credit of $534,000 that was received and fully realized during 2019, thus reducing the prior year’s expense. Additionally, in the current year, there was an increase in the assessment rate used to calculate the fee, based on changes in our related financial ratios.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $1.7 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $317,000, or 15.9%. The decrease was primarily the result of professional recruiting fees paid during the nine months ended September 30, 2019 that were not paid during the same period of 2020.

Telecommunication Expense. Telecommunication expense increased from $508,000 for the nine months ended September 30, 2019, to $620,000 for the same period in 2020, an increase of $112,000, or 22.0%. The increase resulted primarily as a result of the beginning phase of a project designed to aggregate utility expenses for the purpose of cost control through bundled contracts and negotiated rates.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $1.4 million for the nine months ended September 30, 2020, an increase of $515,000, or 57.8%, compared to $891,000 for the same period in 2019 as a result of increased ATM and debit card usage by our customers.

(Continued)

56.

Director and Committee Fees. Director and committee fees were $595,000 and $685,000 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $90,000, or 13.1%, primarily due to reduced bonus accruals for incentive compensation recorded in 2020.

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

For the nine months ended September 30, 2020 and 2019, income tax expense totaled $3.6 million and $4.2 million, respectively. The decrease in income tax expense was primarily due to a decrease in net earnings before taxes of $2.0 million. Our effective tax rates for the nine months ended 2020 and 2019 were 17.09% and 18.19%, respectively.

Discussion and Analysis of Results of Operations for the Three Months Ended September 30, 2020 and 2019

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended September 30, 2020 with the three months ended September 30, 2019. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Net earnings were $10.1 million for the three months ended September 30, 2020, as compared to $7.5 million for the three months ended September 30, 2019. Basic earnings per share were $0.92 for the three months ended September 30, 2020 compared to $0.65 during the same period in 2019.

The following table presents key earnings data for the periods indicated:

	For the Three Months Ended September 30,
	2020	2019
	(Dollars in thousands, except per share data)
Net earnings	$10,134	$7,530
Net earnings per common share
-basic	0.92	0.65
-diluted	0.92	0.65
Net interest margin(1)	3.57%	3.71%
Net interest rate spread(2)	3.32%	3.28%
Return on average assets	1.53%	1.28%
Return on average equity	15.21%	11.73%
Average equity to average total assets	10.04%	10.94%
Dividend payout ratio	21.74%	27.69%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

With the credit outlook still uncertain as a result of COVID-19 and other economic factors, the following table illustrates net earnings and net core earnings results, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as performance ratios for the three months ended September 30, 2020 and 2019:

(Continued)

57.

	For the Three Months Ended September 30,
	2020	2019
Net earnings	$10,134	$7,530
Adjustments:
Provision for credit losses	(300)	100
Income tax provision	2,350	1,634
PPP loans, including fees	(1,076)	—
Net interest expense on PPP-related borrowings	3	—
Net core earnings†	$11,111	$9,264

Total average assets	$2,639,335	$2,328,603
Adjustments:
PPP loans average balance	(209,506)	—
Excess fed funds sold due to PPP-related borrowings	(8,152)	—
Total average assets, adjusted†	$2,421,677	$2,328,603
Total average equity	$265,027	$254,788

PERFORMANCE RATIOS
Net earnings to average assets (annualized)	1.53%	1.28%
Net earnings to average equity (annualized)	15.21	11.73
Net core earnings to average assets, as adjusted (annualized)†	1.83	1.58
Net core earnings to average equity (annualized)†	16.68	14.43

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	11,012,060	11,550,335
Earnings per common share, basic	$0.92	$0.65
Net core earnings per common share, basic†	1.01	0.80

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in the schedules accompanying this release.

Net Interest Income

Net interest income, before the provision for credit losses, in the third quarter of 2020 and 2019 was $22.3 million and $20.1 million, respectively, an increase of $2.2 million, or 10.9%, resulting primarily from a decrease in deposit-related interest expense of $3.0 million, or 56.9%, compared to the same quarter of the prior year, and the recognition of $549,000 of net PPP loan origination fees. These increases were partially offset by our PPP loans, which earned only 1.00% interest. Loan yield decreased from 5.37% for the third quarter of 2019 to 4.59% for the third quarter of 2020, a change of 78 basis points, while the cost of interest-bearing deposits decreased from 1.43% to 0.63% during the same period, a change of 80 basis points. The decrease in loan yield was primarily due to the dilutive effect of the 1.00% interest rate on PPP loans originated during 2020, partially offset by the yield added from net PPP loan origination fees. The decrease in loan yield is also attributable to reductions in interest rates by the Federal Reserve in the first quarter of 2020. For the three months ended September 30, 2020, net interest margin and net interest spread were 3.57% and 3.32%, respectively, compared to 3.71% and 3.28% for the same period in 2019, which reflects the decreases in interest income discussed above relative to the decreases in interest expense.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2020 and 2019, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

58.

	For the Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earnings assets:
Total loans(1)	$1,964,894	$22,681	4.59%	$1,698,742	$22,996	5.37%
Securities available for sale	378,735	2,125	2.23	225,714	1,371	2.41
Securities held to maturity	—	—	—	158,000	1,001	2.51
Nonmarketable equity securities	12,332	111	3.58	12,011	162	5.35
Interest-bearing deposits in other banks	125,492	39	0.12	56,174	323	2.28
Total interest-earning assets	2,481,453	24,956	4.00	2,150,641	25,853	4.77
Allowance for loan losses	(34,083)			(16,082)
Noninterest-earnings assets	191,965			194,044
Total assets	$2,639,335			$2,328,603
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,448,117	$2,285	0.63%	$1,467,502	$5,304	1.43%
Advances from FHLB and fed funds purchased	79,580	141	0.70	50,016	298	2.36
Line of credit	4,989	44	3.51	—	—	—
Subordinated debentures	20,310	192	3.76	11,527	161	5.54
Securities sold under agreements to repurchase	20,568	15	0.29	10,549	7	0.26
Total interest-bearing liabilities	1,573,564	2,677	0.68	1,539,594	5,770	1.49
Noninterest-bearing liabilities:
Noninterest-bearing deposits	775,341			511,343
Accrued interest and other liabilities	25,403			22,878
Total noninterest-bearing liabilities	800,744			534,221
Shareholders’ equity	265,027			254,788
Total liabilities and shareholders’ equity	$2,639,335			$2,328,603
Net interest rate spread(2)			3.32%			3.28%
Net interest income		$22,279			$20,083
Net interest margin(3)			3.57%			3.71%
Net interest margin, fully taxable equivalent(4)			3.61%			3.71%

(1) Includes average outstanding balances of loans held for sale of $9.3 million and $3.0 million for the three months ended September 30, 2020 and 2019, respectively.
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

(Continued)

59.

To illustrate core net interest margin and remove the noise resulting from the PPP, the table below excludes PPP loans and their associated fees and costs, as well as the average balance of related FHLB borrowings and fed funds sold, for the three months ended September 30, 2020:

	For the Three Months Ended September 30, 2020
$ in thousands ('000s)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earnings assets	$2,481,453	$24,956	4.00%

Total loans	1,964,894	22,681	4.59
Adjustments:
PPP loans average balance and net fees(1)	(209,506)	(1,076)	2.04
Total loans, net of PPP effects	$1,755,388	$21,605	4.90%

Total interest-bearing deposits in other banks	125,492	39	0.12
Adjustments:
Excess fed funds sold due to PPP-related borrowings	(8,152)	(2)	0.10
Total interest-bearing deposits in other banks, net of PPP effects	$117,340	$37	0.13%

Total interest-earnings assets, net of PPP effects†	$2,263,795	$23,878	4.20%

Total advances from FHLB and fed funds purchased	79,580	141	0.70
Interest expense adjustment:
PPP-related FHLB borrowings	(8,152)	(5)	0.24
Total advances from FHLB and fed funds purchased, net of PPP effects	$71,428	$136	0.76%

Net interest income		$22,279
Net interest margin			3.57%
Net interest income, net of PPP effects†		21,206
Net interest margin, net of PPP effects†			3.73%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in the schedules accompanying this release.
(1) Interest earned consists of interest income of $527,000 and net origination fees recognized in earnings of $549,000 for the three months ended September 30, 2020.

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

	For the Three Months Ended September 30, 2020 vs. 2019
	Increase (Decrease)
	Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$3,573	$(3,888)	$(315)
Securities available for sale	922	(168)	754
Securities held to maturity	(991)	(10)	(1,001)
Nonmarketable equity securities	4	(55)	(51)
Interest-earning deposits in other banks	395	(679)	(284)
Total increase (decrease) in interest income	$3,903	$(4,800)	$(897)

Interest-bearing liabilities:
Interest-bearing deposits	$(69)	$(2,950)	$(3,019)
Advances from FHLB and fed funds purchased	174	(331)	(157)
Line of credit	—	44	44
Subordinated debentures	122	(91)	31
Securities sold under agreements to repurchase	7	1	8
Total increase (decrease) in interest expense	234	(3,327)	(3,093)
Increase (decrease) in net interest income	$3,669	$(1,473)	$2,196

(Continued)

60.

Provision for Credit Losses

There was a reverse provision for credit losses of $300,000 for the three months ended September 30, 2020, compared to a provision expense of $100,000 for the three months ended September 30, 2019. During the first half of 2020, there were additional qualitative factor adjustments in the CECL model, primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19. These qualitative factor adjustments remained consistent during the third quarter because our CECL model assumes a six-to-nine month lag in estimated losses from the economic factors present in the second quarter, and there is continued uncertainty surrounding the virus and timing of economic recovery. Because qualitative factors remained consistent during the quarter, the decrease in estimated reserves was based primarily on principal balance decreases in our special mention risk rating segment as well as principal balance declines in some of our call code segments (1-4 family residential construction, multi-family residential and owner occupied CRE). Loans risk rated as special mention decreased from $34.4 million as of June 30, 2020 to $23.9 million as of September 30, 2020. Within the special mention risk rating segment, approximately $24.3 million in loans were upgraded from special mention to a pass risk rating during the third quarter when additional evaluation determined that these borrowers were not impacted by COVID-19 to the extent management initially assumed when the special mention risk rating was assigned. Conversely, approximately $16.4 million in loans were added to the special mention risk rating during the third quarter as analysis determined closer monitoring of the borrower’s financial situation was necessary. Other changes in the special mention risk rating were due to loan payments or payoffs. Net recoveries were $62,000 for the three months ended September 30, 2020 compared to net charge-offs of $551,000 for the same period in 2019.

Noninterest Income

The following table presents components of noninterest income for the three months ended September 30, 2020 and 2019 and the period-over-period variations in the categories of noninterest income:

	For The Three Months Ended September 30,		Increase (Decrease)
	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Noninterest income:
Service charges	$717	$978	$(261)
Merchant and debit card fees	1,654	1,096	558
Fiduciary and custodial income	511	446	65
Gain on sale of loans	2,114	910	1,204
Bank-owned life insurance income	208	247	(39)
Loan processing fee income	181	157	24
Other noninterest income	1,278	782	496
Total noninterest income	$6,663	$4,616	$2,047

Total noninterest income increased $2.0 million, or 44.3%, for the three months ended September 30, 2020 compared to the same period in 2019. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees constitute a significant and generally predictable component of our non-interest income. Service fee income was $717,000 for the three months ended September 30, 2020 compared to $978,000 for the same period in 2019, a decrease of $261,000, or 26.7%. The decrease was primarily due to continued service charge waivers during the quarter due to COVID-19, and declines in overdraft fees from the prior year quarter.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $1.7 million for the three months ended September 30, 2020 compared to $1.1 million for the same period in 2019, an increase of $558,000, or 50.9%. The increase was primarily due to a change in contract terms, receipt of an annual statement credit from our debit card vendor, as well as growth in the number of DDAs and debit card usage volume during 2020.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market. We also began selling Small Business Administration (SBA) loans on the secondary market during the second half of 2019. We sold 227 mortgage loans for $52.6 million for the three months ended September 30, 2020 compared to 107 mortgage loans for $22.1 million for the three months ended September 30, 2019. Gain on sale of loans was $2.1 million for the three months ended September 30, 2020, an increase of $1.2 million, or 132.3%, compared to $910,000 for the

(Continued)

61.

same period in 2019. The gain consisted of $1.9 million in mortgage loans and $210,000 in SBA 7(a) loans sold during the quarter ended September 30, 2020.

Bank-Owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance decreased by $39,000, or 15.8%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to additional income recorded during the three months ended September 30, 2019 on a $7.0 million investment originally purchased in June of that same year.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $181,000 for the three months ended September 30, 2020 compared to $157,000 for the same period in 2019, an increase of $24,000, or 15.3%. The increase in loan processing fee income is primarily attributable to a decrease in volume of newly originated or renewed loans compared to the prior period.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $496,000, or 63.4%, for the three months ended September 30, 2020, compared to the same period in 2019 due primarily to a $268,000 increase in mortgage and warehouse fee income and a $149,000 improvement in the fair value of our SBA servicing assets.

Noninterest Expense

For the three months ended September 30, 2020, noninterest expense totaled $16.8 million, an increase of $1.3 million, or 8.6%, compared to $15.4 million for the three months ended September 30, 2019. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Three Months Ended September 30,		Increase (Decrease)
	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Employee compensation and benefits	$9,439	$8,896	$543
Non-staff expenses:
Occupancy expenses	2,597	2,448	149
Amortization	338	342	(4)
Software and technology	1,093	885	208
FDIC insurance assessment fees	252	—	252
Legal and professional fees	574	686	(112)
Advertising and promotions	301	339	(38)
Telecommunication expense	231	165	66
ATM and debit card expense	509	310	199
Director and committee fees	211	220	(9)
Other noninterest expense	1,213	1,144	69
Total noninterest expense	$16,758	$15,435	$1,323

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $9.4 million for the three months ended September 30, 2020, an increase of $543,000, or 6.1%, compared to $8.9 million for the same period in 2019. The increase resulted from an increase in salary expense due to annual salary adjustments as well as additional bonus accrual expense during the quarter due to improved net income.

Software and Technology Fees. Software and technology fees consist of fees paid to third parties for support of software and technology products. Software support fee expense was $1.1 million for the three months ended September 30, 2020, compared to $885,000 for the same period in 2019, an increase of $208,000, or 23.5%. The increase is attributable primarily to new software investments to improve online deposit account opening, further enhance treasury management capabilities and improve connectivity to support remote working and other technology capabilities.

(Continued)

62.

FDIC Insurance Assessment Fees. There were $252,000 of FDIC insurance assessment fees booked in the third quarter of 2020, compared to none booked during the three months ended September 30, 2019. An FDIC assessment credit of $534,000 was received and fully realized during 2019, thus the reason for no expense being recorded during third quarter of 2019. FDIC insurance assessment fees resumed as normal during 2020.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $574,000 for the three months ended September 30, 2020, a decrease of $112,000, or 16.3%, compared to $686,000 for the same period in 2019. The decrease was primarily the result of professional recruiting fees paid during the three months ended September 30, 2019 that were not paid during the same period of 2020.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $509,000 for the three months ended September 30, 2020, an increase of $199,000, or 64.2%, compared to $310,000 for the same period in 2019 as a result of increased ATM and debit card usage by our customers.

Income Tax Expense

For the three months ended September 30, 2020 and 2019, income tax expense totaled $2.4 million and $1.6 million, respectively. Our effective tax rates for the three months ended September 30, 2020 and 2019 were 18.82% and 17.83%, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended September 30, 2020 and 2019, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank-owned life insurance.

(Continued)

63.

Discussion and Analysis of Financial Condition as of September 30, 2020

Assets

Our total assets increased $344.2 million, or 14.8%, from $2.32 billion as of December 31, 2019 to $2.66 billion as of September 30, 2020. Our asset growth was primarily due to increases in total gross loans of $252.2 million and cash and cash equivalents of $102.7 million. The increase in loans resulted largely from our participation in the PPP loan program, and the increase in cash and cash equivalents resulted largely from the increase in deposit balances, also related to the PPP loan program.

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

Our loan portfolio is the largest category of our earning assets. As of September 30, 2020, total loans held for investment were $1.96 billion, an increase of $252.2 million, or 14.8%, from the December 31, 2019 balance of $1.71 billion. In addition to these amounts, $9.1 million and $2.4 million in loans were classified as held for sale as of September 30, 2020 and December 31, 2019, respectively.

The increase in gross loans during the period included outstanding PPP loan balances of $209.6 million, to 1,944 borrowers, as of September 30, 2020. Excluding the outstanding balance of PPP loans, gross loans increased 2.5%, or $42.6 million, from December 31, 2019, which was primarily due to period-end increases in our mortgage warehouse loan balances.

Total loans, excluding those held for sale, as a percentage of deposits, were 88.1% and 87.2% as of September 30, 2020 and December 31, 2019, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 73.6% as of both September 30, 2020 and December 31, 2019.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2019 to September 30, 2020:

	As of September 30, 2020	As of December 31, 2019	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Commercial and industrial	$531,152	$279,583	$251,569	89.98%
Real estate:
Construction and development	269,101	280,498	(11,397)	(4.06%)
Commercial real estate	602,664	567,360	35,304	6.22%
Farmland	80,197	57,476	22,721	39.53%
1-4 family residential	385,783	412,166	(26,383)	(6.40%)
Multi-family residential	19,499	37,379	(17,880)	(47.83%)
Consumer and overdrafts	53,234	53,574	(340)	(0.63%)
Agricultural	17,004	18,359	(1,355)	(7.38%)
Total loans held for investment	$1,958,634	$1,706,395	$252,239	14.78%

Total loans held for sale	$9,148	$2,368	$6,780	286.32%

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

(Continued)

64.

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

We had $14.1 million in nonperforming assets as of September 30, 2020, compared to $12.3 million as of December 31, 2019. We had $13.8 million in nonperforming loans as of September 30, 2020, compared to $11.3 million as of December 31, 2019. The increase in nonperforming loans and assets resulted primarily from one SBA 7(a), partially guaranteed (75%) loan and one commercial loan, both of which were acquired in our June 2018 acquisition of Westbound Bank. To facilitate the workout of the SBA loan, we repurchased the guaranteed portion of the loan from a third party, resulting in an increased book balance of $3.1 million and a total book balance, which remains 75% SBA guaranteed, of $3.9 million. The increased book balance from the SBA loan of $3.1 million, combined with the commercial loan book balance of $1.2 million, comprises $4.3 million of the increase from December 31, 2019, which was partially offset by decreases in smaller dollar loans. Three SBA partially guaranteed (75%) loans relating to loans acquired from Westbound Bank, including the $3.1 million repurchased portion, are included in nonaccrual loans at September 30, 2020 and had combined book balances of $8.7 million. These loans were internally identified as problem assets prior to COVID-19 and are properly reserved using our CECL methodology. Management expects these two of the three loans, with principal balance of $4.75 million, to be resolved in the fourth quarter of 2020 and the third loan to be resolved in early 2021. Excluding these partially guaranteed SBA loans, non-performing assets as a percentage of total loans at September 30, 2020 would be 0.30%.

The following table presents information regarding nonperforming assets and loans as of:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$13,780	$11,262
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	13,780	11,262
Other real estate owned:
Commercial real estate, construction and development, and farmland	—	105
Residential real estate	310	498
Total other real estate owned	310	603
Repossessed assets owned	3	392
Total other assets owned	313	995
Total nonperforming assets	$14,093	$12,257
TDR loans - nonaccrual	$92	$101
TDR loans - accruing	$7,891	$7,240
Ratio of nonperforming loans to total loans(1)(2)	0.70%	0.66%
Ratio of nonperforming assets to total assets	0.53%	0.53%

(1) Excludes loans held for sale of $9.1 million and $2.4 million as of September 30, 2020 and December 31, 2019, respectively.
(2) Restructured loans on nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.

(Continued)

65.

The following table presents nonaccrual loans by category as of:

	September 30, 2020	December 31, 2019
Commercial and industrial	$15	$46
Real estate:
Construction and development	350	—
Commercial real estate	10,849	6,860
Farmland	120	182
1-4 family residential	2,189	3,853
Multi-family residential	—	—
Consumer and overdrafts	218	279
Agricultural	39	42
Total	$13,780	$11,262

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

Loans that were modified for reasons related to the COVID-19 pandemic that avoided TDR status are not currently required to pay, or are paying with interest only, but they are nevertheless considered performing so long as they are compliant with the terms of their modifications. They will be evaluated for classification, but the existence of a loan modification in accordance with the CARES Act does not necessarily result in an adverse classification.

Social distancing, stay-at-home orders and other measures as a result of COVID-19 have particularly affected the restaurant, hospitality, retail commercial real estate (CRE) and energy sectors. Excluding SBA partially guaranteed (75%) loans, the Bank has direct exposure, through total loan commitments and weighted average loan-to-values (LTV), as of September 30, 2020, of $34.6 million and 61.1% weighted average LTV to restaurants, of $57.6 million and 51.7% weighted average LTV to retail CRE and $69.9 million and 56.9% weighted average LTV to hotel/hospitality borrowers. Many of the loans in these sectors were downgraded to pass-acceptable/watch or special mention risk ratings during the second quarter of 2020. Management will continue to closely monitor these borrowing relationships and work with borrowers to achieve positive outcomes, when necessary.

(Continued)

66.

The following table summarizes the internal ratings of our performing loans and our nonaccrual loans by category as of:

	September 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
	(Dollars in thousands)
Commercial and industrial	$525,874	$4,997	$266	$—	$—	$15	$531,152
Real estate:
Construction and development	263,123	1,427	4,201	—	—	350	269,101
Commercial real estate	561,740	17,293	12,782	—	—	10,849	602,664
Farmland	79,905	37	135	—	—	120	80,197
1-4 family residential	383,594	—	—	—	—	2,189	385,783
Multi-family residential	19,499	—	—	—	—	—	19,499
Consumer and overdrafts	52,969	47	—	—	—	218	53,234
Agricultural	16,830	51	84	—	—	39	17,004
Total	$1,903,534	$23,852	$17,468	$—	$—	$13,780	$1,958,634

The following table summarizes the internal ratings of our loans by category as of:

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial and industrial	$279,217	$153	$213	$—	$—	$279,583
Real estate:
Construction and development	278,679	600	1,219	—	—	280,498
Commercial real estate	548,662	1,071	17,627	—	—	567,360
Farmland	57,152	91	233	—	—	57,476
1-4 family residential	409,896	1,425	845	—	—	412,166
Multi-family residential	37,379	—	—	—	—	37,379
Consumer and overdrafts	53,327	192	55	—	—	53,574
Agricultural	18,101	126	132	—	—	18,359
Total	$1,682,413	$3,658	$20,324	$—	$—	$1,706,395

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. Upon adoption of ASC 326 on January 1, 2020, and as of September 30, 2020, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the nine months ended September 30, 2020.

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

(Continued)

67.

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

As of September 30, 2020, the allowance for credit losses totaled $33.8 million, or 1.72%, of total loans, excluding those held for sale, and totaled 1.93%, excluding PPP loans and loans held for sale.  As of December 31, 2019, the allowance for loan losses totaled $16.2 million, or 0.95%, of total loans, excluding those held for sale. The increase in the ACL of $17.6 million, or 108.4%, is due to additional qualitative factors considered under our CECL model, and primarily derived from changes in national GDP, Texas unemployment rates and national industry-related CRE trends, and from changes in loan risk ratings, all of which are impacted by the effects of COVID-19.  Additionally, the ACL increased $4.5 million upon adoption of ASC 326 on January 1, 2020. The $13.2 million provision for credit losses during 2020 was incurred specifically as a result of COVID-19 developments and changes in qualitative risk factor assumptions through September 30, 2020.

(Continued)

68.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2020	2019	2019
	(Dollars in thousands)
Average loans outstanding(1)	$1,851,209	$1,676,047	$1,689,108
Gross loans outstanding at end of period(2)	1,958,634	1,736,439	1,706,395
Allowance for credit losses at beginning of the period	16,202	14,651	14,651
Impact of adopting ASC 326	4,548	—	—
Provision for credit losses	13,200	1,250	1,250
Charge offs:
Commercial and industrial	43	49	86
Real estate:
1-4 family residential	59	14	14
Consumer	136	32	72
Agriculture	18	—	89
Overdrafts	128	137	192
Total charge-offs	384	232	453
Recoveries:
Commercial and industrial	93	507	508
Real estate:
Commercial real estate	1	1	1
1-4 family residential	2	3	3
Consumer	30	95	111
Agriculture	20	89	89
Overdrafts	45	30	42
Total recoveries	191	725	754
Net charge-offs (recoveries)	193	(493)	(301)
Allowance for credit losses at end of period	$33,757	$16,394	$16,202
Ratio of allowance to end of period loans(2)	1.72%	0.94%	0.95%
Ratio of net charge-offs (recoveries) to average loans(1)	0.01%	(0.03%)	(0.02%)

(1) Includes average outstanding balances of loans held for sale of $6.1 million, $2.3 million and $2.7 million for the nine months ended September 30, 2020 and 2019, and for the year ended December 31, 2019, respectively.

(2) Excludes loans held for sale of $9.1 million, $3.8 million and $2.4 million for the nine months ended September 30, 2020 and 2019, and for the year ended December 31, 2019, respectively.

The ratio of allowance for credit losses to non-performing loans increased from 143.9% at December 31, 2019 to 245.0% at September 30, 2020. Non-performing loans increased to $13.8 million at September 30, 2020, compared to $11.3 million at December 31, 2019. The total balance of non-performing loans includes three SBA partially guaranteed (75%) loans with combined book balances of $8.7 million as of September 30, 2020 that were acquired from Westbound Bank in June 2018.

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

69.

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

	As of September 30, 2020		As of December 31, 2019
	Amount	Percent to Total Loans	Amount	Percent to Total Loans
	(Dollars in thousands)
Commercial and industrial	$4,018	11.90%	$2,056	12.69%
Real estate:
Construction and development	4,929	14.60%	2,378	14.68%
Commercial real estate	15,695	46.49%	6,853	42.30%
Farmland	1,290	3.82%	570	3.52%
1-4 family residential	6,185	18.32%	3,125	19.29%
Multi-family residential	325	0.96%	409	2.52%
Total real estate	28,424	84.19%	13,335	82.31%
Consumer and overdrafts	984	2.92%	614	3.79%
Agricultural	331	0.99%	197	1.21%
Total allowance for credit losses	$33,757	100.00%	$16,202	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2020, the carrying amount of our investment securities totaled $368.9 million, an increase of $700,000, or 0.2%, compared to $368.2 million as of December 31, 2019. Investment securities represented 13.9% and 15.9% of total assets as of September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020, securities available for sale totaled $368.9 million, which includes the transfer of securities from our held to maturity portfolio, as well as purchases of municipal securities during the first quarter of 2020 at a cost of $19.6 million and purchases of mortgage backed securities during the third quarter of 2020 at a cost of $12.9 million. As of December 31, 2019, securities available for sale and securities held to maturity totaled $212.7 million and $155.5 million, respectively. Held to maturity securities represented 42.2% of our investment portfolio as of December 31, 2019. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of September 30, 2020, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors; therefore the Company carried no ACL with respect to our securities portfolio at September 30, 2020.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$18,619	$1,260	$—	$19,879
Municipal securities	164,382	10,926	—	175,308
Mortgage-backed securities	95,415	3,099	143	98,371
Collateralized mortgage obligations	72,714	2,618	3	75,329
Total	$351,130	$17,903	$146	$368,887

(Continued)

70.

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$19,667	$592	$—	$20,259
Municipal securities	155,196	5,286	11	160,471
Mortgage-backed securities	98,332	748	348	98,732
Collateralized mortgage obligations	92,475	1,256	17	93,714
Total	$365,670	$7,882	$376	$373,176

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of September 30, 2020 and December 31, 2019, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

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

	As of September 30, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—	$18,837	2.96%	$1,042	5.30%	$—	—	$19,879	3.08%
Municipal securities	3,509	2.98%	36,589	3.14%	51,409	3.41%	83,801	3.22%	175,308	3.25%
Mortgage-backed securities	—	—	76,838	2.21%	21,533	2.42%	—	—	98,371	2.26%
Collateralized mortgage obligations	1,704	2.34%	73,625	2.59%	—	—	—	—	75,329	2.59%
Total	$5,213	2.77%	$205,889	2.58%	$73,984	3.15%	$83,801	3.22%	$368,887	2.84%

	As of December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$1,018	2.79%	$12,496	2.87%	$6,745	3.47%	$—	—	$20,259	3.07%
Municipal securities	2,189	3.10%	31,497	3.02%	39,951	3.40%	82,127	3.07%	155,764	3.14%
Mortgage-backed securities	—	—	55,974	2.45%	42,573	2.67%	—	—	98,547	2.54%
Collateralized mortgage obligations	1,652	3.44%	91,952	2.70%	—	—	—	—	93,604	2.72%
Total	$4,859	3.15%	$191,919	2.69%	$89,269	3.05%	$82,127	3.07%	$368,174	2.87%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.99 years with an estimated effective duration of 2.98 years as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

(Continued)

71.

The average yield of our securities portfolio was 2.84% as of September 30, 2020, down from 2.87% as of December 31, 2019. The decline in average yield resulted primarily from decreases in yields on mortgage backed securities and collateralized mortgage obligations of 2.54% and 2.72% at December 31, 2019, respectively, to 2.26% and 2.59% at September 30, 2020, respectively. As of September 30, 2020, mortgage backed securities and collateralized mortgage obligations comprised 26.7% and 20.4% of the portfolio, respectively. As of December 31, 2019, municipal securities and collateralized mortgage obligations comprised 42.3% and 25.4% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2020 were $2.22 billion, an increase of $266.3 million, or 13.6%, compared to $1.96 billion as of December 31, 2019. The majority of the deposit balance increase was due to the deposit of related PPP funds into demand accounts at the Bank, as well as apparent changes in depositor spending habits during the year resulting from economic and other uncertainties due to COVID-19.

The following table presents the average balances on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019	Increase (Decrease) ($)	Increase (Decrease) (%)
	(Dollars in thousands)
NOW and interest-bearing demand accounts	$288,039	$264,483	$23,556	8.91%
Savings accounts	83,586	71,940	11,646	16.19%
Money market accounts	629,195	609,741	19,454	3.19%
Certificates and other time deposits	467,018	514,051	(47,033)	(9.15%)
Total interest-bearing deposits	1,467,838	1,460,215	7,623	0.52%
Noninterest-bearing demand accounts	670,947	500,895	170,052	33.95%
Total deposits	$2,138,785	$1,961,110	$177,675	9.06%

The aggregate amount of certificates and other time deposits in denominations of $100,000 or more as of September 30, 2020 and December 31, 2019 was $272.4 million and $387.5 million, respectively.

The scheduled maturities of certificates and other time deposits greater than $100,000 were as follows:

	As of September 30, 2020
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Under 3 months	$74,368	1.30%
3 to 6 months	75,902	1.42%
6 to 12 months	66,175	0.85%
12 to 24 months	41,099	1.25%
24 to 36 months	10,245	2.14%
36 to 48 months	3,927	2.44%
Over 48 months	725	1.27%
Total	$272,441	1.26%

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

(Continued)

72.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2020 and December 31, 2019, total borrowing capacity of $481.7 million and $560.6 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within 4 years. As of September 30, 2020, approximately $1.37 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings by maturity and weighted average rate as of September 30, 2020:

	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Less than 90 days	$65,000	0.14%
90 days to less than one year	26,605	0.30%
One to three years	1,500	1.99%
After three to five years	6,000	1.76%
After five years	—	—
Total	$99,105	0.31%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2020 and December 31, 2019, $162.2 million and $178.7 million, respectively, were available under this arrangement. As of September 30, 2020 and December 31, 2019, approximately $224.3 million and $227.6 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of September 30, 2020 and December 31, 2019, no borrowings were outstanding under this arrangement.

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

(Continued)

73.

In December 2015, the Company issued $5.0 million in debentures, of which $2.5 million were issued to directors and other related parties. As of December 31, 2019, $4.5 million of the debentures had been repaid. The final $500,000 debenture was repaid during the second quarter of 2020.

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

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and in March 2020, we renewed that line of credit. The line of credit bears interest at the prime rate of 3.25% and a floor of 3.50%, with quarterly interest payments, and matures in March 2021. As of September 30, 2020, there was a $7.0 million outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events, such as COVID-19. For the nine months ended September 30, 2020 and the year ended December 31, 2019, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2020 and December 31, 2019, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $60.0 million in federal funds. There were no funds under these lines of credit outstanding as of September 30, 2020 and December 31, 2019. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

During the second quarter, we obtained a six-month advance of $100.0 million from the FHLB at a fixed interest rate of 0.25%, a maturity date of October 13, 2020 and with no prepayment penalty in order to provide additional liquidity for the SBA Paycheck Protection Program. The PPP loans generally self-funded with the proceeds of the loans deposited into noninterest bearing demand accounts at our Bank. As result, the $100.0 million advance was not necessary for liquidity and $50.0 million of the FHLB advance was repaid in June 2020, with the remaining $50.0 million repaid in early July 2020.

(Continued)

74.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $2.54 billion for the nine months ended September 30, 2020 and $2.32 billion for the year ended December 31, 2019.

	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
Sources of Funds:
Deposits:
Noninterest-bearing	26.40%	21.60%
Interest-bearing	57.76%	62.97%
Advances from FHLB	3.12%	2.50%
Line of credit	0.21%	—
Subordinated debentures	0.64%	0.51%
Securities sold under agreements to repurchase	0.68%	0.47%
Accrued interest and other liabilities	0.91%	1.02%
Shareholders’ equity	10.28%	10.93%
Total	100.00%	100.00%

Uses of Funds:
Loans	71.76%	72.16%
Securities available for sale	12.85%	9.89%
Securities held to maturity	1.89%	6.86%
Nonmarketable equity securities	0.44%	0.49%
Federal funds sold	4.56%	1.89%
Interest-bearing deposits in other banks	5.38%	2.32%
Other noninterest-earning assets	3.12%	6.39%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	31.37%	25.54%
Average loans to average deposits	86.55%	86.13%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $175.2 million, or 10.5%, for the nine months ended September 30, 2020 compared to the same period in 2019. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of September 30, 2020, we had $316.0 million in outstanding commitments to extend credit and $8.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2019, we had $440.7 million in outstanding commitments to extend credit and $9.1 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2020 and December 31, 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2020, we had cash and cash equivalents of $193.4 million, compared to $90.7 million as of December 31, 2019. The increase was primarily due to an increase in federal funds sold of $56.1 million and an increase in interest-bearing deposits held at other banks of $50.8 million.

Capital Resources

Total shareholders’ equity increased to $266.9 million as of September 30, 2020, compared to $261.6 million as of December 31, 2019, an increase of $5.3 million, or 2.0%. The increase from December 31, 2019 was primarily the result of net earnings and an increase in other comprehensive income, partially offset by the purchase of treasury stock during the current year.

(Continued)

75.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of September 30, 2020 and December 31, 2019, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and learn more about the economic impacts of COVID-19, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	September 30, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk weighted assets)	$259,109	12.06%	$253,793	13.29%
Tier 1 capital (to risk weighted assets)	232,170	10.81%	237,591	12.44%
Tier 1 capital (to average assets)	232,170	8.98%	237,591	10.29%
Common equity tier 1 risk-based capital	221,860	10.33%	227,281	11.90%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$276,510	12.87%	$249,643	13.07%
Tier 1 capital (to risk weighted assets)	249,573	11.62%	233,441	12.22%
Tier 1 capital (to average assets)	249,573	9.65%	233,441	10.11%
Common equity tier 1 risk-based capital	249,573	11.62%	233,441	12.22%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of September 30, 2020 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of September 30, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Time deposits	$305,178	$72,269	$8,972	$—	$386,419
Advances from FHLB	91,605	1,500	6,000	—	99,105
Subordinated debentures	500	3,500	6,000	10,310	20,310
Operating leases	229	232	1,066	12,585	14,112
Total	$397,512	$77,501	$22,038	$22,895	$519,946

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

(Continued)

76.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of September 30, 2020 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of September 30, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$3,206	$1,762	$375	$3,065	$8,408
Commitments to extend credit	176,934	55,569	33,518	50,005	316,026
Total	$180,140	$57,331	$33,893	$53,070	$324,434

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of January 1, 2020, the adoption date of ASC 326, and as of September 30, 2020, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of September 30, 2020.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements upon adoption of ASC 326 or as of September 30, 2020.

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

77.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	September 30, 2020		December 31, 2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	2.57%	2.00%	0.25%	(0.85)%
+200	1.37%	2.43%	0.30%	1.17%
+100	0.68%	2.07%	0.14%	0.93%
Base	—	—	—	—
-100	(1.29)%	3.12%	(1.78)%	(7.11)%

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

78.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30,		As of December 31,
	2020	2019	2019
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$266,853	$255,905	$261,551
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(3,213)	(4,066)	(3,853)
Total tangible common equity	$231,480	$219,679	$225,538
Common shares outstanding(1)	10,988,239	11,534,393	11,547,443
Book value per common share	$24.29	$22.19	$22.65
Tangible book value per common share	$21.07	$19.05	$19.53

(1) Excludes the dilutive effect, if any, of 0, 58,844 and 66,202 shares of common stock issuable upon exercise of outstanding stock options as of September 30, 2020 and 2019, and December 31, 2019, respectively.

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

(Continued)

79.

The following table reconciles, as of the dates set forth below, total tangible common equity and total assets to tangible assets:

	As of September 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Total tangible common equity	$231,480	$225,538
Tangible Assets
Total assets	2,662,684	2,318,444
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible, net	(3,213)	(3,853)
Total tangible assets	$2,627,311	$2,282,431

Total Shareholders' Equity to Total Assets	10.02%	11.28%
Tangible Common Equity to Tangible Assets	8.81%	9.88%

The following tables reconcile, as of and for the dates set forth below, various metrics impacted by the effects of COVID-19 on reported data.

Net Core Earnings and Net Core Earnings per Common Share

	Quarter Ended
	2020			2019
	September 30	June 30	March 31	December 31	September 30
Net earnings	$10,134	$1,075	$6,278	$7,369	$7,530
Adjustments:
Provision for credit losses	(300)	12,100	1,400	—	100
Income tax provision (benefit)	2,350	(190)	1,445	1,573	1,634
PPP loans, including fees	(1,076)	(2,540)	—	—	—
Net interest expense on PPP-related borrowings	3	31	—	—	—
Net core earnings	$11,111	$10,476	$9,123	$8,942	$9,264

Weighted-average common shares outstanding, basic	11,012,060	11,025,924	11,432,391	11,533,849	11,550,335
Earnings per common share, basic	$0.92	$0.10	$0.55	$0.64	$0.65
Net core earnings per common share, basic	1.01	0.95	0.80	0.78	0.80

Net Core Earnings to Average Assets, as Adjusted, and Average Equity

	Quarter Ended
	2020			2019
	September 30	June 30	March 31	December 31	September 30
Net core earnings	$11,111	$10,476	$9,123	$8,942	$9,264
Total average assets	$2,639,335	$2,657,609	$2,325,618	$2,341,766	$2,328,603
Adjustments:
PPP loan average balance	(209,506)	(163,184)	—	—	—
Excess fed funds sold due to PPP-related borrowings	(8,152)	(84,066)	—	—	—
Total average assets, adjusted	$2,421,677	$2,410,359	$2,325,618	$2,341,766	$2,328,603
Net core earnings to average assets, as adjusted (annualized)	1.83	1.75	1.56	1.51	1.58
Total average equity	$265,027	$258,225	$251,159	$260,160	$254,788
Net core earnings to average equity (annualized)	16.68	16.32	14.45	13.64	14.43

(Continued)

80.

Total Interest-Earning Assets and Borrowings, net of PPP Effects

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earnings assets	$2,481,453	$24,956	4.00%	$2,373,511	$76,789	4.32%
Adjustments:
PPP loan average balance and net fees(1)	(209,506)	(1,076)	2.04	(124,541)	(3,616)	3.88
Excess fed funds sold due to PPP-related borrowings	(8,152)	(2)	0.10	(30,657)	(24)	0.10
Total interest-earnings assets, net of PPP effects	$2,263,795	$23,878	4.20%	$2,218,313	$73,149	4.40%

Total advances from FHLB and fed funds purchased	79,580	141	0.70	79,166	346	0.58
Interest expense adjustment:
PPP-related FHLB borrowings	(8,152)	(5)	0.24	(30,657)	(58)	0.25
Total advances from FHLB and fed funds purchased, net of PPP effects	$71,428	$136	0.76%	$48,509	$288	0.79%

(1) Interest earned consists of interest income of $527,000 and $935,000, and net origination fees recognized in earnings of $549,000 and $2.7 million for the three and nine months ended September 30, 2020, respectively.

Net Interest Income and Net Interest Margin, Net of PPP Effects

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Net interest income		$22,279			$66,030
Adjustments:
PPP-related interest income		(527)			(935)
PPP-related net origination fees		(549)			(2,682)
Excess fed funds sold due to PPP-related borrowings		(2)			(24)
PPP-related FHLB borrowings		5			58
Net interest income, net of PPP effects		$21,206			$62,447

Total interest-earnings assets	$2,481,453			$2,373,511
Total interest-earnings assets, net of PPP effects	2,263,795			2,218,313

Net interest margin(1)			3.57%			3.72%
Net interest margin, net of PPP effects			3.73%			3.76%

(Continued)

81.

Efficiency Ratio, Net of PPP Effects

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Total noninterest expense	$16,758	$48,349
Adjustments:
PPP-related deferred costs	24	862
Total noninterest expense, net of PPP effects	$16,782	$49,211

Net interest income	22,279	66,030
Net interest income, net of PPP effects	21,206	62,447

Noninterest income	$6,663	$16,611
Adjustments:
Securities gains (losses)	—	—
Noninterest income, as adjusted	$6,663	$16,611

Efficiency ratio(1)	57.90%	58.50%
Efficiency ratio, net of PPP effects(2)	60.22	62.25

(1) The efficiency ratio was calculated by dividing total noninterest expense by net interest income plus noninterest income, excluding securities gains or losses. Taxes are not part of this calculation.

(2) The efficiency ratio, net of PPP effects, was calculated by dividing total noninterest expense, net of PPP-related deferred costs, by net interest income, net of PPP effects, plus noninterest income, excluding securities gains or losses. Taxes are not part of this calculation.

Allowance to Total Loans, as Adjusted

	Quarter Ended
	2020			2019
	September 30	June 30	March 31	December 31	September 30
LOAN PORTFOLIO
Total loans	$1,958,634	$1,957,440	$1,718,353	$1,706,395	$1,736,439
Adjustments:
PPP loans balance	(209,609)	(208,793)	—	—	—
Total loans, adjusted	$1,749,025	$1,748,647	$1,718,353	$1,706,395	$1,736,439

ALLOWANCE FOR CREDIT LOSSES
Balance at beginning of period	$34,119	$21,948	$20,750	$16,394	$15,743
Loans charged-off	(101)	(59)	(224)	(221)	(67)
Recoveries	39	130	22	29	618
Provision for credit loss expense	(300)	12,100	1,400	—	100
Balance at end of period	$33,757	$34,119	$21,948	$16,202	$16,394

Allowance for credit losses / period-end loans	1.72%	1.74%	1.28%	0.95%	0.94%
Allowance for credit losses / period-end loans, as adjusted	1.93%	1.95%	1.28%	0.95%	0.94%

(Continued)

82.

Nonperforming Assets to Total Loans, as Adjusted

	Quarter Ended
	2020			2019
	September 30	June 30	March 31	December 31	September 30
Total non-performing assets	$14,093	$14,920	$17,129	$12,257	$11,932

Total loans(1)(2)	$1,958,634	$1,957,440	$1,718,353	$1,706,395	$1,736,439
Adjustments:
PPP loans balance	(209,609)	(208,793)	—	—	—
Total loans, adjusted(1)(2)	$1,749,025	$1,748,647	$1,718,353	$1,706,395	$1,736,439

Non-performing assets as a percentage of:
Total loans(1)(2)	0.72%	0.76%	1.00%	0.72%	0.69%
Total loans, as adjusted(1)(2)	0.81%	0.85%	1.00%	0.72%	0.69%

(1) Excludes outstanding balances of loans held for sale of $9.1 million, $7.2 million, $4.0 million, $2.4 million, and $3.8 million as of September 30, June 30 and March 31, 2020 and December 31, and September 30, 2019, respectively.

(2) Excludes deferred loan (fees) costs of $(3.6) million, $(4.1) million, $456,000, $601,000, and $550,000 as of September 30, June 30 and March 31, 2020 and December 31, and September 30, 2019, respectively.

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

(Continued)

83.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(Continued)

84.

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

85.

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

86.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July, 2020	—	$—	—	684,491
August, 2020	—	$—	—	684,491
September, 2020	26,044	$24.31	26,044	658,447
Total	26,044		26,044

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

(Continued)

87.

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

88.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: November 6, 2020	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: November 6, 2020	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

89.