Form 10-K
period 2020-12-31
GUARANTY BANCSHARES INC /TX/
filed 2021-03-12
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2020, the last day of the Registrant's most recently completed second fiscal quarter, was approximately $254.6 million.

At March 10, 2021, the Company had 12,053,597 outstanding shares of common stock, par value $1.00 per share.

Documents Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

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

We are a bank holding company, with corporate headquarters in Addison, Texas and operational headquarters in Mount Pleasant, Texas. Through our wholly owned subsidiary, Guaranty Bank & Trust, a national banking association, we provide a wide range of relationship-driven commercial and consumer banking, as well as trust and wealth management, products and services that are tailored to meet the needs of small- and medium-sized businesses, professionals and individuals. The Bank currently operates 31 full service banking locations in East Texas, Central Texas, the Dallas/Fort Worth metropolitan statistical area (MSA) and the Houston MSA. As of December 31, 2020, we had total assets of $2.74 million, total net loans of $1.87 billion, total deposits of $2.29 billion and total shareholders’ equity of $272.6 million.

We completed an initial public offering of our common stock in May 2017 as an emerging growth company under the JOBS Act. Our common stock is listed on the NASDAQ Global Select Market under the symbol "GNTY."

Our History and Growth

Guaranty Bank & Trust was originally chartered as a Texas state banking association over a century ago in 1913, and converted its charter to a national banking association in 2012. Guaranty was incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust. Since our founding, we have built a strong reputation based on financial stability and community leadership. Our growth has been consistent and primarily organic, both through growth in our established markets and the entry into new markets with de novo banking locations. In 2013, we expanded from our East Texas markets by opening a de novo banking location in Bryan/College Station, Texas. In 2017, we opened de novo banking locations in Fort Worth and Austin, Texas. In late 2020, we opened a second de novo location in Austin and plan to open a third de novo location just outside of Austin in the town of Georgetown, Texas during the second quarter of 2021. We have achieved organic growth by enhancing our lending and deposit relationships with existing customers and attracting new customers, as well as cross-selling our deposit, mortgage, trust and wealth management and treasury management products.

We have also supplemented our organic growth and leveraged our strong deposit base with strategic acquisitions during the past five years. In 2015, we acquired both Texas Leadership Bank and DCB Financial, allowing us to expand our footprint into the Dallas/Fort Worth MSA. In 2018, we entered the Houston MSA through our acquisition of Westbound Bank. Our expansion strategy has enabled us to access markets with stronger loan demand, achieve consistent growth, maintain stable operating efficiencies, recruit top bankers, preserve our historically conservative credit culture, and provide shareholders with stable earnings throughout credit cycles.

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

We believe a great bank requires the right amount of two forms of capital: financial and human. We understand that our ability to successfully deploy our financial capital is directly related to our ability to bring the right talents together to lead our teams. This focus on human capital has rewarded us with a cohesive group of directors, officers and employees that we believe is our greatest asset. We have invested in a robust management development program designed to develop comprehensive bankers who understand all aspects of our operations and embrace our core values. The training program generally lasts 12-18 months and includes rotations through each primary department of the Bank. Successful graduates of our training program are typically promoted to a managerial position upon completion and we currently have graduates in management, lending and operational roles. Several of the Bank’s market presidents and managers are graduates of our training program.

During 2020, we continued to expand and grow the offerings provided via Guaranty University, an online professional and continuing education resource for our employees. In addition, our second class of our Leadership Development Program (LDP) graduated in November 2020. The LDP program caters to our Senior Vice Presidents including department heads, market leaders and lenders and has proven to be a valuable source of growth and improvement to our leadership participants. In 2021, we plan to launch the Emerging Leaders Program for our VP associates in all departments. The Emerging Leaders Program is an in-depth year-long course in which employees who exhibit leadership aptitude participate in online courses, in-person leadership classes and team building activities that allow them to learn about and improve upon various leadership traits and skills.

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

Growth and Expansion Strategies

Our strategic plan is to be a leading Texas bank holding company with a commitment to operate as a community bank as we continue to execute our expansion strategy. Our expansion strategy is to generate shareholder value through the following:

•

Maintain Focus on Organic Growth. Focusing on organic growth is a strategy that allows us to generate stable funding sources without the non-amortizing goodwill assets and core deposit intangibles that strategic acquisitions might add to our balance sheet. We believe that a strong core deposit base is extremely valuable and desirable in allowing our bank to grow despite continued interest rate competition from bank and non-bank sources, and serves us well when alternative funding sources become more expensive. As such, we also believe that our significant core deposit franchise in East Texas provides a stable funding source for meaningful loan growth in existing and new markets. In addition, we strive to build comprehensive banking relationships with new borrowers through deposit and treasury management products and services.

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
•

Establish De Novo Banking Locations. We intend to open de novo banking locations in our existing and other attractive markets in Texas to further diversify our banking location network. In 2020, we opened a second de novo banking location in Austin, Texas and plan to open a third de novo location just outside of Austin in Georgetown, Texas in 2021.

•

Increase Earnings Streams. We seek to maintain asset quality in a manner that allows us to maintain our current earnings streams, while also providing additional services such as robust treasury management, trust and wealth management and Small Business Association guaranteed loans to our customers in order to augment and diversify our revenue sources. For the year ended December 31, 2020, noninterest income represented approximately $23.0 million, or 20.4%, of our total revenue of $113.0 million (defined as net interest income plus noninterest income).

The charts below illustrate our meaningful asset, loan, deposit and net income growth for the last five years:

Five Year Growth Trends

(for years ended)

Total Assets (Dollars in millions)
$1,828
$1,963
$2,267
$2,318
$2,741
2016
2017
2018
2019
2020

Total Loans[1] (Dollars in millions)
$1,246
$1,361
$1,661
$1,709
$1,872
2016
2017
2018
2019
2020

Total Deposits (Dollars in millions)
$1,577
$1,676
$1,871
$1,957
$2,286
2016
2017
2018
2019
2020

Core Earnings[2] (Dollars in millions)
$20.4
$25.5
$27.4
$33.3
$40.3
2016
2017
2018
2019
2020

(1)	Total loans, including loans held for sale.
(2)

Core earnings defined as pre-tax, pre-provision, pre-PPP related net earnings. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Although we are devoting substantial resources in furtherance of our expansion strategy, there are no assurances that we will be able to further implement our expansion strategy or that any of the components of our expansion strategy will be successful.

We believe the following competitive strengths support our growth and expansion strategy:

•

Experienced Executive Management Team. The Bank has a seasoned and experienced executive management team with more than 300 years of experience in financial services businesses. Our executive management team has successfully managed profitable organic growth, executed acquisitions, developed a strong credit culture and implemented a relationship-based approach to commercial and consumer banking. In addition, our executive management team has extensive knowledge of the bank regulatory landscape, significant experience navigating interest rate and credit cycles and a long history of working together.

•

Employee Ownership Mentality. As of December 31, 2020, our Company only directors, our executive officers and our employee stock ownership plan, or KSOP, as a group, beneficially owned approximately 26.9% of our outstanding shares of common stock. Our KSOP owned 11.2% of our outstanding shares. Many of our employees’ interests in the KSOP represent material portions of their net worth, particularly our long-tenured employees. We believe that the KSOP’s material ownership position promotes an owner-operator mentality among our employees, from senior officers to entry-level employees, which we believe enhances our employees’ dedication to our organization and the execution of our strategy.

•

Proven Successful Execution of Growth Strategies. We have developed a strategic growth plan that allows the Company to quickly identify and efficiently execute corporate transactions that we believe enhance our geographic footprint and enterprise value. Since 2011, we have successfully integrated ten acquired locations into our Company through what we believe is an effective combination of comprehensive integration planning, extensive management experience with expansion, and a welcoming and flexible culture of employee ownership. In that same time period, we also established nine de novo locations outside of our historical East Texas market, achieving our objectives for organic growth within our anticipated time periods and successfully integrating new local management teams and employees into our Company. Accordingly, we have a proven track record of executing value-added acquisitions and achieving consistent, meaningful organic growth.

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

•

Brand Strength and Reputation. We believe our brand recognition, including the Guaranty name and our iconic “G” logo, which is prominently displayed in all of our advertising and marketing materials and has been trademarked to preserve its integrity, is an important element of our business model and a key driver of our future growth. We believe our reputation for providing personal and dependable service and active community involvement is well established in our traditional East Texas market, and we are continuously striving to replicate that brand awareness and reputation in our newer markets of the Dallas/Fort Worth metroplex, Houston metroplex and Central Texas through a high level of community involvement, deliberate and effective digital marketing and the targeted hiring of employees with strong relationships and reputations within these markets.

•

Stable and Growing Core Deposit Base. We believe our traditional East Texas market provides a historically stable source of core deposits that serves as a great source of funding when there is volatility in interest rates and an increasing desire for core deposits make them more difficult and more expensive to attract, especially in competitive markets. As we enter new markets, we believe that our stable core deposit base enhances our ability to pursue loans in large, high growth markets and to fund other revenue sources such as our warehouse lending division.

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

Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. Loans in excess of an individual officer’s lending limit may be approved by two or more executive officers, with stacking authority, combining their individual lending limits, up to a current maximum of $5.0 million. Loans presenting aggregate lending exposure in excess of $5.0 million are subject to approval of the Bank’s Directors’ Loan Committee, although all loans with aggregate exposure over $1.0 million are provided for review. These limits are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.

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

Investments

We manage our investment portfolio primarily for liquidity purposes, with a secondary focus on returns. We separate our portfolio into two categories: (1) short-term investments with maturities less than one year, including federal funds sold; and (2) investments with maturities exceeding one year (the current effective duration is approximately 2.92 years), all of which are classified as available for sale and can be used for pledging on public deposits, selling under repurchase agreements and meeting unforeseen liquidity needs. We regularly evaluate the composition of this category as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.

Our Markets

We consider our current market regions to be East Texas, Central Texas, the Dallas/Fort Worth MSA and the Houston MSA. We serve these communities from our corporate headquarters in Addison, Texas, our operational headquarters in Mount Pleasant, Texas and through a network of 15 banking locations within East Texas, five banking locations in Central Texas, seven banking locations in the Dallas/Fort Worth metroplex and four banking locations in the Houston metroplex. As part of our strategic plan, we intend to further diversify our markets through entry into other large metropolitan markets in Texas and/or continued expansion in our existing newer markets.

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

Human Capital Resources

As of December 31, 2020, we employed 467 full-time equivalent persons. We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relations with our employees to be good. For additional information regarding our human capital resources, please see the Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 19, 2021, a copy of which will be filed with the SEC.

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

Supervision and Regulation

The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Board of Governors of the Federal Reserve (“Federal Reserve”), Federal Deposit Insurance Corporation ("FDIC"), Consumer Financial Protection Bureau ("CFPB"), Office of the Comptroller of the Currency ("OCC), Internal Revenue Service ("IRS") and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.

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

The EGRRCPA directed the federal banking agencies to develop a new, optional capital ratio for use by eligible community banks. Effective January 1, 2020, certain banks and their holding companies that satisfy the definition of a qualifying community banking organization, or QCBO, have the option to elect out of complying with the Basel III Capital Rules and to instead comply with the community bank leverage ratio, or CBLR, of 9%. On April 6, 2020, federal banking regulators issued two interim final rules that make changes to the CBLR framework. The first interim rules temporarily reduced the threshold to qualify as well capitalized from 9% to 8%, subject to the bank meeting certain conditions. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

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

Restrictions on Distribution of Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be our principal source of operating funds. Earnings and capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. In general terms, federal law provides that the Bank’s board of directors may, from time to time and as it deems expedient, declare a dividend out of its net profits. Generally, the total of all dividends declared in a year shall not, unless approved by the OCC, exceed the net profits of that year combined with its net profits of the past two years. At December 31, 2020, the Bank had $24.9 million available for payment of dividends.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10‑K, including the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in “Item 8. Financial Statements and Supplementary Data.” The following is a summary of the significant risk factors that we believe could adversely affect our business, followed by more detailed descriptions of those risks. We believe the risks described below are the risks that are material to us as of the date of this Annual Report on Form 10‑K. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment.

Risks Related to Our Business

•	We may not be able to implement aspects of our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.
•	We may not be able to overcome the integration and other risks associated with acquisitions, which could have an adverse effect on our ability to implement our business strategy.
•

As a business operating in the financial services industry, adverse conditions in the general business or economic environment could adversely affect our business, financial condition and results of operations in the future.

•	We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
•

We are dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.

•	The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
•	Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.
•

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

•

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

•	Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.
•

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.

•	We rely heavily on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.
•	A lack of liquidity could impair our ability to fund operations and adversely impact our business, financial condition and results of operations.
•	We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
•	We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
•

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of our primary markets, and adverse economic conditions in these markets could negatively impact our operations and customers.

•	We face strong competition from financial services companies and other companies that offer banking services.
•

Our trust and wealth management division derives its revenue from noninterest income and is subject to operational, compliance, reputational, fiduciary and strategic risks that could adversely affect our business, financial condition and results of operations.

•	Negative public opinion regarding our company or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.
•	We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
•	The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.
•	System failure or cyber security breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.
•

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology or technology needed to compete effectively with larger institutions may not be available to us on a cost effective basis.

•	We are subject to certain operational risks, including, but not limited to, customer, employee or third-party fraud and data processing system failures and errors.
•

Our primary markets are susceptible to natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers, any of which could have an adverse effect on us.

•	If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings.
•	We may be adversely affected by changes in U.S. tax laws.

Risk Related to Regulation of Our Industry

•

The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, could adversely affect our business, financial condition, and results of operations.

•

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.

•

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.

•

We are subject to stringent capital requirements, which may result in lower returns on equity, require the raising of additional capital, limit our ability to repurchase shares or pay dividends and discretionary bonuses, or result in regulatory action.

•	Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

•	Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
•	We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

Risks Related to an Investment in Our Common Stock

•	The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.
•	Securities analysts may not initiate or continue coverage on us.
•	Our management and board of directors have significant control over our business.
•

The holders of our existing debt obligations, as well as debt obligations that may be outstanding in the future, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.

•

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

•	We are an emerging growth company, and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
•	Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.
•

Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.

•	An investment in our common stock is not an insured deposit and is subject to risk of loss.

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

Business and consumer customers of the Bank are experiencing varying degrees of financial distress, which may adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn has influenced the recognition of credit losses in our loan portfolios and has increased our allowance for credit losses. Disruptions to our customers' businesses could also result in declines in, among other things, wealth management revenue. These developments as a consequence of the pandemic have materially impacted our business and the businesses of our customers and may have a material adverse effect on our financial results in future periods.

While vaccinations for COVID-19 are now available in limited quantities, COVID-19 is not yet fully contained as different strains of the virus have developed and logistical and political issues with deployment of vaccinations, both in the US and abroad. As a result, COVID-19 could still impact significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 virus, mutations of the virus and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which we operate and on our business, operations and financial condition could deepen.

As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity and results of operations:

•	Demand for our products and services may decline, making it difficult to grow assets and income.
•

If the pandemic results in further reductions in economic activity, or if the pandemic-related reductions in economic activity persist for a longer time than customers expect, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income.

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

•	We rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us.
•	FDIC premiums may increase if the agency experiences additional resolution costs.
•

We may be subject to litigation as a result of our participation in PPP and other programs implemented in response to COVID-19, or changes in the terms of such programs or in the forgiveness or guaranty processes may adversely affect our net income.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of our borrowers have received modifications of their loan terms or are reliant on temporary government programs, or both, and the ability of such borrowers to service their debt after such modifications and temporary government programs expire is dependent on a number of factors that are currently unknown, including the severity of the pandemic at the time of such expiration, government-imposed restrictions applicable to each borrower’s business at such time, and consumer attitudes and behavior. A failure to effectively measure and limit the credit risk associated with our loan portfolio could lead to unexpected losses and have an adverse effect on our business, financial condition and results of operations.

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

We focus our business development and marketing strategy primarily on small- to medium-sized businesses. As of December 31, 2020, we had approximately $1.21 billion of loans to businesses, which represents approximately 64.8% of our total loan portfolio. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.

Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2020, approximately $943.1 million, or 50.5%, of our total loans were nonresidential real estate loans (including owner occupied commercial real estate loans), which included approximately $270.4 million, or 14.5%, of our total loans, that were construction and land development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for credit losses, which would reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2020, approximately $1.35 billion, or 72.5%, of our total loans were loans with real estate as a primary or secondary component of collateral. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which would adversely affect our business, financial condition and results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain estimated losses. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate estimate losses. This could have an adverse effect on our business, financial condition or results of operations. As of December 31, 2020, we held OREO and repossessed property and equipment that was valued at $404,000 and $6,000, respectively.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2020, we held approximately $404,000 in OREO in a special purpose subsidiary that is currently marketed for sale. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have an adverse effect on our business, financial condition and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. While historically Texas has had foreclosure laws that are favorable to lenders, a number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and we cannot be certain that Texas will not adopt similar legislation in the future. Foreclosure and eviction moratoria were put in place in many markets in response to the COVID-19 pandemic, and those moratoria may delay or prevent foreclosures. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such could have an adverse effect on our business, financial condition and results of operation.

A portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.

As of December 31, 2020, approximately $306.0 million, or 16.4%, of our total loans were commercial loans to businesses, excluding PPP. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2020, our allowance for loan losses totaled $33.6 million, which represents approximately 1.80% of our total loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, we may need additional provisions for credit losses to restore the adequacy of our allowance for credit losses. Finally, the measure of our allowance for credit losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which became applicable to us on January 1, 2020. CECL requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration is reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model required many financial institutions, like the Bank, to increase their allowances for credit losses. Increases in our level of allowance for credit losses for any reason, could adversely affect our business, financial condition and results of operations.

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

Historically, we have earned income by originating mortgage loans for sale in the secondary market. A historical focus of our loan origination and sales activities has been to enter into formal commitments and informal agreements with larger banking companies and mortgage investors. Under these arrangements, we originate single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. For the years ended December 31, 2020 and 2019, we earned approximately $6.8 million and $2.9 million, respectively, from these activities. However, in the recent past, disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Fannie Mae and Federal Home Loan Mortgage Corporation, or Freddie Mac, loans. The effects of these disruptions in the secondary market for residential mortgage loans may reappear.

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

Our most important source of funds is deposits. As of December 31, 2020, approximately $1.91 billion, or 83.1%, of our total deposits were demand, savings and money market accounts. Historically our savings, money market deposit accounts and demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

The $378.7 million remaining balance of deposits consisted of certificates of deposit, of which $306.8 million, or 13.4% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

As of December 31, 2020, $324.9 million, or approximately 14.2%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. As of December 31, 2020, approximately 52.6% of our interest-earning assets and approximately 49.3% of our interest-bearing liabilities had a variable rate. Our interest rate sensitivity profile was asset sensitive as of December 31, 2020, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

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

Our balance sheet includes certain assets and liabilities which are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The U.K. Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021, although in 2020 it announced that certain LIBOR-based indices would continue through 2023. It is not possible to predict whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported in the future or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. It is expected that a transition away from the widespread use of LIBOR to alternative rates is likely to occur during the next several years.

The impact of these developments on our business and financial results is not yet known. The transition from LIBOR may cause us to incur increased costs and additional risk. Uncertainty as to the nature of alternative reference rates and as to potential changes in or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently, which may affect our net interest income, change our market risk profile and require changes to our risk, pricing and hedging strategies. Any failure to adequately manage this transition could adversely impact our reputation.

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

While we attempt to invest a significant majority of our total assets in loans (our loan to asset ratio was 68.1% as of December 31, 2020), we invest a percentage of our total assets (13.9% as of December 31, 2020) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2020, the fair value of our available for sale investment securities portfolio was $380.8 million, which included a net unrealized gain of $17.7 million. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

In addition, the Bank’s primary federal regulator, the Office of the Comptroller of the Currency, or OCC, has issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the OCC, have recently issued enforcement actions against financial institutions for failure in oversight of third-party providers and violations of federal banking law by such providers when performing services for financial institutions. Accordingly, our operations could be interrupted if any of our third-party service providers experience difficulty, are subject to cyber security breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against the Bank, which could adversely affect our business, financial condition and results of operations.

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

Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2020, our goodwill totaled $32.2 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

We may be adversely affected by changes in U.S. tax laws.

The tax laws applicable to our business activities may change over time. Legislative initiatives, including initiatives currently under discussion, may impact our results of operations by increasing the corporate income tax rate applicable to our business or by enacting other changes that increase our effective tax rate.

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

The TCJA includes a number of provisions that impact the banking industry, borrowers and the market for residential real estate. These changes include: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense, and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The TCJA may have an adverse effect on the market for and the valuation of residential properties, as well as on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership. Such an impact could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has in recent years increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. If recent increases in premiums are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. Further, if there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay higher FDIC premiums. Our FDIC insurance related costs were $821,000 for the year ended December 31, 2020, compared to $173,000 for the year ended December 31, 2019, reflecting the receipt and application of a credit in 2019 that was not received in 2020. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2020, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending, particularly as we expand into metropolitans markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

As of December 31, 2020, our Company only directors and executive officers beneficially owned an aggregate of 2,204,578 shares, or approximately 19.9%, of our issued and outstanding shares of common stock, including 316,349 shares that are held by our KSOP and allocated to the accounts of our named executive officers. As of December 31, 2020, our KSOP owned an aggregate of 1,225,828 shares, or approximately 11.2% of our issued and outstanding shares. A committee consisting of four independent directors of the Company, which we refer to herein as the KSOP Committee, currently serves as trustee of the KSOP. Each KSOP participant will have the right to vote the shares allocated to such participant’s account on all matters requiring a vote of our shareholders, but the KSOP committee, as trustee of the KSOP, retains sole voting power over all shares held by the KSOP that are not allocated to participants’ accounts and all shares for which they have received no voting instructions from the participant. As of December 31, 2020, there were no shares owned by our KSOP that were unallocated to participants’ accounts.

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

In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2020, we had a senior, unsecured line of credit with an available balance of $25.0 million, with $12.0 million advanced. We also had $9.5 million of subordinated debt obligations and approximately $10.3 million of junior subordinated debentures issued to statutory trusts that, in turn, issued $10.0 million of trust preferred securities. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, these existing and any future debt obligations must be satisfied in full before any distributions can be made to the holders of our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock. To the extent that we issue additional debt obligations or junior subordinated debentures, the additional debt obligations or additional junior subordinated debentures will be senior to our shares of common stock.

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

Furthermore, our amended and restated certificate of formation provides that the state courts located in Titus County, Texas, the county in which our legacy headquarters in Mount Pleasant lie, will be the exclusive forum for: (a) any actual or purported derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of fiduciary duty by any of our directors or officers, (c) any action asserting a claim against us or our directors or officers arising pursuant to the TBOC, our certificate of formation, or our bylaws; or (d) any action asserting a claim against us or our officers or directors that is governed by the internal affairs doctrine. By becoming a shareholder of our Company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of formation related to choice of forum. The choice of forum provision in our amended and restated certificate of formation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of formation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, operating results, and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank currently operates 31 banking locations, all of which are located in Texas.  Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas 75001.  The Bank currently operates banking locations in the following Texas locations: Austin (two locations), Bogata, Bryan, College Station (two locations), Commerce, Conroe, Dallas (two locations), Denton (two locations), Fort Worth, Hallsville, Houston (three locations), Longview, Mount Pleasant (two locations), Mount Vernon, New Boston, Paris (two locations), Pittsburg, Rockwall, Royse City, Sulphur Springs, and Texarkana (three locations).

As of December 31, 2020, we owned 21 of our branch locations, had one location in which we owned the building and had a long-term land lease on the real property associated with the branch, and leased the remaining nine locations.  The terms of our leases generally range from one to 15 years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal.  We believe that the nine leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing.  We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

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

As of March 10, 2021, there were 361 holders of record of our common stock.  The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the SNL Bank Index for banks with $1.0 billion to $5.0 billion in total assets for the period beginning on May 9, 2017, the first day of trading of our common stock on the NASDAQ Global Select Market through December 31, 2020. The following assumes $100 invested on May 9, 2017 in our common stock at our initial public offering price of $27.00 per share, otherwise reflects our stock and the S&P 500 and SNL Bank $1.0 to $5.0 Billion Index values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
5/9/2017
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Guaranty Bancshares, Inc.
S&P 500 Index
SNL Bank $1B-$5B Index

	May 9, 2017	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Guaranty Bancshares, Inc.	$100.00	$114.98	$114.01	$128.63	$120.79
S&P 500 Index	100.00	113.05	108.09	142.12	168.27
SNL Bank $1B - $5B Index	100.00	107.19	93.91	114.16	97.01

Source: S&P Global Market Intelligence

Stock Repurchases

In June 2019, the Company announced the adoption of a new stock repurchase program, which authorized the repurchase of up to 500,000 shares of the Company common stock, or approximately 4.0% of the outstanding common shares at that time. On March 13, 2020, the Company announced the termination of that stock repurchase program and the adoption of a new stock repurchase program that authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The stock repurchase program will be effective until the earlier of March 13, 2022, or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors. The repurchase plan permits shares to be acquired from time to time in the open market or negotiated transactions at prices management considers to be attractive and in the best interest of both Guaranty and its shareholders, subject to compliance with applicable laws and regulations, general market and economic conditions, the financial and regulatory condition of Guaranty, liquidity and other factors. All repurchases shown in the table below were made pursuant to these stock repurchase programs in open market purchases, privately negotiated transactions or other means.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October, 2020	10,800	27.40	10,800	647,647
November, 2020	70,424	29.53	70,424	577,223
December, 2020	14,700	29.81	14,700	562,523
Total	95,924	$29.33	95,924

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

The following tables set forth certain of our summary historical consolidated financial information for each of the periods indicated. The historical information as of and for the years ended December 31, 2020 and 2019 has been derived from our audited consolidated financial statements included elsewhere in this Form 10-K, and the selected historical consolidated financial information as of and for the years ended December 31, 2018, 2017 and 2016 has been derived from our audited consolidated financial statements not appearing in this Form 10-K. The historical results set forth below are not necessarily indicative of our future performance.

You should read the following together with the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

(Dollars in Thousands, except Per Share Amounts)
	As of December 31,
	2020	2019	2018	2017	2016
Selected Period End Balance Sheet Data:
Total assets	$2,740,832	$2,318,444	$2,266,970	$1,962,624	$1,828,336
Cash and cash equivalents	351,791	90,714	71,510	91,428	127,543
Securities available for sale	380,795	212,716	232,975	232,372	156,925
Securities held to maturity	—	155,458	163,164	174,684	189,371
Loans held for sale	5,542	2,368	1,795	1,896	2,563
Loans held for investment	1,866,819	1,706,395	1,659,535	1,359,544	1,243,925
Allowance for loan losses	33,619	16,202	14,651	12,859	11,484
Goodwill	32,160	32,160	32,160	18,742	18,742
Core deposit intangibles, net	2,999	3,853	4,706	2,724	3,308
Noninterest-bearing deposits	779,740	525,865	489,789	410,009	358,752
Interest-bearing deposits	1,506,650	1,430,939	1,381,691	1,266,311	1,218,039
Total deposits	2,286,390	1,956,804	1,871,480	1,676,320	1,576,791
Federal Home Loan Bank advances	109,101	55,118	115,136	45,153	55,170
Subordinated debentures	19,810	10,810	12,810	13,810	19,310
Line of credit	12,000	—	—	—	18,286
KSOP-owned shares	—	—	—	—	31,661
Total shareholders’ equity less KSOP-owned shares	272,643	261,551	244,583	207,345	110,253
Pro forma total shareholders’ equity(1)	272,643	261,551	244,583	207,345	141,914

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Selected Income Statement Data:
Net interest income	$89,982	$78,870	$68,916	$59,630	$53,840
Provision for loan losses	13,200	1,250	2,250	2,850	3,640
Net interest income after provision for loan losses	76,782	77,620	66,666	56,780	50,200
Noninterest income	23,037	16,962	15,303	14,279	13,016
Noninterest expense	66,522	62,525	56,774	48,382	46,380
Net realized (loss) gain on sale of securities	—	(22)	(50)	167	82
Income before income tax	33,297	32,057	25,195	22,677	16,836
Income tax expense	5,895	5,778	4,599	8,238	4,715
Net earnings	27,402	26,279	20,596	14,439	12,121
Dividends paid to common shareholders	8,599	8,128	7,031	5,562	4,615

	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016
Per Share Data:
Earnings per common share, basic	$2.47	$2.26	$1.78	$1.41	$1.35
Earnings per common share, diluted	2.46	2.25	1.77	1.40	1.35
Book value per common share(2)	24.93	22.65	20.68	18.75	16.22
Tangible book value per common share(2)(3)	21.72	19.53	17.56	16.81	13.70
Weighted average common shares outstanding, basic	11,108,564	11,638,897	11,562,826	10,230,840	8,968,262
Weighted average common shares outstanding, diluted	11,141,345	11,705,099	11,653,766	10,313,369	8,976,328

	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016
Summary Performance Ratios:
Return on average assets(4)(5)	1.07%	1.13%	0.97%	0.76%	0.68%
Return on average equity(4)(5)	10.39	10.37	9.03	7.78	8.34
Net interest margin(6)	3.74	3.68	3.49	3.38	3.27
Efficiency ratio(7)	58.86	65.23	67.37	65.61	69.46
Loans to deposits ratio(8)	81.65	87.20	88.68	81.10	78.89
Noninterest income to average assets(4)	0.90	0.73	0.72	0.75	0.73
Noninterest expense to average assets(4)	2.59	2.70	2.67	2.55	2.61
Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.48%	0.53%	0.34%	0.44%	0.53%
Nonperforming loans to total loans(8)	0.68	0.66	0.35	0.29	0.35
Allowance for loan losses to nonperforming loans	264.61	143.86	248.70	321.15	260.47
Allowance for loan losses to total loans(8)	1.80	0.95	0.88	0.95	0.92
Net (recoveries) charge-offs to average loans outstanding(9)	0.02	(0.02)	0.03	0.11	0.12
Capital Ratios:
Total shareholders’ equity to total assets	9.95%	11.28%	10.79%	10.56%	7.76%
Tangible common equity to tangible assets(10)	8.78	9.88	9.31	9.58	6.64
Common equity tier 1 capital (CET1) to risk-weighted assets	11.43	11.90	11.88	12.61	9.28
Tier 1 capital to average assets(4)	9.13	10.25	10.16	10.53	7.71
Tier 1 capital to risk-weighted assets	11.94	12.44	12.44	13.29	10.03
Total capital to risk-weighted assets	13.68	13.70	13.25	14.13	10.86

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

(6)	Net interest margin represents net interest income divided by average interest-earning assets. Net interest margin does not include the effect of taxes.
(7)	The efficiency ratio was calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding securities losses or gains. Taxes are not part of this calculation.
(8)	Excludes loans held for sale of $5.5 million, $2.4 million, $1.8 million, $1.9 million and $2.6 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(9)

Includes average outstanding balances of loans held for sale of $6.0 million, $2.7 million, $1.7 million, $1.7 million and $3.0 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

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

Acquisitions

The comparability of our consolidated results of operations for the years ended December 31, 2020 and 2019, compared to 2018, is affected by the acquisition of Westbound Bank on June 1, 2018. Therefore, the results of the acquired operations of Westbound Bank were included in our results of operations during all of 2020 and 2019, but only for a portion of 2018.

Impact of COVID-19

In March 2020, the outbreak of the novel coronavirus disease ("COVID-19") was recognized as a pandemic by the World Health Organization. Global health concerns relating to COVID-19 have had, and will likely continue to have, a severe impact on the macroeconomic environment, leading to lower interest rates, depressed equity market valuations, heightened financial market volatility and significant disruption in banking and other financial activity in the areas we serve. During 2020, governmental responses to the pandemic included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary or permanent closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. Despite the availability of a vaccine in late 2020, these risks and uncertainties remain as the demand for the vaccine outpaces the supply available, the extent to which the American public is willing to receive the vaccine remains unknown, and more contagious strains of the virus mutate both in the US and abroad.

The financial performance of the Company generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Company offers and whose success it relies on to drive growth, are highly dependent upon the business environment in the primary markets in which we operate and in the United States as a whole. Unfavorable market conditions and uncertainty due to the COVID-19 pandemic may result in a deterioration in the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. PPP loans were intended to provide eligible businesses with funding for payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. PPP loans are forgivable to the extent that the borrower can demonstrate that the funds were used for such costs. Any amounts not forgiven will bear interest at 1% and be repayable over a term of 24 to 60 months from origination. PPP has been subject to amendments to increase the size of the program, extend the period in which loans could be made, extend the period for which costs could be forgiven and to provide additional flexibility to borrowers. In December 2020, several portions of the CARES Act were extended as part of the Consolidated Appropriations Act, including additional stimulus payments to consumers and a second round of PPP loans for small businesses. It is expected that there may be further changes to PPP, either through legislation or changes to forms and applications required under PPP.

Significant uncertainties as to future economic conditions exist, and we have taken measured actions during 2020 to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and reserves supported by a strong capital position. Additionally, the economic pressures, coupled with the implementation of an expected loss methodology for determining our provision for credit losses as required by the current expected credit loss (“CECL”) methodology, contributed to an increased provision for credit losses in the first half of 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from government stimulus and relief programs; however, the extent to which the COVID-19 pandemic will continue to impact our operations and financial results, as well as timing of economic recovery, remains uncertain.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We use the weighted-average remaining maturity method (WARM method) as the basis for the estimation of expected credit losses. The WARM method uses a historical average annual charge-off rate. This average annual charge-off rate contains loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a pool or segment of our loan portfolio at the balance sheet date. The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate. The calculation of the unadjusted historical charge-off rate is then adjusted for current conditions and for reasonable and supportable forecast periods. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors. In early 2020, to address the uncertainties resulting from COVID-19, an additional qualitative factor was added to specifically address COVID-related economic factors and potential credit losses, in addition to our standard qualitative factors.

The allowance for credit losses is measured on a collective (pool or segment) basis when similar risk characteristics exist. Our loan portfolio segments include both regulatory call report codes and internally identified risk ratings for our commercial loan segments and delinquency status for our consumer loan segments. We also have separate segments for our warehouse lines of credit, for our internally originated SBA loans, for our SBA loans acquired from Westbound Bank, and for loans originated under the PPP program.

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

Internal risk ratings are considered the most meaningful indicator of credit quality for new commercial and industrial, construction, and commercial real estate loans. Internal risk ratings are a key factor that impacts management’s estimates of loss factors used in determining the amount of the allowance for credit losses. Internal risk ratings are updated on a continuous basis.

Loans with unique risk characteristics are evaluated on an individual basis. Loans evaluated individually are excluded from the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

From time to time, we modify our loan agreement with a borrower. A modified loan is considered a troubled debt restructuring (TDR) when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by us that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. We review each troubled debt restructured loan and determine on a case by case basis if the loan can be grouped with its like segment for allowance consideration or whether it should be individually evaluated for a specific allowance for credit loss allocation. If individually evaluated, an allowance for credit loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral. Most modifications made as a direct result of COVID-19 are not TDRs pursuant to the CARES Act, the April 7, 2020 Interagency guidance, and GAAP.

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

Performance Summary for the Years Ended December 31, 2020 and 2019

Net earnings were $27.4 million for the year ended December 31, 2020, as compared to $26.3 million for the year ended December 31, 2019. This performance resulted in basic earnings per share of $2.47 for the year ended December 31, 2020 as compared to $2.26 for the year ended December 31, 2019. The increase in net earnings over this period was largely due to the forgiveness and amortization of Paycheck Protection Program (“PPP”) loans and recognition of associated loan origination fees, as well as increased non-interest income from mortgage and warehouse lending activities and decreases in interest expense relative to interest income. There was also an eight basis point increase in our fully tax equivalent net interest margin from 3.69% in 2019 to 3.77% in 2020. The increase in earnings per share over this period was due to the increase in earnings described above as well as the repurchase of 658,607 shares of common stock during the year ended December 31, 2020.

Our return on average assets was 1.07% for the year ended December 31, 2020, as compared to 1.13% for the year ended December 31, 2019. Our return on average equity was 10.39% for the year ended December 31, 2020, as compared to 10.37% for the year ended December 31, 2019. The decrease in our return on average assets was primarily due to the 10.9% increase in the balance of total average assets caused by the addition of an average balance of $138.3 million in PPP loans to the balance sheet during the year (which earned 1% interest), while only adding $6.3 million in net loan fees on PPP loans to income during 2020.

Our fully tax equivalent net interest margin was 3.77% for the year ended December 31, 2020 and 3.69% for the year ended December 31, 2019. Our net interest margin increased primarily due to the maturity of higher-rate CDs, as well as continued reductions in interest rates for non-maturing deposits as market conditions have allowed during the year ended December 31, 2020. Our efficiency ratio was 58.86% for the year ended December 31, 2020, as compared to 65.23% for the year ended December 31, 2019. The improvement in our efficiency ratio for 2020 is largely attributable to increases in net interest income and noninterest income of 14.1% and 35.8%, respectively, compared to a relatively small 6.4% increase in noninterest expense during 2020.

Our total assets increased $422.4 million, or 18.2%, to $2.74 billion as of December 31, 2020, compared to $2.32 billion as of December 31, 2019. Total loans increased $160.4 million, or 9.4%, to $1.87 billion as of December 31, 2020, compared to $1.71 billion as of December 31, 2019. The increase in our total loans is primarily the result of outstanding PPP loan balances of $139.8 million, to 1,452 borrowers, as of December 31, 2020. Excluding the outstanding PPP balances as of December 31, 2020, gross loans increased $20.6 million, or 1.21% from the prior year. Total shareholders’ equity increased $11.1 million, or 4.2%, to $272.6 million as of December 31, 2020, compared to $261.6 million as of December 31, 2019. The increase in shareholders' equity was due primarily to the 4.3% increase in net earnings in 2020 and an increase in accumulated other comprehensive income of $11.4 million, which was due to a $12.0 million unrealized gain on available for sale securities during the year, partially offset by the repurchase of common stock and payment of dividends during 2020.

Large provisions for credit losses resulting from effects of COVID-19 and participation in the PPP program have created temporary extraordinary results in the calculation of net earnings and related performance ratios. With the credit outlook still uncertain as a result of COVID-19 and other economic factors, the following table illustrates net earnings and net core earnings per share, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as performance ratios for the years ended December 31, 2020 and 2019.

	For The Years Ended December 31,
(in thousands)	2020	2019
Net earnings	$27,402	$26,279
Adjustments:
Provision for credit losses	13,200	1,250
Income tax provision	5,895	5,778
PPP interest income, including fees	(6,270)	—
Net interest expense on PPP-related borrowings	34	—
Net core earnings†	$40,261	$33,307

Total average assets	$2,571,003	$2,318,939
Adjustments:
PPP loans average balance	(138,291)	—
Excess fed funds sold due to PPP-related borrowings	(22,951)	—
Total average assets, adjusted†	$2,409,761	$2,318,939
Total average equity	$263,766	$253,523

PERFORMANCE RATIOS
Net earnings to average assets (annualized)	1.07%	1.13%
Net earnings to average equity (annualized)	10.39	10.37
Net core earnings to average assets, as adjusted (annualized)†	1.67	1.44
Net core earnings to average equity (annualized)†	15.26	13.14

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	11,108,564	11,638,897
Earnings per common share, basic	$2.47	$2.26
Net core earnings per common share, basic†	3.62	2.86

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in "—Non-GAAP Financial Measures".

Results of Operations for the Years Ended December 31, 2020 and 2019

A discussion regarding our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found under “Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at investors.gnty.com.

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

Net interest income, before the provision for credit losses, was $90.0 million compared to $78.9 million for the years ended December 31, 2020 and 2019, respectively, an increase of $11.1 million, or 14.1%. The increase in net interest income resulted from a $10.6 million, or 44.9%, decrease in interest expense and a $481,000, or 0.5%, increase in interest income. Although there was a $183.8 million, or 10.9%, increase in average loans outstanding for the year ended December 31, 2020, compared to the year ended December 31, 2019, that increase was offset by a 41 basis point decrease in the average yield on total loans. The increase in average loans outstanding was primarily due to loans originated through the PPP program and some organic growth. The $10.6 million decrease in interest expense for the year ended December 31, 2020 was primarily related to an average deposit rate decrease of 69 basis points, despite an $8.1 million, or 0.6%, increase in average interest-bearing deposits from 2019. Noninterest-bearing liabilities increased $195.6 million, or 39.0%, primarily due to the deposit of PPP proceeds into demand accounts at the Bank, as well as apparent changes in depositor spending habits during the year resulting from economic and other uncertainties due to COVID-19. The increases were primarily in noninterest-bearing demand accounts, offset by declines in certificate of deposits accounts. For the year ended December 31, 2020, net interest margin and net interest spread were 3.74% and 3.46%, respectively, compared to 3.68% and 3.25% for the year ended December 31, 2019, which reflects the decreases in interest expense discussed above relative to the increases in interest income.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2020 and 2019, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For The Years Ended December 31,
	2020			2019
(in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
interest-earning assets:
Total loans(1)	$1,872,914	$93,335	4.98%	$1,689,108	$90,980	5.39%
Securities available for sale	338,510	7,798	2.30	229,351	5,715	2.49
Securities held to maturity	35,935	956	2.66	159,104	4,031	2.53
Nonmarketable equity securities	10,761	439	4.08	11,343	640	5.64
Interest-bearing deposits in other banks	146,659	514	0.35	53,783	1,195	2.22
Total interest-earning assets	2,404,779	103,042	4.28	2,142,689	102,561	4.79
Allowance for credit losses	(29,100)			(15,692)
Noninterest-earning assets	195,324			191,942
Total assets	$2,571,003			$2,318,939
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,468,353	$11,624	0.79%	$1,460,215	$21,611	1.48%
Advances from FHLB and fed funds purchased	75,940	470	0.62	58,070	1,389	2.39
Line of credit	6,727	213	3.17	—	—	—
Subordinated debentures	17,198	702	4.08	11,905	655	5.50
Securities sold under agreements to repurchase	18,115	51	0.28	10,901	36	0.33
Total interest-bearing liabilities	1,586,333	13,060	0.82	1,541,091	23,691	1.54
Noninterest-bearing liabilities:
Noninterest-bearing deposits	696,454			500,895
Accrued interest and other liabilities	24,450			23,430
Total noninterest-bearing liabilities	720,904			524,325
Shareholders’ equity	263,766			253,523
Total liabilities and shareholders’ equity	$2,571,003			$2,318,939
Net interest rate spread(2)			3.46%			3.25%
Net interest income		$89,982			$78,870
Net interest margin(3)			3.74%			3.68%
Net interest margin, fully taxable equivalent(4)			3.77%			3.69%

(1) Includes average outstanding balances of loans held for sale of $6.0 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively.
(2) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3) Net interest margin is equal to net interest income divided by average interest-earning assets.
(4) Net interest margin on a taxable equivalent basis is equal to net interest income adjusted for nontaxable income divided by average interest-earning assets, using a marginal tax rate of 21%.

To illustrate core net interest margin and remove the extraordinary impacts resulting from the PPP program, the table below excludes PPP loans and their associated fees and costs, as well as the average balance of related FHLB borrowings and fed funds sold, for the year ended December 31, 2020:

	For the Year Ended December 31, 2020
(in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$2,404,779	$103,042	4.28%

Total loans	1,872,914	93,335	4.98
Adjustments:
PPP loans average balance and net fees(1)	(138,291)	(6,270)	4.53
Total loans, net of PPP effects	$1,734,623	$87,065	5.02%

Total interest-bearing deposits in other banks	146,659	514	0.35
Adjustments:
Excess fed funds sold due to PPP-related borrowings	(22,951)	(23)	0.10
Total interest-bearing deposits in other banks, net of PPP effects	$123,708	$491	0.40%

Total interest-earning assets, net of PPP effects†	$2,243,537	$96,749	4.31%

Total advances from FHLB and fed funds purchased	75,940	470	0.62
Interest expense adjustment:
PPP-related FHLB borrowings	(22,951)	(57)	0.25
Total advances from FHLB and fed funds purchased, net of PPP effects	$52,989	$413	0.78%

Net interest income		$89,982
Net interest margin			3.74%
Net interest income, net of PPP effects†		83,746
Net interest margin, net of PPP effects†			3.73%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in "—Non-GAAP Financial Measures"
(1) Interest earned consists of interest income of $1.4 million and net origination fees recognized in earnings of $4.9 million for the year ended December 31, 2020.

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

	For the Year Ended December 31, 2020 vs. 2019
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$9,907	$(7,552)	$2,355
Securities available for sale	2,718	(635)	2,083
Securities held to maturity	(3,116)	41	(3,075)
Nonmarketable equity securities	(33)	(168)	(201)
Interest-earning deposits in other banks	2,062	(2,743)	(681)
Total increase (decrease) in interest income	$11,538	$(11,057)	$481

Interest-bearing liabilities:
Interest-bearing deposits	$120	$(10,107)	$(9,987)
Advances from FHLB and fed funds purchased	427	(1,346)	(919)
Line of credit	—	213	213
Subordinated debentures	291	(244)	47
Securities sold under agreements to repurchase	24	(9)	15
Total increase (decrease) in interest expense	862	(11,493)	(10,631)
Increase in net interest income	$10,676	$436	$11,112

Provision for Credit Losses

The provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management based on factors such as historical loss experience, trends in classified and past due loans, volume and growth in the loan portfolio, current economic conditions in our markets and value of the underlying collateral. Loans are charged off against the allowance for credit losses when determined appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination. For a full description of the factors taken into account by our management in determining the allowance for credit losses see “— Financial Condition—Allowance for Credit Losses.”

The provision for credit losses for the year ended December 31, 2020 was $13.2 million compared to $1.3 million for the year ended December 31, 2019. The provision results largely from risk grade changes in the loan portfolio and from additional qualitative factor adjustments, specifically to address virus-related concerns, that were made in the first half of 2020 under the CECL model, and were primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which are impacted by the effects of COVID-19. Beginning in March 2020, the Bank closely reviewed its loan portfolio and spoke to borrowers about their financial hardships, if any, due to COVID-19. As a result, many borrowers in affected industries were downgraded to an appropriate risk rating to capture the additional risk and to work with borrowers to navigate through their cash flow or other financial uncertainties. Management believes the provisions made as a result of loan downgrades and qualitative factor adjustments in the CECL model appropriately capture the current credit risks associated with COVID-19. However, the outbreak of COVID-19, or mutating strains, could worsen in the short term, leading to possible changes in customer and consumer behavior and stronger response measures by government officials, and the timing of economic recovery remains uncertain.

As of December 31, 2020 and 2019, our allowance for credit losses was $33.6 million and $16.2 million, respectively. As of December 31, 2020, there was $15.5 million in loan balances past due 30 or more days and $12.7 million in loan balances for nonperforming (non-accrual) loans, compared to $8.3 million and $11.3 million, respectively, for the year ended December 31, 2019.

The increase in nonperforming loans and assets resulted primarily from one SBA 7(a), partially guaranteed (75%) loan and one commercial loan, both of which were acquired in our June 2018 acquisition of Westbound Bank. To facilitate the workout of the SBA loan, we repurchased the guaranteed portion of the loan from a third party, resulting in an increased book balance of $3.1 million and a total book balance, which remains 75% SBA guaranteed, of $3.9 million. The increased book balance from the SBA loan of $3.1 million, combined with the commercial loan book balance of $1.1 million, comprises $4.2 million of the increase from December 31, 2019, which was partially offset by decreases in smaller dollar loans. Three SBA partially guaranteed (75%) loans relating to loans acquired from Westbound Bank, including the $3.1 million repurchased portion, are included in nonaccrual loans at December 31, 2020 and had combined book balances of $8.7 million. These loans were internally identified as problem assets prior to COVID-19 and are properly reserved using our CECL methodology. Management continues to work toward a satisfactory resolution for these three loans. Non-performing assets as a percentage of total loans at December 31, 2020 was 0.70%. Excluding these partially guaranteed SBA loans, non-performing assets as a percentage of total loans at December 31, 2020 would be 0.24% and, excluding PPP loans, would be 0.76%. The remaining $4.0 million in non-accrual loans as of December 31, 2020 consisted primarily of smaller dollar, first lien residential home loans and included one loan relationship with an outstanding balance of $1.1 million as of December 31, 2020.

Net charge-offs for the year ended December 31, 2020 totaled $331,000, compared to net recoveries of $301,000 in 2019. The increase in net charge-offs during 2020 resulted primarily from normal levels of charge-offs and recoveries during this year, as well as a recovery in 2019 of $487,000 from proceeds received from a life insurance policy that collateralized a loan that was charged off several years ago. Without this one recovery, net charge-offs for 2019 would have been $186,000.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	For the Year Ended December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	(0.01)%	(0.09)%
Real estate:
Construction and development	—	—
Commercial real estate	—	—
Farmland	—	—
1-4 family residential	0.02%	—
Multi-family residential	—	—
Consumer and overdrafts	0.22%	(0.07)%
Agricultural	(0.01)%	—
Overdrafts	62.89%	44.38%
Net charge-offs (recoveries) to total loans	0.22%	(0.16)%

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

For the year ended December 31, 2020, noninterest income totaled $23.0 million, an increase of $6.1 million, or 35.8%, compared to $17.0 million for the year ended December 31, 2019. The following table presents, for the periods indicated, the major categories of noninterest income:

	For The Year Ended December 31,		Increase (Decrease)
(in thousands)	2020	2019	2020 vs. 2019
Noninterest income:
Service charges	$3,064	$3,715	$(651)
Merchant and debit card fees	5,515	4,264	1,251
Fiduciary and custodial income	2,012	1,760	252
Gain on sale of loans	6,834	2,850	3,984
Bank-owned life insurance income	838	774	64
Loss on sales of investment securities	—	(22)	22
Loan processing fee income	628	590	38
Warehouse lending fees	957	679	278
Mortgage fee income	771	323	448
Other noninterest income	2,418	2,029	389
Total noninterest income	$23,037	$16,962	$6,075

Service Charges. We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our non-interest income. Beginning in March 2020, as a result of COVID-19, we waived certain service charges in sensitivity to our customers through June 30, 2020. Service fee income was $3.1 million for the year ended December 31, 2020 compared to $3.7 million in 2019, a decrease of $651,000, or 17.5%, resulting largely from COVID-19 related fee waivers, as well as fewer insufficient fee charges throughout the year, presumably resulting from changes in consumer spending habits and elevated deposit balances due to PPP and stimulus payments.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $5.5 million for the year ended December 31, 2020, compared to $4.3 million in 2019, an increase of $1.3 million, or 29.3%. The increase was primarily due to a change in contract terms, an annual earnings credit received from our debit card vendor and growth in the number of DDAs and debit card usage volume during 2020. The total number of DDAs increased by 3,417 accounts, from 46,191 as of December 31, 2019 to 49,608 as of December 31, 2020.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $2.0 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively, an increase of $252,000, or 14.3%. The revenue increase resulted primarily from 32 new accounts that opened during 2020, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Gain on Sales of Loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market. We also began selling Small Business Administration (SBA) loans on the secondary market during the second half of 2019. We sold 705 mortgage loans for $164.8 million during the year ended December 31, 2020 compared to 383 mortgage loans for $78.3 million for the year ended December 31, 2019. Gain on sale of loans was $6.8 million for the year ended December 31, 2020, an increase of $4.0 million, or 139.8%, compared to $2.9 million in 2019. The gain consisted of $6.1 million in mortgage loans and $756,000 in SBA 7(a) loans sold during the year, compared to $2.6 million of mortgage loans and $233,000 in SBA 7(a) loans sold during the prior year.

Bank-Owned Life Insurance. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $64,000, or 8.3%, for the year ended December 31, 2020, compared to 2019. The increase in income is primarily due to additional policies purchased on the lives of existing officers of the Company.

Warehouse Lending Fees. A portion of our lending involves the origination of mortgage warehouse lines of credit. Mortgage warehouse lending increased by $278,000, or 40.9% from December 31, 2019 to December 31, 2020. The large increase is primarily due to a decrease in mortgage loan rates during 2020, which resulted in an increase in mortgage refinances during the year.

Mortgage Fee Income. Mortgage fee income consists of the fees related to the origination and sale of mortgage loans to the secondary market. The increase of $448,000, or 138.7% from December 31, 2019 was primarily due to a decrease in mortgage loan rates during 2020, which resulted in an increase in new purchase mortgages and mortgage refinances during the year.

Other. This category includes a variety of other income producing activities such as wire transfer fees, check printing fees, loan administration fees, gains on sales of assets and real estate owned and other income. Other noninterest income increased $389,000, or 19.2%, in 2020 compared to 2019. Increases in other income during 2020 were primarily due to a $429,000 improvement in the fair value of our SBA servicing asset, offset by a decrease in administrative loan fee income of $46,000.

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

For the year ended December 31, 2020, noninterest expense totaled $66.5 million, an increase of $4.0 million, or 6.4%, compared to $62.5 million for the year ended December 31, 2019. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Year Ended December 31,		Increase (Decrease)
(in thousands)	2020	2019	2020 vs. 2019
Employee compensation and benefits	$37,193	$35,907	$1,286
Non-staff expenses:
Occupancy expenses	10,220	9,834	386
Amortization	1,349	1,378	(29)
Software and technology	4,104	3,341	763
FDIC insurance assessment fees	821	173	648
Legal and professional fees	2,650	2,610	40
Advertising and promotions	1,498	1,655	(157)
Telecommunication expense	864	676	188
ATM and debit card expense	1,951	1,347	604
Director and committee fees	846	873	(27)
Other noninterest expense	5,026	4,731	295
Total noninterest expense	$66,522	$62,525	$3,997

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes.  Employee compensation and benefits increased $1.3 million, or 3.6%, to $37.2 million for the year ended December 31, 2020, from $35.9 million for the year ended December 31, 2019.  The increase resulted from primarily from standard annual salary increases, but was offset by approximately $862,000 due to deferred origination costs associated with PPP loans.

Software and Technology. Software and technology expenses increased $763,000, or 22.8%, from $3.3 million for the year ended December 31, 2019 to $4.1 million for the year ended December 31, 2020. The increase is attributable primarily to new software investments to improve online deposit account opening, further enhance treasury management capabilities and improve connectivity to support remote working and other technology capabilities.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees increased $648,000, or 374.6%, from $173,000 for the year ended December 31, 2019 to $821,000 for year ended December 31, 2020. The increase was primarily the result of an FDIC assessment credit of $534,000 that was received and fully realized during 2019, thus reducing the prior year’s expense. Additionally, in the current year, there was an increase in the assessment rate used to calculate the fee, based on changes in our financial ratios.

Telecommunication Expense. Telecommunication expense increased from $676,000 for the year ended December 31, 2019, to $864,000 in 2020, an increase of $188,000, or 27.8%. The increase resulted primarily as a result of the beginning phase of a project designed to aggregate utility expenses for the purpose of cost control through bundled contracts and negotiated rates.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $2.0 million for the year ended December 31, 2020, an increase of $604,000, or 44.8%, compared to $1.3 million in 2019 as a result of increased ATM and debit card usage by our customers.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $295,000, or 6.2%, from $4.7 million for the year ended December 31, 2019 to $5.0 million for the year ended December 31, 2020. The increase was primarily due to losses as a result of disputed debit card, ACH and wire transfer transactions of $358,000 in 2020 compared to $232,000 in 2019, and additional charitable contributions of $465,000 in 2020. Additionally, stock option expense increased $85,000 as our equity awards continue to vest. These increases were offset by decreases in expenses related to meals and entertainment, traveling, and training and education in the amounts of $128,000, $102,000, and $91,000, respectively.

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

For the years ended December 31, 2020 and 2019, income tax expense totaled $5.9 million and $5.8 million, respectively. The increase in income tax expense was primarily due to an increase in net earnings before taxes of $1.2 million. Our effective tax rates for the years ended 2020 and 2019 were 17.70% and 18.02%, respectively.

Financial Condition

Our total assets increased $422.4 million, or 18.2%, from $2.32 billion as of December 31, 2019 to $2.74 billion as of December 31, 2020. Our asset growth was primarily due to increases in total gross loans of $160.4 million and cash and cash equivalents of $261.1 million. The increase in loans resulted largely from our participation in the PPP loan program, and the increase in cash and cash equivalents resulted largely from the increase in deposit balances, also related to the PPP loan program.

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

Our loan portfolio is the largest category of our earning assets. As of December 31, 2020, total loans held for investment were $1.87 billion, an increase of $160.4 million, or 9.4%, from the December 31, 2019 balance of $1.71 billion. In addition to these amounts, $5.5 million and $2.4 million in loans were classified as held for sale as of December 31, 2020 and December 31, 2019, respectively.

The increase in gross loans during the period included outstanding PPP loan balances of $139.8 million, to 1,452 borrowers, as of December 31, 2020. Excluding the outstanding balance of PPP loans, gross loans increased 1.2%, or $20.6 million, from December 31, 2019, which was primarily due to period-end increases in our mortgage warehouse loan balances.

Total loans, excluding those held for sale, as a percentage of deposits, were 81.6% and 87.2% as of December 31, 2020 and December 31, 2019, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 68.1% and 73.6% as of December 31, 2020 and December 31, 2019, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$445,771	23.88%	$279,583	16.38%	$261,779	15.77%	$197,508	14.53%	$223,712	17.98%
Real estate:
Construction and development	270,407	14.48%	280,498	16.44%	237,503	14.31%	196,774	14.47%	129,631	10.42%
Commercial real estate	594,216	31.83%	567,360	33.25%	582,519	35.10%	418,137	30.76%	368,077	29.59%
Farmland	78,508	4.21%	57,476	3.37%	67,845	4.09%	59,023	4.34%	62,366	5.01%
1-4 family residential	389,096	20.84%	412,166	24.15%	393,067	23.69%	374,371	27.54%	361,665	29.08%
Multi-family residential	21,701	1.16%	37,379	2.19%	38,386	2.31%	36,574	2.69%	26,079	2.10%
Consumer and overdrafts	51,386	2.75%	53,574	3.14%	55,159	3.33%	51,561	3.79%	53,494	4.30%
Agricultural	15,734	0.85%	18,359	1.08%	23,277	1.40%	25,596	1.88%	18,901	1.52%
Total loans held for investment	$1,866,819	100.00%	$1,706,395	100.00%	$1,659,535	100.00%	$1,359,544	100.00%	$1,243,925	100.00%
Total loans held for sale	$5,542		$2,368		$1,795		$1,896		$2,563

Commercial and Industrial Loans. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees. Commercial and industrial loans increased $166.2 million, or 59.4%, to $445.8 million as of December 31, 2020 from $279.6 million as of December 31, 2019. The increase in the commercial and industrial portfolio is primarily because most PPP loans are included in this group, in addition to normal variances in the balances of underlying lines of credit.

Construction and Development. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Texas and are generally diverse in terms of type. Construction and development loans decreased $10.0 million, or 3.6%, to $270.4 million as of December 31, 2020 from $280.5 million as of December 31, 2019. The decrease resulted from normal fluctuations in construction project volume in our markets.

1-4 Family Residential. Our 1-4 family residential loan portfolio is comprised of loans secured by 1-4 family homes, which are both owner occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread across many individual borrowers compared to our other loan categories. Our 1-4 family residential loans decreased $23.1 million, or 5.6%, to $389.1 million as of December 31, 2020 from $412.2 million as of December 31, 2019. This decrease is primarily the result of fewer originations and some refinancing into secondary market channels.

Commercial Real Estate. Commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located primarily within our markets and are generally diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single industry. Commercial real estate loans increased $26.9 million, or 4.7%, to $594.2 million as of December 31, 2020 from $567.4 million as of December 31, 2019. The increase in commercial real estate loans during the periods was mostly driven by organic growth.

Other Loan Categories. Other categories of loans included in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans and consumer loans. None of these categories of loans represents a significant portion of our total loan portfolio.

Contractual Loan Maturities. The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the dates indicated are summarized in the following tables:

	As of December 31, 2020
(dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Commercial and industrial	$191,495	$218,258	$36,018	$445,771
Real estate:
Construction and development	142,570	35,749	92,088	270,407
Commercial real estate	35,171	133,545	425,500	594,216
Farmland	13,634	10,689	54,185	78,508
1-4 family residential	34,312	31,178	323,606	389,096
Multi-family residential	221	8,389	13,091	21,701
Consumer	13,525	34,841	3,020	51,386
Agricultural	10,504	4,942	288	15,734
Total loans	$441,432	$477,591	$947,796	$1,866,819
Amounts with fixed rates	$295,371	$380,265	$51,144	$726,780
Amounts with floating rates	$146,061	$97,326	$896,652	$1,140,039

	As of December 31, 2019
(dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Commercial and industrial	$175,896	$70,188	$33,499	$279,583
Real estate:
Construction and development	89,386	96,169	94,943	280,498
Commercial real estate	44,172	105,648	417,540	567,360
Farmland	7,367	7,194	42,915	57,476
1-4 family residential	46,099	25,137	340,930	412,166
Multi-family residential	18,487	4,186	14,706	37,379
Consumer	15,450	35,238	2,886	53,574
Agricultural	11,834	6,463	62	18,359
Total loans	$408,691	$350,223	$947,481	$1,706,395
Amounts with fixed rates	$281,989	$265,377	$58,863	$606,229
Amounts with floating rates	$126,702	$84,846	$888,618	$1,100,166

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

We had $13.1 million in nonperforming assets as of December 31, 2020, compared to $12.3 million as of December 31, 2019. We had $12.7 million in nonperforming loans as of December 31, 2020, compared to $11.3 million as of December 31, 2019. The increase in nonperforming loans and assets resulted primarily from one SBA 7(a), partially guaranteed (75%) loan and one commercial loan, both of which were acquired in our June 2018 acquisition of Westbound Bank. To facilitate the workout of the SBA loan, we repurchased the guaranteed portion of the loan from a third party, resulting in an increased book balance of $3.1 million and a total book balance, which remains 75% SBA guaranteed, of $3.9 million. The increased book balance from the SBA loan of $3.1 million, combined with the commercial loan book balance of $1.1 million, comprises $4.2 million of the increase from December 31, 2019, which was partially offset by decreases in smaller dollar loans. Three SBA partially guaranteed (75%) loans relating to loans acquired from Westbound Bank, including the $3.1 million repurchased portion, are included in nonaccrual loans at December 31, 2020 and had combined book balances of $8.7 million. These loans were internally identified as problem assets prior to COVID-19 and are properly reserved using our CECL methodology. Management continues to work toward a satisfactory resolution for these three loans. Excluding these partially guaranteed SBA loans, non-performing assets as a percentage of total loans at December 31, 2020 would be 0.24%.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$12,705	$11,262	$5,891	$4,004	$4,409
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	12,705	11,262	5,891	4,004	4,409
Other real estate owned:
Commercial real estate, construction and development, and farmland	—	105	34	758	1,074
Residential real estate	404	498	717	1,486	618
Total other real estate owned	404	603	751	2,244	1,692
Repossessed assets owned	6	392	971	2,466	3,530
Total other assets owned	410	995	1,722	4,710	5,222
Total nonperforming assets	$13,115	$12,257	$7,613	$8,714	$9,631
Restructured loans-nonaccrual	$90	$101	$335	$—	$43
Restructured loans-accruing	$9,626	$7,240	$861	$657	$462
Ratio of nonaccrual loans to total loans(1)	0.68%	0.66%	0.35%	0.29%	0.35%
Ratio of nonperforming assets to total assets	0.48%	0.53%	0.34%	0.44%	0.53%

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans by category:
Commercial and industrial	$27	$46	$366	$77	$82
Real estate:
Construction and development	—	—	—	—	1,825
Commercial real estate	10,604	6,860	3,700	1,422	415
Farmland	115	182	140	163	176
1-4 family residential	1,667	3,853	1,567	1,937	1,699
Multi-family residential	—	—	0	217	5
Consumer	212	279	66	138	192
Agricultural	80	42	52	50	15
Total	$12,705	$11,262	$5,891	$4,004	$4,409

(1)	Excludes loans held for sale of $5.5 million, $2.4 million, $1.8 million, $1.9 million and $2.6 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

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

Loans that were modified for reasons related to the COVID-19 pandemic that are not currently required to pay, or are paying with interest only, are nevertheless considered performing so long as they are compliant with the terms of their modifications and are not classified as TDRs. Such loans are evaluated for classification, but the existence of a loan modification in accordance with the CARES Act does not necessarily result in an adverse classification.

Social distancing, stay-at-home orders and other measures as a result of COVID-19 have particularly affected the restaurant, hospitality, retail commercial real estate (CRE) and energy sectors. Excluding SBA partially guaranteed (75%) loans, the Bank has direct exposure, through total loan commitments with weighted average loan-to-values (“LTV”), as of December 31, 2020, of $26.4 million with 60.5% weighted average LTV to restaurants, $56.1 million with 51.5% weighted average LTV to retail CRE and $67.0 million with 56.5% weighted average LTV to hotel/hospitality borrowers. Many of the loans in these sectors were downgraded to pass-acceptable/watch or special mention risk ratings during the second quarter of 2020. Management will continue to closely monitor these borrowing relationships and work with borrowers to achieve positive outcomes, when necessary.

The following table summarizes the internal ratings of our performing loans and our nonaccrual loans by category as of:

	December 31, 2020
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$438,975	$5,829	$940	$—	$—	$27	$445,771
Real estate:
Construction and development	267,767	1,346	1,294	—	—	—	270,407
Commercial real estate	550,724	13,280	19,608	—	—	10,604	594,216
Farmland	78,229	35	129	—	—	115	78,508
1-4 family residential	387,261	168	—	—	—	1,667	389,096
Multi-family residential	21,701	—	—	—	—	—	21,701
Consumer and overdrafts	51,059	115	—	—	—	212	51,386
Agricultural	15,577	36	41	—	—	80	15,734
Total	$1,811,293	$20,809	$22,012	$—	$—	$12,705	$1,866,819

The following table summarizes the internal ratings of our loans by category as of:

	December 31, 2019
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$279,217	$153	$213	$—	$—	$279,583
Real estate:
Construction and development	278,679	600	1,219	—	—	280,498
Commercial real estate	548,662	1,071	17,627	—	—	567,360
Farmland	57,152	91	233	—	—	57,476
1-4 family residential	409,896	1,425	845	—	—	412,166
Multi-family residential	37,379	—	—	—	—	37,379
Consumer and overdrafts	53,327	192	55	—	—	53,574
Agricultural	18,101	126	132	—	—	18,359
Total	$1,682,413	$3,658	$20,324	$—	$—	$1,706,395

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. Upon adoption of ASC 326 on January 1, 2020, and as of December 31, 2020, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the year ended December 31, 2020.

In determining the ACL for loans held for investment, we primarily estimate losses on segments of loans with similar risk characteristics and where the potential loss can be identified and reasonably determined. For loans that do not share similar risk characteristics with our existing segments, they are evaluated individually for an ACL. Our portfolio is segmented by regulatory call report codes, with additional segments for warehouse mortgage loans, SBA loans acquired from Westbound Bank, SBA loans originated by us, and SBA PPP loans. The segments are further disaggregated by internally assigned risk rating classifications. The balance of the ACL is determined using the current expected credit loss model, which considers historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and reasonable and supportable forecasts of the impact of future economic conditions on loan loss rates. Please see “Critical Accounting Policies - Allowance for Credit Losses.”

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

As of December 31, 2020, the allowance for credit losses totaled $33.6 million, or 1.80%, of total loans, excluding those held for sale, and totaled 1.95%, excluding PPP loans and loans held for sale. As of December 31, 2019, the allowance for loan losses totaled $16.2 million, or 0.95%, of total loans, excluding those held for sale. The increase in the ACL of $17.4 million, or 107.5%, was primarily driven by $4.5 million additional provision recorded upon adoption of ASC 326 on January 1, 2020 and by $13.2 million provision for credit losses recorded during 2020 specifically as a result of COVID-19 developments. The COVID-19 related adjustments resulted from changes in qualitative risk factor assumptions considered under our CECL model (primarily derived from changes in national GDP, Texas unemployment rates and national industry-related CRE trends) and from changes in loan risk ratings reflecting the effects of COVID-19.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Average loans outstanding(1)	$1,872,914	$1,689,108	$1,524,792	$1,283,253	$1,179,938
Gross loans outstanding at end of period(2)	$1,866,819	$1,706,395	$1,659,535	$1,359,544	$1,243,925
Allowance for loan losses at beginning of the period	16,202	14,651	12,859	11,484	9,263
Impact of adopting ASC 326	4,548	—	—	—	—
Provision for loan losses	13,200	1,250	2,250	2,850	3,640
Charge offs:
Commercial and industrial	68	86	367	1,080	1,213
Real Estate:
Construction and development	—	—	—	—	9
Commercial real estate	—	—	33	84	—
1-4 family residential	68	14	93	543	71
Consumer	155	72	254	344	269
Agriculture	18	89	2	242	—
Overdrafts	234	192	169	165	200
Total charge-offs	543	453	918	2,458	1,762
Recoveries:
Commercial and industrial	101	508	111	797	17
Real Estate:
Construction and development	—	—	—	—	4
Commercial real estate	1	1	1	—	—
1-4 family residential	2	3	135	23	75
Consumer	37	111	90	108	121
Agriculture	20	89	65	—	—
Overdrafts	51	42	58	55	126
Total recoveries	212	754	460	983	343
Net (recoveries) charge-offs	331	(301)	458	1,475	1,419
Allowance for loan losses at end of period	$33,619	$16,202	$14,651	$12,859	$11,484
Ratio of allowance to end of period loans(2)	1.80%	0.95%	0.88%	0.95%	0.92%
Ratio of net (recoveries) charge-offs to average loans(1)	0.02%	-0.02%	0.03%	0.11%	0.12%

(1)

Includes average outstanding balances of loans held for sale of $6.0 million, $2.7 million, $1.7 million, $1.7 million and $3.0 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

(2)	Excludes loans held for sale of $5.5 million, $2.4 million, $1.8 million, $1.9 million and $2.6 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

We believe the successful execution of our expansion strategy through organic growth and strategic acquisitions is generally demonstrated by the upward trend in loan balances from December 31, 2016 to December 31, 2020. Loan balances, excluding loans held for sale, increased from $1.24 billion as of December 31, 2016, to $1.87 billion as of December 31, 2020. Total loans excluding PPP loans and loans held for sale were $1.73 billion as of December 31, 2020.  Net charge-offs have been minimal, representing on average 0.05% of average loan balances during the same period.

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

	As of December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
Commercial and industrial	$4,033	12.00%	$2,056	12.69%	$1,751	11.96%	$1,581	12.29%	$1,592	13.86%
Real estate:
Construction and development	4,735	14.08%	2,378	14.68%	1,920	13.10%	1,724	13.41%	1,161	10.11%
Commercial real estate	15,780	46.94%	6,853	42.30%	6,025	41.12%	4,585	35.66%	3,264	28.42%
Farmland	1,220	3.63%	570	3.52%	643	4.39%	523	4.07%	482	4.20%
1-4 family residential	6,313	18.78%	3,125	19.29%	2,868	19.58%	3,022	23.50%	3,960	34.48%
Multi-family residential	363	1.08%	409	2.52%	631	4.31%	629	4.89%	281	2.45%
Total real estate	28,411	84.51%	13,335	82.31%	12,087	82.50%	10,483	81.53%	9,148	79.66%
Consumer and overdrafts	936	2.78%	614	3.79%	575	3.92%	608	4.73%	591	5.15%
Agricultural	239	0.71%	197	1.21%	238	1.62%	187	1.45%	153	1.33%
Total allowance for loan losses	$33,619	100.00%	$16,202	100.00%	$14,651	100.00%	$12,859	100.00%	$11,484	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2020, the carrying amount of our investment securities totaled $380.8 million, an increase of $12.6 million, or 3.4%, compared to $368.2 million as of December 31, 2019. Investment securities represented 13.9% and 15.9% of total assets as of December 31, 2020 and December 31, 2019, respectively.

Our investment portfolio consists of securities classified as available for sale. During the first quarter of 2020, we transferred all of our investment securities classified as held to maturity to available for sale in order to provide maximum flexibility to address liquidity and capital needs that may result from COVID-19. We believe these transfers are allowable under existing GAAP due to the isolated, non-recurring and unusual events resulting from the pandemic.

As of December 31, 2020, securities available for sale totaled $380.8 million, which includes the transfer of securities from our held to maturity portfolio, as well as purchases of mortgage backed securities at a cost of $28.7 million, municipal securities at a cost of $22.3 million, and corporate securities at a cost of $11.0 million. As of December 31, 2019, securities available for sale and securities held to maturity totaled $212.7 million and $155.5 million, respectively. Held to maturity securities represented 42.2% of our investment portfolio as of December 31, 2019. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of December 31, 2020, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors; therefore the Company carried no ACL with respect to our securities portfolio at December 31, 2020.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$29,608	$1,382	$8	$30,982
Municipal securities	164,668	11,036	—	175,704
Mortgage-backed securities	104,210	3,041	87	107,164
Collateralized mortgage obligations	64,611	2,335	1	66,945
Total	$363,097	$17,794	$96	$380,795

	As of December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$19,667	$592	$—	$20,259
Municipal securities	155,196	5,286	11	160,471
Mortgage-backed securities	98,332	748	348	98,732
Collateralized mortgage obligations	92,475	1,256	17	93,714
Total	$365,670	$7,882	$376	$373,176

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of December 31, 2020 and December 31, 2019, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

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

	As of December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Corporate bonds	$—	—	$18,839	2.96%	$12,143	4.31%	$—	—	$30,982	3.49%
Municipal securities	4,154	2.84%	35,849	3.13%	51,823	3.39%	83,878	3.23%	175,704	3.25%
Mortgage-backed securities	170	3.37%	74,450	2.04%	22,104	2.05%	10,440	1.81%	107,164	2.02%
Collateralized mortgage obligations	9,641	1.49%	57,304	2.74%	—	—	—	—	66,945	2.56%
Total	$13,965	1.91%	$186,442	2.56%	$86,070	3.17%	$94,318	3.07%	$380,795	2.80%

	As of December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Corporate bonds	$1,018	2.79%	$12,496	2.87%	$6,745	3.47%	$—	—	$20,259	3.07%
Municipal securities	2,189	3.10%	31,497	3.02%	39,951	3.40%	82,127	3.07%	155,764	3.14%
Mortgage-backed securities	—	—	55,974	2.45%	42,573	2.67%	—	—	98,547	2.54%
Collateralized mortgage obligations	1,652	3.44%	91,952	2.70%	—	—	—	—	93,604	2.72%
Total	$4,859	3.15%	$191,919	2.69%	$89,269	3.05%	$82,127	3.07%	$368,174	2.87%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 6.22 years with an estimated effective duration of 2.92 years as of December 31, 2020.

As of December 31, 2020 and 2019, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.80% as of December 31, 2020, down from 2.87% as of December 31, 2019. The decline in average yield resulted primarily from decreases in yields on mortgage backed securities and collateralized mortgage obligations of 2.54% and 2.72% at December 31, 2019, respectively, to 2.02% and 2.56% at December 31, 2020, respectively. Municipal securities, mortgage backed securities and collateralized mortgage obligations comprised 46.1%, 28.1% and 17.6% of the total portfolio, respectively, as of December 31, 2020, and 42.3%, 26.8% and 25.4%, respectively, as of December 31, 2019.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average deposits for the year ended December 31, 2020 were $2.16 billion, an increase of $203.7 million, or 10.4%, compared to $1.96 billion for the year ended December 31, 2019. The majority of the deposit balance increase was due to the deposit of PPP proceeds into demand accounts at the Bank, as well as apparent changes in depositor spending habits during the year resulting from economic and other uncertainties due to COVID-19. The average rate paid on total interest-bearing deposits was 0.79% and 1.48% for the years ended December 31, 2020 and 2019, respectively. The decrease in average rates for 2020 was driven primarily by the Federal Reserve reducing rates starting during the third quarter of 2019, with further decreases in 2020 in response to the economic uncertainty due to COVID-19.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,
	2020		2019
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
NOW and interest-bearing demand accounts	$293,111	0.44%	$264,483	1.19%
Savings accounts	87,092	0.15%	71,940	0.30%
Money market accounts	642,239	0.47%	609,741	1.21%
Certificates and other time deposits	445,911	1.62%	514,051	2.11%
Total interest-bearing deposits	1,468,353	0.79%	1,460,215	1.48%
Noninterest-bearing demand accounts	696,454	—	500,895	—
Total deposits	$2,164,807	0.54%	$1,961,110	1.10%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2020 and 2019 was 32.2% and 25.5%, respectively.

Total deposits as of December 31, 2020 were $2.29 billion, an increase of $329.6 million, or 16.8%, compared to $1.96 billion as of December 31, 2019. The increase in 2020 was due primarily to the deposit of PPP proceeds into demand accounts at the Bank, as well as apparent changes in depositor spending habits during the year resulting from economic and other uncertainties due to COVID-19.

Noninterest-bearing deposits as of December 31, 2020 were $779.7 million compared to $525.9 million as of December 31, 2019, an increase of $253.9 million, or 48.3%.

Total savings and interest-bearing demand account balances as of December 31, 2020 were $1.51 billion, compared to $1.43 billion as of December 31, 2019, an increase of $75.7 million, or 5.3%.

The following table sets forth the amount of certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2020:

	As of December 31, 2020
(dollars in thousands)	Amount	Weighted Average Interest Rate
Under 3 months	$93,603	1.23%
3 to 6 months	38,225	0.74%
6 to 12 months	86,110	0.76%
12 to 24 months	36,050	1.22%
24 to 36 months	8,848	2.17%
36 to 48 months	2,821	2.26%
Over 48 months	644	1.20%
Total	$266,301	1.05%

Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in our primary market areas and their impact on interest paid on deposits, as well as the ongoing execution of our balance sheet management strategy. Cost of funds is calculated as total interest expense divided by average total deposits plus average total borrowings. Our cost of funds was 0.82% and 1.54% in 2020 and 2019, respectively. The decrease in our cost of funds for 2020 was primarily due to decreases in rates on interest-bearing deposits, which were 0.79% and 1.48% in 2020 and 2019, respectively, and maturities of higher rate certificates of deposit during the year. The decrease in average rates for 2020 was driven primarily by the Federal Reserve reducing rates starting during the third quarter of 2019, with further decreases in 2020 in response to the economic uncertainty due to COVID-19.

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2020 and 2019, total borrowing capacity of $476.5 million and $560.6 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within 4 years. As of December 31, 2020, approximately $1.37 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our FHLB borrowings as of the dates indicated:

(dollars in thousands)	FHLB Advances
December 31, 2020
Amount outstanding at year-end	$109,101
Weighted average interest rate at year-end	0.26%
Maximum month-end balance during the year	$150,613
Average balance outstanding during the year	$75,940
Weighted average interest rate during the year	0.54%

December 31, 2019
Amount outstanding at year-end	$55,118
Weighted average interest rate at year-end	1.69%
Maximum month-end balance during the year	$80,134
Average balance outstanding during the year	$58,070
Weighted average interest rate during the year	2.31%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2020 and 2019, $158.8 million and $178.7 million, respectively, was available under this arrangement. As of December 31, 2020, approximately $214.5 million in consumer and commercial and industrial loans was pledged as collateral. As of December 31, 2020 and 2019, no borrowings were outstanding under this arrangement.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and in March 2020, we renewed that line of credit. The line of credit bears interest at the prime rate (3.25% as of December 31, 2020) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2021. As of December 31, 2020, there was a $12.0 million outstanding balance on the line of credit. As of December 31, 2019, there was no outstanding balance on this line of credit with the correspondent bank.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events, such as COVID-19. For the years ended December 31, 2020 and 2019, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2020 and 2019, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $60.0 million in federal funds. There were no funds under these lines of credit outstanding as of December 31, 2020 and 2019. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

During the second quarter of 2020, we obtained a six-month advance of $100.0 million from the FHLB at a fixed interest rate of 0.25%, a maturity date of October 13, 2020 and no prepayment penalty, in order to provide additional liquidity for the SBA Paycheck Protection Program. The PPP loans generally self-funded with the proceeds of the loans deposited into noninterest bearing demand accounts at our Bank. As result, the $100.0 million advance was not necessary for liquidity and $50.0 million of the FHLB advance was repaid in June 2020, with the remaining $50.0 million repaid in early July 2020.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $2.57 billion for the year ended December 31, 2020 and $2.32 billion for the year ended December 31, 2019.

	For the Years Ended December 31,
	2020	2019
	Average	Average
Sources of Funds:
Deposits:
Noninterest-bearing	27.09%	21.60%
Interest-bearing	57.11%	62.97%
Advances from FHLB	2.95%	2.50%
Line of credit	0.26%	—
Subordinated debentures	0.67%	0.51%
Securities sold under agreements to repurchase	0.70%	0.47%
Accrued interest and other liabilities	0.96%	1.02%
Shareholders’ equity	10.26%	10.93%
Total	100.00%	100.00%
Uses of Funds:
Loans	71.72%	72.16%
Securities available for sale	13.17%	9.89%
Securities held to maturity	1.40%	6.86%
Nonmarketable equity securities	0.42%	0.49%
Federal funds sold	4.82%	1.89%
Interest-bearing deposits in other banks	5.70%	2.32%
Other noninterest-earning assets	2.77%	6.39%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	32.17%	25.54%
Average loans to average deposits	86.52%	86.13%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased 10.8% for the year ended December 31, 2020 compared to 2019. Our securities portfolio had a weighted average life of 6.22 years and an effective duration of 2.92 years as of December 31, 2020, and a weighted average life of 6.25 years and an effective duration of 3.47 years as of December 31, 2019. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of December 31, 2020, we had $324.3 million in outstanding commitments to extend credit and $8.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2019, we had $440.7 million in outstanding commitments to extend credit and $9.1 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2020 and 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2020, we had cash and cash equivalents of $351.8 million, compared to $90.7 million as of December 31, 2019. The increase was primarily due to an increase in federal funds sold of $173.6 million, and an increase in interest bearing deposits at other banks of $79.6 million.

Capital Resources

Total shareholders’ equity increased to $272.6 million as of December 31, 2020, compared to $261.6 million as of December 31, 2019, an increase of $11.1 million, or 4.2%, after giving effect to $8.6 million in dividends paid to common shareholders in 2020. This increase was primarily the result of an increase in net earnings and unrealized gains on securities and was partially offset by the repurchase of 658,607 shares of common stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See "Item 1. Business—Guaranty Bank & Trust, N.A.—Regulation and Supervision—Capital Adequacy Requirements” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2020 and 2019, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and learn more about the economic impacts of COVID-19, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated.

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk weighted assets)	$263,144	13.20%	$253,793	13.29%
Tier 1 capital (to risk weighted assets)	238,115	11.94%	237,591	12.44%
Tier 1 capital (to average assets)	238,115	9.13%	237,591	10.29%
Common equity tier 1 risk-based capital	227,805	11.43%	227,281	11.90%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$285,490	14.32%	$249,643	13.07%
Tier 1 capital (to risk weighted assets)	260,459	13.06%	233,441	12.22%
Tier 1 capital (to average assets)	260,459	9.99%	233,441	10.11%
Common equity tier 1 risk-based capital	260,459	13.06%	233,441	12.22%

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

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. $500,000 was paid off in November of 2020. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2020 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of December 31, 2020
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$306,760	$64,012	$7,878	$—	$378,650
Advances from FHLB	101,601	1,500	6,000	—	109,101
Subordinated debentures	—	5,500	4,000	10,310	19,810
Operating leases	1,683	3,079	3,059	5,718	13,539
Total	$410,044	$74,091	$20,937	$16,028	$521,100

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

	As of December 31, 2020
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$3,308	$1,750	$375	$3,055	$8,488
Commitments to extend credit	177,764	67,738	10,154	68,620	324,276
Total	$181,072	$69,488	$10,529	$71,675	$332,764

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of January 1, 2020, the adoption date of ASC 326, and as of December 31, 2020, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of December 31, 2020.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) the collateral has not been damaged or impaired; (v) the project remains on budget and in compliance with all laws and regulations; and (vi) all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements upon adoption of ASC 326 or as of December 31, 2020.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Tangible Common Equity
Total shareholders’ equity, including KSOP- owned shares	$272,643	$261,551	$244,583	$207,345	$141,914
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)	(18,742)	(18,742)
Core deposit intangible, net	(2,999)	(3,853)	(4,706)	(2,724)	(3,308)
Total tangible common equity	$237,484	$225,538	$207,717	$185,879	$119,864
Common shares outstanding(1)	10,935,415	11,547,443	11,829,868	11,058,956	8,751,923
Book value per common share	$24.93	$22.65	$20.68	$18.75	$16.22
Tangible book value per common share	$21.72	$19.53	$17.56	$16.81	$13.70

(1)

Excludes the dilutive effect, if any, of 32,781, 66,202, 90,940, 82,529, and 8,066 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

Tangible book value per share increased from 2019 to 2020 primarily due to an increase in our total shareholders’ equity as a result of earnings and unrealized gains on securities, and by the repurchase of 658,607 shares of common stock during the year ended December 31, 2020.

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate tangible common equity as described above and tangible assets as total assets less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common shareholders’ equity to total assets.

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

The following table reconciles, as of the dates set forth below, total tangible common equity and total assets to tangible assets:

	As of December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Tangible Common Equity
Total shareholders’ equity, including KSOP- owned shares	$272,643	$261,551	$244,583	$207,345	$141,914
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)	(18,742)	(18,742)
Core deposit intangible, net	(2,999)	(3,853)	(4,706)	(2,724)	(3,308)
Total tangible common equity	$237,484	$225,538	$207,717	$185,879	$119,864
Tangible Assets
Total assets	$2,740,832	$2,318,444	$2,266,970	$1,962,624	$1,828,336
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)	(18,742)	(18,742)
Core deposit intangible, net	(2,999)	(3,853)	(4,706)	(2,724)	(3,308)
Total tangible assets	$2,705,673	$2,282,431	$2,230,104	$1,941,158	$1,806,286
Tangible Common Equity to Tangible Assets	8.78%	9.88%	9.31%	9.58%	6.64%

Core Earnings and Other COVID-19 Adjusted Measures. The following tables reconcile, as of and for the dates set forth below, various metrics impacted by the effects of COVID-19 on reported data (dollars in thousands, except per share data).

Net Core Earnings and Net Core Earnings per Common Share

	For The Years Ended December 31,
(in thousands)	2020	2019
Net earnings	$27,402	$26,279
Adjustments:
Provision for credit losses	13,200	1,250
Income tax provision	5,895	5,778
PPP loans, including fees	(6,270)	—
Net interest expense on PPP-related borrowings	34	—
Net core earnings	$40,261	$33,307

Weighted-average common shares outstanding, basic	11,108,564	11,638,897
Earnings per common share, basic	$2.47	$2.26
Net core earnings per common share, basic	3.62	2.86

Net Core Earnings to Average Assets, as Adjusted, and Average Equity

	For The Years Ended December 31,
(in thousands)	2020	2019
Net core earnings	$40,261	$33,307
Total average assets	$2,571,003	$2,318,939
Adjustments:
PPP loans average balance	(138,291)	—
Excess fed funds sold due to PPP-related borrowings	(22,951)	—
Total average assets, adjusted	$2,409,761	$2,318,939
Net core earnings to average assets, as adjusted	1.67	1.44
Total average equity	$263,766	$253,523
Net core earnings to average equity	15.26	13.14

Total Non-Performing Assets to Total Loans, Excluding PPP

	For The Years Ended December 31,
(in thousands)	2020	2019
Total loans(1)(2)	$1,866,819	$1,706,395
Adjustments:
PPP loans balance	(139,808)	—
Total loans, excluding PPP(1)(2)	$1,727,011	$1,706,395

Total non-performing assets	$13,115	$12,257

Non-performing assets as a percentage of:
Total loans(1)(2)	0.70%	0.72%
Total loans, excluding PPP(1)(2)	0.76	0.72

(1) Excludes outstanding balances of loans held for sale of $5.5 million and $2.4 million as of December 31, 2020 and 2019, respectively.
(2) Excludes deferred loan (fees) costs of $(1.5) million and $601,000 as of December 31, 2020 and 2019, respectively.

Total Interest-Earning Assets and Borrowings, net of PPP Effects

	For The Year Ended December 31, 2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$2,404,779	$103,042	4.28%

Total loans	1,872,914	93,335	4.98
Adjustments:
PPP loans average balance and net fees(1)	(138,291)	(6,270)	4.53
Total loans, net of PPP effects	$1,734,623	$87,065	5.02%

Total interest-bearing deposits in other banks	146,659	514	0.35
Adjustments:
Excess fed funds sold due to PPP-related borrowings	(22,951)	(23)	0.10
Total interest-bearing deposits in other banks, net of PPP effects	$123,708	$491	0.40%

Total interest-earning assets, net of PPP effects	$2,243,537	$96,749	4.31%

Total advances from FHLB and fed funds purchased	75,940	470	0.62
Interest expense adjustment:
PPP-related FHLB borrowings	(22,951)	(57)	0.25
Total advances from FHLB and fed funds purchased, net of PPP effects	$52,989	$413	0.78%

(1) Interest earned consists of interest income of $1.4 million and net origination fees recognized in earnings of $4.9 million for the year ended December 31, 2020.

Net Interest Income and Net Interest Margin, Net of PPP Effects

	For The Year Ended December 31, 2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Net interest income		$89,982
Adjustments:
PPP-related interest income		(1,404)
PPP-related net origination fees		(4,866)
Excess fed funds sold due to PPP-related borrowings		(23)
PPP-related FHLB borrowings		57
Net interest income, net of PPP effects		$83,746

Total interest-earning assets	$2,404,779
Total interest-earning assets, net of PPP effects	2,243,537

Net interest margin			3.74%
Net interest margin, net of PPP effects			3.73%

Efficiency Ratio, Net of PPP Effects

Year Ended December 31, 2020
Total noninterest expense	$66,522
Adjustments:
PPP-related deferred costs	862
Total noninterest expense, net of PPP effects	$67,384

Net interest income	89,982
Net interest income, net of PPP effects	83,746

Noninterest income	$23,037

Efficiency ratio(1)	58.86%
Efficiency ratio, net of PPP effects(2)	63.10

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

Allowance to Total Loans, as Adjusted

	For The Years Ended December 31,
	2020	2019
Total loans	$1,866,819	$1,706,395
Adjustments:
PPP loans balance	(139,808)	—
Total loans, adjusted	$1,727,011	$1,706,395

Balance at beginning of period	$16,202	$14,651
Impact of adopting ASC 326	4,548	—
Loans charged-off	(543)	(453)
Recoveries	212	754
Provision for credit loss expense	13,200	1,250
Balance at end of period	$33,619	$16,202

Allowance for credit losses / period-end loans	1.80%	0.95%
Allowance for credit losses / period-end loans, as adjusted	1.95%	0.95%

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	December 31, 2020		December 31, 2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	4.40%	5.04%	0.25%	(0.85)%
+200	2.62%	4.45%	0.30%	1.17%
+100	1.42%	3.35%	0.14%	0.93%
Base	—	—	—	—
-100	(1.92)%	3.96%	(1.78)%	(7.11)%

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

Quarterly Financial Information

The following tables present certain unaudited consolidated quarterly financial information regarding the Company's results of operations for each of the eight consecutive quarters in the fiscal years of 2020 and 2019.  This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments necessary for a fair presentation when read in conjunction with the Company's consolidated financial statements and notes thereto as of and for the years ended December 31, 2020 and 2019 appearing elsewhere in this Annual Report on Form 10-K.

	2020
(dollars in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$26,253	$24,956	$26,581	$25,252
Interest expense	2,301	2,677	3,399	4,683
Net interest income	23,952	22,279	23,182	20,569
Provision for credit losses	—	(300)	12,100	1,400
Net interest income after provision for credit losses	23,952	22,579	11,082	19,169
Noninterest income	6,426	6,663	4,987	4,961
Noninterest expense	18,173	16,758	15,184	16,407
Income tax provision	2,290	2,350	(190)	1,445
Net earnings	$9,915	$10,134	$1,075	$6,278
Earnings per common share, basic	$0.90	$0.92	$0.10	$0.55
Earnings per common share, diluted	$0.90	$0.92	$0.10	$0.55

	2019
(dollars in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$25,848	$25,853	$25,553	$25,307
Interest expense	5,354	5,770	6,267	6,300
Net interest income	20,494	20,083	19,286	19,007
Provision for loan losses	—	100	575	575
Net interest income after provision for loan losses	20,494	19,983	18,711	18,432
Noninterest income	4,674	4,616	4,110	3,562
Noninterest expense	16,226	15,435	15,394	15,470
Income tax provision	1,573	1,634	1,384	1,187
Net earnings	$7,369	$7,530	$6,043	$5,337
Earnings per common share, basic	$0.64	$0.65	$0.52	$0.45
Earnings per common share, diluted	$0.63	$0.65	$0.52	$0.45

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

Changes in internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Whitley Penn LLP, an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2020, 2019 and 2018 included in this Annual Report on Form 10‑K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10‑K does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.

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

Repurchases under this program were temporarily suspended in April of 2020 in light of the uncertainties presented by the COVID-19 pandemic and surrounding events. At the time that the stock repurchase program was temporarily suspended, the Company had repurchased 315,509 shares under the stock repurchase program. The Company’s Board of Directors approved the resumption of the stock repurchase program in September of 2020.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 19, 2021, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 19, 2021, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item related to security ownership of certain beneficial owners and management is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 19, 2021, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 19, 2021, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 19, 2021, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

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

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2020 and 2019;
•	Consolidated Statements of Earnings for the Years Ended December 31, 2020, 2019 and 2018;
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018;
•	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2020, 2019 and 2018;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018;
•	Notes to Consolidated Financial Statements.

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

4.2

Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to Guaranty Bancshares, Inc.’s Annual Report on Form 10-K filed with the SEC on March 13, 2020, file number 001-38087).

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

10.19

Form of Debenture issued by Guaranty Bancshares, Inc. in May 2020 (incorporated by reference to Exhibit 4.1 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on May 1, 2020, file number 001-38087).

Exhibit No.	Description
21.1	List of Subsidiaries of Guaranty Bancshares, Inc.*
23.1	Consent of Whitley Penn LLP*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
†	Represents a management contract or a compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2021	GUARANTY BANCSHARES, INC.

	By:	/s/ Tyson T. Abston
	Name:	Tyson T. Abston
	Title:	Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tyson T. Abston	Chairman and Chief Executive Officer	3/12/2021
Tyson T. Abston	(Principal Executive Officer)

/s/ Clifton A. Payne	Senior Executive Vice President and Chief Financial Officer	3/12/2021
Clifton A. Payne	(Principal Financial and Accounting Officer)

/s/ Kirk L. Lee	President	3/12/2021
Kirk L. Lee

/s/ Randall R. Kucera	Vice President and General Counsel	3/12/2021
Randall R. Kucera

/s/ Richard W. Baker	Director	3/12/2021
Richard W. Baker

/s/ Jeffrey W. Brown	Director	3/12/2021
Jeffrey W. Brown

/s/ James S. Bunch	Director	3/12/2021
James S. Bunch

/s/ Molly S. Curl	Director	3/12/2021
Molly S. Curl

/s/ Bradley K. Drake	Director	3/12/2021
Bradley K. Drake

/s/ Christopher B. Elliott	Director	3/12/2021
Christopher B. Elliott

/s/ Carl Johnson, Jr.	Director	3/12/2021
Carl Johnson, Jr.

/s/ James M. Nolan, Jr.	Director	3/12/2021
James M. Nolan, Jr.

/s/ William D. Priefert	Director	3/12/2021
William D. Priefert

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Guaranty Bancshares, Inc. as of December 31, 2020 and 2019 and for each of the three years ending December 31, 2020, 2019 and 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Guaranty Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Adoption of ASU 2016-13

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments.

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

Plano, Texas

March 12, 2021

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

	2020	2019
ASSETS
Cash and due from banks	$47,836	$39,907
Federal funds sold	218,825	45,246
Interest-bearing deposits	85,130	5,561
Total cash and cash equivalents	351,791	90,714
Securities available for sale	380,795	212,716
Securities held to maturity	—	155,458
Loans held for sale	5,542	2,368
Loans, net of allowance for credit losses of $33,619 and $16,202, respectively	1,831,737	1,690,794
Accrued interest receivable	9,834	9,151
Premises and equipment, net	55,212	53,431
Other real estate owned	404	603
Cash surrender value of life insurance	35,510	34,495
Core deposit intangible, net	2,999	3,853
Goodwill	32,160	32,160
Other assets	34,848	32,701
Total assets	$2,740,832	$2,318,444
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$779,740	$525,865
Interest-bearing	1,506,650	1,430,939
Total deposits	2,286,390	1,956,804
Securities sold under agreements to repurchase	15,631	11,100
Accrued interest and other liabilities	25,257	23,061
Line of credit	12,000	—
Federal Home Loan Bank advances	109,101	55,118
Subordinated debentures	19,810	10,810
Total liabilities	2,468,189	2,056,893
Commitments and contingencies (see Note 17)
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 12,951,676 and 12,905,097 shares issued, and 10,935,415 and 11,547,443 shares outstanding, respectively	12,952	12,905
Additional paid-in capital	188,032	186,692
Retained earnings	113,449	98,239
Treasury stock, 2,016,261 and 1,357,654 shares at cost	(51,419)	(34,492)
Accumulated other comprehensive income (loss)	9,629	(1,793)
Total shareholders' equity	272,643	261,551
Total liabilities and shareholders' equity	$2,740,832	$2,318,444

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands, except per share data)

	2020	2019	2018
Interest income
Loans, including fees	$93,335	$90,980	$77,170
Securities
Taxable	4,565	5,916	6,317
Nontaxable	4,189	3,830	3,770
Federal funds sold and interest-bearing deposits	953	1,835	1,201
Total interest income	103,042	102,561	88,458

Interest expense
Deposits	11,624	21,611	16,941
FHLB advances and federal funds purchased	470	1,389	1,865
Subordinated debentures	702	648	687
Other borrowed money	264	43	49
Total interest expense	13,060	23,691	19,542

Net interest income	89,982	78,870	68,916
Provision for credit losses	13,200	1,250	2,250
Net interest income after provision for credit losses	76,782	77,620	66,666

Noninterest income
Service charges	3,064	3,715	3,600
Net realized loss on securities transactions	—	(22)	(50)
Net realized gain on sale of loans	6,834	2,850	2,308
Other income	13,139	10,419	9,445
Total noninterest income	23,037	16,962	15,303

Noninterest expense
Employee compensation and benefits	37,193	35,907	32,122
Occupancy expenses	10,220	9,834	8,398
Other expenses	19,109	16,784	16,254
Total noninterest expense	66,522	62,525	56,774

Income before income taxes	33,297	32,057	25,195
Income tax provision	5,895	5,778	4,599
Net earnings	$27,402	$26,279	$20,596
Basic earnings per share	$2.47	$2.26	$1.78
Diluted earnings per share	$2.46	$2.25	$1.77

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020	2019	2018
Net earnings	$27,402	$26,279	$20,596
Other comprehensive income (loss):
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	12,929	9,474	(3,543)
Unrealized gains on held to maturity securities transferred to available for sale	2,265	—	—
Amortization of net unrealized gains on held to maturity securities	46	18	32
Reclassification adjustment for net losses included in net earnings	—	22	50
Tax effect	(3,193)	(2,012)	734
Unrealized gains (losses) on securities, net of tax	12,047	7,502	(2,727)
Unrealized holding (losses) gains arising during the period on interest rate swaps	(625)	(133)	178
Total other comprehensive income (loss)	11,422	7,369	(2,549)
Comprehensive income	$38,824	$33,648	$18,047

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	$—	$11,921	$155,601	$66,037	$(20,087)	$(6,127)	$207,345
Net earnings	—	—	—	20,596	—	—	20,596
Other comprehensive loss	—	—	—	—	—	(2,549)	(2,549)
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	486	—	(486)	—
Exercise of stock options	—	14	313	—	—	—	327
Purchase of treasury stock	—	—	—	—	(4,265)	—	(4,265)
Issuance of common stock	—	900	28,668	—	—	—	29,568
Stock based compensation	—	—	592	—	—	—	592
Dividends:
Common - $0.60 per share	—	—	—	(7,031)	—	—	(7,031)
Balance at December 31, 2018	—	12,835	185,174	80,088	(24,352)	(9,162)	244,583
Net earnings	—	—	—	26,279	—	—	26,279
Other comprehensive income	—	—	—	—	—	7,369	7,369
Exercise of stock options	—	39	886	—	—	—	925
Purchase of treasury stock	—	—	—	—	(10,140)	—	(10,140)
Restricted stock grants	—	31	(31)	—	—	—	—
Stock based compensation	—	—	663	—	—	—	663
Dividends:
Common - $0.70 per share	—	—	—	(8,128)	—	—	(8,128)
Balance at December 31, 2019	—	12,905	186,692	98,239	(34,492)	(1,793)	261,551
Impact of adoption of ASC 326, net of tax of $955	—	—	—	(3,593)	—	—	(3,593)
Net earnings	—	—	—	27,402	—	—	27,402
Other comprehensive income	—	—	—	—	—	11,422	11,422
Exercise of stock options	—	27	611	—	—	—	638
Purchase of treasury stock	—	—	—	—	(16,927)	—	(16,927)
Restricted stock grants	—	20	(20)	—	—	—	—
Stock based compensation	—	—	749	—	—	—	749
Dividends:
Common - $0.78 per share	—	—	—	(8,599)	—	—	(8,599)
Balance at December 31, 2020	$—	$12,952	$188,032	$113,449	$(51,419)	$9,629	$272,643

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020	2019	2018
Cash flows from operating activities
Net earnings	$27,402	$26,279	$20,596
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	4,117	3,886	3,400
Amortization	1,349	1,378	1,228
Deferred taxes	(3,056)	(534)	68
Premium amortization, net of discount accretion	3,988	3,820	4,210
Net realized loss on securities transactions	—	22	50
Gain on sale of loans	(6,834)	(2,850)	(2,308)
Gain on sale of branch operations	—	—	(830)
Provision for credit losses	13,200	1,250	2,250
Origination of loans held for sale	(161,169)	(76,011)	(70,841)
Proceeds from loans held for sale	164,829	78,288	73,250
Write-down of other real estate and repossessed assets	358	343	407
Net loss (gain) on sale of premises, equipment, other real estate owned and other assets	37	78	(133)
Stock based compensation	749	663	592
Net change in accrued interest receivable and other assets	(3,908)	(16,698)	(5,955)
Net change in accrued interest payable and other liabilities	1,459	12,132	2,230
Net cash provided by operating activities	42,521	32,046	28,214

Cash flows from investing activities
Securities available for sale:
Purchases	(662,046)	(706,238)	(429,762)
Proceeds from sales	—	3,957	411,796
Proceeds from maturities and principal repayments	657,653	730,272	27,093
Securities held to maturity:
Proceeds from maturities and principal repayments	3,024	5,646	9,331
Cash paid in connection with acquisitions	—	—	(6,423)
Cash received from acquired banks	—	—	24,927
Net originations of loans	(159,357)	(46,940)	(146,531)
Purchases of premises and equipment	(5,902)	(5,090)	(2,833)
Proceeds from sale of premises, equipment, other real estate owned and other assets	860	653	3,668
Net cash used in investing activities	(165,768)	(17,740)	(108,734)

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020	2019	2018
Cash flows from financing activities
Net change in deposits	329,586	85,324	13,739
Net change in securities sold under agreements to repurchase	4,531	(1,128)	(651)
Proceeds from FHLB advances	390,000	260,500	391,000
Repayment of FHLB advances	(336,017)	(320,518)	(331,517)
Proceeds from line of credit	30,000	—	—
Repayment of line of credit	(18,000)	—	—
Proceeds from issuance of debentures	10,000	—	—
Repayments of debentures	(1,000)	(2,000)	(1,000)
Purchase of treasury stock	(16,927)	(10,140)	(4,265)
Exercise of stock options	638	925	327
Cash dividends	(8,487)	(8,065)	(7,031)
Net cash provided by financing activities	384,324	4,898	60,602
Net change in cash and cash equivalents	261,077	19,204	(19,918)
Cash and cash equivalents at beginning of period	90,714	71,510	91,428
Cash and cash equivalents at end of period	$351,791	$90,714	$71,510

Supplemental disclosures of cash flow information
Interest paid	$13,898	$23,700	$18,813
Income taxes paid	8,245	5,536	5,218

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	2,188	2,076	2,013
Transfer of loans to other real estate owned and repossessed assets	666	340	1,304
Common stock issued in acquisitions	—	—	29,568

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

Non-Bank Investments: Guaranty Bank & Trust has six wholly-owned non-bank subsidiaries, Guaranty Company, Inc., G B Com, Inc., 2800 South Texas Avenue LLC, White Oak Aviation, LLC, Pin Oak Realty Holdings, Inc. and Pin Oak Asset Management, LLC (formerly Pin Oak Energy, LLC). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Management evaluates securities that are in an unrealized loss position for credit-related factors, in order to determine if an allowance for credit losses is required. This evaluation is performed on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, any previous allowance for credit loss is written off and the amortized cost basis of the securities is written down to fair value, through earnings. For debt securities that do not meet the aforementioned criteria, management will determine if the decline in fair value has resulted from a credit loss or other factors and apply the following: 1) recognize an allowance for credit loss by a charge to earnings for the credit-related component of the decline in fair value (subject to a floor of the excess of the amortized cost over fair value) and 2) recognize the noncredit-related component of the fair value decline, if any, in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. To the extent that expected cash flows improve, the standard permits reversal of allowance amounts in the current period earnings.

Non-marketable Securities: Other securities, such as stock in the Independent Bankers Financial Corporation, the Federal Reserve Bank, and the Federal Home Loan Bank are accounted for on the cost basis and are carried in other assets. Stock in Valesco Commerce Street Capital, L.P., Valesco Fund II, L.P., Independent Bankers Capital Fund II, L.P., Independent Bankers Capital Fund III, L.P., and Lightspring Capital I, L.P. are accounted for on the cost basis in other assets.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for credit losses, discounts and any deferred fees or costs on originated loans. Interest income was reported on the level-yield interest method and included amortization of net deferred loan fees and costs over the loan term.

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

Certain Acquired Loans: Under the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 326, “Financial Instruments – Credit Losses”, loans purchased as part of a business combination that have evidence of credit deterioration since their origination date are to be recorded at amortized cost with an associated allowance for the expected credit loss at the date of the purchase. During 2018, the Company acquired a group of loans through the acquisition of Westbound Bank (“Westbound”), as described in Note 2. These acquired loans were recorded at their estimated fair value at the acquisition date, and were initially classified as purchased non-impaired loans (“acquired performing loans”). As such, none of these loans were subject to conversion to purchased credit deteriorated (“PCD”) when ASC 326 became effective for reporting periods beginning in 2020.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

These acquired performing loans are accounted for under ASC 310-20, “Nonrefundable Fees and Other Costs”. Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, and portions of the accretable difference may be delayed or suspended if management deems appropriate. The Company’s policy for determining when to discontinue accruing interest on acquired performing loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described above.

Allowance for Credit Losses:

Available for Sale Debt Securities

For available for sale debt securities in an unrealized loss position, the Company first assesses whether or not it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the securities amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected are less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provisions for or reversal of credit loss expense. Losses are charged against the allowance when management believes an available for sale security is uncollectible or when either of the criteria regarding intent to sell or required to sell is met. Accrued interest receivable on available for sale debt securities is excluded from the estimate of credit losses.

Loans

The allowance for credit losses (referred to as the “ACL” for the year ended December 31, 2020 and synonymous with the allowance for loan losses for prior periods) is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected over the lifetime of the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Recoveries do not exceed the amount expected to be charged-off, including any amounts previously charged-off. Subsequent recoveries, if any, are credited to the allowance.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable economic forecasts. We use the weighted-average remaining maturity method (“WARM” method) as the basis for the estimation of expected credit losses. The WARM method uses a historical average annual charge-off rate. This average annual charge-off rate contains loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a segment at the balance sheet date. The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate. The calculation of the unadjusted historical charge-off rate is then adjusted for current conditions and for reasonable and supportable economic forecast periods. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix,

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors.

The allowance for credit losses is measured on a collective (pool or segment) basis when similar risk characteristics exist. Our loan portfolio segments include both regulatory call report codes and by internally identified risk ratings for our commercial loan segments and by delinquency status for our consumer loan segments. We also have separately identified our mortgage warehouse loans, internally originated SBA loans, SBA loans acquired from Westbound Bank in 2018 and loans originated under the Paycheck Protection Program (“PPP”) for inherent risk analysis. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

SBA – Originated Loans

The SBA – originated loans segment consists of loans that are partially guaranteed by the SBA and were originated and underwritten by Bank loan officers. Risks inherent in this portfolio include increases in interest rates due to variable rate structures, generally lower levels of borrower equity or net worth, fluctuations in real estate values and changes in the local and national economy.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are excluded from the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Construction and development:

In assessing the credit quality of construction loans, management considers the ability of the borrower to make principal and interest payments in the event that they are unable to sell the completed structure to be a primary credit quality indicator. For real estate development loans, management also considers the likelihood of the successful sale of the constructed properties in the development.

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

In response to the COVID-19 pandemic, the Bank provided financial relief to many of its customers through a 3-month principal and interest payment deferral program or an up to 6-month interest only program. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act and the April 7, 2020 Interagency guidance, these loan modifications, and certain subsequent modifications, are not considered to be troubled debt restructurings.

Reserve for Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on off balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Maintenance, repairs and minor improvements are charged to noninterest expense as incurred. The following table provides a summary of the estimated useful life of the different fixed asset classes as stated in the policy:

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

Restrictions on Cash: The Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2020 and 2019. Deposits held with the Federal Reserve Bank earn interest.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the previous incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted CECL on January 1, 2020. The day one impact of adopting CECL resulted in an allowance increase of $4,548, or 28.1%, from December 31, 2019. The day one increase was primarily due to recognizing expected lifetime losses in the portfolio and adding an economic forecast based upon our assumptions on January 1, 2020. The Company added $13,200 to the provision for loan losses subsequent to the day one effect, through the year ended December 31, 2020, compared to $1,250 for the year ended December 31, 2019 and $2,250 for the year ended December 31, 2018. The significant increase in the ACL provision during the year end December 31, 2020 resulted primarily from changes in our CECL model assumptions as a result of COVID-19. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (“OBS”) credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a decrease to retained earnings of $3,593, net of tax effects of $955, as of

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

January 1, 2020 for the cumulative effect of adopting ASC 326. The adoption of ASU 2016-13 did not have a significant impact on our regulatory capital ratios.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. The Company used the latter approach. The Company adopted Topic 842 in the first quarter of 2019, and recorded assets and liabilities each increased by approximately $12.0 million as it relates to operating leases in which we are the lessee. The adoption of this standard has had a significant effect on the Company's consolidated balance sheet but does not materially affect the consolidated statement of earnings. Refer to Note 13 for more information.

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

The majority of the Company's revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as loans, letters of credit, loan processing fees and investment securities, as well as revenue related to mortgage banking activities, and BOLI, as these activities are subject to other accounting guidance. Descriptions of revenue-generating activities that are within the scope of Topic 606, and are presented in the accompanying Consolidated Statements of Earnings as components of noninterest income, are as follows:

•

Deposit services. Service charges on deposit accounts include fees for banking services provided, overdrafts and non-sufficient funds. Revenue is generally recognized as incurred in accordance with published deposit account agreements for retail accounts or contractual agreements for commercial accounts.

•

Merchant and debit card fees. Merchant and debit card fees includes interchange income that is generated by our customers’ usage and volume of activity. Interchange rates are not controlled by the Company, which effectively acts as processor that collects and remits payments associated with customer debit card transactions. Merchant service revenue is derived from third party vendors that process credit card transactions on behalf of our merchant customers. Merchant services revenue is recognized as incurred and is primarily comprised of residual fee income based on the referred merchant’s processing volumes and/or margin.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

•

Fiduciary income. Trust income includes fees and commissions from investment management, administrative and advisory services primarily for individuals, and to a lesser extent, partnerships and corporations. Investment management income is recognized on an accrual basis at the time the services are performed and when we have a right to invoice and are based on either the market value of the assets managed or the services provided. Administrative and advisory services income is recognized as incurred.

•

Other noninterest income. Other noninterest income includes among other things, mortgage loan origination fees, wire transfer fees, stop payment fees, loan administration fees and mortgage warehouse lending fees. The majority of these fees in other noninterest income are not subject to the requirements of ASC 606. Fees that are within the scope of ASC 606 are generally received and recognized as revenue at the time the performance obligations are met.

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

The following tables summarize the amortized cost and fair value of securities available for sale as of December 31, 2020, and the amortized cost and fair value of securities held to maturity and available for sale, respectively, as of December 31, 2019 and the corresponding amounts of gross unrealized gains and losses:

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,608	$1,382	$8	$30,982
Municipal securities	164,668	11,036	—	175,704
Mortgage-backed securities	104,210	3,041	87	107,164
Collateralized mortgage obligations	64,611	2,335	1	66,945
Total available for sale	$363,097	$17,794	$96	$380,795

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$19,667	$592	$—	$20,259
Municipal securities	16,780	576	8	17,348
Mortgage-backed securities	83,967	550	335	84,182
Collateralized mortgage obligations	89,798	1,146	17	90,927
Total available for sale	$210,212	$2,864	$360	$212,716

Held to maturity:
Municipal securities	$138,416	$4,710	$3	$143,123
Mortgage-backed securities	14,365	198	13	14,550
Collateralized mortgage obligations	2,677	110	—	2,787
Total held to maturity	$155,458	$5,018	$16	$160,460

For the year ended December 31, 2020, management evaluated impairment on securities in accordance with ASC 326, which is described further below. There was no impairment for which an allowance for credit losses was recorded for the year ended December 31, 2020.

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of December 31, 2020, for which no allowance for credit losses has been recorded, and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2020	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(8)	$2,493	$—	$—	$(8)	$2,493
Mortgage-backed securities	(87)	25,775	—	—	(87)	25,775
Collateralized mortgage obligations	—	—	(1)	106	(1)	106
Total available for sale	$(95)	$28,268	$(1)	$106	$(96)	$28,374

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2019	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Municipal securities	$(8)	$1,138	$—	$—	$(8)	$1,138
Mortgage-backed securities	(25)	19,421	(310)	42,116	(335)	61,537
Collateralized mortgage obligations	—	—	(17)	2,594	(17)	2,594
Total available for sale	$(33)	$20,559	$(327)	$44,710	$(360)	$65,269

Held to maturity:
Municipal securities	$(1)	$1,313	$(2)	$759	$(3)	$2,072
Mortgage-backed securities	—	—	(13)	7,032	(13)	7,032
Total held to maturity	$(1)	$1,313	$(15)	$7,791	$(16)	$9,104

There were seven investments in an unrealized loss position with no recorded allowance for credit losses at December 31, 2020. Six of the seven securities in a loss position were composed of government backed mortgage backed securities or collateralized mortgage obligations. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. Government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized loss on the securities as of December 31, 2020 is not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (“GNMA”).

As of December 31, 2020, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $314,962 and $278,318 at December 31, 2020 and 2019, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of available for sale securities and the associated gains and losses are listed below:

	2020	2019	2018
Proceeds from sales	$—	$3,957	$411,796
Gross gains	—	—	4
Gross losses	—	(22)	(54)

There were no held to maturity securities sold during the years ended December 31, 2020, 2019 or 2018.

The contractual maturities at December 31, 2020 of available for sale securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale
December 31, 2020	Amortized Cost	Estimated Fair Value
Due within one year	$4,139	$4,154
Due after one year through five years	52,050	54,688
Due after five years through ten years	60,132	63,966
Due after ten years	77,955	83,878
Mortgage-backed securities	104,210	107,164
Collateralized mortgage obligations	64,611	66,945
Total Securities	$363,097	$380,795

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes our loan portfolio by type of loan at December 31:

	2020	2019
Commercial and industrial	$445,771	$279,583
Real estate:
Construction and development	270,407	280,498
Commercial real estate	594,216	567,360
Farmland	78,508	57,476
1-4 family residential	389,096	412,166
Multi-family residential	21,701	37,379
Consumer	51,044	53,245
Agricultural	15,734	18,359
Overdrafts	342	329
Total loans(1)	1,866,819	1,706,395
Net of:
Deferred loan (fees) costs, net	(1,463)	601
Allowance for credit losses	(33,619)	(16,202)
Total net loans(1)	$1,831,737	$1,690,794

(1) Excludes accrued interest receivable on loans of $7.0 million and $6.4 million as of December 31, 2020 and 2019, respectively, which is presented separately on the consolidated balance sheets.

The Company has entered into transactions, at prevailing market rates and terms, with certain directors, executive officers, significant shareholders and their affiliates. Loans to such related parties at December 31, 2020 and 2019, totaled $52,559 and $33,663, respectively. Unfunded commitments to such related parties at December 31, 2020 totaled $15,503.

Loans to principal officers, directors, and their affiliates during the year ended December 31, 2020, was as follows:

December 31, 2020
Beginning balance	$33,663
New loans	58,154
Effect of changes in composition of related parties	(39)
Repayments	(39,219)
Ending balance	$52,559

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Allowance for Credit Losses

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

The following tables present the activity in the ACL by segment of loans for the years ended December 31, 2020, 2019 and 2018:

For the Year Ended December 31, 2020	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202
Impact of adopting ASC 326	546	323	2,228	26	1,339	(50)	72	73	(9)	4,548
Provision for credit losses	1,398	2,034	6,698	624	1,915	4	373	(33)	187	13,200
Loans charged-off	(68)	—	—	—	(68)	—	(155)	(18)	(234)	(543)
Recoveries	101	—	1	—	2	—	37	20	51	212
Ending balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619

For the Year Ended December 31, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Provision for loan losses	(117)	458	827	(73)	268	(222)	(2)	(41)	152	1,250
Loans charged-off	(86)	—	—	—	(14)	—	(72)	(89)	(192)	(453)
Recoveries	508	—	1	—	3	—	111	89	42	754
Ending balance	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202

For the Year Ended December 31, 2018	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$1,581	$1,724	$4,585	$523	$3,022	$629	$602	$187	$6	$12,859
Provision for loan losses	426	196	1,472	120	(196)	2	127	(12)	115	2,250
Loans charged-off	(367)	—	(33)	—	(93)	—	(254)	(2)	(169)	(918)
Recoveries	111	—	1	—	135	—	90	65	58	460
Ending balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio for each class of loans, by year of origination and risk rating, as of December 31, 2020:

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$278,687	$30,563	$12,860	$4,366	$6,131	$16,294	$90,074	$438,975
Special mention	124	119	222	4,040	1,324	—	—	5,829
Substandard	—	307	540	50	43	—	—	940
Nonaccrual	—	—	13	—	14	—	—	27
Total commercial and industrial loans	$278,811	$30,989	$13,635	$8,456	$7,512	$16,294	$90,074	$445,771

Charge-offs	$—	$—	$(43)	$—	$—	$—	$(25)	$(68)
Recoveries	—	—	43	—	—	14	44	101
Current period net	$—	$—	$—	$—	$—	$14	$19	$33

Construction and development:
Pass	$118,590	$76,926	$26,212	$24,524	$7,742	$10,507	$3,266	$267,767
Special mention	356	—	—	990	—	—	—	1,346
Substandard	—	609	5	—	680	—	—	1,294
Nonaccrual	—	—	—	—	—	—	—	—
Total construction and development loans	$118,946	$77,535	$26,217	$25,514	$8,422	$10,507	$3,266	$270,407

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$91,819	$80,753	$89,542	$72,311	$86,946	$123,463	$5,890	$550,724
Special mention	—	2,716	3,542	849	5,724	449	—	13,280
Substandard	—	—	2,010	4,913	4,445	8,240	—	19,608
Nonaccrual	—	1,140	151	4,158	4,769	386	—	10,604
Total commercial real estate loans	$91,819	$84,609	$95,245	$82,231	$101,884	$132,538	$5,890	$594,216

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	1	—	1
Current period net	$—	$—	$—	$—	$—	$1	$—	$1

Farmland:
Pass	$17,444	$12,668	$10,327	$6,620	$9,904	$15,402	$5,864	$78,229
Special mention	—	—	—	—	—	35	—	35
Substandard	—	—	—	—	—	129	—	129
Nonaccrual	—	—	—	—	—	115	—	115
Total farmland loans	$17,444	$12,668	$10,327	$6,620	$9,904	$15,681	$5,864	$78,508

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Total
1-4 family residential:
Pass	$87,578	$62,937	$52,087	$37,224	$43,858	$93,486	$10,091	$387,261
Special mention	—	—	—	—	—	168	—	168
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	326	44	163	1,134	—	1,667
Total 1-4 family residential loans	$87,578	$62,937	$52,413	$37,268	$44,021	$94,788	$10,091	$389,096

Charge-offs	$—	$—	$—	$—	$(9)	$(59)	$—	$(68)
Recoveries	—	—	—	—	—	2	—	2
Current period net	$—	$—	$—	$—	$(9)	$(57)	$—	$(66)

Multi-family residential:
Pass	$5,889	$4,498	$3,617	$1,371	$1,737	$4,391	$198	$21,701
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$5,889	$4,498	$3,617	$1,371	$1,737	$4,391	$198	$21,701

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and overdrafts:
Pass	$24,740	$11,176	$9,369	$1,701	$735	$513	$2,825	$51,059
Special mention	16	83	9	7	—	—	—	115
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	24	36	131	20	1	—	—	212
Total consumer loans and overdrafts	$24,780	$11,295	$9,509	$1,728	$736	$513	$2,825	$51,386

Charge-offs	$(243)	$(63)	$(31)	$(43)	$(3)	$(6)	$—	$(389)
Recoveries	49	2	12	8	4	13	—	88
Current period net	$(194)	$(61)	$(19)	$(35)	$1	$7	$—	$(301)

Agricultural:
Pass	$3,489	$1,718	$1,893	$607	$273	$189	$7,408	$15,577
Special mention	—	—	—	36	—	—	—	36
Substandard	—	7	10	—	24	—	—	41
Nonaccrual	—	—	33	—	45	2	—	80
Total agricultural loans	$3,489	$1,725	$1,936	$643	$342	$191	$7,408	$15,734

Charge-offs	$—	$—	$(18)	$—	$—	$—	$—	$(18)
Recoveries	—	—	—	—	20	—	—	20
Current period net	$—	$—	$(18)	$—	$20	$—	$—	$2

Total loans:
Pass	$628,236	$281,239	$205,907	$148,724	$157,326	$264,245	$125,616	$1,811,293
Special mention	496	2,918	3,773	5,922	7,048	652	—	20,809
Substandard	—	923	2,565	4,963	5,192	8,369	—	22,012
Nonaccrual	24	1,176	654	4,222	4,992	1,637	—	12,705
Total loans	$628,756	$286,256	$212,899	$163,831	$174,558	$274,903	$125,616	$1,866,819

Charge-offs	$(243)	$(63)	$(92)	$(43)	$(12)	$(65)	$(25)	$(543)
Recoveries	49	2	55	8	24	30	44	212
Total current period net (charge-offs) recoveries	$(194)	$(61)	$(37)	$(35)	$12	$(35)	$19	$(331)

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

There were no loans classified in the “doubtful” or “loss” risk rating categories as of December 31, 2020 and December 31, 2019.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans, and their impact on ACL, as of December 31, 2020:

	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$129	$—	$129	$44
Real estate:
Construction and development	609	—	609	208
Commercial real estate	9,989	—	9,989	2,048
Total	$10,727	$—	$10,727	$2,300

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

December 31, 2020	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$385	$25	$22	$432	$445,339	$445,771	$—
Real estate:
Construction and development	256	—	—	256	270,151	270,407	—
Commercial real estate	1,094	—	10,105	11,199	583,017	594,216	—
Farmland	117	3	—	120	78,388	78,508	—
1-4 family residential	2,097	556	127	2,780	386,316	389,096	—
Multi-family residential	—	—	—	—	21,701	21,701	—
Consumer	383	124	97	604	50,440	51,044	—
Agricultural	50	46	45	141	15,593	15,734	—
Overdrafts	—	—	—	—	342	342	—
Total	$4,382	$754	$10,396	$15,532	$1,851,287	$1,866,819	$—

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 31, 2019	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$321	$53	$15	$389	$279,194	$279,583	$—
Real estate:
Construction and development	161	—	—	161	280,337	280,498	—
Commercial real estate	1,181	49	882	2,112	565,248	567,360	—
Farmland	103	—	—	103	57,373	57,476	—
1-4 family residential	2,514	1,433	845	4,792	407,374	412,166	—
Multi-family residential	—	—	—	—	37,379	37,379	—
Consumer	373	152	96	621	52,624	53,245	—
Agricultural	51	67	—	118	18,241	18,359	—
Overdrafts	—	—	—	—	329	329	—
Total	$4,704	$1,754	$1,838	$8,296	$1,698,099	$1,706,395	$—

The following table presents information regarding nonaccrual loans as of:

	2020	2019
Commercial and industrial	$27	$46
Real estate:
Commercial real estate	10,604	6,860
Farmland	115	182
1-4 family residential	1,667	3,853
Consumer and overdrafts	212	279
Agricultural	80	42
Total	$12,705	$11,262

If interest on nonaccrual loans had been accrued, such income would have been approximately $821 and $637 for the years ended December 31, 2020 and 2019, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. In response to the COVID-19 pandemic, the Bank provided financial relief to many of its customers through a 3-month principal and interest payment deferral program or an up to 6-month interest only program. Most modifications made as a direct result of COVID-19 are not TDRs pursuant to the CARES Act and the April 7, 2020 Interagency guidance. As of December 31, 2020 there were loans with balances of $62,133 modified pursuant to the CARES Act and GAAP, therefore not classified as TDRs.

The outstanding balances of TDRs are shown below at December 31:

	2020	2019
Nonaccrual TDRs	$90	$101
Performing TDRs	9,626	7,240
Total	$9,716	$7,341
Specific reserves on TDRs	$—	$164

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the loans by class, modified as TDRs that occurred during the year ended:

December 31, 2020	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Construction and development	2	$1,289	$1,081
Commercial and industrial	1	129	85
Commercial real estate	1	1,017	670
Total	4	$2,435	$1,836

There were no TDRs that subsequently defaulted during 2020. The TDRs described above did not increase the allowance for credit losses and resulted in no charge-offs during the year ended December 31, 2020.

The following table presents the loan by class, modified as a TDR that occurred during the year ended:

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans individually and collectively evaluated for impairment, and the respective allowance for loan losses as of December 31, 2019, as determined in accordance with ASC 310, prior to the adoption of ASC 326. A loan was considered impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due from the borrower in accordance with original contractual terms of the loan. Loans with insignificant delays or insignificant short falls in the amount payments expected to be collected were not considered to be impaired. Loans defined as individually impaired included larger balance non-performing loans and TDRs.

December 31, 2019	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$289	$289	$—	$312
Real estate:
Construction and development	1,212	1,212	—	1,259
Commercial real estate	4,612	4,612	—	4,244
Farmland	—	—	—	—
1-4 family residential	2,498	2,498	—	1,798
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	62	62	—	190
Subtotal	8,673	8,673	—	7,803
With allowance recorded:
Commercial and industrial	—	—	—	61
Real estate:
Construction and development	—	—	—	—
Commercial real estate	12,871	12,871	1,587	9,111
Farmland	133	133	62	135
1-4 family residential	—	—	—	78
Multi-family residential	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Subtotal	13,004	13,004	1,649	9,385
Total	$21,677	$21,677	$1,649	$17,188

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment balances, by type, were as follows:

	December 31, 2020	December 31, 2019
Land	$10,944	$10,944
Building and improvements	58,569	54,809
Furniture, fixtures and equipment	19,641	17,960
Automobiles	400	495
	89,554	84,208
Less: accumulated depreciation	34,342	30,777
	$55,212	$53,431

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Depreciation expense on premises and equipment totaled $4,117, $3,886 and $3,400 for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in occupancy expenses on the consolidated statements of earnings.

NOTE 6 - GOODWILL

Changes in the carrying amount of goodwill in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2020	2019
Beginning of year	$32,160	$32,160
Effect of acquisitions	—	—
End of year	$32,160	$32,160

NOTE 7 - CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of core deposit intangibles in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2020	2019
Beginning of year	$3,853	$4,706
Amortization	(854)	(853)
End of year	$2,999	$3,853

Accumulated amortization was $5,532 and $4,678 at December 31, 2020 and 2019, respectively.  Amortization expense related to core deposit intangibles was $854, $853 and $718 during the years ended December 31, 2020, 2019 and 2018, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2020 was as follows:

Year Ended December 31,	Amount
2021	$687
2022	453
2023	441
2024	424
2025	316
Thereafter	678
$2,999

NOTE 8 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits, by type of account, were as follows as of:

	December 31, 2020	December 31, 2019
NOW accounts	$259,357	$202,672
Savings and money market accounts	868,643	712,972
Time deposits $250,000 or less	245,796	300,608
Time deposits greater than $250,000	132,854	214,687
	$1,506,650	$1,430,939

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Year-end maturities of time deposits, as of December 31, 2020, were as follows:

Year Ended December 31,	Amount
2021	$306,760
2022	50,257
2023	13,755
2024	5,162
2025	2,716
Thereafter	—
$378,650

Deposits of executive officers, directors and significant shareholders at December 31, 2020 and 2019 totaled $46,192 and $59,658, respectively.

NOTE 9 - BORROWED MONEY

Federal Home Loan Bank (“FHLB”) advances, as of December 31, 2020, were as follows:

Fixed-rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2021	0.15%	$101,500
2022	1.99%	1,500
2023	0.00%	—
2024	1.76%	6,000
2025	0.00%	—
		109,000

Fixed-rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2021	1.38%	101
		101
		$109,101

The Company has an unsecured $25,000 revolving line of credit with a correspondent bank that bears interest at the greater of (i) the prime rate, which was 3.25% at December 31, 2020, or (ii) the rate floor of 3.50%, with quarterly interest payments, and matures in March 2021. Under the terms of the line of credit, the Company agreed not to pledge or grant a lien or security interest in the stock of the Bank or in any other assets without prior consent of the lender.  As of December 31, 2020, there was a $12,000 outstanding balance on the line of credit. To be in compliance with the loan covenants, the Bank is required to maintain no less than a 10% total risk-based capital ratio, must maintain no less than $85,000 in tangible net worth, the ratio of non-performing assets to equity plus allowance for loan losses must not exceed 15%, the cash flow coverage must be greater than 1.25 times, the ratio of other additional debt to total assets must not exceed

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

15%, and the Company is limited to acquiring additional debt of no more than $500 without prior approval. The Company is in compliance with all loan covenants.

NOTE 10 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	December 31, 2020	December 31, 2019
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	9,500	500
	$19,810	$10,810

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

The securities held by the Trusts can qualify as Tier I capital for the Company under Federal Reserve guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the full amount is includable in Tier I capital at December 31, 2020 and 2019. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

In December 2015, the Company issued $5,000 in debentures, of which $2,500 were issued to directors and other related parties. In May 2017, $2,000 of the related party debentures were repaid with a portion of the proceeds of Guaranty’s initial public offering. A further $1,000 of other debentures matured and were paid off in full in July of 2018 and another $1,000 and $500 of debentures matured and were paid off in July and December of 2019, respectively. The final $500 debenture was paid off during the second quarter of 2020.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. $500 of debentures matured and were paid off in November of 2020. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

The scheduled principal payments and weighted average rates of other debentures are as follows:

Year	Current Weighted Average Rate	Principal Due
2022	2.45%	$2,000
2023	2.85%	3,500
2024	3.74%	4,000
		$9,500

NOTE 11 - EQUITY AWARDS

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date, for the years ended December 31:

	2020	2019	2018
Risk-free interest rate	0.79%	2.11%	2.87%
Expected term (in years)	6.50	6.50	6.50
Expected stock price volatility	22.26%	19.89%	20.10%
Dividend yield	2.56%	2.36%	1.76%

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of activity in the Plan during the years ended December 31 follows:

2020	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	508,000	$26.68	6.24	$3,159
Granted	74,000	28.67	9.57	145
Exercised	(26,600)	24.00	1.79	158
Forfeited	(49,200)	29.71	7.58	84
Balance, December 31, 2020	506,200	$26.81	5.82	$1,805

Exercisable at end of period	291,520	$25.63	4.74	$1,339

2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	537,872	$26.49	6.97	$2,088
Granted	39,000	29.89	9.40	117
Exercised	(37,672)	24.55	4.11	314
Forfeited	(31,200)	30.04	8.02	89
Balance, December 31, 2019	508,000	$26.68	6.24	$3,159

Exercisable at end of period	256,880	$25.21	5.18	$1,971

A summary of nonvested activity in the Plan during the years ended December 31 follows:

2020	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	251,120	$28.18	7.31	$1,188
Granted	74,000	28.67	9.57	145
Vested	(71,040)	27.26	6.00	230
Forfeited	(39,400)	29.71	7.58	84
Balance, December 31, 2020	214,680	$28.42	7.28	$466

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2019	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	331,560	$27.74	7.77	$975
Granted	39,000	29.89	9.40	117
Vested	(91,040)	26.71	6.02	563
Forfeited	(28,400)	33.00	8.81	89
Balance, December 31, 2019	251,120	$28.18	7.31	$1,188

Information related to the Plan is as follows for the years ended December 31:

	2020	2019	2018
Intrinsic value of options exercised	$158	$314	$102
Cash received from options exercised	638	925	327
Weighted average fair value of options granted	4.46	4.97	6.69

Restricted Stock Awards

A summary of restricted stock activity in the Plan during the years ended December 31, 2020 and 2019 follows:

2020	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	31,459	$30.29
Granted	19,500	29.32
Vested	(15,179)	30.33
Forfeited	(480)	31.57
Balance, December 31, 2020	35,300	$29.72

2019	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	2,398	$31.57
Granted	30,500	30.25
Vested	(1,439)	31.57
Forfeited	—	—
Balance, December 31, 2019	31,459	$30.29

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2020, there was $1,980 of total unrecognized compensation expense related to unvested stock options and restricted stock granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.34 years.

The Company granted options and restricted stock under the Plan in 2020, 2019 and 2018. Expense of $749, $663 and $592 was recorded during the years ended December 31, 2020, 2019 and 2018, respectively, which represents the fair value of options and restricted shares vested during those years.

NOTE 12 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016.  Guaranty's total contributions accrued or paid during the years ended December 31, 2020, 2019 and 2018 totaled $1,330, $1,270 and $965, respectively, and is included in employee compensation expense on the Company’s consolidated statements of earnings.

Benefits under the KSOP generally are distributed to participants in the form of cash, although participants have the right to receive distributions in the form of shares of common stock.

As of December 31, 2020 and 2019, the number of shares held by the KSOP was 1,225,828 and 1,224,697, respectively.  There were no unallocated shares to plan participants as of December 31, 2020 and 2019.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $35,510 and $34,495 as of December 31, 2020 and 2019, respectively.

Expense related to these plans totaled $592, $602 and $502 for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in employee compensation and benefits on the Company's consolidated statements of earnings. The recorded liability totaled approximately $4,383 and $4,081 as of December 31, 2020 and 2019, respectively and is included in accrued interest and other liabilities on the Company's consolidated balance sheets.

Bonus Plan

The Company has a Bonus Plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by the board of directors. The Bonus Plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by our board of directors. The bonus expense under this plan for the years ended December 31, 2020, 2019 and 2018 totaled $3,164,

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

$3,265 and $2,943, respectively and is included in employee compensation and benefits on the Company's consolidated statements of earnings.

NOTE 13 - LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 14 years. Some of the Company’s operating leases include options to extend the leases for up to 7 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities.  The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease.  As of December 31, 2020 and 2019, operating lease right-of-use assets were $13,291 and $11,554, respectively, and liabilities were $13,539 and $11,675, respectively, and were included within the accompanying consolidated balance sheet as components of other assets and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the years ended December 31, 2020 and 2019 was approximately $1,954 and $1,881, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$13,291	$11,554
Operating lease liabilities	13,539	11,675

Weighted average remaining lease term
Operating leases	9 years	10 years
Weighted average discount rate
Operating leases	2.19%	2.69%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2025 and thereafter.  Minimum future lease payments under these non-cancelable operating leases within ASC 842 as of December 31, 2020, are as follows:

Year Ended December 31,	Amount
2021	$1,956
2022	1,779
2023	1,747
2024	1,750
2025	1,627
Thereafter	6,091
Total lease payments	14,950
Less: interest	(1,411)
Present value of lease liabilities	$13,539

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

The consolidated provision for income taxes were as follows as of December 31:

	2020	2019	2018
Current federal tax expense	$10,542	$6,097	$5,288
Deferred federal tax (benefit) expense	(4,647)	(319)	(683)
Revaluation of net deferred tax assets due to change in U.S. federal statutory income tax rate	—	—	(6)
Total	$5,895	$5,778	$4,599

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis as of December 31:

	2020	2019	2018
Federal statutory income tax at 21%	$6,992	$6,732	$5,291
Tax exempt interest income	(1,065)	(1,027)	(968)
Revaluation of net deferred tax assets due to change in U.S. federal statutory income tax rate	—	—	(6)
Earnings of bank owned life insurance	(182)	(192)	(113)
Nondeductible expenses	356	462	566
Other	(206)	(197)	(171)
Total	$5,895	$5,778	$4,599

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Income tax expense for 2018 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, and as detailed in the table above, we recognized a net tax benefit resulting from the finalization of those calculations totaling $6 in 2018.

The following table summarizes the components of our deferred tax assets and liabilities as of December 31, 2020 and 2019, and includes a $955 increase to the deferred tax assets associated with the day one effect of our transition to CECL on January 1, 2020. Our net deferred tax assets are included in other assets in the accompanying consolidated balance sheets.

	2020	2019
Deferred tax assets:
Allowance for credit losses	$7,060	$3,402
Deferred compensation	920	857
Bonus accrual	422	399
Deferred loan fees, net	259	—
Accretion of acquisition allowance	112	183
Other real estate owned	2	134
Other	437	420
Total deferred tax assets	9,212	5,395
Deferred tax liabilities:
Unrealized gain on available for sale securities	(3,717)	(526)
Premises and equipment	(2,721)	(2,353)
Prepaid expenses	(343)	(270)
Deferred loan costs, net	—	(137)
Intangibles	(350)	(470)
Other	(42)	(101)
Total deferred tax liabilities	(7,173)	(3,857)
Net deferred tax asset	$2,039	$1,538

NOTE 15 - NONINTEREST INCOME AND NONINTEREST EXPENSE

Other operating income consisted of the following for the years ended December 31:

	2020	2019	2018
Fiduciary and custodial income	$2,012	$1,760	$1,587
Bank-owned life insurance income	838	774	570
Merchant and debit card fees	5,515	4,264	3,642
Loan processing fee income	628	590	589
Warehouse lending fees	957	679	471
Mortgage fee income	771	323	283
Other noninterest income	2,418	2,029	2,303
Total	$13,139	$10,419	$9,445

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Other operating expense consisted of the following for the years ended December 31:

	2020	2019	2018
Legal and professional fees	$2,650	$2,610	$3,080
Software support fees	4,104	3,341	2,502
Amortization	1,349	1,378	1,228
Director and committee fees	846	873	1,029
Advertising and promotions	1,498	1,655	1,410
ATM and debit card expense	1,951	1,347	1,127
Office and computer supplies	645	470	416
Postage	268	302	310
Telecommunication expense	864	676	649
FDIC insurance assessment fees	821	173	625
Other real estate owned expenses and write-downs	77	59	157
Other noninterest expense	4,036	3,900	3,721
Total	$19,109	$16,784	$16,254

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

The Company also entered into interest rate swaps to receive payments at a floating rate in exchange for paying a fixed rate, the objective of which is to reduce the overall cost of short-term 3-month FHLB advances that will be renewed consistent with the reset terms on the interest rate swap and that are included in the amounts discussed in Note 20.

Interest rate swaps with notional amounts totaling $5,000 as of December 31, 2020 and 2019, were designated as cash flow hedges of the debentures and $40,000 as of December 31, 2020 were designed as cash flow hedges of FHLB advances. All swaps were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income.

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

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures and FHLB advances was as follows as of:

December 31, 2020
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	5.25	$408
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	1.83	$221
$15,000	0.668%	3 month LIBOR	3/18/2020	2.22	$159
$15,000	0.790%	3 month LIBOR	3/18/2020	4.22	$288
$10,000	0.530%	3 month LIBOR	3/23/2020	2.23	$75

December 31, 2019
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	6.25	$314
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	2.83	$212

Interest expense recorded on these swap transactions totaled $747, $648 and $687 during the years ended December 31, 2020, 2019 and 2018, respectively, and is reported as a component of interest expense on the debentures. At December 31, 2020, the Company expected none of the unrealized losses to be reclassified as a reduction of interest expense during the 2021 year.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated balance sheets. These transactions are referred to as “off-balance sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL as of December 31, 2020.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2020 and 2019, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of December 31:

	Contract or Notional Amount
	2020	2019
Commitments to extend credit	$324,276	$440,685
Letters of credit	8,488	9,054

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At December 31, 2020, the Company had letters of credit of $40,833 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019.  Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and/or Tier 1 capital to adjusted quarterly average assets (as defined).  Management believes, as of December 31, 2020 and 2019, that the Bank met all capital adequacy requirements to which it was subject.

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

As of December 31, 2020 and 2019, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since December 31, 2020 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier I capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier I capital at December 31, 2020 and 2019. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier I capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following tables:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital to risk-weighted assets:
Consolidated	$263,144	13.20%	$159,496	8.00%	$209,338	10.50%		n/a
Bank	285,490	14.32%	159,514	8.00%	209,362	10.50%	$199,392	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	238,115	11.94%	119,622	6.00%	169,464	8.50%		n/a
Bank	260,459	13.06%	119,635	6.00%	169,483	8.50%	159,514	8.00%
Tier 1 capital to average assets:(1)
Consolidated	238,115	9.13%	104,293	4.00%	104,293	4.00%		n/a
Bank	260,459	9.99%	104,293	4.00%	104,293	4.00%	130,366	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	227,805	11.43%	89,716	4.50%	139,559	7.00%		n/a
Bank	260,459	13.06%	89,726	4.50%	139,574	7.00%	129,605	6.50%

(1) The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve and the FDIC may require the Consolidated Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

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

(1) The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve and the FDIC may require the Consolidated Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Dividends paid by the Company are mainly provided by dividends from its subsidiaries. However, certain regulatory restrictions exist regarding the ability of its bank subsidiary to transfer funds to Guaranty in the form of cash dividends, loans or advances. The amount of dividends that a subsidiary bank organized as a national banking association, such as the Bank, may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. As of December 31, 2020, the Bank had $24,854 available for payment of dividends.

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

NOTE 20 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by mortgage backed securities and collateralized mortgage obligations with a market value of $15,631 as of December 31, 2020 and collateralized mortgage obligations with a market value of $11,100 as of December 31, 2019, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows as of December 31:

	2020	2019
Average balance during the year	$18,115	$10,901
Average interest rate during the year	0.18%	0.50%
Maximum month-end balance during the year	$21,400	$11,542
Weighted average interest rate at year-end	0.19%	0.31%

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

Impaired Loans: For the year ended December 31, 2019, the fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on the present value of estimated future cash flows using the loan’s existing rate or, if repayment is expected solely from the collateral, the fair value of collateral, less costs to sell. The fair value of real estate collateral is determined using recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including the comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant (Level 3). Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Individually Evaluated Collateral Dependent Loans: For the year ended December 31, 2020, the fair value of individually evaluated collateral dependent loans is generally based on the fair value of collateral, less costs to sell. The fair value of real estate collateral is determined using recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant (Level 3). Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3).

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

The following table summarizes quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value as of December 31:

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$107,164	$—	$107,164	$—
Collateralized mortgage obligations	66,945	—	66,945	—
Municipal securities	175,704	—	175,704	—
Corporate bonds	30,982	—	30,982	—
Loans held for sale	5,542	—	—	5,542
Cash surrender value of life insurance	35,510	—	35,510	—
SBA servicing assets	763	—	—	763
Derivative instrument assets	629	—	629	—
Derivative instrument liabilities	(1,151)	—	(1,151)	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	8,427	—	—	8,427

2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$84,182	$—	$84,182	$—
Collateralized mortgage obligations	90,927	—	90,927	—
Municipal securities	17,348	—	17,348	—
Corporate bonds	20,259	—	20,259	—
Loans held for sale	2,368	—	—	2,368
Cash surrender value of life insurance	34,495	—	34,495	—
SBA servicing assets	672	—	—	672
Derivative instrument assets	526	—	526	—
Derivative instrument liabilities	(526)	—	(526)	—

Assets at fair value on a nonrecurring basis:
Impaired loans	20,028	—	—	20,028

There were no transfers between Level 2 and Level 3 during the years ended December 31, 2020 or 2019.

Nonfinancial Assets and Nonfinancial Liabilities: Nonfinancial assets measured at fair value on a nonrecurring basis during the years ended December 31, 2020 and 2019 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value as of December 31:

	2020	2019	2018
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$42	$147	$542
Charge-offs recognized in the allowance for credit losses	(9)	(11)	(25)
Fair value of other real estate owned remeasured at initial recognition	$33	$136	$517

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$62	$35	$599
Write-downs included in collection and other real estate owned expense	(1)	(10)	(56)
Fair value of other real estate owned remeasured subsequent to initial recognition	$61	$25	$543

The following table presents quantitative information about nonrecurring Level 3 fair value measurements at:

December 31, 2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$404	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

The following table presents information on individually evaluated collateral dependent loans as of December 31, 2020:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$85	$85
Real estate:
Construction and development	—	—	401	401
Commercial real estate	—	—	7,941	7,941
Total	$—	$—	$8,427	$8,427

December 31, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans	$20,028	Fair value of collateral - sales comparison approach	Selling costs or other normal adjustments: Real estate Equipment	10%-20% (16%) 10%-20% (12%)
Other real estate owned	$603	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents information on individually evaluated collateral dependent loans as of December 31, 2019:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Fair Value
Real estate:	$—	$—	$53	$53
Farmland
Commercial real estate	—	—	1,198	1,198
Total	$—	$—	$1,251	$1,251

The carrying amounts and estimated fair values of financial instruments, not previously in this note, at December 31, 2020 and 2019 are as follows:

	Fair value measurements as of December 31, 2020 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$351,791	$351,791	$—	$—	$351,791
Loans, net	1,831,737	—	—	1,846,868	1,846,868
Accrued interest receivable	9,834	—	9,834	—	9,834
Nonmarketable equity securities	14,095	—	14,095	—	14,095
Financial liabilities:
Deposits	$2,286,390	$1,907,587	$380,570	$—	$2,288,157
Securities sold under repurchase agreements	15,631	—	15,631	—	15,631
Accrued interest payable	804	—	804	—	804
Federal Home Loan Bank advances	109,101	—	109,381	—	109,381
Subordinated debentures	19,810	—	17,406	—	17,406

	Fair value measurements as of December 31, 2019 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$90,714	$90,714	$—	$—	$90,714
Marketable securities held to maturity	155,458	—	160,460	—	160,460
Loans, net	1,690,794	—	—	1,705,155	1,705,155
Accrued interest receivable	9,151	—	9,151	—	9,151
Nonmarketable equity securities	12,301	—	12,301	—	12,301
Financial liabilities:
Deposits	$1,956,804	$1,438,509	$520,469	$—	$1,958,978
Securities sold under repurchase agreements	11,100	—	11,100	—	11,100
Accrued interest payable	1,642	—	1,642	—	1,642
Federal Home Loan Bank advances	55,118	—	55,125	—	55,125
Subordinated debentures	10,810	—	8,677	—	8,677

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values (Level 1).

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Loans, net: The fair value of fixed-rate loans and variable-rate loans that reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality (Level 3).

Cash Surrender Value of Life Insurance: The carrying amounts of bank-owned life insurance approximate their fair value.

Nonmarketable Equity Securities: It is not practical to determine the fair value of Independent Bankers Financial Corporation, Federal Home Loan Bank, Federal Reserve Bank of Dallas and other stock due to restrictions placed on its transferability.

Deposits and Securities Sold Under Repurchase Agreements: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) (Level 1). The fair values of deposit liabilities with defined maturities are estimated by discounting future cash flows using interest rates currently offered for deposits of similar remaining maturities (Level 2).

Other Borrowings: The fair value of borrowings, consisting of lines of credit, Federal Home Loan Bank advances and Subordinated debentures is estimated by discounting future cash flows using currently available rates for similar financing (Level 2).

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate their fair values (Level 2).

NOTE 23 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following are changes in accumulated other comprehensive income (loss) by component, net of tax, for the year ending December 31, 2020:

	Losses on Cash Flow Hedges	Unrealized (Losses) and Gains on Available for Sale Securities	Unrealized (Losses) and Gains on Held to Maturity Securities	Total
Beginning balance	$(526)	$(1,221)	$(46)	$(1,793)
Net current period other comprehensive (loss) income	(625)	12,001	46	11,422
Ending balance	$(1,151)	$10,780	$—	$9,629

There were no amounts reclassified out of accumulated other comprehensive income (loss) for the year ended December 31, 2020.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ended December 31, 2019:

	Losses on Cash Flow Hedges	Unrealized (Losses) and Gains on Available for Sale Securities	Unrealized (Losses) and Gains on Held to Maturity Securities	Total
Beginning balance	$(393)	$(8,705)	$(64)	$(9,162)
Other comprehensive income (loss) before reclassification	(133)	7,467	18	7,352
Amounts reclassified from accumulated other comprehensive loss	—	17	—	17
Net current period other comprehensive income (loss)	(133)	7,484	18	7,369
Ending balance	$(526)	$(1,221)	$(46)	$(1,793)

The following are amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2019:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized loss on available for sale securities	$22	Net realized loss on sale of securities transactions
	(5)	Tax effect
	$17	Net of Tax

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ended December 31, 2018:

	(Losses) and Gains on Cash Flow Hedges	Unrealized Losses on Available for Sale Securities	Unrealized (Losses) and Gains on Held to Maturity Securities	Total
Beginning balance	$(571)	$(5,460)	$(96)	$(6,127)
Other comprehensive income (loss) before reclassification	178	(2,799)	32	(2,589)
Amounts reclassified from accumulated other comprehensive loss	—	40	—	40
Net current period other comprehensive income (loss)	178	(2,759)	32	(2,549)
Reclassification of certain tax effects from accumulated other comprehensive loss	—	(486)	—	(486)
Ending balance	$(393)	$(8,705)	$(64)	$(9,162)

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following are amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2018:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized gain on available for sale securities	$50	Net realized gain on sale of securities transactions
	(10)	Tax effect
	$40	Net of Tax

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

The computations of basic and diluted earnings per share for the Company were as follows (in thousands except per share amounts) as of December 31:

	2020	2019	2018
Numerator:
Net earnings (basic)	$27,402	$26,279	$20,596
Net earnings (diluted)	$27,402	$26,279	$20,596

Denominator:
Weighted-average shares outstanding (basic)	11,108,564	11,638,897	11,562,826
Effect of dilutive securities:
Common stock equivalent shares from stock options	32,781	66,202	90,940
Weighted-average shares outstanding (diluted)	11,141,345	11,705,099	11,653,766

Net earnings per share
Basic	$2.47	$2.26	$1.78
Diluted	$2.46	$2.25	$1.77

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 25 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Guaranty Bancshares, Inc. follows:

	2020	2019
ASSETS
Cash and cash equivalents	$1,227	$7,264
Investment in banking subsidiaries	305,926	268,237
Other assets	451	469
Total assets	$307,604	$275,970

LIABILITIES AND EQUITY
Debt	$31,810	$11,563
Accrued expenses and other liabilities	3,151	2,856
Shareholders’ equity	272,643	261,551
Total liabilities and shareholders’ equity	$307,604	$275,970

	2020	2019	2018
Interest income	$10	$15	$13
Dividends from Guaranty Bank & Trust	—	23,000	10,000
	10	23,015	10,013
Expenses
Interest expense	939	653	687
Other expenses	2,000	1,819	2,590
	2,939	2,472	3,277
Income (loss) before income tax and equity in undistributed income of subsidiary	(2,929)	20,543	6,736
Income tax benefit	574	639	482
Income (loss) before equity in undistributed earnings of subsidiary	(2,355)	21,182	7,218
Equity in undistributed earnings of subsidiary	29,757	5,097	13,378
Net earnings	$27,402	$26,279	$20,596
Comprehensive income	$38,824	$33,648	$18,047

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	2020	2019	2018
Cash flows from operating activities
Net earnings	$27,402	$26,279	$20,596
Adjustments:
Equity in undistributed subsidiary earnings	(29,757)	(5,097)	(13,378)
Stock based compensation	749	663	592
Change in other assets	18	85	127
Change in other liabilities	(673)	503	557
Net cash (used in) provided by operating activities	(2,261)	22,433	8,494

Cash flows from investing activities
Cash paid in connection with acquisitions	—	—	(6,423)
Net cash used in investing activities	—	—	(6,423)

Cash flows from financing activities
Proceeds of borrowings	40,000	—	—
Repayments of borrowings	(19,000)	(2,000)	(1,000)
Purchase of treasury stock	(16,927)	(10,140)	(4,265)
Exercise of stock options	638	925	327
Dividends paid	(8,487)	(8,065)	(7,031)
Net cash used in financing activities	(3,776)	(19,280)	(11,969)

Net change in cash and cash equivalents	(6,037)	3,153	(9,898)
Beginning cash and cash equivalents	7,264	4,111	14,009
Ending cash and cash equivalents	$1,227	$7,264	$4,111