Form 10-Q
period 2021-03-31
GUARANTY BANCSHARES INC /TX/
filed 2021-05-07
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of May 5, 2021, there were 12,055,797 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$38,534	$47,836
Federal funds sold	356,750	218,825
Interest-bearing deposits	28,188	85,130
Total cash and cash equivalents	423,472	351,791
Securities available for sale	407,736	380,795
Loans held for sale	4,663	5,542
Loans, net of allowance for credit losses of $32,770 and $33,619, respectively	1,876,985	1,831,737
Accrued interest receivable	8,064	9,834
Premises and equipment, net	54,903	55,212
Other real estate owned	312	404
Cash surrender value of life insurance	35,836	35,510
Core deposit intangible, net	2,786	2,999
Goodwill	32,160	32,160
Other assets	44,383	34,848
Total assets	$2,891,300	$2,740,832
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$878,883	$779,740
Interest-bearing	1,596,327	1,506,650
Total deposits	2,475,210	2,286,390
Securities sold under agreements to repurchase	24,007	15,631
Accrued interest and other liabilities	28,080	25,257
Line of credit	15,000	12,000
Federal Home Loan Bank advances	49,096	109,101
Subordinated debentures	19,810	19,810
Total liabilities	2,611,203	2,468,189
Commitments and contingencies (see Note 11)
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,069,858 and 12,951,676 shares issued, and 12,053,597 and 10,935,415 shares outstanding, respectively	14,070	12,952
Additional paid-in capital	223,550	188,032
Retained earnings	86,053	113,449
Treasury stock, 2,016,261 shares at cost	(51,419)	(51,419)
Accumulated other comprehensive income	7,843	9,629
Total shareholders' equity	280,097	272,643
Total liabilities and shareholders' equity	$2,891,300	$2,740,832

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income
Loans, including fees	$24,195	$22,517
Securities
Taxable	1,052	1,294
Nontaxable	1,039	975
Federal funds sold and interest-bearing deposits	227	466
Total interest income	26,513	25,252

Interest expense
Deposits	1,603	4,421
FHLB advances and federal funds purchased	99	82
Subordinated debentures	188	143
Other borrowed money	132	37
Total interest expense	2,022	4,683

Net interest income	24,491	20,569
Provision for credit losses	—	1,400
Net interest income after provision for credit losses	24,491	19,169

Noninterest income
Service charges	829	908
Net realized gain on sale of loans	1,398	1,189
Other income	3,892	2,864
Total noninterest income	6,119	4,961

Noninterest expense
Employee compensation and benefits	9,943	9,466
Occupancy expenses	2,687	2,477
Other expenses	4,682	4,464
Total noninterest expense	17,312	16,407

Income before income taxes	13,298	7,723
Income tax provision	2,336	1,445
Net earnings	$10,962	$6,278
Basic earnings per share*	$0.91	$0.50
Diluted earnings per share*	$0.90	$0.50

* Adjusted to give effect to the 10% stock dividend issued during the first quarter of 2021.

See accompanying notes to consolidated financial statements.

4.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net earnings	$10,962	$6,278
Other comprehensive (loss) income:
Unrealized (losses) gains on securities
Unrealized holding (losses) gains arising during the period	(2,831)	1,104
Unrealized gains on held to maturity securities transferred to available for sale	—	2,265
Amortization of net unrealized gains on held to maturity securities	—	46
Tax effect	596	(710)
Unrealized (losses) gains on securities, net of tax	(2,235)	2,705
Unrealized holding gains (losses) arising during the period on interest rate swaps	449	(586)
Total other comprehensive (loss) income	(1,786)	2,119
Comprehensive income	$9,176	$8,397

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
For the Three Months Ended March 31, 2021
Balance at December 31, 2020	$—	$12,952	$188,032	$113,449	$(51,419)	$9,629	$272,643
Net earnings	—	—	—	10,962	—	—	10,962
Other comprehensive loss	—	—	—	—	—	(1,786)	(1,786)
10% stock dividend	—	1,094	34,853	(35,947)	—	—	—
Exercise of stock options	—	24	503	—	—	—	527
Stock based compensation	—	—	162	—	—	—	162
Cash dividends:
Common - $0.20 per share	—	—	—	(2,411)	—	—	(2,411)
Balance at March 31, 2021	$—	$14,070	$223,550	$86,053	$(51,419)	$7,843	$280,097

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
For the Three Months Ended March 31, 2020
Balance at December 31, 2019	$—	$12,905	$186,692	$98,239	$(34,492)	$(1,793)	$261,551
Impact of adoption of ASC 326, net of tax of $955	—	—	—	(3,593)	—	—	(3,593)
Net earnings	—	—	—	6,278	—	—	6,278
Other comprehensive income	—	—	—	—	—	2,119	2,119
Exercise of stock options	—	3	69	—	—	—	72
Purchase of treasury stock	—	—	—	—	(10,817)	—	(10,817)
Stock based compensation	—	—	155	—	—	—	155
Cash dividends:
Common - $0.17 per share*	—	—	—	(2,119)	—	—	(2,119)
Balance at March 31, 2020	$—	$12,908	$186,916	$98,805	$(45,309)	$326	$253,646

* Adjusted to give effect to the 10% stock dividend issued during the first quarter of 2021.

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net earnings	$10,962	$6,278
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,108	989
Amortization	343	335
Deferred taxes	(221)	(613)
Premium amortization, net of discount accretion	1,056	912
Gain on sale of loans	(1,398)	(1,189)
Provision for credit losses	—	1,400
Origination of loans held for sale	(32,850)	(25,017)
Proceeds from loans held for sale	35,127	24,550
Write-down of other real estate and repossessed assets	2	102
Net gain on sale of premises, equipment, other real estate owned and other assets	(50)	(2)
Stock based compensation	162	155
Net change in accrued interest receivable and other assets	(7,406)	1,775
Net change in accrued interest payable and other liabilities	3,049	(45)
Net cash provided by operating activities	9,884	9,630

Cash flows from investing activities
Securities available for sale:
Purchases	(50,604)	(19,551)
Proceeds from maturities and principal repayments	19,776	10,142
Securities held to maturity:
Proceeds from maturities and principal repayments	—	3,024
Net originations of loans	(45,685)	(12,194)
Purchases of premises and equipment	(799)	(2,054)
Proceeds from BOLI death benefit	464	—
Proceeds from sale of premises, equipment, other real estate owned and other assets	115	177
Net cash used in investing activities	(76,733)	(20,456)

See accompanying notes to consolidated financial statements.

7.

	For the Three Months Ended March 31,
	2021	2020
Cash flows from financing activities
Net change in deposits	188,820	43,622
Net change in securities sold under agreements to repurchase	8,376	743
Proceeds from FHLB advances	40,000	60,000
Repayment of FHLB advances	(100,005)	(44,504)
Proceeds from line of credit	3,000	20,000
Purchase of treasury stock	—	(10,817)
Exercise of stock options	527	72
Cash dividends	(2,188)	(2,076)
Net cash provided by financing activities	138,530	67,040
Net change in cash and cash equivalents	71,681	56,214
Cash and cash equivalents at beginning of period	351,791	90,714
Cash and cash equivalents at end of period	$423,472	$146,928

Supplemental disclosures of cash flow information
Interest paid	$2,067	$4,915

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	2,411	2,119
Transfer of loans to other real estate owned and repossessed assets	437	179
Stock dividend	35,947	—

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

The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2020, included in Guaranty’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Government leaders and the Federal Reserve have taken several actions designed to mitigate the economic fallout resulting from the coronavirus. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, authorized more than $2 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small businesses, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The goal of CARES Act is to prevent severe economic downturn. The CARES Act also provided for temporary interest only or payment deferral modifications for loans

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

without classifying them as troubled debt restructurings under current accounting rules. Additional government-backed hardship relief measures were signed into law in early 2021 with further measures currently being negotiated.

Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. On March 16, 2020, the Federal Open Market Committee reduced the target federal funds rate range to 0.00% to 0.25%, at which it remains as of March 31, 2021. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations, as well as business and consumer confidence. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impacts could occur though such potential impact remains unknown at this time.

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

The Company adopted the Current Expected Credit Losses (CECL) standard (Accounting Standards Update 2016-13 or ASC 326) on January 1, 2020. The day one impact of adopting CECL resulted in an allowance increase of $4,548, or 28.1%, from December 31, 2019. The day one increase was primarily due to recognizing expected lifetime losses in the portfolio and adding an economic forecast based upon our assumptions on January 1, 2020. The Company made significant additional provisions during the year ended December 31, 2020 as a result of CECL model assumptions driven by COVID-19 and related uncertainties.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326. The Company recorded a decrease to retained earnings of $3,593, net of tax effects of $955, as of January 1, 2020 for the cumulative effect of adopting ASC 326.

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

In response to the COVID-19 pandemic, the Bank provided financial relief to many of its customers through a 3-month principal and interest payment deferral program or an up to 6-month interest only program. Pursuant to the CARES Act and the April 7, 2020 Interagency guidance and GAAP, these loan modifications, and certain subsequent modifications, are not considered to be troubled debt restructurings.

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

Effect of Stock Splits and Stock Dividends on Prior Period Presentation: Earnings and dividends per share and weighted average shares outstanding are presented as if all stock splits and stock dividends were effective from the earliest period presented through the date of issuance of the financial statements. Unless indicated otherwise, other share amounts have not been adjusted.

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale as of March 31, 2021 and as of December 31, 2020 and the corresponding amounts of gross unrealized gains and losses:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$33,096	$1,181	$77	$34,200
Municipal securities	162,906	9,476	116	172,266
Mortgage-backed securities	139,186	2,891	609	141,468
Collateralized mortgage obligations	57,681	2,140	19	59,802
Total available for sale	$392,869	$15,688	$821	$407,736

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

There is no allowance for credit losses recorded for our available for sale debt securities as of March 31, 2021 or December 31, 2020.

Information pertaining to securities with gross unrealized losses as of March 31, 2021 and December 31, 2020, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2021	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(77)	$6,423	$—	$—	$(77)	$6,423
Municipal securities	(116)	4,409	—	—	(116)	4,409
Mortgage-backed securities	(609)	50,451	—	—	(609)	50,451
Collateralized mortgage obligations	(19)	8,993	—	—	(19)	8,993
Total available for sale	$(821)	$70,276	$—	$—	$(821)	$70,276

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2020	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(8)	$2,493	$—	$—	$(8)	$2,493
Mortgage-backed securities	(87)	25,775	—	—	(87)	25,775
Collateralized mortgage obligations	—	—	(1)	106	(1)	106
Total available for sale	$(95)	$28,268	$(1)	$106	$(96)	$28,374

There were 16 investments in an unrealized loss position with no recorded allowance for credit losses at March 31, 2021. The securities in a loss position were composed of collateralized mortgage obligations, mortgage backed securities municipal securities and corporate bonds. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. Government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of March 31, 2021 is

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline.

Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

As of March 31, 2021, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $317,293 and $314,962 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

There were no securities sold during the three months ended March 31, 2021 or 2020.

The contractual maturities at March 31, 2021 of available for sale securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale
March 31, 2021	Amortized Cost	Estimated Fair Value
Due within one year	$2,611	$2,657
Due after one year through five years	54,004	56,579
Due after five years through ten years	63,588	66,693
Due after ten years	75,799	80,537
Mortgage-backed securities	139,186	141,468
Collateralized mortgage obligations	57,681	59,802
Total Securities	$392,869	$407,736

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	March 31, 2021	December 31, 2020
Commercial and industrial	$460,491	$445,771
Real estate:
Construction and development	257,886	270,407
Commercial real estate	630,479	594,216
Farmland	76,867	78,508
1-4 family residential	389,542	389,096
Multi-family residential	32,090	21,701
Consumer	49,780	51,044
Agricultural	14,905	15,734
Overdrafts	327	342
Total loans(1)	1,912,367	1,866,819
Net of:
Deferred loan fees, net	(2,612)	(1,463)
Allowance for credit losses	(32,770)	(33,619)
Total net loans(1)	$1,876,985	$1,831,737

(1) Excludes accrued interest receivable on loans of $6.2 million and $7.0 million as of March 31, 2021 and December 31, 2020, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

17.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The following tables present the activity in the ACL by class of loans for the three months ended March 31, 2021, for the year ended December 31, 2020 and for the three months ended March 31, 2020:

For the Three Months Ended March 31, 2021	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619
Provision for credit losses	(504)	(538)	1,087	(163)	13	133	(29)	(31)	32	—
Loans charged-off	(7)	—	(758)	—	—	—	(61)	—	(49)	(875)
Recoveries	7	1	—	—	—	—	4	—	14	26
Ending balance	$3,529	$4,198	$16,109	$1,057	$6,326	$496	$843	$208	$4	$32,770

For the Year Ended December 31, 2020	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202
Impact of adopting ASC 326	546	323	2,228	26	1,339	(50)	72	73	(9)	4,548
Provision for loan losses	1,398	2,034	6,698	624	1,915	4	373	(33)	187	13,200
Loans charged-off	(68)	—	—	—	(68)	—	(155)	(18)	(234)	(543)
Recoveries	101	—	1	—	2	—	37	20	51	212
Ending balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619

For the Three Months Ended March 31, 2020	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$—	$16,202
Impact of adopting ASC 326	546	323	2,228	26	1,339	(50)	72	73	(9)	—	4,548
Provision for loan losses	365	(123)	680	196	(250)	(170)	85	11	35	571	1,400
Loans charged-off	(43)	—	—	—	(59)	—	(73)	—	(49)	—	(224)
Recoveries	—	—	—	—	1	—	7	—	14	—	22
Ending balance	$2,924	$2,578	$9,761	$792	$4,156	$189	$693	$281	$3	$571	$21,948

(Continued)

18.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

During the year ended December 31, 2020, a total allowance for credit losses provision of $13.2 million was recorded primarily to account for the estimated impact of COVID-19 on credit quality and resulted largely from changes to individual loan risk ratings, as well as COVID-specific qualitative factors primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19. There was no provision for ACL during the first quarter of 2021, partially due to the aforementioned COVID-specific qualitative factors established during 2020 being reduced during the first quarter of 2021 from 55 basis points across the loan portfolio to 42 basis points in order to begin to capture the improvements that have occurred to macro-economic factors evaluated at the onset of the pandemic. Despite our current quarter loan growth of 1.6%, excluding PPP loans, we did not record a provision because our reductions in the COVID-specific qualitative factors, as well as increases in our standard qualitative factors during the quarter, outweighed the effects of the loan growth. Although management is cautiously optimistic about improving vaccination and economic trends, it is possible that the economic effects of the pandemic could continue beyond 2021, although we expect the credit impact of the pandemic to be largely understood and accounted for by the end of 2021.

The Company uses the weighted-average remaining maturity (“WARM”) method as the basis for the estimation of expected credit losses. The WARM method uses a historical average annual charge-off rate containing loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a segment at the balance sheet date. The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate. The calculation of the unadjusted historical charge-off rate is then adjusted, using qualitative factors, for current conditions and for reasonable and supportable forecast periods. Qualitative loss factors are based on the Company’s judgement of company, market, industry or business specific data, differences in loan-specific risk characteristics such as underwriting standards, portfolio mix, risk grades, delinquency level, or term. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors. Additionally, we have adjusted for changes in expected environmental and economic conditions, such as changes in unemployment rates, property values, and other relevant factors over the next 12 to 24 months. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company’s estimate was a cumulative loss rate covering the expected contractual term of the portfolio.

The ACL is measured on a collective segment basis when similar risk characteristics exist. Our loan portfolio is segmented first by regulatory call report code, and second, by internally identified risk grades for our commercial loan segments and by delinquency status for our consumer loan segments. We also have separate segments for our warehouse lines of credit, for our internally originated SBA loans, for our SBA loans acquired from Westbound Bank and for SBA-guaranteed PPP loans. Consistent forecasts of the loss drivers are used across the loan segments. For loans that do not share general risk characteristics with segments, we estimate a specific reserve on an individual basis. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan's initial effective interest rate or the fair value of collateral for collateral-dependent loans.

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

(Continued)

19.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of March 31, 2021:

March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$190,664	$117,479	$26,166	$12,168	$6,998	$21,873	$83,943	$459,291
Special mention	—	113	—	—	34	—	—	147
Substandard	—	290	65	230	49	31	—	665
Nonaccrual	—	—	291	73	10	14	—	388
Total commercial and industrial loans	$190,664	$117,882	$26,522	$12,471	$7,091	$21,918	$83,943	$460,491

Charge-offs	$—	$—	$—	$—	$—	$—	$(7)	$(7)
Recoveries	—	—	—	—	—	1	6	7
Current period net	$—	$—	$—	$—	$—	$1	$(1)	$—

Construction and development:
Pass	$30,281	$105,473	$50,592	$25,051	$19,434	$17,829	$2,921	$251,581
Special mention	—	—	—	—	978	—	—	978
Substandard	—	—	5,093	4	—	—	—	5,097
Nonaccrual	—	—	230	—	—	—	—	230
Total construction and development loans	$30,281	$105,473	$55,915	$25,055	$20,412	$17,829	$2,921	$257,886

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	1	—	1
Current period net	$—	$—	$—	$—	$—	$1	$—	$1

Commercial real estate:
Pass	$50,441	$96,823	$74,450	$78,078	$61,686	$199,507	$7,164	$568,149
Special mention	415	550	1,621	4,112	841	1,880	—	9,419
Substandard	—	7,072	2,403	11,155	13,216	18,301	—	52,147
Nonaccrual	—	—	—	172	206	386	—	764
Total commercial real estate loans	$50,856	$104,445	$78,474	$93,517	$75,949	$220,074	$7,164	$630,479

Charge-offs	$—	$—	$(17)	$—	$(470)	$(271)	$—	$(758)
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$(17)	$—	$(470)	$(271)	$—	$(758)

Farmland:
Pass	$6,131	$14,242	$11,905	$9,365	$5,939	$23,702	$5,310	$76,594
Special mention	—	—	—	—	—	33	—	33
Substandard	—	—	—	—	—	125	—	125
Nonaccrual	—	—	—	—	—	115	—	115
Total farmland loans	$6,131	$14,242	$11,905	$9,365	$5,939	$23,975	$5,310	$76,867

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—
(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Total
1-4 family residential:
Pass	$20,613	$85,266	$60,095	$46,771	$33,492	$128,204	$12,986	$387,427
Special mention	—	—	114	—	132	277	—	523
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	320	36	1,236	—	1,592
Total 1-4 family residential loans	$20,613	$85,266	$60,209	$47,091	$33,660	$129,717	$12,986	$389,542

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$11,979	$6,133	$4,463	$3,575	$641	$4,376	$236	$31,403
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	687	—	—	687
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$11,979	$6,133	$4,463	$3,575	$1,328	$4,376	$236	$32,090

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and overdrafts:
Pass	$7,655	$20,391	$8,978	$7,586	$1,297	$921	$2,904	$49,732
Special mention	—	67	56	8	5	—	—	136
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	44	72	109	14	—	—	239
Total consumer loans and overdrafts	$7,655	$20,502	$9,106	$7,703	$1,316	$921	$2,904	$50,107

Charge-offs	$(49)	$(6)	$(38)	$(16)	$(1)	$—	$—	$(110)
Recoveries	14	—	—	—	1	3	—	18
Current period net	$(35)	$(6)	$(38)	$(16)	$—	$3	$—	$(92)

Agricultural:
Pass	$390	$2,605	$1,581	$1,541	$418	$333	$7,871	$14,739
Special mention	—	—	—	—	34	—	—	34
Substandard	—	—	7	9	39	22	—	77
Nonaccrual	—	—	—	47	6	2	—	55
Total agricultural loans	$390	$2,605	$1,588	$1,597	$497	$357	$7,871	$14,905

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$318,154	$448,412	$238,230	$184,135	$129,905	$396,745	$123,335	$1,838,916
Special mention	415	730	1,791	4,120	2,024	2,190	—	11,270
Substandard	—	7,362	7,568	11,398	13,991	18,479	—	58,798
Nonaccrual	—	44	593	721	272	1,753	—	3,383
Total loans	$318,569	$456,548	$248,182	$200,374	$146,192	$419,167	$123,335	$1,912,367

Charge-offs	$(49)	$(6)	$(55)	$(16)	$(471)	$(271)	$(7)	$(875)
Recoveries	14	—	—	—	1	5	6	26
Total current period net (charge-offs) recoveries	$(35)	$(6)	$(55)	$(16)	$(470)	$(266)	$(1)	$(849)

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of December 31, 2020:

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

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Total
1-4 family residential:
Pass	$87,578	$62,937	$52,087	$37,224	$43,858	$93,486	$10,091	$387,261
Special mention	—	—	—	—	—	168	—	168
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	326	44	163	1,134	—	1,667
Total 1-4 family residential loans	$87,578	$62,937	$52,413	$37,268	$44,021	$94,788	$10,091	$389,096

Charge-offs	$—	$—	$—	$—	$(9)	$(59)	$—	$(68)
Recoveries	—	—	—	—	—	2	—	2
Current period net	$—	$—	$—	$—	$(9)	$(57)	$—	$(66)

Multi-family residential:
Pass	$5,889	$4,498	$3,617	$1,371	$1,737	$4,391	$198	$21,701
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$5,889	$4,498	$3,617	$1,371	$1,737	$4,391	$198	$21,701

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and overdrafts:
Pass	$24,740	$11,176	$9,369	$1,701	$735	$513	$2,825	$51,059
Special mention	16	83	9	7	—	—	—	115
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	24	36	131	20	1	—	—	212
Total consumer loans and overdrafts	$24,780	$11,295	$9,509	$1,728	$736	$513	$2,825	$51,386

Charge-offs	$(243)	$(63)	$(31)	$(43)	$(3)	$(6)	$—	$(389)
Recoveries	49	2	12	8	4	13	—	88
Current period net	$(194)	$(61)	$(19)	$(35)	$1	$7	$—	$(301)

Agricultural:
Pass	$3,489	$1,718	$1,893	$607	$273	$189	$7,408	$15,577
Special mention	—	—	—	36	—	—	—	36
Substandard	—	7	10	—	24	—	—	41
Nonaccrual	—	—	33	—	45	2	—	80
Total agricultural loans	$3,489	$1,725	$1,936	$643	$342	$191	$7,408	$15,734

Charge-offs	$—	$—	$(18)	$—	$—	$—	$—	$(18)
Recoveries	—	—	—	—	20	—	—	20
Current period net	$—	$—	$(18)	$—	$20	$—	$—	$2

Total loans:
Pass	$628,236	$281,239	$205,907	$148,724	$157,326	$264,245	$125,616	$1,811,293
Special mention	496	2,918	3,773	5,922	7,048	652	—	20,809
Substandard	—	923	2,565	4,963	5,192	8,369	—	22,012
Nonaccrual	24	1,176	654	4,222	4,992	1,637	—	12,705
Total loans	$628,756	$286,256	$212,899	$163,831	$174,558	$274,903	$125,616	$1,866,819

Charge-offs	$(243)	$(63)	$(92)		$(12)	$(65)	$(25)	$(543)
Recoveries	49	2	55	8	24	30	44	212
Total current period net (charge-offs) recoveries	$(194)	$(61)	$(37)	$(35)	$12	$(35)	$19	$(331)

(Continued)

23.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no loans classified in the “doubtful” or “loss” risk rating categories as of March 31, 2021 and December 31, 2020.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans, and their impact on ACL, as of March 31, 2021:

	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$126	$—	$126	$43
Real estate:
Construction and development	609	—	609	209
Commercial real estate	4,618	—	4,618	948
Total	$5,353	$—	$5,353	$1,200

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

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

March 31, 2021	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$750	$4	$260	$1,014	$459,477	$460,491	$—
Real estate:
Construction and development	103	4,484	230	4,817	253,069	257,886	—
Commercial real estate	884	—	283	1,167	629,312	630,479	—
Farmland	370	—	—	370	76,497	76,867	—
1-4 family residential	2,758	770	101	3,629	385,913	389,542	—
Multi-family residential	—	—	—	—	32,090	32,090	—
Consumer	380	160	102	642	49,138	49,780	—
Agricultural	169	—	—	169	14,736	14,905	—
Overdrafts	—	—	—	—	327	327	—
Total	$5,414	$5,418	$976	$11,808	$1,900,559	$1,912,367	$—

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

The outstanding balances of TDRs are shown below:

	March 31, 2021	December 31, 2020
Nonaccrual TDRs	$87	$90
Performing TDRs	9,598	9,626
Total	$9,685	$9,716
Specific reserves on TDRs	$—	$—

There was one loan modified as a TDR that occurred during the three months ended March 31, 2021.

The following table presents the loan by class, modified as a TDR that occurred during the three months ended March 31, 2021:

Three Months Ended March 31, 2021	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	1	$17	$17
Total	1	$17	$17

There were no TDRs that subsequently defaulted through March 31, 2021. The TDR described above did not increase the allowance for credit losses and resulted in no charge-off during the quarter ended March 31, 2021.

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans by class, modified as TDRs that occurred during the year ended December 31, 2020:

Year Ended December 31, 2020	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Construction and development	2	$1,289	$1,081
Commercial and industrial	1	129	85
Commercial real estate	1	1,017	670
Total	4	$2,435	$1,836

There were no TDRs that subsequently defaulted during the year ended December 31, 2020. The TDRs described above did not increase the allowance for credit losses and resulted in no charge-off during the year ended December 31, 2020.

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no loans modified as TDRs that occurred during the three months ended March 31, 2020.

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At March 31, 2021 and December 31, 2020, securities sold under agreements to repurchase totaled $24,007 and $15,631, respectively.

The Company has an unsecured $25,000 revolving line of credit, which had a $15,000 outstanding balance at March 31, 2021, bears interest at the greater of (i) the prime rate, which was 3.25% at March 31, 2021, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2022.

Federal Home Loan Bank (FHLB) advances, as of March 31, 2021, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2021	0.16%	$41,500
2022	1.99%	1,500
2023	0.00%	—
2024	1.76%	6,000
2025	0.00%	—
		49,000

Fixed rate advances, with monthly principal and interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2021	1.38%	96
		96
		$49,096

NOTE 5 - SUBORDINATED DEBENTURES

Subordinated debentures are made up of the following as of:

	March 31, 2021	December 31, 2020
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	9,500	9,500
	$19,810	$19,810

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

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at March 31, 2021 and December 31, 2020. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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
		$9,500

NOTE 6 – EQUITY AWARDS

The Company’s 2015 Equity Incentive Plan (the “Plan”) was adopted by the Company and approved by its shareholders in April 2015. The maximum number of shares of common stock that may be issued pursuant to stock-based awards under the Plan equals 1,100,000 shares, all of which may be subject to incentive stock option treatment. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 5 to 10 years and have 10-year contractual terms. Restricted stock awards vest under the period of restriction specified within their respective award agreements as determined by the Company. Forfeitures are recognized as they occur, subject to a 90-day grace period for vested options.

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

A summary of stock option activity in the Plan during the three months ended March 31, 2021 and 2020 follows:

Three Months Ended March 31, 2021	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	506,200	$26.81	5.82	$1,805
Effect of 10% stock dividend	50,770
Granted	24,500	33.37	9.86	83
Exercised	(24,250)	21.74	3.28	364
Forfeited	(10,000)	28.54	5.97	82
Balance, March 31, 2021	547,220	$24.81	5.88	$6,532

Exercisable at end of period	296,922	$23.49	4.64	$3,938

(Continued)

29.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Three Months Ended March 31, 2020	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	508,000	$26.68	6.24	$3,159
Granted	23,000	29.00	9.84	11
Exercised	(3,000)	24.00	2.54	—
Forfeited	(24,400)	31.72	8.46	—
Balance, March 31, 2020	503,600	$26.55	6.07	$21

Exercisable at end of period	260,880	$25.26	5.01	$7

A summary of nonvested stock option activity in the Plan during the three months ended March 31, 2021 and 2020 follows:

Three Months Ended March 31, 2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	214,680	$4.46
Effect of 10% stock dividend	23,218
Granted	24,500	5.67
Vested	(12,100)	(4.59)
Forfeited	—	—
Balance, March 31, 2021	250,298	$5.11

Three Months Ended March 31, 2020	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	251,120	$4.97
Granted	23,000	5.62
Vested	(8,200)	(5.18)
Forfeited	(23,200)	(1.93)
Balance, March 31, 2020	242,720	$5.90

Information related to stock options in the Plan is as follows for the three months ended:

	March 31, 2021	March 31, 2020
Intrinsic value of options exercised	$364	$—
Cash received from options exercised	527	72
Weighted average fair value of options granted	5.67	5.62

(Continued)

30.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Stock Awards and Units

A summary of restricted stock activity in the Plan during the three months ended March 31, 2021 and 2020 follows:

Three Months Ended March 31, 2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	35,300	$29.72
Effect of 10% stock dividend	3,530	—
Granted	—	—
Vested	(4,840)	30.25
Forfeited	—	—
Balance, March 31, 2021	33,990	$26.95

Three Months Ended March 31, 2020	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	31,459	$30.29
Granted	—	—
Vested	(6,100)	30.25
Forfeited	—	—
Balance, March 31, 2020	25,359	$30.29

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of March 31, 2021, there was $2,128 of total unrecognized compensation expense related to unvested stock options granted and restricted stock granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.30 years.

The Company granted options under the Plan during the first three months of 2021 and 2020. Expense of $162 was recorded during both the three months ended March 31, 2021 and 2020, which represents the stock options and fair value of shares vested during those periods.

(Continued)

31.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the three months ended March 31, 2021 and 2020 totaled $404 and $383, respectively.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

The number of shares held by the KSOP were 1,334,895 as of March 31, 2021, and there were no unallocated shares to plan participants. All shares held by the KSOP are treated as outstanding.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $35,836 and $35,510 as of March 31, 2021 and December 31, 2020, respectively.

Expense related to these plans totaled $358 and $296 for the three months ended March 31, 2021 and 2020, respectively, and $592 for the year ended December 31, 2020. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $4,705 and $4,383 as of March 31, 2021 and December 31, 2020, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the three months ended March 31, 2021 and 2020 totaled $880 and $478, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 14 years. Some of the Company’s operating leases include options to extend the leases for up to 6 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of March 31, 2021, operating lease right-of-use assets were $14,181 and liabilities were $14,485 and were included within the accompanying consolidated balance sheets as components of other assets and other liabilities, respectively.

(Continued)

32.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Operating lease expense for operating leases accounted for under ASC 842 for the three months ended March 31, 2021 and 2020 was approximately $568 and $477, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	March 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$14,181	$13,291
Operating lease liabilities	14,485	13,539

Weighted average remaining lease term
Operating leases	9 years	9 years
Weighted average discount rate
Operating leases	2.07%	2.19%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2025 and thereafter. Minimum future lease payments under these non-cancelable operating leases in excess of one year as of March 31, 2021, are as follows:

Year Ended December 31,	Amount
2021	$1,608
2022	1,970
2023	1,908
2024	1,865
2025	1,721
Thereafter	6,508
Total lease payments	15,580
Less: interest	(1,095)
Present value of lease liabilities	$14,485

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended March 31,
	2021	2020
Income tax expense for the period	$2,336	$1,445
Effective tax rate	17.57%	18.71%

The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended March 31, 2021 and 2020, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

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

Interest rate swaps with notional amounts totaling $5,000 as of March 31, 2021 and December 31, 2020, were designated as cash flow hedges of the debentures, and interest rate swaps with notional amounts totaling $40,000 as of March 31, 2021 and December 31, 2020 were designated as cash flow hedges of the FHLB advances.

The aggregate fair value of the swaps is recorded in accrued interest and other liabilities within the Company’s consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures and FHLB advances was as follows as of:

March 31, 2021
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	5.00	$332
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	1.58	$189
$15,000	0.668%	3 month LIBOR	3/18/2020	1.97	$116
$15,000	0.790%	3 month LIBOR	3/18/2020	3.97	$16
$10,000	0.530%	3 month LIBOR	3/23/2020	1.98	$49

December 31, 2020
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	5.25	$408
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	1.83	$221
$15,000	0.668%	3 month LIBOR	3/18/2020	2.22	$159
$15,000	0.790%	3 month LIBOR	3/18/2020	4.22	$288
$10,000	0.530%	3 month LIBOR	3/23/2020	2.23	$75

Interest expense recorded on these swap transactions totaled $155 and $137 during the three months ended March 31, 2021 and 2020, respectively. This expense is reported as a component of interest expense on the debentures and the FHLB advances and federal funds purchased. At March 31, 2021, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2021.

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

34.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL as of March 31, 2021 and December 31, 2020.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2021 and December 31, 2020, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	March 31, 2021	December 31, 2020
Commitments to extend credit	$349,638	$324,276
Letters of credit	9,244	8,488

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At March 31, 2021, the Company had letters of credit of $75,833 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of

(Continued)

35.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of March 31, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it was subject.

The Basel III Capital Rules, among other things, have (i) introduced a new capital measure called “Common Equity Tier 1” (“CETI”), (ii) specified that Tier 1 capital consist of CETI and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) defined CETI narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CETI and not to the other components of capital, (iv) expanded the scope of the deductions/adjustments as compared to existing regulations, and (v) imposed a “capital conservation buffer” of 2.5% above minimum risk-based capital requirements, below which an institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers.

As of March 31, 2021 and December 31, 2020, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company must maintain minimum total risk-based, CETI, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since March 31, 2021 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier 1 capital as of March 31, 2021 and December 31, 2020. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total capital to risk-weighted assets:
Consolidated	$271,513	14.24%	$152,533	8.00%	$200,199	10.50%		n/a
Bank	296,258	15.54%	152,530	8.00%	200,196	10.50%	$190,663	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	247,569	12.98%	114,400	6.00%	162,066	8.50%		n/a
Bank	272,315	14.28%	114,398	6.00%	162,064	8.50%	152,530	8.00%
Tier 1 capital to average assets:(1)
Consolidated	247,569	9.09%	108,954	4.00%	108,954	4.00%		n/a
Bank	272,315	10.00%	108,960	4.00%	108,960	4.00%	136,200	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	237,259	12.44%	85,800	4.50%	133,466	7.00%		n/a
Bank	272,315	14.28%	85,798	4.50%	133,464	7.00%	123,931	6.50%

(1) The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve and the FDIC may require the Consolidated Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

(Continued)

36.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital to risk-weighted assets:
Consolidated	$263,144	13.20%	$159,496	8.00%	$209,338	10.50%		n/a
Bank	285,490	14.32%	159,514	8.00%	209,362	10.50%	$199,392	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	238,115	11.94%	119,622	6.00%	169,464	8.50%		n/a
Bank	260,459	13.06%	119,635	6.00%	169,483	8.50%	159,514	8.00%
Tier 1 capital to average assets:(1)
Consolidated	238,115	9.13%	104,293	4.00%	104,293	4.00%		n/a
Bank	260,459	9.99%	104,293	4.00%	104,293	4.00%	130,366	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	227,805	11.43%	89,716	4.50%	139,559	7.00%		n/a
Bank	260,459	13.06%	89,726	4.50%	139,574	7.00%	129,605	6.50%

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

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of March 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$141,468	$—	$141,468	$—
Collateralized mortgage obligations	59,802	—	59,802	—
Municipal securities	172,266	—	172,266	—
Corporate bonds	34,200	—	34,200	—
Loans held for sale	4,663	—	—	4,663
Cash surrender value of life insurance	35,836	—	35,836	—
SBA servicing assets	783	—	—	783
Derivative instrument assets	521	—	521	—
Derivative instrument liabilities	(702)	—	(702)	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	4,153	—	—	4,153

(Continued)

38.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$107,164	$—	$107,164	$—
Collateralized mortgage obligations	66,945	—	66,945	—
Municipal securities	175,704	—	175,704	—
Corporate bonds	30,982	—	30,982	—
Loans held for sale	5,542	—	—	5,542
Cash surrender value of life insurance	35,510	—	35,510	—
SBA servicing assets	763	—	—	763
Derivative instrument assets	629	—	629	—
Derivative instrument liabilities	(1,151)	—	(1,151)	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	8,427	—	—	8,427

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2021 or for the year ended December 31, 2020.

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	March 31, 2021	December 31, 2020	March 31, 2020
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$42	$176
Charge-offs recognized in the allowance for credit losses	—	(9)	(66)
Fair value of other real estate owned remeasured at initial recognition	$—	$33	$110

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$62	$6
Write-downs included in collection and other real estate owned expense	—	(1)	(2)
Fair value of other real estate owned remeasured subsequent to initial recognition	$—	$61	$4

(Continued)

39.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents quantitative information about nonrecurring Level 3 fair value measurements as of:

March 31, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$312	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

December 31, 2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$404	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

The following table presents information on individually evaluated collateral dependent loans as of March 31, 2021:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$83	$83
Real estate:
Construction and development	—	—	400	400
Commercial real estate	—	—	3,670	3,670
Total	$—	$—	$4,153	$4,153

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of March 31, 2021 and December 31, 2020, are as follows:

	Fair value measurements as of March 31, 2021 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$423,472	$423,472	$—	$—	$423,472
Loans, net	1,876,985	—	—	1,891,696	1,891,696
Accrued interest receivable	8,064	—	8,064	—	8,064
Nonmarketable equity securities	14,024	—	14,024	—	14,024
Financial liabilities:
Deposits	$2,475,210	$2,109,844	$366,653	$—	$2,476,497
Securities sold under repurchase agreements	24,007	—	24,007	—	24,007
Accrued interest payable	759	—	759	—	759
Federal Home Loan Bank advances	49,096	—	49,314	—	49,314
Subordinated debentures	19,810	—	18,742	—	18,742

(Continued)

40.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Fair value measurements as of December 31, 2020 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$351,792	$351,792	$—	$—	$351,792
Loans, net	1,831,737	—	—	1,846,868	1,846,868
Accrued interest receivable	9,834	—	9,834	—	9,834
Nonmarketable equity securities	14,095	—	14,095	—	14,095
Financial liabilities:
Deposits	$2,286,390	$1,907,587	$380,570	$—	$2,288,157
Securities sold under repurchase agreements	15,631	—	15,631	—	15,631
Accrued interest payable	804	—	804	—	804
Federal Home Loan Bank advances	109,101	—	109,381	—	109,381
Subordinated debentures	19,810	—	17,406	—	17,406

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

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net earnings (basic)	$10,962	$6,278
Net earnings (diluted)	$10,962	$6,278

Denominator:
Weighted-average shares outstanding (basic)*	12,038,638	12,575,630
Effect of dilutive securities:
Common stock equivalent shares from stock options	139,138	—
Weighted-average shares outstanding (diluted)	12,177,776	12,575,630

Net earnings per share
Basic	$0.91	$0.50
Diluted	$0.90	$0.50

* Adjusted retroactively for all periods presented to give effect to the 10% stock dividend issued during the first quarter of 2021.

(Continued)

42.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) and any subsequent Quarterly Reports on Form 10-Q, the risk factors appearing in Item 1A of Part II of this Report, and the other risks and uncertainties listed from time to time in our reports and documents filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020. Unless the context indicates otherwise, references in this Report to “we,” “our,” “us,” and the “Company” refer to Guaranty Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries. References in this Report to “Guaranty Bank & Trust” and the “Bank” refer to Guaranty Bank & Trust, N.A., a national banking association and our wholly-owned consolidated subsidiary.

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

Impact of COVID-19 and Quarterly Highlights

In March 2020, the outbreak of the novel coronavirus disease ("COVID-19") was recognized as a pandemic by the World Health Organization. Global health concerns relating to COVID-19 have had, and will likely continue to have, a severe impact on the macroeconomic environment, leading to lower interest rates, depressed equity market valuations, heightened financial market volatility and significant disruption in banking and other financial activity in the areas we serve. Since March 2020, governmental responses to the pandemic included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary or permanent closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. Despite the wide availability of vaccines in early 2021, these risks and uncertainties remain as the extent to which the American public is willing to receive the vaccines remains unknown, and more contagious strains of the virus mutate both in the US and abroad.

(Continued)

43.

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

Significant uncertainties as to future economic conditions exist, and we have taken measured actions during the pandemic, to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and reserves supported by a strong capital position. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from government stimulus and relief programs; however, the extent to which the COVID-19 pandemic will continue to impact our operations and financial results, as well as timing of economic recovery, remains uncertain.

Quarterly highlights of the Company include:

•

Strong Net Earnings. Net earnings for the quarter were $11.0 million, up from $9.9 million for the immediately prior quarter and up from $6.3 million for the same quarter of 2020. Net core earnings†, which exclude provisions for credit losses and income tax, net PPP income, and interest on PPP-related borrowings, were $9.8 million for the first quarter, compared to $9.6 million for the fourth quarter of 2021 and $9.1 million during the first quarter of 2020.

•

Solid Net Interest Margin. The fully tax-equivalent (“FTE”) net interest margin was 3.85% for the first quarter of 2021 and the preceding quarter, and 3.87% in the first quarter of 2020. Net interest income increased $539,000, or 2.3%, from $24.0 million in the fourth quarter of 2020 to $24.5 million in the first quarter of 2021. Interest expense decreased $279,000, or 12.1%, from $2.3 million in the fourth quarter of 2020 to $2.0 million in first quarter of 2021. The Bank continues to decrease cost of funds as higher rate CDs mature and to reduce interest rates on non-maturing deposits as market conditions allow. In addition, 63.0% of the loan portfolio, or $1.2 billion, has interest rate floors and 55% of those loans are currently at their loan floor. The weighted average interest rate of loans currently at their floor is 4.43%.

•

Steady Credit Quality and Reduced Deferrals. Non-performing assets as a percentage of total loans were 0.19% at March 31, 2021, compared to 0.70% at December 31, 2020 and 1.00% at March 31, 2020. Net charge-offs to average loans (annualized) were 0.18% at March 31, 2021, compared to 0.03% at December 31, 2020, and 0.05% at March 31, 2020. The increase in charge-offs during the quarter resulted primarily from the resolution of three problem loans, made to two borrowers, with outstanding combined book balances of $8.7 million at December 31, 2020, that were acquired during the Westbound acquisition and which were fully reserved prior to the onset of COVID-19.

The level of initial COVID-related loan deferrals provided by the Bank during the first and second quarters of 2020 has declined significantly, with information about subsequent deferrals made on those loans described further in the Financial Condition section below.

•

Paycheck Protection Program. The Bank continued participation in the PPP during the first quarter and as of March 31, 2021, has issued $84.5 million of PPP round 2 (“PPP2”) loans to 932 borrowers, which resulted in $1.8 million in net origination fees recognized by the Bank and $2.1 million in net deferred

(Continued)

44.

origination fees. The Bank also recognized $1.4 million in deferred origination fees during the quarter from PPP round 1 (“PPP1”) loans through both amortization of deferred fees and recognition of deferred amounts for forgiven loans. As of March 31, 2021, there are 530 PPP1 loans with outstanding balances of $73.7 million remaining in our loan portfolio, a reduction of 64.8% from the $209.6 million to 1,944 borrowers that was originated under the PPP1 program. Deferred origination income as of March 31, 2021 is $784,000 and $2.1 million from PPP1 and PPP2, respectively.

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

(Continued)

45.

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

(Continued)

46.

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

(Continued)

47.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2021 and 2020

Results of Operations

The following discussion and analysis compares our results of operations for the three months ended March 31, 2021 with the three months ended March 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Net earnings were $11.0 million for the three months ended March 31, 2021, as compared to $6.3 million for the three months ended March 31, 2020. The following table presents key earnings data for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Net earnings	$10,962	$6,278
Net earnings per common share*
-basic	0.91	0.50
-diluted	0.90	0.50
Net interest margin(1)	3.81%	3.85%
Net interest rate spread(2)	3.63%	3.49%
Return on average assets	1.60%	1.09%
Return on average equity	16.01%	9.94%
Average equity to average total assets	10.00%	10.92%
Cash dividend payout ratio*	21.98%	34.55%

* Adjusted to give effect to the 10% stock dividend issued during the first quarter of 2021.
(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(Continued)

48.

Large provisions for credit losses in the prior period resulting from effects of COVID-19 and participation in the PPP program have created temporary extraordinary results in the calculation of net earnings and related performance ratios. With the credit outlook still uncertain as a result of COVID-19 and other economic factors, the following table illustrates net earnings and net core earnings per share, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as net core performance ratios for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020
Net earnings	$10,962	$6,278
Adjustments:
Provision for credit losses	—	1,400
Income tax provision	2,336	1,445
PPP interest income, including fees	(3,513)	—
Net core earnings†	$9,785	$9,123

Total average assets	$2,775,567	$2,325,618
Adjustments:
PPP loans average balance	(137,251)	—
Total average assets, adjusted†	$2,638,316	$2,325,618
Total average equity	$277,612	$253,919

PERFORMANCE RATIOS
Net earnings to average assets (annualized)	1.60%	1.09%
Net earnings to average equity (annualized)	16.01	9.94
Net core earnings to average assets, as adjusted (annualized)†	1.50	1.58
Net core earnings to average equity (annualized)†	14.29	14.45

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic*	12,038,638	12,575,630
Earnings per common share, basic*	$0.91	$0.50
Net core earnings per common share, basic*†	0.81	0.73

* Adjusted to give effect to the 10% stock dividend issued during the first quarter of 2021.
† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in "—Non-GAAP Financial Measures".

(Continued)

49.

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

Net interest income, before the provision for credit losses, was $24.5 million compared to $20.6 million for the three months ended March 31, 2020, an increase of $3.9 million, or 19.1%. The increase in net interest income resulted from a $2.7 million, or 56.8%, decrease in interest expense and a $1.3 million, or 5.0%, increase in interest income, primarily resulting from PPP related origination income. Although there was a $185.3 million, or 10.9%, increase in average loans outstanding for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, that increase was offset by a 12 basis point decrease in the average yield on total loans driven by lower rates on PPP loans and new and variable rate loans, partially offset by recognition of PPP origination fees, which are described in more detail in a table below. The increase in average loans outstanding was primarily due to loans originated through the PPP and organic growth of approximately $48.1 million, or 2.82%, from the same quarter in the prior year. The $2.7 million decrease in interest expense for the three months ended March 31, 2021 was primarily related to a decrease in the cost of interest-bearing deposits of 79 basis points, despite an $84.4 million, or 5.7%, increase in average interest-bearing deposits over the same period in 2020. The average deposit balance increase appears to be the result of government stimulus payments, PPP related deposits and general changes in consumer spending habits. The increases were primarily in noninterest-bearing demand accounts, money market accounts and were offset somewhat by declines in certificate of deposits accounts. For the three months ended March 31, 2021, net interest margin on a taxable equivalent basis and net interest spread were 3.85% and 3.63%, respectively, compared to 3.87% and 3.49% for the same period in 2020, which reflects a decrease in both loan yield due to the continued repricing of variable rate loans to lower interest rates during the period and the cost of interest-bearing deposits discussed above.

(Continued)

50.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2021 and 2020, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$1,886,863	$24,195	5.20%	$1,701,525	$22,517	5.32%
Securities available for sale	378,076	2,091	2.24	220,303	1,313	2.40
Securities held to maturity	—	—	—	144,531	956	2.66
Nonmarketable equity securities	10,031	101	4.08	9,221	114	4.97
Interest-bearing deposits in other banks	334,329	126	0.15	75,677	352	1.87
Total interest-earning assets	2,609,299	26,513	4.12	2,151,257	25,252	4.72
Allowance for credit losses	(33,242)			(20,781)
Noninterest-earning assets	199,510			195,142
Total assets	$2,775,567			$2,325,618
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,559,865	$1,603	0.42%	$1,475,507	$4,421	1.21%
Advances from FHLB and fed funds purchased	51,098	99	0.79	23,236	82	1.42
Line of credit	14,633	128	3.55	3,407	—	—
Subordinated debentures	19,810	188	3.85	10,810	171	6.36
Securities sold under agreements to repurchase	21,173	4	0.08	12,827	9	0.28
Total interest-bearing liabilities	1,666,579	2,022	0.49	1,525,787	4,683	1.23
Noninterest-bearing liabilities:
Noninterest-bearing deposits	808,007			524,263
Accrued interest and other liabilities	23,369			21,649
Total noninterest-bearing liabilities	831,376			545,912
Shareholders’ equity	277,612			253,919
Total liabilities and shareholders’ equity	$2,775,567			$2,325,618
Net interest rate spread(2)			3.63%			3.49%
Net interest income		$24,491			$20,569
Net interest margin(3)			3.81%			3.85%
Net interest margin, fully taxable equivalent(4)			3.85%			3.87%

(1) Includes average outstanding balances of loans held for sale of $4.2 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.
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

(Continued)

51.

To illustrate core net interest margin and remove the extraordinary impacts resulting from the PPP program, the table below excludes PPP loans and their associated fees and costs for the three months ended March 31, 2021:

	For the Three Months Ended March 31, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$1,886,863	$24,195	5.20%
Adjustments:
PPP1 loans average balance and net fees(1)	(101,689)	(1,651)	6.58
PPP2 loans average balance and net fees(2)	(35,562)	(1,862)	21.23
Total PPP loans(3)	$(137,251)	$(3,513)	10.38%

Total loans, excluding PPP	$1,749,612	$20,682	4.79%

Total interest-earning assets	2,609,299	26,513	4.12
Total interest-earning assets, net of PPP effects†	$2,472,048	$23,000	3.77%

Net interest income		$24,491
Net interest margin(4)			3.81%
Net interest margin, FTE(5)			3.85

Net interest income, net of PPP effects†		20,978
Net interest margin, net of PPP effects†(6)			3.44
Net interest margin, FTE, net of PPP effects†(7)			3.48

Efficiency ratio(8)			56.56
Efficiency ratio, net of PPP effects†(9)			65.34

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in the schedules accompanying this release.
(1) Interest earned on PPP1 loans consists of interest income of $247,000 and net origination fees recognized in earnings of $1.4 million for the three months ended March 31, 2021.
(2) Interest earned on PPP2 loans consists of interest income of $88,000 and net origination fees recognized in earnings of $1.8 million for the three months ended March 31, 2021.
(3) Interest earned consists of interest income of $335,000 and net origination fees recognized in earnings of $3.2 million for the three months ended March 31, 2021.
(4) Net interest margin is equal to net interest income divided by average interest-earning assets, annualized. Taxes are not a part of this calculation.

(5) Net interest margin on a taxable equivalent basis is equal to net interest income adjusted for nontaxable income divided by average interest-earning assets, annualized, using a marginal tax rate of 21%.

(6) Net interest margin is equal to net interest income, net of PPP effects, divided by average interest-earning assets, excluding average PPP loans, annualized. Taxes are not a part of this calculation.

(7) Net interest margin on a taxable equivalent basis is equal to net interest income, net of PPP effects, adjusted for nontaxable income divided by average interest-earning assets, excluding average PPP loans, annualized, using a marginal tax rate of 21%.

(8) The efficiency ratio was calculated by dividing total noninterest expense by net interest income plus noninterest income, excluding securities gains or losses. Taxes are not part of this calculation.

(9) The efficiency ratio was calculated by dividing total noninterest expense, net of PPP-related deferred costs, by net interest income, net of PPP effects, plus noninterest income, excluding securities gains or losses. Taxes are not part of this calculation.

(Continued)

52.

The following table presents the change in interest income and interest expense for the periods indicated for all major components of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended March 31, 2021 vs. 2020
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$2,465	$(787)	$1,678
Securities available for sale	947	(169)	778
Securities held to maturity	(961)	5	(956)
Nonmarketable equity securities	10	(23)	(13)
Interest-earning deposits in other banks	1,209	(1,435)	(226)
Total increase (decrease) in interest income	$3,670	$(2,409)	$1,261

Interest-bearing liabilities:
Interest-bearing deposits	$255	$(3,073)	$(2,818)
Advances from FHLB and fed funds purchased	99	(82)	17
Line of credit	—	128	128
Subordinated debentures	143	(126)	17
Securities sold under agreements to repurchase	6	(11)	(5)
Total increase (decrease) in interest expense	503	(3,164)	(2,661)
Increase in net interest income	$3,167	$755	$3,922

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

There was no provision for credit losses recorded for the three months ended March 31, 2021 compared to a $1.4 million provision for the three months ended March 31, 2020. The projected economic impact of COVID-19 as of March 31, 2020 created the need for an additional allowance during that quarter. For the year ended December 31, 2020, a total allowance for credit losses provision of $13.2 million was recorded primarily to account for the estimated impact of COVID-19 on credit quality and resulted largely from changes to individual loan risk ratings, as well as COVID-specific qualitative factors primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19. These COVID-specific qualitative factors, established during 2020, were reduced during the first quarter of 2021 from 55 basis points across the loan portfolio to 42 basis points across the portfolio in order to conservatively capture the improvements that have occurred to macro-economic factors evaluated at the onset of the pandemic. No reverse provision was necessary due to growth in the loan portfolio, ex-PPP, of 1.6% during the first quarter of 2021 compared to the fourth quarter of 2020, as well as certain updates in the standard qualitative factors within our CECL model that were not specifically attributable to COVID-19, but will begin to incorporate residual effects of COVID related credit quality matters such as reduction of government responses and stimulus, as well as non-COVID related factors. Although management is cautiously optimistic about improving vaccination and economic trends, it is possible that the economic effects of the pandemic could continue beyond 2021, although we expect the credit impact of the pandemic to be largely understood and accounted for by the end of 2021.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, merchant and debit card fees, fiduciary income, gains on the sale of both mortgage and SBA loans, and income from bank-owned life

(Continued)

53.

insurance. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents components of noninterest income for the three months ended March 31, 2021 and 2020 and the period-over-period variations in the categories of noninterest income:

	For The Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Noninterest income:
Service charges	$829	$908	$(79)
Merchant and debit card fees	1,506	1,131	375
Fiduciary and custodial income	549	514	35
Gain on sale of loans	1,398	1,189	209
Bank-owned life insurance income	212	218	(6)
Loan processing fee income	153	150	3
Warehouse lending fees	241	164	77
Mortgage fee income	177	98	79
Other noninterest income	1,054	589	465
Total noninterest income	$6,119	$4,961	$1,158

Total noninterest income increased $1.2 million, or 23.3%, for the three months ended March 31, 2021 compared to the same period in 2020. Material changes in the components of noninterest income are discussed below.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $1.5 million for the three months ended March 31, 2021, compared to $1.1 million for the same period in 2020, an increase of $375,000, or 33.2%. The increase was primarily due to growth in the number of DDAs and increased debit card usage volume during 2021. The total number of DDAs increased by 3,971 accounts, from 46,621 as of March 31, 2020 to 50,592 as of March 31, 2021.

Gain on Sales of Loans. We originate long-term fixed-rate mortgage loans, as well as Small Business Administration (SBA) loans, for resale into the secondary market. We sold 154 mortgage loans for $35.1 million during the three months ended March 31, 2021 compared to 106 mortgage loans for $24.6 million for the three months ended March 31, 2020. Gain on sale of loans was $1.4 million for the three months ended March 31, 2021, an increase of $209,000, or 17.6%, compared to $1.2 million for the same period in 2020. The $1.4 million gain in the current quarter was attributable entirely to sales of mortgage loans, while the gain during the same period in the prior year consisted of $818,000 for mortgage loan sales and $371,000 for SBA 7(a) loan sales.

Warehouse Lending Fees. A portion of our lending involves the origination of mortgage warehouse lines of credit. The average quarterly balance of mortgage warehouse lines increased from $48.1 million for the quarter ended March 31, 2020 to $84.9 million for the same quarter in 2021, an increase of $36.8 million or 76.6%. The increase in warehouse lending fees of $77,000, or 47.0%, is primarily due to changes in the fee structures since the previous quarter, as well as overall volume increase and usage of the lines by mortgage brokers. Recent decreases in mortgage loan rates have resulted in increases in mortgage purchases and refinances.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The increase of $79,000, or 80.6% from March 31, 2020 was primarily due to an increase in the fees collected per loan during 2021, compared to 2020, as well as higher volume of mortgage purchases and refinances due primarily to lower mortgage loan rates.

(Continued)

54.

Other. This category includes a variety of other income producing activities such as wire transfer fees, loan administration and processing fees, ATM surcharge income and other fee income. Other noninterest income increased $465,000, or 78.9%, for the three months ended March 31, 2021, compared to the same period in 2020 due primarily to a $277,000 gain on bank-owned life insurance proceeds resulting from the death of a former bank officer, a $57,000 SBA servicing asset fair value adjustment and a $48,000 gain on sale of ORE.

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

For the three months ended March 31, 2021, noninterest expense totaled $17.3 million, an increase of $905,000, or 5.5%, compared to $16.4 million for the three months ended March 31, 2020. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Employee compensation and benefits	$9,943	$9,466	$477
Non-staff expenses:
Occupancy expenses	2,687	2,477	210
Amortization	343	333	10
Software and technology	1,114	939	175
FDIC insurance assessment fees	169	195	(26)
Legal and professional fees	604	519	85
Advertising and promotions	455	433	22
Telecommunication expense	234	180	54
ATM and debit card expense	540	418	122
Director and committee fees	255	219	36
Other noninterest expense	968	1,228	(260)
Total noninterest expense	$17,312	$16,407	$905

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Employee compensation and benefits increased $477,000, or 5.0%, to $9.9 million for the three months ended March 31, 2021, from $9.5 million for the three months ended March 31, 2020. The increase was primarily the result of a $402,000 increase in bonus expense due to stronger estimated earnings projected in 2021, along with standard annual salary increases. These increases were offset by approximately $392,000 of deferred origination costs associated with PPP loans in the first quarter of 2021.

Software and Technology. Software and technology expenses increased $175,000, or 18.6%, from $939,000 for the three months ended March 31, 2020 to $1.1 million for the three months ended March 31, 2021. The increase is attributable primarily to new software investments to improve online deposit account opening, further enhance treasury management capabilities and improve connectivity to support remote working and other technology capabilities.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees decreased $26,000, or 13.3%, from $195,000 for the three months ended March 31, 2020 to $169,000 for the three months ended March 31, 2021. The decrease was primarily the result of a decrease in the assessment rate used to calculate the fee, which is based on changes in our financial ratios.

(Continued)

55.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $604,000 and $519,000 for the three months ended March 31, 2021 and 2020, respectively, an increase of $85,000, or 16.4%. The increase was primarily the result of professional recruiting fees paid during the three months ended March 31, 2021 that were not paid during the same period of 2020.

Telecommunication Expense. Telecommunication expense was $234,000 for the three months ended March 31, 2021 compared to $180,000 for the same period of 2020, an increase of $54,000, or 30.0%. The increase was due primarily from a project designed to aggregate utility expenses for the purpose of cost control through bundled contracts and negotiated rates, but will incur a period of duplicate vendor expense in some cases as new services are connected and tested prior to disconnection of old services. Additionally, during the first quarter of 2021, the company had additional expense to allow certain employees the ability to work remotely, which we did not have during the first quarter of 2020.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $540,000 for the three months ended March 31, 2021, an increase of $122,000, or 29.2%, compared to $418,000 for the same period in 2020. The increase was the result of increased ATM and debit card usage by our customers during the quarter.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense decreased $260,000, or 21.2%, from $1.2 million for the year ended December 31, 2020 to $968,000 for the three months ended March 31, 2021. The decrease was primarily due to fewer charitable contributions of $56,000, lower travel, entertainment, meals and training expenses of $63,000, lower loan and filing expenses of $70,000 and a charge-off of $68,000 in the prior year quarter resulting from an employee error that was not present in the current quarter.

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

For the three months ended March 31, 2021 and 2020, income tax expense totaled $2.3 million and $1.4 million, respectively. The increase in income tax expense was primarily due to an increase in net earnings before taxes of $5.6 million. Our effective tax rates for the three months ended 2021 and 2020 were 17.57% and 18.71%, respectively.

(Continued)

56.

Discussion and Analysis of Financial Condition as of March 31, 2021

Assets

Our total assets increased $150.5 million, or 5.5%, from $2.74 billion as of December 31, 2020 to $2.89 billion as of March 31, 2021. Our asset growth was primarily due to increases in total gross loans of $45.5 million and cash and cash equivalents of $71.7 million. The increase in loans resulted largely from our participation in the PPP2 loan program, and the increase in cash and cash equivalents resulted largely from increases in deposit balances, resulting primarily from government stimulus, PPP2 loan proceeds and a general changes in consumer spending and savings habits.

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

Our loan portfolio is the largest category of our earning assets. As of March 31, 2021, total loans held for investment were $1.91 billion, an increase of $45.5 million, or 2.4%, from the December 31, 2020 balance of $1.87 billion. In addition to these amounts, $4.7 million and $5.5 million in loans were classified as held for sale as of March 31, 2021 and December 31, 2020, respectively.

The increase in gross loans during the period included outstanding PPP loan balances of $158.2 million, to 1,462 borrowers, as of March 31, 2021. Excluding the outstanding balance of PPP loans, gross loans increased $27.1 million, or 1.6%, from December 31, 2020, primarily the result of period-end increases in our commercial real estate and multi-family residential portfolios.

Total loans, excluding those held for sale, as a percentage of deposits, were 77.3% and 81.6% as of March 31, 2021 and December 31, 2020, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 66.1% as of both March 31, 2021 and December 31, 2020.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2020 to March 31, 2021:

(in thousands)	As of March 31, 2021	As of December 31, 2020	Increase (Decrease)	Percent Change
Commercial and industrial	$460,491	$445,771	$14,720	3.30%
Real estate:
Construction and development	257,886	270,407	(12,521)	(4.63%)
Commercial real estate	630,479	594,216	36,263	6.10%
Farmland	76,867	78,508	(1,641)	(2.09%)
1-4 family residential	389,542	389,096	446	0.11%
Multi-family residential	32,090	21,701	10,389	47.87%
Consumer and overdrafts	50,107	51,386	(1,279)	(2.49%)
Agricultural	14,905	15,734	(829)	(5.27%)
Total loans held for investment	$1,912,367	$1,866,819	$45,548	2.44%

Total loans held for sale	$4,663	$5,542	$(879)	(15.86%)

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

57.

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

Nonperforming assets as a percentage of total loans were 0.19% at March 31, 2021, compared to 0.70% at December 31, 2020. The Bank’s nonperforming assets consist primarily of nonaccrual loans. During 2020, nonperforming assets included three Small Business Administration (SBA) 7(a), partially guaranteed (75%) loans that were acquired in the June 2018 acquisition of Westbound Bank, with combined book balances of $8.7 million as of December 31, 2020. During the first quarter of 2021, one of these loans was resolved when the underlying collateral, a hotel, was sold to a third party. A charge-off of $475,000 was recorded in connection with the sale, all of which had previously been specifically reserved within the ACL. The other two loans, both to the same borrower and secured by the same hotel, were resolved through a bankruptcy judgement that allows the borrower to adequately service their debt coverage. The bankruptcy order resulted in a charge-off of $270,000, which was fully reserved in the ACL. These loans were internally identified as problem assets prior to COVID-19 and were properly reserved.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans	$3,383	$12,705
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	3,383	12,705
Other real estate owned:
Residential real estate	312	404
Total other real estate owned	312	404
Repossessed assets owned	4	6
Total other assets owned	316	410
Total nonperforming assets	$3,699	$13,115
TDR loans - nonaccrual	$87	$90
TDR loans - accruing	$9,598	$9,626
Ratio of nonperforming loans to total loans(1)(2)	0.18%	0.68%
Ratio of nonperforming assets to total loans(1)(2)	0.19%	0.70%
Ratio of nonperforming assets to total assets	0.13%	0.48%

(1) Excludes loans held for sale of $4.7 million and $5.5 million as of March 31, 2021 and December 31, 2020, respectively.
(2) Restructured loans on nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.

The following table presents nonaccrual loans by category as of:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$388	$27
Real estate:
Construction and development	230	—
Commercial real estate	764	10,604
Farmland	115	115
1-4 family residential	1,592	1,667
Multi-family residential	—	—
Consumer and overdrafts	239	212
Agricultural	55	80
Total	$3,383	$12,705

Potential Problem Loans

From a credit risk standpoint, we classify loans in one of five risk ratings: pass, special mention, substandard, doubtful or loss. Within the pass rating, we classify loans into one of the following five subcategories based on perceived

(Continued)

58.

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

Social distancing and other measures as a result of the virus have particularly affected the restaurant, hospitality and retail commercial real estate (“CRE”) sectors. Although all capacity and other restrictions in Texas have been removed, some local and business-specific restrictions remain in place. Excluding SBA partially guaranteed (75%) loans, the Bank has direct exposure, through total loan commitments with weighted average loan-to-values (“LTV”), as of March 31, 2021, of $24.9 million with 59.7% weighted average LTV to restaurants, $51.4 million with 51.5% weighted average LTV to retail CRE and $68.5 million with 56.3% weighted average LTV to hotel/hospitality borrowers. Many of the loans in these sectors were downgraded to pass-acceptable/watch, special mention or substandard risk ratings during 2020. Management will continue to closely monitor these borrowing relationships and work with borrowers to achieve positive outcomes, when necessary.

The following table summarizes the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	March 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$459,291	$147	$665	$—	$—	$388	$460,491
Real estate:
Construction and development	251,581	978	5,097	—	—	230	257,886
Commercial real estate	568,149	9,419	52,147	—	—	764	630,479
Farmland	76,594	33	125	—	—	115	76,867
1-4 family residential	387,427	523	—	—	—	1,592	389,542
Multi-family residential	31,403	—	687	—	—	—	32,090
Consumer and overdrafts	49,732	136	—	—	—	239	50,107
Agricultural	14,739	34	77	—	—	55	14,905
Total	$1,838,916	$11,270	$58,798	$—	$—	$3,383	$1,912,367

(Continued)

59.

The following table summarizes the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	December 31, 2020
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual
Commercial and industrial	$438,975	$5,829	$940	$—	$—	$27
Real estate:
Construction and development	267,767	1,346	1,294	—	—	—
Commercial real estate	550,724	13,280	19,608	—	—	10,604
Farmland	78,229	35	129	—	—	115
1-4 family residential	387,261	168	—	—	—	1,667
Multi-family residential	21,701	—	—	—	—	—
Consumer and overdrafts	51,059	115	—	—	—	212
Agricultural	15,577	36	41	—	—	80
Total	$1,811,293	$20,809	$22,012	$—	$—	$12,705

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of March 31, 2021, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the three months ended March 31, 2021.

In determining the ACL for loans held for investment, we primarily estimate losses on segments of loans with similar risk characteristics and where the potential loss can be identified and reasonably determined. For loans that do not share similar risk characteristics with our existing segments, they are evaluated individually for an ACL. Our portfolio is segmented by regulatory call report codes, with additional segments for warehouse mortgage loans, SBA loans acquired from Westbound Bank, SBA loans originated by us and SBA PPP loans. The segments are further disaggregated by internally assigned risk rating classifications. The balance of the ACL is determined using the current expected credit loss model, which considers historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and reasonable and supportable forecasts of the impact of future economic conditions on loan loss rates. Please see “Critical Accounting Policies - Allowance for Credit Losses.”

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

60.

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

As of March 31, 2021, the allowance for credit losses totaled $32.8 million, or 1.71%, of total loans, excluding those held for sale, and totaled 1.87%, excluding PPP loans and loans held for sale. As of December 31, 2020, the allowance for loan losses totaled $33.6 million, or 1.80%, of total loans, excluding those held for sale. The decrease in the ACL of $849,000, or 2.5%, is due to COVID-specific qualitative factors established during 2020 that were reduced during the first quarter of 2021 from 55 basis points across the loan portfolio to 42 basis points in order to conservatively capture some of the improvements that have occurred to macro-economic factors evaluated at the onset of the pandemic. Despite our current quarter loan growth, ex-PPP, of 1.6%, we did not record a provision because our reductions in the COVID-specific qualitative factors, as well as increases in our standard qualitative factors during the quarter, outweigh the effects of the loan growth. Although management is cautiously optimistic about improving vaccination and economic trends, it is possible that the economic effects of the pandemic could continue beyond 2021, although we expect the credit impact of the pandemic to be largely understood and accounted for by the end of 2021.

(Continued)

61.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
(dollars in thousands)	2021	2020	2020
Average loans outstanding(1)	$1,886,863	$1,701,525	$1,872,914
Gross loans outstanding at end of period(2)	1,912,367	1,718,353	1,866,819
Allowance for credit losses at beginning of the period	33,619	16,202	16,202
Impact of adopting ASC 326	—	4,548	4,548
Provision for credit losses	—	1,400	13,200
Charge offs:
Commercial and industrial	7	43	68
Real estate:
Commercial real estate	758	—	—
1-4 family residential	—	59	68
Consumer	61	73	155
Agriculture	—	—	18
Overdrafts	49	49	234
Total charge-offs	875	224	543
Recoveries:
Commercial and industrial	7	—	101
Real estate:
Construction and development	1	—	—
Commercial real estate	—	—	1
1-4 family residential	—	1	2
Consumer	4	7	37
Agriculture	—	—	20
Overdrafts	14	14	51
Total recoveries	26	22	212
Net charge-offs (recoveries)	849	202	331
Allowance for credit losses at end of period	$32,770	$21,948	$33,619
Ratio of allowance to end of period loans(2)	1.71%	1.28%	1.80%
Ratio of net charge-offs (recoveries) to average loans(1)	0.04%	0.01%	0.02%

(1) Includes average outstanding balances of loans held for sale of $4.2 million, $2.4 million and $6.0 million for the three months ended March 31, 2021 and 2020, and for the year ended December 31, 2020, respectively.

(2) Excludes loans held for sale of $4.7 million, $4.0 million and $5.5 million for the three months ended March 31, 2021 and 2020, and for the year ended December 31, 2020, respectively.

The ratio of allowance for credit losses to non-performing loans increased from 264.6% at December 31, 2020 to 968.7% at March 31, 2021. Non-performing loans decreased to $3.4 million at March 31, 2021, compared to $12.7 million at December 31, 2020 due to the resolution of three Small Business Administration (SBA) 7(a), partially guaranteed (75%) problem loans that were acquired in the June 2018 acquisition of Westbound Bank, with combined book balances of $8.7 million as of December 31, 2020.

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

62.

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

	As of March 31, 2021		As of December 31, 2020
(in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$3,529	10.77%	$4,033	12.00%
Real estate:
Construction and development	4,198	12.81%	4,735	14.08%
Commercial real estate	16,109	49.16%	15,780	46.94%
Farmland	1,057	3.23%	1,220	3.63%
1-4 family residential	6,326	19.30%	6,313	18.78%
Multi-family residential	496	1.51%	363	1.08%
Total real estate	28,186	86.01%	28,411	84.51%
Consumer and overdrafts	847	2.59%	936	2.78%
Agricultural	208	0.63%	239	0.71%
Total allowance for credit losses	$32,770	100.00%	$33,619	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2021, the carrying amount of our investment securities totaled $407.7 million, an increase of $26.9 million, or 7.1%, compared to $380.8 million as of December 31, 2020. Investment securities represented 14.1% and 13.9% of total assets as of March 31, 2021 and December 31, 2020, respectively.

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

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of March 31, 2021, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors; therefore the Company carried no ACL with respect to our securities portfolio at March 31, 2021.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$33,096	$1,181	$77	$34,200
Municipal securities	162,906	9,476	116	172,266
Mortgage-backed securities	139,186	2,891	609	141,468
Collateralized mortgage obligations	57,681	2,140	19	59,802
Total	$392,869	$15,688	$821	$407,736

(Continued)

63.

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$29,608	$1,382	$8	$30,982
Municipal securities	164,668	11,036	—	175,704
Mortgage-backed securities	104,210	3,041	87	107,164
Collateralized mortgage obligations	64,611	2,335	1	66,945
Total	$363,097	$17,794	$96	$380,795

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of March 31, 2021 and December 31, 2020, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

The following tables set forth the fair value of available for sale securities and maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of March 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Corporate bonds	$—	—	$19,690	3.09%	$14,510	4.30%	$—	—	$34,200	3.60%
Municipal securities	2,657	3.38%	36,889	3.29%	52,183	3.35%	80,537	3.21%	172,266	3.27%
Mortgage-backed securities	148	3.42%	92,309	1.84%	15,638	1.89%	33,373	1.81%	141,468	1.84%
Collateralized mortgage obligations	9,939	1.50%	49,863	2.77%	—	—	—	—	59,802	2.56%
Total	$12,744	1.92%	$198,751	2.47%	$82,331	3.24%	$113,910	2.80%	$407,736	2.70%

	As of December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Corporate bonds	$—	—	$18,839	2.96%	$12,143	4.31%	$—	—	$30,982	3.49%
Municipal securities	4,154	2.84%	35,849	3.13%	51,823	3.39%	83,878	3.23%	175,704	3.25%
Mortgage-backed securities	170	3.37%	74,450	2.04%	22,104	2.05%	10,440	1.81%	107,164	2.02%
Collateralized mortgage obligations	9,641	1.49%	57,304	2.74%	—	—	—	—	66,945	2.56%
Total	$13,965	1.91%	$186,442	2.56%	$86,070	3.17%	$94,318	3.07%	$380,795	2.80%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 6.57 years with an estimated effective duration of 3.13 years as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.70% as of March 31, 2021, a decrease from 2.80% as of December 31, 2020. The decrease in average yield resulted primarily from a decrease in the yield on mortgage backed securities from 2.02% as of December 31, 2020 to 1.84% as of March 31, 2021. As of March 31, 2021, municipal securities and mortgage backed securities comprised 42.2% and 34.7% of the portfolio, respectively. As of December 31, 2020, municipal securities and mortgage backed securities comprised 46.1% and 28.1% of the portfolio, respectively.

(Continued)

64.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2021 were $2.48 billion, an increase of $188.8 million, or 8.3%, compared to $2.29 billion as of December 31, 2020. The majority of the deposit balance increase was due to the deposit of government stimulus and PPP funds into demand and money market accounts at the Bank, as well as apparent changes in depositor spending habits during the year resulting from economic and other uncertainties due to COVID-19.

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$372,296	$293,111	$79,185	27.02%
Savings accounts	107,002	87,092	19,910	22.86%
Money market accounts	708,289	642,239	66,050	10.28%
Certificates and other time deposits	372,278	445,911	(73,633)	(16.51%)
Total interest-bearing deposits	1,559,865	1,468,353	91,512	6.23%
Noninterest-bearing demand accounts	808,007	696,454	111,553	16.02%
Total deposits	$2,367,872	$2,164,807	$203,065	9.38%

The aggregate amount of certificates and other time deposits in denominations of $100,000 or more as of March 31, 2021 and December 31, 2020 was $256.7 million and $266.3 million, respectively.

The scheduled maturities of certificates and other time deposits greater than $100,000 were as follows:

	As of March 31, 2021
(dollars in thousands)	Amount	Weighted Average Interest Rate
Under 3 months	$52,335	0.64%
3 to 6 months	46,348	0.77%
6 to 12 months	125,434	0.67%
12 to 24 months	21,720	1.15%
24 to 36 months	8,010	2.22%
36 to 48 months	1,919	1.96%
Over 48 months	964	0.57%
Total	$256,730	0.78%

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2021 and December 31, 2020, total borrowing capacity of $502.3 million and $476.5 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within three years. As of March 31, 2021, approximately $1.36 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.

(Continued)

65.

The following table presents our FHLB borrowings by maturity and weighted average rate as of March 31, 2021:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$40,096	0.10%
90 days to less than one year	1,500	1.87%
One to three years	7,500	1.81%
Total	$49,096	0.41%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2021 and December 31, 2020, $158.8 million was available under this arrangement. As of March 31, 2021 and December 31, 2020, approximately $219.9 million and $214.5 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of March 31, 2021 and December 31, 2020, no borrowings were outstanding under this arrangement.

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

(Continued)

66.

Other Borrowings We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and in March 2021, we renewed that line of credit. The line of credit bears interest at the prime rate (3.25% as of March 31, 2021) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2022. As of March 31, 2021, there was a $15.0 million outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events, such as COVID-19. For the three months ended March 31, 2021 and the year ended December 31, 2020, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2021 and December 31, 2020, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $60.0 million in federal funds. There were no funds under these lines of credit outstanding as of March 31, 2021 and December 31, 2020. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $2.78 billion for the three months ended March 31, 2021 and $2.57 billion for the year ended December 31, 2020.

	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
Sources of Funds:
Deposits:
Noninterest-bearing	29.11%	27.09%
Interest-bearing	56.20%	57.11%
Advances from FHLB	1.84%	2.95%
Line of credit	0.53%	0.26%
Subordinated debentures	0.71%	0.67%
Securities sold under agreements to repurchase	0.76%	0.70%
Accrued interest and other liabilities	0.85%	0.96%
Shareholders’ equity	10.00%	10.26%
Total	100.00%	100.00%

Uses of Funds:
Loans	66.78%	71.72%
Securities available for sale	13.62%	13.17%
Securities held to maturity	0.00%	1.40%
Nonmarketable equity securities	0.36%	0.42%
Federal funds sold	11.03%	4.82%
Interest-bearing deposits in other banks	1.02%	5.70%
Other noninterest-earning assets	7.19%	2.77%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	34.12%	32.17%
Average loans to average deposits	79.69%	86.52%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale,

(Continued)

67.

increased $185.3 million, or 10.9%, for the three months ended March 31, 2021 compared to the same period in 2020, while our average deposits increased $368.1 million, or 18.4% for the same time periods. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of March 31, 2021, we had $349.6 million in outstanding commitments to extend credit and $9.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had $324.3 million in outstanding commitments to extend credit and $8.5 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2021 and December 31, 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2021, we had cash and cash equivalents of $423.5 million, compared to $351.8 million as of December 31, 2020. The increase was primarily due to an increase in federal funds sold of $137.9 million, offset by a decrease in interest-bearing deposits held at other banks of $56.9 million.

Capital Resources

Total shareholders’ equity increased to $280.1 million as of March 31, 2021, compared to $272.6 million as of December 31, 2020, an increase of $7.5 million, or 2.7%. The increase from December 31, 2020 was primarily the result of net earnings, partially offset by a decrease in other comprehensive income and payment of dividends. The Company also issued a 10.0% stock dividend in the first quarter of 2021 that resulted in an additional 1,093,932 shares of stock issued.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2021 and December 31, 2020, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and learn more about the economic impacts of COVID-19, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk weighted assets)	$271,513	14.24%	$263,144	13.20%
Tier 1 capital (to risk weighted assets)	247,569	12.98%	238,115	11.94%
Tier 1 capital (to average assets)	247,569	9.09%	238,115	9.13%
Common equity tier 1 risk-based capital	237,259	12.44%	227,805	11.43%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$296,258	15.54%	$285,490	14.32%
Tier 1 capital (to risk weighted assets)	272,315	14.28%	260,459	13.06%
Tier 1 capital (to average assets)	272,315	10.00%	260,459	9.99%
Common equity tier 1 risk-based capital	272,315	14.28%	260,459	13.06%

(Continued)

68.

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of March 31, 2021 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of March 31, 2021
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$310,887	$46,337	$7,140	$—	$364,364
Advances from FHLB	41,596	7,500	—	—	49,096
Subordinated debentures	—	5,500	4,000	10,310	19,810
Operating leases	1,296	3,333	3,326	6,530	14,485
Total	$353,779	$62,670	$14,466	$16,840	$447,755

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of March 31, 2021 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of March 31, 2021
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$4,144	$1,680	$375	$3,045	$9,244
Commitments to extend credit	195,818	71,281	1,537	81,002	349,638
Total	$199,962	$72,961	$1,912	$84,047	$358,882

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of March 31, 2021 and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of March 31, 2021.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value

(Continued)

69.

of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of March 31, 2021.

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

(Continued)

70.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	March 31, 2021		December 31, 2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	6.72%	10.54%	4.40%	5.04%
+200	3.93%	8.87%	2.62%	4.45%
+100	1.36%	4.35%	1.42%	3.35%
Base	—	—	—	—
-100	(1.84)%	6.68%	(1.92)%	3.96%

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

(Continued)

71.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31,		As of December 31,
(dollars in thousands, except per share data)	2021	2020	2020
Tangible Common Equity
Total shareholders’ equity	$280,097	$253,646	$272,643
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(2,786)	(3,639)	(2,999)
Total tangible common equity	$245,151	$217,847	$237,484
Common shares outstanding*(1)	12,053,597	12,241,412	12,028,957
Book value per common share*	$23.24	$20.72	$22.67
Tangible book value per common share*	$20.34	$17.80	$19.74

* Adjusted to give effect to the 10% stock dividend issued during the first quarter of 2021.

(1) Excludes the dilutive effect, if any, of 139,138, 58,844 and 66,202 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2021 and 2020, and December 31, 2020, respectively.

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

The following table reconciles, as of the dates set forth below, total tangible common equity and total assets to tangible assets:

(dollars in thousands)	As of March 31, 2021	As of December 31, 2020
Total tangible common equity	$245,151	$237,484
Tangible Assets
Total assets	2,891,300	2,740,832
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible, net	(2,786)	(2,999)
Total tangible assets	$2,856,354	$2,705,673

Total Shareholders' Equity to Total Assets	9.69%	9.95%
Tangible Common Equity to Tangible Assets	8.58%	8.78%

(Continued)

72.

The following tables reconcile, as of and for the dates set forth below, various metrics impacted by the effects of COVID-19 on reported data.

Net Core Earnings and Net Core Earnings per Common Share

	Quarter Ended
	2021	2020
(dollars in thousands, except per share data)	March 31	December 31	September 30	June 30	March 31
Net earnings	$10,962	$9,915	$10,134	$1,075	$6,278
Adjustments:
Provision for credit losses	—	—	(300)	12,100	1,400
Income tax provision (benefit)	2,336	2,290	2,350	(190)	1,445
PPP loans, including fees	(3,513)	(2,654)	(1,076)	(2,540)	—
Net interest expense on PPP-related borrowings	—	—	3	31	—
Net core earnings	$9,785	$9,551	$11,111	$10,476	$9,123

Weighted-average common shares outstanding, basic*	12,038,638	12,063,154	12,113,266	12,128,516	12,575,630
Earnings per common share, basic*	$0.91	$0.82	$0.84	$0.09	$0.50
Net core earnings per common share, basic*	0.81	0.79	0.92	0.86	0.73

* Adjusted to give effect to the 10% stock dividend issued during the first quarter of 2021.

Net Core Earnings to Average Assets, as Adjusted, and Average Equity

	Quarter Ended
	2021	2020
(dollars in thousands)	March 31	December 31	September 30	June 30	March 31
Net core earnings	$9,785	$9,551	$11,111	$10,476	$9,123
Total average assets	$2,775,567	$2,659,725	$2,639,335	$2,657,609	$2,325,618
Adjustments:
PPP loan average balance	(137,251)	(179,240)	(209,506)	(163,184)	—
Excess fed funds sold due to PPP-related borrowings	—	—	(8,152)	(84,066)	—
Total average assets, adjusted	$2,638,316	$2,480,485	$2,421,677	$2,410,359	$2,325,618
Net core earnings to average assets, as adjusted (annualized)	1.50	1.53	1.83	1.75	1.58
Total average equity	$277,612	$271,397	$265,027	$258,225	$253,919
Net core earnings to average equity (annualized)	14.29	14.00	16.68	16.32	14.45

Total Non-Performing Assets to Total Loans, Excluding PPP

	Quarter Ended
	2021	2020
(dollars in thousands)	March 31	December 31	September 30	June 30	March 31
Total loans(1)(2)	$1,912,367	$1,866,819	$1,958,634	$1,957,440	$1,718,353
Adjustments:
PPP loans balance	(158,236)	(139,808)	(209,609)	(208,793)	—
Total loans, excluding PPP(1)(2)	$1,754,131	$1,727,011	$1,749,025	$1,748,647	$1,718,353

Total non-performing assets	$3,699	$13,115	$14,093	$14,920	$17,129

Non-performing assets as a percentage of:
Total loans(1)(2)	0.19%	0.70%	0.72%	0.76%	1.00%
Total loans, excluding PPP(1)(2)	0.21	0.76	0.81	0.85	1.00

(1) Excludes outstanding balances of loans held for sale of $4.7 million, $5.5 million, $9.1 million, $7.2 million, and $4.0 million as of March 31, 2021, December 31, September 30, June 30 and March 31, 2020, respectively.

(2) Excludes deferred loan (fees) costs of $(2.6) million, $(1.5) million, $(3.6) million, $(4.1) million, and $456,000 as of March 31, 2021, December 31, September 30, June 30 and March 31, 2020, respectively.

(Continued)

73.

Total Interest-Earning Assets, net of PPP Effects

	For the Three Months Ended March 31, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$2,609,299	$26,513	4.12%

Total loans	1,886,863	24,195	5.20
Adjustments:
PPP loan average balance and net fees(1)	(137,251)	(3,513)	10.38
Total loans, net of PPP effects	1,749,612	20,682	4.79

Total interest-earning assets, net of PPP effects	$2,472,048	$23,000	3.77%

(1) Interest earned consists of interest income of $335,000 and net origination fees recognized in earnings of $3.2 million for the three months ended March 31, 2021.

Net Interest Income and Net Interest Margin, Net of PPP Effects

	For the Three Months Ended March 31, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Net interest income		$24,491
Adjustments:
PPP-related interest income		(335)
PPP-related net origination fees		(3,178)
Net interest income, net of PPP effects		$20,978

Total interest-earning assets	$2,609,299
Total interest-earning assets, net of PPP effects	2,472,048

Net interest margin(1)			3.81%
Net interest margin, net of PPP effects			3.44%

Efficiency Ratio, Net of PPP Effects

(dollars in thousands)	Three Months Ended March 31, 2021	Three Months Ended December 31, 2020
Total noninterest expense	$17,312	$18,173
Adjustments:
PPP-related deferred costs	392	—
Total noninterest expense, net of PPP effects	$17,704	$18,173

Net interest income	24,491	23,952
Net interest income, net of PPP effects	20,978	21,298

Noninterest income	$6,119	$6,426

Efficiency ratio(1)	56.56%	59.82%
Efficiency ratio, net of PPP effects(2)	65.34	65.55

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

(Continued)

74.

Allowance to Total Loans, Excluding PPP

	Quarter Ended
	2021	2020
(dollars in thousands)	March 31	December 31	September 30	June 30	March 31
LOAN PORTFOLIO
Total loans	$1,912,367	$1,866,819	$1,958,634	$1,957,440	$1,718,353
Adjustments:
PPP loans balance	(158,236)	(139,808)	(209,609)	(208,793)	—
Total loans, adjusted	$1,754,131	$1,727,011	$1,749,025	$1,748,647	$1,718,353

ALLOWANCE FOR CREDIT LOSSES
Balance at beginning of period	$33,619	$33,757	$34,119	$21,948	$20,750
Loans charged-off	(875)	(159)	(101)	(59)	(224)
Recoveries	26	21	39	130	22
Provision for credit loss expense	—	—	(300)	12,100	1,400
Balance at end of period	$32,770	$33,619	$33,757	$34,119	$21,948

Allowance for credit losses / period-end loans	1.71%	1.80%	1.72%	1.74%	1.28%
Allowance for credit losses / period-end loans, as adjusted	1.87%	1.95%	1.93%	1.95%	1.28%

Loan Yield, Net of PPP Effects

	Three Months Ended March 31, 2021			Three Months Ended December 31, 2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$1,886,863	$24,195	5.20%	$1,937,556	$23,998	4.93%
Adjustments:
PPP loans average balance and net fees	(137,251)	(3,513)	10.38	(179,240)	(2,654)	5.89
Total loans, net of PPP effects	$1,749,612	$20,682	4.79%	$1,758,316	$21,344	4.83%
Effect of removing PPP loans on loan yield			0.41%			0.10%

	Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$1,886,863	$24,195	5.20%	$1,701,525	$22,517	5.32%
Adjustments:
PPP loans average balance and net fees	(137,251)	(3,513)	10.38	—	—	—
Total loans, net of PPP effects	$1,749,612	$20,682	4.79%	$1,701,525	$22,517	5.32%
Effect of removing PPP loans on loan yield			0.41%			0.00%

(Continued)

75.

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

(Continued)

76.

•	risks that the financial institutions we may acquire or de novo branches we may open will not be integrated successfully, or the integrations may be more time consuming or costly than expected;
•	technology related changes are difficult to make or are more expensive than expected; and
•

the other factors that are described under the caption “Risk Factors” or referenced in this report, our Annual Report on Form 10-K for the year ended December 31, 2020, and other risks included in the Company’s filings with the SEC.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors previously disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and other risks included in the Company’s filings with the SEC. The Company’s business could be harmed by any of these risks. The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2020, the Company announced the adoption of a new stock repurchase program that authorized the repurchase of up to 1,000,000 shares of the Company common stock. The stock repurchase program will be effective until the earlier of March 13, 2022, or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors. There were no repurchases made during the first quarter of 2021, and 562,523 shares remain available for repurchase as of March 31, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

(Continued)

78.

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

10.1

Renewal Revolving Promissory Note between Guaranty Bancshares, Inc. and Frost Bank, dated March 31, 2021 (incorporated by reference to Exhibit 10.2 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 2, 2021, file number 001-38087).

10.2

Loan Agreement between Guaranty Bancshares, Inc. and Frost Bank, dated March 31, 2017, as amended (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 2, 2021, file number 001-38087).

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

GUARANTY BANCSHARES, INC.
(Registrant)

Date: May 7, 2021	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: May 7, 2021	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

80.