Form 10-Q
period 2021-06-30
GUARANTY BANCSHARES INC /TX/
filed 2021-08-06
CIK 1058867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
  No
☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes
☐
  No
☒
As of August 2, 2021, there were 12,057,937 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GUARANTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited) June 30, 2021	(Audited) December 31, 2020
ASSETS
Cash and due from banks	$37,611	$47,836
Federal funds sold	385,075	218,825
Interest-bearing deposits	24,532	85,130

Total cash and cash equivalents	447,218	351,791
Securities available for sale	446,636	380,795
Loans held for sale	5,088	5,542
Loans, net of allowance for credit losses of $31,548 and $33,619, respectively	1,856,277	1,831,737
Accrued interest receivable	8,801	9,834
Premises and equipment, net	54,405	55,212
Other real estate owned	227	404
Cash surrender value of life insurance	36,367	35,510
Core deposit intangible, net	2,573	2,999
Goodwill	32,160	32,160
Other assets	43,207	34,848

Total assets	$2,932,959	$2,740,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$928,416	$779,740
Interest-bearing	1,604,610	1,506,650

Total deposits	2,533,026	2,286,390
Securities sold under agreements to repurchase	15,336	15,631
Accrued interest and other liabilities	28,058	25,257
Line of credit	—	12,000
Federal Home Loan Bank advances	49,000	109,101
Subordinated debentures	19,810	19,810

Total liabilities	2,645,230	2,468,189
Commitments and contingencies (see Note 11)
Shareholders’ equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,074,198 and 12,951,676 shares issued, and 12,057,937 and 10,935,415 shares outstanding, respectively	14,074	12,952
Additional paid-in capital	223,822	188,032
Retained earnings	94,073	113,449
Treasury stock, 2,016,261 shares at cost	(51,419)	(51,419)
Accumulated other comprehensive income	7,179	9,629

Total shareholders’ equity	287,729	272,643

Total liabilities and shareholders’ equity	$2,932,959	$2,740,832

See accompanying notes to consolidated financial statements.
3.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$22,864	$24,139	$47,059	$46,656
Securities
Taxable	1,138	1,187	2,190	2,481
Nontaxable	1,053	1,086	2,092	2,061
Federal funds sold and interest-bearing deposits	229	169	456	635

Total interest income	25,284	26,581	51,797	51,833

Interest expense
Deposits	1,493	3,040	3,096	7,461
FHLB advances and federal funds purchased	102	123	201	205
Subordinated debentures	188	176	376	319
Other borrowed money	24	60	156	97

Total interest expense	1,807	3,399	3,829	8,082

Net interest income	23,477	23,182	47,968	43,751
Provision for credit losses	(1,000)	12,100	(1,000)	13,500

Net interest income after provision for credit losses	24,477	11,082	48,968	30,251

Noninterest income
Service charges	855	571	1,684	1,479
Net realized gain on sale of loans	1,244	1,508	2,642	2,697
Other income	3,871	2,908	7,763	5,772

Total noninterest income	5,970	4,987	12,089	9,948

Noninterest expense
Employee compensation and benefits	10,204	8,077	20,147	17,543
Occupancy expenses	2,833	2,550	5,520	5,027
Other expenses	4,666	4,557	9,348	9,021

Total noninterest expense	17,703	15,184	35,015	31,591

Income before income taxes	12,744	885	26,042	8,608
Income tax provision (benefit)	2,312	(190)	4,648	1,255

Net earnings	$10,432	$1,075	$21,394	$7,353

Basic earnings per share*	$0.87	$0.09	$1.78	$0.59

Diluted earnings per share*	$0.85	$0.09	$1.75	$0.59

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

See accompanying notes to consolidated financial statements.
4.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings	$10,432	$1,075	$21,394	$7,353
Other comprehensive (loss) income:
Unrealized (losses) gains on securities
Unrealized holding (losses) gains arising during the period	(869)	11,382	(3,700)	12,486
Unrealized gains on held to maturity securities transferred to available for sale	—	—	—	2,265
Amortization of net unrealized gains on held to maturity securities	—	—	—	46
Tax effect	182	(2,390)	778	(3,100)

Unrealized (losses) gains on securities, net of tax	(687)	8,992	(2,922)	11,697
Unrealized holding gains (losses) arising during the period on interest rate swaps	23	(243)	472	(829)

Total other comprehensive (loss) income	(664)	8,749	(2,450)	10,868

Comprehensive income	$9,768	$9,824	$18,944	$18,221

See accompanying notes to consolidated financial statements.
5.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
For the Six Months Ended June 30, 2021
Balance at December 31, 2020	$—	$12,952	$188,032	$113,449	$(51,419)	$9,629	$272,643
Net earnings	—	—	—	21,394	—	—	21,394
Other comprehensive loss	—	—	—	—	—	(2,450)	(2,450)
10% stock dividend	—	1,094	34,853	(35,947)	—	—	—
Exercise of stock options	—	28	608	—	—	—	636
Stock based compensation	—	—	329	—	—	—	329
Cash dividends:
Common - $0.40 per share	—	—	—	(4,823)	—	—	(4,823)

Balance at June 30, 2021	$—	$14,074	$223,822	$94,073	$(51,419)	$7,179	$287,729

For the Three Months Ended June 30, 2021
Balance at March 31, 2021	$—	$14,070	$223,550	$86,053	$(51,419)	$7,843	$280,097
Net earnings	—	—	—	10,432	—	—	10,432
Other comprehensive loss	—	—	—	—	—	(664)	(664)
Exercise of stock options	—	4	105	—	—	—	109
Stock based compensation	—	—	167	—	—	—	167
Cash dividends:
Common - $0.20 per share	—	—	—	(2,412)	—	—	(2,412)

Balance at June 30, 2021	$—	$14,074	$223,822	$94,073	$(51,419)	$7,179	$287,729

See accompanying notes to consolidated financial statements.
6.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
For the Six Months Ended June 30, 2020
Balance at December 31, 2019	$—	$12,905	$186,692	$98,239	$(34,492)	$(1,793)	$261,551
Impact of adoption of ASC 326, net of tax of $955	—	—	—	(3,593)	—	—	(3,593)
Net earnings	—	—	—	7,353	—	—	7,353
Other comprehensive income	—	—	—	—	—	10,868	10,868
Exercise of stock options	—	3	69	—	—	—	72
Purchase of treasury stock	—	—	—	—	(13,477)	—	(13,477)
Stock based compensation	—	—	312	—	—	—	312
Cash dividends:
Common - $0.35 per share*	—	—	—	(4,211)	—	—	(4,211)

Balance at June 30, 2020	$—	$12,908	$187,073	$97,788	$(47,969)	$9,075	$258,875

For the Three Months Ended June 30, 2020
Balance at March 31, 2020	$—	$12,908	$186,916	$98,805	$(45,309)	$326	$253,646
Net earnings	—	—	—	1,075	—	—	1,075
Other comprehensive income	—	—	—	—	—	8,749	8,749
Purchase of treasury stock	—	—	—	—	(2,660)	—	(2,660)
Stock based compensation	—	—	157	—	—	—	157
Dividends:
Common - $0.17 per share*	—	—	—	(2,092)	—	—	(2,092)

Balance at June 30, 2020	$—	$12,908	$187,073	$97,788	$(47,969)	$9,075	$258,875

*	Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

See accompanying notes to consolidated financial statements.
7.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net earnings	$21,394	$7,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,210	1,995
Amortization	679	673
Deferred taxes	(235)	(2,175)
Premium amortization, net of discount accretion	2,200	1,908
Gain on sale of loans	(2,642)	(2,697)
Provision for credit losses	(1,000)	13,500
Origination of loans held for sale	(60,289)	(69,170)
Proceeds from loans held for sale	63,385	67,041
Write-down of other real estate and repossessed assets	4	357
Net gain on sale of premises, equipment, other real estate owned and other assets	1	107
Stock based compensation	329	312
Net change in accrued interest receivable and other assets	(7,420)	(6,409)
Net change in accrued interest payable and other liabilities	3,049	2,053

Net cash provided by operating activities	$21,665	$14,848

Cash flows from investing activities
Securities available for sale:
Purchases	$(112,178)	$(20,894)
Proceeds from maturities and principal repayments	40,437	22,552
Securities held to maturity:
Proceeds from maturities and principal repayments	—	3,024
Net originations of loans	(23,984)	(246,637)
Purchases of premises and equipment	(1,409)	(3,881)
Proceeds from BOLI death benefit	464	—
Proceeds from sale of premises, equipment, other real estate owned and other assets	155	339

Net cash used in investing activities	$(96,515)	$(245,497)

See accompanying notes to consolidated financial statements.
8.

GUARANTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from financing activities
Net change in deposits	$246,636	$285,222
Net change in securities sold under agreements to repurchase	(295)	6,314
Proceeds from FHLB advances	80,000	200,000
Repayment of FHLB advances	(140,101)	(154,508)
Proceeds from line of credit	5,000	20,000
Repayment of line of credit	(17,000)	(18,000)
Proceeds from issuance of debentures	—	10,000
Repayments of debentures	—	(500)
Purchase of treasury stock	—	(13,477)
Exercise of stock options	636	72
Cash dividends	(4,599)	(4,194)

Net cash provided by financing activities	$170,277	$330,929

Net change in cash and cash equivalents	95,427	100,280
Cash and cash equivalents at beginning of period	351,791	90,714

Cash and cash equivalents at end of period	$447,218	$190,994

Supplemental disclosures of cash flow information
Interest paid	$4,068	$8,497
Income taxes paid	6,850	2,600

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	2,412	2,092
Transfer of loans to other real estate owned and repossessed assets	444	182
Stock dividend	35,947	—

See accompanying notes to consolidated financial statements.
9.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
: Guaranty Bancshares, Inc. (“Guaranty”) is a bank holding company headquartered in Mount Pleasant, Texas that provides, through its wholly-owned subsidiary, Guaranty Bank & Trust, N.A. (the “Bank”), a broad array of financial products and services to individuals and corporate customers, primarily in its markets of East Texas, Dallas/Fort Worth, Greater Houston and Central Texas. The terms “the Company,” “we,” “us” and “our” mean Guaranty and its subsidiaries, when appropriate. The Company’s main sources of income are derived from granting loans throughout its markets and investing in securities issued by the U.S. Treasury, U.S. government agencies and state and political subdivisions. The Company’s primary lending products are real estate, commercial and consumer loans. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor contracts is dependent on the economy of the State of Texas and primarily the economies of East Texas, Dallas/Fort Worth, Greater Houston and Central Texas. The Company primarily funds its lending activities with deposit operations. The Company’s primary deposit products are checking accounts, money market accounts and certificates of deposit.
Basis of Presentation
: The consolidated financial statements in this Quarterly Report on Form 10-Q (this “Report”) include the accounts of Guaranty, the Bank, and their respective other direct and indirect subsidiaries and any other entities in which Guaranty has a controlling interest. The Bank has six wholly-owned non-bank subsidiaries, Guaranty Company, Inc., G B COM, INC., 2800 South Texas Avenue LLC, Pin Oak Realty Holdings, Inc., Pin Oak Asset Management, LLC (formerly Pin Oak Energy Holdings, LLC) and White Oak Aviation, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.
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
COVID-19
: On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, of which virus variants continue to spread through the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19, and its subsequent variants, could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company.
Government leaders and the Federal Reserve have taken several actions designed to mitigate the economic fallout resulting from the coronavirus. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, authorized more than $2 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small businesses, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The goal of CARES Act was to prevent severe economic downturn. The CARES Act also provided for temporary interest only or payment deferral modifications for loans without classifying them as troubled debt restructurings under current accounting rules. Additional government-backed hardship relief measures were signed into law in early 2021, as well as extension of many of the CARES Act provisions, with further measures currently being considered.

(Continued)
10.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. On March 16, 2020, the Federal Open Market Committee reduced the target federal funds rate range to 0.00% to 0.25%, at which it remains as of June 30, 2021. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations, as well as business and consumer confidence. As a result of the spread of COVID-19 and its variants, economic uncertainties have arisen which can negatively impact net interest income and noninterest income. Other financial impacts could occur though such potential impact remains unknown at this time.
Recent Accounting Pronouncements
:
In June 2016, the FASB issued ASU 2016-13,
Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, which replaces the existing incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842: Leases. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.
The Company adopted the Current Expected Credit Losses (CECL) standard (Accounting Standards Update 2016-13 or ASC 326) on January 1, 2020. The day one impact of adopting CECL resulted in an allowance increase of $4,548, or 28.1%, from December 31, 2019. The day one increase was primarily due to recognizing expected lifetime losses in the portfolio and adding an economic forecast based upon our assumptions on
January 1, 2020
. The Company made significant additional provisions during the year ended December 31, 2020 as a result of CECL model assumptions driven by COVID-19 and related uncertainties.
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
Loans
The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected over the lifetime of the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Subsequent recoveries, if any, are credited to the allowance.
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
Effect of Stock Splits and Stock Dividends on Prior Period Presentation
: Earnings and dividends per share and weighted average shares outstanding are presented as if all stock splits and stock dividends were effective from the earliest period presented through the date of issuance of the financial statements. Unless indicated otherwise, other share amounts have not been adjusted.
NOTE 2 - MARKETABLE SECURITIES
The following tables summarize the amortized cost and fair value of securities available for sale as of June 30, 2021 and as of December 31, 2020 and the corresponding amounts of gross unrealized gains and losses:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$10,014	$134	$—	$10,148
Corporate bonds	39,153	1,356	78	40,431
Municipal securities	162,219	9,634	40	171,813
Mortgage-backed securities	155,970	2,140	794	157,316
Collateralized mortgage obligations	65,282	1,660	14	66,928

Total available for sale	$432,638	$14,924	$926	$446,636

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,608	$1,382	$8	$30,982
Municipal securities	164,668	11,036	—	175,704
Mortgage-backed securities	104,210	3,041	87	107,164
Collateralized mortgage obligations	64,611	2,335	1	66,945

Total available for sale	$363,097	$17,794	$96	$380,795

There is no allowance for credit losses recorded for our available for sale debt securities as of June 30, 2021 or December 31, 2020.

(Continued)
16.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of June 30, 2021 and December 31, 2020, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2021	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(78)	$7,708	$—	$—	$(78)	$7,708
Municipal securities	(40)	4,486	—	—	(40)	4,486
Mortgage-backed securities	(794)	81,619	—	—	(794)	81,619
Collateralized mortgage obligations	(14)	3,549	—	—	(14)	3,549

Total available for sale	$(926)	$97,362	$—	$—	$(926)	$97,362

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2020	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(8)	$2,493	$—	$—	$(8)	$2,493
Mortgage-backed securities	(87)	25,775	—	—	(87)	25,775
Collateralized mortgage obligations	—	—	(1)	106	(1)	106

Total available for sale	$(95)	$28,268	$(1)	$106	$(96)	$28,374

There were 25 investments in an unrealized loss position with no recorded allowance for credit losses at June 30, 2021. The securities in a loss position were composed of collateralized mortgage obligations, and mortgage backed securities. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. Government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of June 30, 2021 is not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline.
Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.
As of June 30, 2021, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

(Continued)
17.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with fair values of approximately $299,031 and $314,962 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.
There were no securities sold during the three or six months ended June 30, 2021 or 2020.
The contractual maturities at June 30, 2021 of available for sale securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale
June 30, 2021	Amortized Cost	Estimated Fair Value
Due within one year	$2,817	$2,850
Due after one year through five years	54,849	57,225
Due after five years through ten years	78,842	82,309
Due after ten years	74,878	80,008
Mortgage-backed securities	155,970	157,316
Collateralized mortgage obligations	65,282	66,928

Total Securities	$432,638	$446,636

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the Company’s loan portfolio by type of loan as of:

	June 30, 2021	December 31, 2020
Commercial and industrial	$424,624	$445,771
Real estate:
Construction and development	264,002	270,407
Commercial real estate	608,464	594,216
Farmland	94,525	78,508
1-4 family residential	389,616	389,096
Multi-family residential	42,086	21,701
Consumer	51,795	51,044
Agricultural	14,608	15,734
Overdrafts	444	342

Total loans (1)	1,890,164	1,866,819
Net of:
Deferred loan fees, net	(2,339)	(1,463)
Allowance for credit losses	(31,548)	(33,619)

Total net loans (1)	$1,856,277	$1,831,737

(1) Excludes accrued interest receivable on loans of $5.8 million and $7.0 million as of June 30, 2021 and December 31, 2020, respectively, which is presented separately on the consolidated balance sheets.

(Continued)
18.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The following tables present the activity in the ACL by class of loans for the six months ended June 30, 2021, for the year ended December 31, 2020 and for the six months ended June 30, 2020:

For the Six Months Ended June 30, 2021	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619
Provision for credit losses	(329)	(914)	167	19	(162)	255	(34)	(49)	47	(1,000)
Loans charged-off	(238)	—	(760)	—	—	—	(76)	—	(84)	(1,158)
Recoveries	11	1	11	—	—	—	28	—	36	87

Ending balance	$3,477	$3,822	$15,198	$1,239	$6,151	$618	$847	$190	$6	$31,548

For the Year Ended December 31, 2020	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202
Impact of adopting ASC 326	546	323	2,228	26	1,339	(50)	72	73	(9)	4,548
Provision for loan losses	1,398	2,034	6,698	624	1,915	4	373	(33)	187	13,200
Loans charged-off	(68)	—	—	—	(68)	—	(155)	(18)	(234)	(543)
Recoveries	101	—	1	—	2	—	37	20	51	212

Ending balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619

For the Six Months Ended June 30, 2020	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$—	$16,202
Impact of adopting ASC 326	546	323	2,228	26	1,339	(50)	72	73	(9)	—	4,548
Provision for loan losses	1,491	2,193	6,567	654	1,729	245	364	114	60	83	13,500
Loans charged-off	(43)	—	—	—	(59)	—	(80)	(18)	(83)	—	(283)
Recoveries	86	—	—	—	2	—	17	20	27	—	152

Ending balance	$4,136	$4,894	$15,648	$1,250	$6,136	$604	$975	$386	$7	$83	$34,119

(Continued)
19.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

During the year ended December 31, 2020, a total allowance for credit losses provision of $13.2 million was recorded primarily to account for the estimated impact of COVID-19 on credit quality and resulted largely from changes to individual loan risk ratings, as well as COVID-specific qualitative factors primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19. There was a reverse provision for ACL of $1.0 million during the second quarter of 2021, partially due to the aforementioned COVID-specific qualitative factors established during 2020 being reduced during the second quarter of 2021 by approximately 14 basis points across the loan portfolio in order to capture the improvements that have occurred to macro-economic factors evaluated at the onset of the pandemic, as well as upgrades to risk ratings for certain loans that were downgraded at the onset of COVID as a precautionary measure. Although management is cautiously optimistic about improving economic trends, it is possible that the economic effects of the pandemic could continue beyond 2021, particularly if COVID variants result in widespread health issues that cause an increase in social distancing measures.
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
The ACL is measured on a collective segment basis when similar risk characteristics exist. Our loan portfolio is segmented first by regulatory call report code, and second, by internally identified risk grades for our commercial loan segments and by delinquency status for our consumer loan segments. We also have separate segments for our warehouse lines of credit, for our internally originated SBA loans, for our SBA loans acquired from Westbound Bank and for SBA-guaranteed PPP loans. Consistent forecasts of the loss drivers are used across the loan segments. For loans that do not share general risk characteristics with segments, we estimate a specific reserve on an individual basis. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of collateral for collateral-dependent loans.
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

(Continued)
20.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of June 30, 2021:

June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$211,052	$67,442	$24,286	$10,741	$6,105	$20,334	$83,765	$423,725
Special mention	30	105	—	—	27	—	—	162
Substandard	—	284	62	226	46	33	—	651
Nonaccrual	—	—	41	4	—	2	39	86

Total commercial and industrial loans	$211,082	$67,831	$24,389	$10,971	$6,178	$20,369	$83,804	$424,624

Charge-offs	$—	$—	$(145)	$(67)	$(19)	$—	$(7)	$(238)
Recoveries	—	—	—	—	—	1	10	11

Current period net	$—	$—	$(145)	$(67)	$(19)	$1	$3	$(227)

Construction and development:
Pass	$75,324	$95,313	$41,751	$8,414	$17,464	$16,080	$7,054	$261,400
Special mention	—	793	—	—	967	—	—	1,760
Substandard	—	—	609	3	—	—	—	612
Nonaccrual	—	—	230	—	—	—	—	230

Total construction and development loans	$75,324	$96,106	$42,590	$8,417	$18,431	$16,080	$7,054	$264,002

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	1	—	1

Current period net	$—	$—	$—	$—	$—	$1	$—	$1

Commercial real estate:
Pass	$59,861	$99,816	$71,480	$65,798	$46,928	$186,791	$13,461	$544,135
Special mention	406	—	1,610	3,298	4,630	1,843	—	11,787
Substandard	—	7,072	2,391	10,943	13,210	18,204	—	51,820
Nonaccrual	—	—	—	162	202	358	—	722

Total commercial real estate loans	$60,267	$106,888	$75,481	$80,201	$64,970	$207,196	$13,461	$608,464

Charge-offs	$—	$—	$(17)	$—	$(472)	$(271)	$—	$(760)
Recoveries	—	—	—	—	11	—	—	11

Current period net	$—	$—	$(17)	$—	$(461)	$(271)	$—	$(749)

Farmland:
Pass	$28,867	$13,528	$9,286	$9,158	$5,494	$22,182	$5,750	$94,265
Special mention	—	—	—	—	—	30	—	30
Substandard	—	—	—	—	—	121	—	121
Nonaccrual	—	—	—	—	—	109	—	109

Total farmland loans	$28,867	$13,528	$9,286	$9,158	$5,494	$22,442	$5,750	$94,525

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—

Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)
21.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Total
1-4 family residential:
Pass	$54,740	$76,540	$57,049	$43,069	$30,548	$114,346	$11,120	$387,412
Special mention	—	—	—	—	27	—	—	27
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	227	310	230	1,410	—	2,177

Total 1-4 family residential loans	$54,740	$76,540	$57,276	$43,379	$30,805	$115,756	$11,120	$389,616

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—

Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$12,271	$4,828	$4,426	$15,480	$593	$3,601	$206	$41,405
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	681	—	—	681
Nonaccrual	—	—	—	—	—	—	—	—

Total multi-family residential loans	$12,271	$4,828	$4,426	$15,480	$1,274	$3,601	$206	$42,086

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—

Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and overdrafts:
Pass	$15,248	$16,834	$7,234	$6,807	$1,051	$804	$4,005	$51,983
Special mention	—	8	2	—	—	—	—	10
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	44	84	106	12	—	—	246

Total consumer loans and overdrafts	$15,248	$16,886	$7,320	$6,913	$1,063	$804	$4,005	$52,239

Charge-offs	$(87)	$(18)	$(38)	$(16)	$(1)	$—	$—	$(160)
Recoveries	36	3	—	8	2	15	—	64

Current period net	$(51)	$(15)	$(38)	$(8)	$1	$15	$—	$(96)

Agricultural:
Pass	$1,535	$2,330	$1,232	$1,222	$333	$652	$7,153	$14,457
Special mention	—	—	—	—	27	—	—	27
Substandard	—	—	5	33	46	17	—	101
Nonaccrual	—	—	—	23	—	—	—	23

Total agricultural loans	$1,535	$2,330	$1,237	$1,278	$406	$669	$7,153	$14,608

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—

Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$458,898	$376,631	$216,744	$160,689	$108,516	$364,790	$132,514	$1,818,782
Special mention	436	906	1,612	3,298	5,678	1,873	—	13,803
Substandard	—	7,356	3,067	11,205	13,983	18,375	—	53,986
Nonaccrual	—	44	582	605	444	1,879	39	3,593

Total loans	$459,334	$384,937	$222,005	$175,797	$128,621	$386,917	$132,553	$1,890,164

Charge-offs	$(87)	$(18)	$(200)	$(83)	$(492)	$(271)	$(7)	$(1,158)
Recoveries	36	3	—	8	13	17	10	87

Total current period net (charge-offs) recoveries	$(51)	$(15)	$(200)	$(75)	$(479)	$(254)	$3	$(1,071)

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
24.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

There were no loans classified in the “doubtful” or “loss” risk rating categories as of June 30, 2021 and December 31, 2020.
The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans, and their impact on the ACL, as of June 30, 2021:

	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$123	$—	$123	$42
Real estate:
Construction and development	609	—	609	210
Commercial real estate	4,602	—	4,602	948

Total	$5,334	$—	$5,334	$1,200

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans, and their impact on the ACL, as of December 31, 2020:

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

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

June 30, 2021	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$45	$38	$59	$142	$424,482	$424,624	$—
Real estate:
Construction and development	64	236	230	530	263,472	264,002	—
Commercial real estate	40	278	206	524	607,940	608,464	—
Farmland	95	—	—	95	94,430	94,525	—
1-4 family residential	1,315	63	641	2,019	387,597	389,616	—
Multi-family residential	—	—	—	—	42,086	42,086	—
Consumer	178	18	85	281	51,514	51,795	—
Agricultural	42	—	—	42	14,566	14,608	—
Overdrafts	—	—	—	—	444	444	—

Total	$1,779	$633	$1,221	$3,633	$1,886,531	$1,890,164	$—

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
The outstanding balances of TDRs are shown below:

	June 30, 2021	December 31, 2020
Nonaccrual TDRs	$86	$90
Performing TDRs	9,535	9,626

Total	$9,621	$9,716

Specific reserves on TDRs	$—	$—

There was one loan modified as a TDR that occurred during the six months ended June 30, 2021. No TDRs have subsequently defaulted during 2021, and the TDRs described above have not increased the allowance for credit losses and have not resulted in any charge-offs during the six months ended June 30, 2021.
The following table presents the loan by class, modified as a TDR that occurred during the six months ended June 30, 2021:

Six Months Ended June 30, 2021	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	1	$17	$17

Total	1	$17	$17

The following table presents loans by class, modified as TDRs that occurred during the year ended December 31, 2020:

Year Ended December 31, 2020	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Construction and development	2	$1,289	$1,081
Commercial and industrial	1	129	85
Commercial real estate	1	1,017	670

Total	4	$2,435	$1,836

(Continued)
26.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

There were no TDRs that subsequently defaulted during 2020, and the TDRs described above did not increase the allowance for credit losses and resulted in no charge-offs during the year ended December 31, 2020.
There were no loans modified as TDRs during the six months ended June 30, 2020.
NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT
At June 30, 2021 and December 31, 2020, securities sold under agreements to repurchase totaled $15,336 and $15,631, respectively.
The Company has an unsecured $25,000 revolving line of credit, which had no outstanding balance at June 30, 2021, bears interest at the greater of (i) the prime rate, which was 3.25% at June 30, 2021, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2022.
Federal Home Loan Bank (FHLB) advances, as of June 30, 2021, were as follows:
Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2021	0.19%	$41,500
2022	1.99%	1,500
2023	—	—
2024	1.76%	6,000
2025	—	—

		$49,000
There are no fixed rate advances, with monthly principal and interest payments outstanding as of June 30, 2021.
NOTE 5 - SUBORDINATED DEBENTURES
Subordinated debentures are made up of the following as of:

	June 30, 2021	December 31, 2020
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	9,500	9,500

	$19,810	$19,810

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
The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at June 30, 2021 and December 31, 2020. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.
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
In accordance with ASC 810, “
Consolidation,
” the junior subordinated debentures issued by the Company to the subsidiary trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of earnings.
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
28.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Other Debentures
In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. $500 matured in November of 2020 and $9,500 remain as of June 30, 2021. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.
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

(Continued)
29.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A summary of stock option activity in the Plan during the six months ended June 30, 2021 and 2020 follows:

Six Months Ended June 30, 2021	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	506,200	$26.81	5.82	$1,805
Effect of 10% stock dividend	50,770
Granted	24,500	33.37	9.61	22
Exercised	(28,590)	22.28	3.38	337
Forfeited	(19,020)	26.01	7.09	153

Balance, June 30, 2021	533,860	$24.84	5.58	$4,930

Exercisable at end of period	312,206	$23.58	4.49	$3,274

Six Months Ended June 30, 2020	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	508,000	$26.68	6.24	$3,159
Granted	35,000	27.64	9.72	41
Exercised	(3,000)	24.00	2.29	6
Forfeited	(28,200)	31.93	8.16	—

Balance, June 30, 2020	511,800	$26.47	5.90	$607

Exercisable at end of period	284,620	$25.28	4.88	$438

A summary of nonvested stock option activity in the Plan during the six months ended June 30, 2021 and 2020 follows:

Six Months Ended June 30, 2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	214,680	$4.46
Effect of 10% stock dividend	23,218
Granted	24,500	5.67
Vested	(31,724)	(6.13)
Forfeited	(9,020)	(8.06)

Balance, June 30, 2021	221,654	$5.01

Six Months Ended June 30, 2020	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	251,120	$4.97
Granted	35,000	4.13
Vested	(35,740)	(6.43)
Forfeited	(23,200)	(3.13)

Balance, June 30, 2020	227,180	$5.55

(Continued)
30.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Information related to stock options in the Plan is as follows for the six months ended:

	June 30, 2021	June 30, 2020
Intrinsic value of options exercised	$337	$6
Cash received from options exercised	$636	72
Weighted average fair value of options granted	5.67	4.13
Restricted Stock Awards and Units
A summary of restricted stock activity in the Plan during the six months ended June 30, 2021 and 2020 follows:

Six Months Ended June 30, 2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	35,300	$29.72
Effect of 10% stock dividend	3,530	—
Granted	—	—
Vested	(4,840)	30.25
Forfeited	—	—

Balance, June 30, 2021	33,990	$26.95

Six Months Ended June 30, 2020	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	31,459	$30.29
Granted	—	—
Vested	(10,100)	30.25
Forfeited	—	—

Balance, June 30, 2020	21,359	$30.31

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.
As of June 30, 2021, there was $1,772 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.17 years.
The Company granted options under the Plan during the first six months of 2021 and 2020. Expense of $329 was recorded during both the six months ended June 30, 2021 and 2020, which represents the fair value of shares vested during those periods.
NOTE 7 - EMPLOYEE BENEFITS
KSOP
The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the six months ended June 30, 2021 and 2020 totaled $737 and $692, respectively.
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
31.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

As of June 30, 2021, the number of shares held by the KSOP was 1,304,471. There were no unallocated shares to plan participants as of June 30, 2021, and all shares held by the KSOP were treated as outstanding.
Executive Incentive Retirement Plan
The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.
In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $36,367 and $35,510 as of June 30, 2021 and December 31, 2020, respectively.
Expense related to these plans totaled $471 and $400 for the six months ended June 30, 2021 and 2020, respectively, and $592 for the year ended December 31, 2020. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $4,781 and $4,383 as of June 30, 2021 and December 31, 2020, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.
Bonus Plan
The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the six months ended June 30, 2021 and 2020 totaled $2,153 and $728, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.
NOTE 8 – LEASES
The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 14 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.
Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of June 30, 2021, operating lease right-of-use assets were $15,179 and liabilities were $15,551, and as of December 31, 2020, lease assets and liabilities were $13,291 and $13,539 respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.
Operating lease expense for operating leases accounted for under ASC 842 for the six months ended June 30, 2021 and 2020 was approximately $1,146 and $921, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

(Continued)
32.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The table below summarizes other information related to our operating leases as of:

	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$15,179	$13,291
Operating lease liabilities	15,551	13,539

Weighted average remaining lease term
Operating leases	9 years	9 years
Weighted average discount rate
Operating leases	1.96%	2.19%
The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2024 and thereafter. Minimum future lease payments under these non-cancelable operating leases in excess of one year as of June 30, 2021, are as follows:

Year Ended December 31,	Amount
2021	$1,107
2022	2,110
2023	2,049
2024	2,008
2025	1,868
Thereafter	7,440

Total lease payments	16,582
Less: interest	(1,031)

Present value of lease liabilities	$15,551

NOTE 9 - INCOME TAXES
Income tax expense was as follows for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax expense for the period	$2,312	$(190)	$4,648	$1,255

Effective tax rate	18.14%	-21.47%	17.85%	14.58%
The effective tax rates differ from the statutory federal tax rate of 21% for the three and six months ended June 30, 2021 and 2020, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.
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
Interest rate swaps with notional amounts totaling $5,000 as of June 30, 2021 and December 31, 2020, were designated as cash flow hedges of the debentures and $40,000 as of June 30, 2021 and December 31, 2020 were designated as cash flow hedges of the FHLB advances.
The aggregate fair value of the swaps is recorded in accrued interest and other liabilities within the Company’s consolidated balance sheets with changes in fair value recorded in other comprehensive income.
The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures and FHLB advances was as follows as of:

June 30, 2021
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	4.75	$324
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	1.33	$160
$15,000	0.668%	3 month LIBOR	3/18/2020	1.72	$105
$15,000	0.790%	3 month LIBOR	3/18/2020	3.72	$45
$10,000	0.530%	3 month LIBOR	3/23/2020	1.73	$45

December 31, 2020
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	5.25	$408
$3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	1.83	$221
$15,000	0.668%	3 month LIBOR	3/18/2020	2.22	$159
$15,000	0.790%	3 month LIBOR	3/18/2020	4.22	$288
$10,000	0.530%	3 month LIBOR	3/23/2020	2.23	$75
Interest expense recorded on these swap transactions totaled $320 and $276 during the six months ended June 30, 2021 and 2020, respectively. This expense is reported as a component of interest expense on the debentures and the FHLB advances and federal funds purchased. At June 30, 2021, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2021.
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
34.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL as of June 30, 2021 and December 31, 2020.
Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2021 and December 31, 2020, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.
Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	June 30, 2021	December 31, 2020
Commitments to extend credit	$358,725	$324,277
Letters of credit	8,511	8,488
Litigation
The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.
FHLB Letters of Credit
At June 30, 2021, the Company had letters of credit of $50,833 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.
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
35.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of June 30, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it was subject.
The Basel III Capital Rules, among other things, have (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, (iv) expanded the scope of the deductions/adjustments as compared to existing regulations, and (v) imposed a “capital conservation buffer” of 2.5% above minimum risk-based capital requirements, below which an institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers.
As of June 30, 2021 and December 31, 2020, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since June 30, 2021 that management believes have changed the Company’s category.
The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier 1 capital as of June 30, 2021 and December 31, 2020. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

(Continued)
36.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital to risk-weighted assets:
Consolidated	$280,300	14.52%	$154,445	8.00%	$202,709	10.50%		n/a
Bank	289,779	15.01%	154,442	8.00%	202,705	10.50%	$193,052	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	256,077	13.26%	115,834	6.00%	164,098	8.50%		n/a
Bank	265,556	13.76%	115,831	6.00%	164,094	8.50%	154,442	8.00%
Tier 1 capital to average assets: (1)
Consolidated	256,077	8.86%	115,560	4.00%	115,560	4.00%		n/a
Bank	265,556	9.19%	115,560	4.00%	115,560	4.00%	144,450	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	245,767	12.73%	86,875	4.50%	135,139	7.00%		n/a
Bank	265,556	13.76%	86,874	4.50%	135,137	7.00%	125,484	6.50%
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
Tier 1 capital to average assets: (1)
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
The Company used the following methods and significant assumptions to estimate fair value:
Marketable Securities
: The fair values for marketable securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
Loans Held For Sale
: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).
Derivative Instruments
: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).
Other Real Estate Owned
: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly (Level 3).
Individually Evaluated Collateral Dependent Loans
: The fair value of individually evaluated collateral dependent loans is generally based on the fair value of collateral, less costs to sell. The fair value of real estate collateral is determined using recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant (Level 3). Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3).

(Continued)
38.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of June 30, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$157,316	$—	$157,316	$—
Collateralized mortgage obligations	66,928	—	66,928	—
Municipal securities	171,813	—	171,813	—
Corporate bonds	40,431	—	40,431	—
U.S. government agencies	10,148	—	10,148	—
Loans held for sale	5,088	—	—	5,088
Cash surrender value of life insurance	36,367	—	36,367	—
SBA servicing assets	740	—	—	740
Derivative instrument assets	484	—	484	—
Derivative instrument liabilities	(679)	—	(679)	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	4,134	—	—	4,134

As of December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$107,164	$—	$107,164	$—
Collateralized mortgage obligations	66,945	—	66,945	—
Municipal securities	175,704	—	175,704	—
Corporate bonds	30,982	—	30,982	—
Loans held for sale	5,542	—	—	5,542
Cash surrender value of life insurance	35,510	—	35,510	—
SBA servicing assets	763	—	—	763
Derivative instrument assets	629	—	629	—
Derivative instrument liabilities	(1,151)	—	(1,151)	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	8,427	—	—	8,427
There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2021 or for the year ended December 31, 2020.

(Continued)
39.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Nonfinancial Assets and Nonfinancial Liabilities
Nonfinancial assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2021 and 2020 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.
The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	June 30, 2021	December 31, 2020	June 30, 2020
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$42	$—
Charge-offs recognized in the allowance for credit losses	—	(9)	—

Fair value of other real estate owned remeasured at initial recognition	$—	$33	$—

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$62	$62
Write-downs included in collection and other real estate owned expense	—	(1)	(1)

Fair value of other real estate owned remeasured subsequent to initial recognition	$—	$61	$61

The following table presents quantitative information about nonrecurring Level 3 fair value measurements as of:

June 30, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$227	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

December 31, 2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$404	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

(Continued)
40.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents information on individually evaluated collateral dependent loans as of June 30, 2021:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$81	$81
Real estate:
Construction and development	—	—	399	399
Commercial real estate	—	—	3,654	3,654

Total	$—	$—	$4,134	$4,134

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of June 30, 2021 and December 31, 2020, are as follows:

	Fair value measurements as of June 30, 2021 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$447,218	$447,218	$—	$—	$447,218
Loans, net	1,856,277	—	—	1,866,176	1,866,176
Accrued interest receivable	8,801	—	8,801	—	8,801
Nonmarketable equity securities	14,011	—	14,011	—	14,011
Financial liabilities:
Deposits	$2,533,026	$2,184,394	$349,698	$—	$2,534,092
Securities sold under repurchase agreements	15,336	—	15,336	—	15,336
Accrued interest payable	565	—	565	—	565
Federal Home Loan Bank advances	49,000	—	49,173	—	49,173
Subordinated debentures	19,810	—	18,745	—	18,745

	Fair value measurements as of December 31, 2020 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$351,792	$351,792	$—	$—	$351,792
Loans, net	1,831,737	—	—	1,846,868	1,846,868
Accrued interest receivable	9,834	—	9,834	—	9,834
Nonmarketable equity securities	14,095	—	14,095	—	14,095
Financial liabilities:
Deposits	$2,286,390	$1,907,587	$380,570	$—	$2,288,157
Securities sold under repurchase agreements	15,631	—	15,631	—	15,631
Accrued interest payable	804	—	804	—	804
Federal Home Loan Bank advances	109,101	—	109,381	—	109,381
Subordinated debentures	19,810	—	17,406	—	17,406
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

(Continued)
42.

GUARANTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net earnings (basic)	$10,432	$1,075	$21,394	$7,353

Net earnings (diluted)	$10,432	$1,075	$21,394	$7,353

Denominator:
Weighted-average shares outstanding (basic)*	12,056,550	12,128,516	12,047,643	12,352,074
Effect of dilutive securities:
Common stock equivalent shares from stock options	195,037	—	168,311	—

Weighted-average shares outstanding (diluted)*	12,251,587	12,128,516	12,215,954	12,352,074

Net earnings per share
Basic	$0.87	$0.09	$1.78	$0.59

Diluted	$0.85	$0.09	$1.75	$0.59

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

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
We currently operate 31 banking locations in the East Texas, Dallas/Fort Worth, Central Texas and Greater Houston regions of the state. Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas, 75001 and our telephone number is (888) 572-9881. Our website address is
gnty.com
. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.
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
Impact of COVID-19 and Quarterly Highlights
In March 2020, the outbreak of the novel coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. Global health concerns relating to COVID-19 and variants of the virus, have had, and will likely continue to have, a severe impact on the macroeconomic environment, leading to lower interest rates, depressed equity market valuations, heightened financial market volatility and significant disruption in banking and other financial activity in the areas we serve. Since March 2020, governmental responses to the pandemic included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary or permanent closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. Despite the wide availability of vaccines in early 2021, these risks and uncertainties remain as the extent to which the American public is willing to receive the vaccines remains unknown, and more contagious strains of the virus mutate both in the US and abroad.

(Continued)
44.

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program (“PPP”), a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. PPP loans were intended to provide eligible businesses with funding for payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. PPP loans are forgivable to the extent that the borrower can demonstrate that the funds were used for such costs. Any amounts not forgiven will bear interest at 1% and be repayable over a term of 24 to 60 months from origination. PPP has been subject to amendments to increase the size of the program, extend the period in which loans could be made, extend the period for which costs could be forgiven and to provide additional flexibility to borrowers. In December 2020, several portions of the CARES Act were extended as part of the Consolidated Appropriations Act, including additional stimulus payments to consumers and a second round of PPP loans for small businesses. It is expected that there may be further changes to PPP, either through legislation or changes to forms and applications required under PPP.
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
Quarterly highlights of the Company include:

●
Solid Net Earnings and Core Earnings
. Net earnings have remained consistent for the past four quarters. Net core earnings
†
, which exclude provisions for credit losses and income tax, net PPP income, and interest on PPP-related borrowings, have also remained solid over the last five quarters, illustrating a consistent core earnings stream. Net core earnings
†
were $9.8 million for the second quarter, compared to $9.4 million for the first quarter of 2021, and $10.5 million during the second quarter of 2020.

●
Steady Net Interest Margin and Firm Loan Yields
. The fully tax-equivalent (“FTE”) net interest margin, net of PPP effects, was 3.38% for the second quarter of 2021, compared to 3.48% in the preceding quarter and 3.75% in the second quarter of 2020. The decrease in the current quarter is primarily due to higher liquidity levels, which had a lower average yield during the quarter of only six basis points. Net interest income decreased $1.0 million, or 4.1%, from $24.5 million in the first quarter of 2021 to $23.5 million in the second quarter of 2021. However, excluding the effects of PPP, net interest income increased $752,000, or 3.6%, from $21.0 million in the first quarter of 2021 to $21.7 million in the second quarter. Average loan yield, excluding PPP effects, increased three basis points, from 4.79% in the first quarter to 4.82% in the second quarter of 2021. Interest expense decreased $215,000, or 10.6%, from $2.0 million in the first quarter of 2021 to $1.8 million in second quarter of 2021. The Bank continues to decrease cost of funds as higher rate CDs mature and to reduce interest rates on non-maturing deposits as market conditions allow. In addition, 63.8% of the loan portfolio, or $1.16 billion, has interest rate floors and 57.5% of those loans are currently at their floors. The weighted average interest rate of loans currently at their floor is 4.37%.

●
Strong Credit Quality.
Non-performing assets as a percentage of total assets were 0.13% at June 30, 2021 and March 31, 2021, compared to 0.56% at June 30, 2020. Net charge-offs to average loans (annualized) were 0.05% for the quarter ended June 30, 2021, compared to 0.18% for the quarter ended March 31, 2021, and (0.02%) for the quarter ended June 30, 2020. The decrease in non-performing assets and the increase in charge-offs during the second quarter of 2021 compared to the same period of 2020 resulted primarily from the resolution of three problem loans, made to two borrowers, with outstanding combined book balances of $8.7 million at December 31, 2020, that were acquired during the Westbound acquisition and which were fully reserved prior to the onset of COVID-19.

(Continued)
45.

●
Paycheck Protection Program. The Bank continued participation in the PPP2 program through its end date in the second quarter of 2021. During the first half of 2021, we originated total PPP2 loans of $100.8 million to 1,349 borrowers, which resulted in recognition of $3.3 million of net origination fees and related amortization for PPP2 loans during the first half of 2021. The Bank also recognized $1.8 million in PPP1 deferred origination fees during the first half of 2021 through both amortization and forgiveness of the related PPP1 loans. As of June 30, 2021, there are outstanding PPP1 balances of $26.6 million to 325 borrowers, a reduction of 87.3% from the $209.6 million to 1,944 borrowers that was originated under the PPP1 program. Net deferred origination fees remaining as of June 30, 2021 are $355,000 and $2.2 million from PPP1 and PPP2, respectively.

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
The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Recoveries will not exceed the aggregate of loan amounts previously charged-off and expected to be charged-off.
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
From time to time, we modify our loan agreement with a borrower. A modified loan is considered a troubled debt restructuring (TDR) when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by us that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. We review each troubled debt restructured loan and determine on a case by case basis if the loan can be grouped with its like segment for allowance consideration or whether it should be individually evaluated for a specific allowance for credit loss allocation. If individually evaluated, an allowance for credit loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral. Most modifications made as a direct result of COVID-19 are not TDRs pursuant to the CARES Act and the April 7, 2020 Interagency guidance and GAAP.
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

(Continued)
47.

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

(Continued)
48.

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

(Continued)
49.

Discussion and Analysis of Results of Operations for the Six Months Ended June 30, 2021 and 2020
Results of Operations
The following discussion and analysis compares our results of operations for the six months ended June 30, 2021 with the six months ended June 30, 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
Net earnings were $21.4 million for the six months ended June 30, 2021, as compared to $7.4 million for the six months ended June 30, 2020. The following table presents key earnings data for the periods indicated:

	For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020
Net earnings	$21,394	$7,353
Net earnings per common share*
-basic	1.78	0.59
-diluted	1.75	0.59
Net interest margin (1)	3.60%	3.79%
Net interest rate spread (2)	3.42%	3.47%
Return on average assets	1.51%	0.59%
Return on average equity	15.31%	5.70%
Average equity to average total assets	9.86%	10.41%
Cash dividend payout ratio*	22.47%	58.46%
* Adjusted to give effect to the 10% stock dividend issued during the first quarter of 2021.
(1)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(2)	Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
Large provisions for credit losses in the prior period, resulting from effects of COVID-19 and participation in the PPP program, have created temporary extraordinary results in the calculation of net earnings and related performance ratios. With the credit outlook still uncertain as a result of COVID-19 and other economic factors, the following table illustrates net earnings and net core earnings per share,

(Continued)
50.

which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as net core performance ratios for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020
Net earnings	$21,394	$7,353
Adjustments:
Provision for credit losses	(1,000)	13,500
Income tax provision	4,648	1,255
PPP interest income, including fees	(5,859)	(2,540)
Net interest expense on PPP-related borrowings	—	31

Net core earnings †	$19,183	$19,599

Total average assets	$2,857,707	$2,491,614
Adjustments:
PPP loans average balance	(146,103)	(81,592)
Excess fed funds sold due to PPP-related borrowings	—	(42,033)

Total average assets, adjusted †	$2,711,604	$2,367,989

Total average equity	281,730	259,275

PERFORMANCE RATIOS
Net earnings to average assets (annualized)	1.51%	0.59%
Net earnings to average equity (annualized)	15.31	5.70
Net core earnings to average assets, as adjusted (annualized) †	1.43	1.66
Net core earnings to average equity (annualized) †	13.73	15.20

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic*	12,047,643	12,352,074

Earnings per common share, basic*	$1.78	$0.59

Net core earnings per common share, basic* †	1.59	1.59

* Adjusted to give effect to the 10% stock dividend issued during the first quarter of 2021.
† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in “
—Non-GAAP Financial Measures
”.

(Continued)
51.

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
Net interest income, before the reverse provision for credit losses, was $48.0 million compared to $43.8 million for the six months ended June 30, 2020, an increase of $4.2 million, or 9.6%. The increase in net interest income before the provision (or reverse provision) for credit losses resulted from a $4.3 million, or 52.6%, decrease in interest expense. Although there was a $106.1 million, or 5.9%, increase in average loans outstanding for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, that increase was offset by a 24 basis point decrease in the average yield on total loans driven by lower rates on PPP loans and new and variable rate loans, partially offset by recognition of PPP origination fees, which are described in more detail in a table below.
The increase in average loans outstanding was primarily due to loans originated through the PPP and modest organic growth of approximately $48.1 million, or 2.82%, from the same quarter in the prior year. The $4.3 million decrease in interest expense for the six months ended June 30, 2021 was primarily related to a decrease in the cost of interest-bearing deposits of 63 basis points, despite a $114.0 million, or 7.7%, increase in average interest-bearing deposits over the same period in 2020. The average deposit balance increase appears to be the result of government stimulus payments, PPP-related deposits and general changes in consumer spending habits.
For the six months ended June 30, 2021, net interest margin on a taxable equivalent basis and net interest spread were 3.64% and 3.42%, respectively, compared to 3.78% and 3.47% for the same period in 2020, which reflects a decrease in both loan yield due to the continued repricing of variable rate loans to lower interest rates during the period, a decrease in the cost of interest-bearing deposits as discussed above, and higher interest-bearing deposits at other banks (primarily federal funds), which earned an average yield of 10 basis points compared to 58 basis points in the prior period.
Average Balance Sheet Amounts, Interest Earned and Yield Analysis
The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2021 and 2020, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)
52.

	For the Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans (1)	$1,899,864	$47,059	4.99%	$1,793,742	$46,656	5.23%
Securities available for sale	399,255	4,282	2.16	300,053	3,586	2.40
Securities held to maturity	—	—	—	72,266	956	2.66
Nonmarketable equity securities	10,043	265	5.32	10,545	222	4.23
Interest-bearing deposits in other banks	380,455	191	0.10	142,341	413	0.58

Total interest-earning assets	2,689,617	51,797	3.88	2,318,947	51,833	4.49

Allowance for credit losses	(32,951)			(24,250)
Noninterest-earning assets	201,041			196,917

Total assets	$2,857,707			$2,491,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,591,784	$3,096	0.39%	$1,477,806	$7,461	1.02%
Advances from FHLB and fed funds purchased	50,075	201	0.81	78,957	205	0.52
Line of credit	8,470	149	3.55	5,599	75	2.69
Subordinated debentures	19,810	376	3.83	14,214	319	4.51
Securities sold under agreements to repurchase	18,013	7	0.08	15,466	22	0.29

Total interest-bearing liabilities	1,688,152	3,829	0.46	1,592,042	8,082	1.02

Noninterest-bearing liabilities:
Noninterest-bearing deposits	862,619			618,176
Accrued interest and other liabilities	25,206			22,121

Total noninterest-bearing liabilities	887,825			640,297
Shareholders’ equity	281,730			259,275

Total liabilities and shareholders’ equity	$2,857,707			$2,491,614

Net interest rate spread (2)			3.42%			3.47%

Net interest income		$47,968			$43,751

Net interest margin (3)			3.60%			3.79%
Net interest margin, fully taxable equivalent (4)			3.64%			3.78%
(1) Includes average outstanding balances of loans held for sale of $3.7 million and $4.5 million for the six months ended June 30, 2021 and 2020, respectively.
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

(Continued)
53.

To illustrate core net interest margin, fully taxable equivalent, and remove the extraordinary impacts resulting from the PPP program, the table below excludes PPP loans and their associated fees and costs for the six months ended June 30, 2021:

	For the Six Months Ended June 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$2,689,617	$51,797	3.88%

Total loans	1,899,864	47,059	4.99
Adjustments:
PPP loans average balance and net fees (1)	(146,103)	(5,260)	7.26

Total loans, net of PPP effects	$1,753,761	$41,799	4.81%

Total interest-earning assets, net of PPP effects †	$2,543,514	$46,537	3.69%

Net interest income, fully taxable equivalent (“FTE”)		$48,488
Net interest margin, FTE			3.64%
Net interest income, net of PPP effects †		43,228
Net interest margin, FTE, net of PPP effects †			3.43%

†	Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in “—Non-GAAP Financial Measures”
(1)	Interest earned consists of interest income of $720,000 and net origination fees recognized in earnings of $4.5 million for the six months ended June 30, 2021.
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

	For the Six Months Ended June 30, 2021 vs. 2020
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$2,775	$(2,372)	$403
Securities available for sale	1,190	(494)	696
Securities held to maturity	(961)	5	(956)
Nonmarketable equity securities	(11)	54	43
Interest-earning deposits in other banks	691	(913)	(222)

Total increase (decrease) in interest income	$3,684	$(3,720)	$(36)

Interest-bearing liabilities:
Interest-bearing deposits	$581	$(4,946)	$(4,365)
Advances from FHLB and fed funds purchased	(75)	71	(4)
Line of credit	39	35	74
Subordinated debentures	126	(69)	57
Securities sold under agreements to repurchase	4	(19)	(15)

Total increase (decrease) in interest expense	675	(4,928)	(4,253)

Increase in net interest income	$3,009	$1,208	$4,217

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

(Continued)
54.

A reverse provision of $1.0 million was recorded in the second quarter of 2021 in order to begin to capture improvements that have occurred to macro-economic factors evaluated at the onset of the pandemic as part of the aforementioned COVID-specific qualitative factors, or Q-factors, as well as risk rating upgrades for specific loans, which impact the reserve calculations within our model. For the year ended December 31, 2020, a total allowance for credit losses provision of $13.2 million was recorded primarily to account for the estimated impact of COVID-19 on credit quality and resulted largely from changes to individual loan risk ratings, as well as COVID-specific qualitative factors primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19.
These COVID-specific qualitative factors, established during 2020, were reduced during the first half of 2021 from 55 basis points across the loan portfolio to 27.5 basis points across the portfolio in order to conservatively capture the improvements that have occurred to macro-economic factors evaluated at the onset of the pandemic. Although management is cautiously optimistic about improving economic trends, it is likely that the economic effects of the pandemic could continue beyond 2021, and emerging COVID-19 variants may result in adverse economic impacts.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, merchant and debit card fees, fiduciary income, gains on the sale of both mortgage and SBA loans, and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.
The following table presents components of noninterest income for the six months ended June 30, 2021 and 2020 and the period-over-period variations in the categories of noninterest income:

	For The Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Noninterest income:
Service charges	$1,684	$1,479	$205
Gain on sale of loans	2,642	2,697	(55)
Fiduciary and custodial income	1,119	988	131
Bank-owned life insurance income	418	425	(7)
Merchant and debit card fees	3,428	2,465	963
Loan processing fee income	317	280	37
Warehouse lending fees	452	407	45
Mortgage fee income	334	302	32
Other noninterest income	1,695	905	790

Total noninterest income	$12,089	$9,948	$2,141

Total noninterest income increased $2.1 million, or 21.5%, for the six months ended June 30, 2021 compared to the same period in 2020. Material changes in the components of noninterest income are discussed below.
Service Charges on Deposit Accounts.
We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our non-interest income. Beginning in March 2020, as a result of COVID-19, we waived certain service charges in sensitivity to our customers through June 30, 2020. Service fee income was $1.7 million for the six months ended June 30, 2021 compared to $1.5 million for the same period in 2020, an increase of $205,000, or 13.9%, resulting largely from the virus-related fee waivers.
Gain on Sale of Loans
. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 279 mortgage loans for $63.4 million during the six months ended June 30, 2021 compared to 287 mortgage loans for $67.0 million for the six months ended June 30, 2020. Gain on sale of loans was $2.6 million for the six months ended June 30, 2021, a decrease of $55,000, or 2.0%, compared to $2.7 million for the same period in 2020. $2.5 million and $165,000 of the gain in the current year was attributable to the sales of mortgage loans and SBA 7(a) loans, respectively, while the gain during the six month period of the prior year consisted of $2.3 million in mortgage loan sales and $419,000 in SBA 7(a) loan sales.
Fiduciary and Custodial Income.
We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $1.1 million and $988,000 for the six months ended June 30, 2021 and 2020, respectively, an increase of $131,000, or 13.3%. The revenue increase resulted primarily from 16 new accounts that opened during the first six months of 2021, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

(Continued)
55.

Merchant and Debit Card Fees.
We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $3.4 million for the six months ended June 30, 2021, compared to $2.5 million for the same period in 2020, an increase of $963,000, or 39.1%. The increase was primarily due to a change in contract terms, an annual earnings credit received from our debit card vendor and growth in the number of DDAs and debit card usage volume during 2021. The total number of DDAs increased by 2,897 accounts, from 49,058 as of June 30, 2020 to 51,955 as of June 30, 2021.
Other.
This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $790,000, or 87.3%, for the six months ended June 30, 2021, compared to the same period in 2020 due primarily to a gain of $277,000 on bank-owned life insurance proceeds resulting from the death of a former bank officer, as well as the write-off of repossessed assets of $356,000 in the prior year that was not present in the current year.
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
For the six months ended June 30, 2021, noninterest expense totaled $35.0 million, an increase of $3.4 million, or 10.8%, compared to $31.6 million for the six months ended June 30, 2020. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Employee compensation and benefits	$20,147	$17,543	$2,604
Non-staff expenses:
Occupancy expenses	5,520	5,027	493
Legal and professional fees	1,351	1,108	243
Software and technology	2,169	1,884	285
Amortization	679	671	8
Director and committee fees	422	384	38
Advertising and promotions	793	841	(48)
ATM and debit card expense	1,156	897	259
Telecommunication expense	414	389	25
FDIC insurance assessment fees	337	317	20
Other noninterest expense	2,027	2,530	(503)

Total noninterest expense	$35,015	$31,591	$3,424

Material changes in the components of noninterest expense are discussed below.
Employee Compensation and Benefits
. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $20.1 million for the six months ended June 30, 2021, an increase of $2.6 million, or 14.8%, compared to $17.5 million for the same period in 2020. Employee compensation and benefits expense increased $768,000 due to standard annual salary increases and employee growth from 460 to 480 full-time equivalent employees, but increased primarily due to an increase in bonus accrual expense of approximately $1.4 million. The bonus accrual in the prior year was halted due to the unknown impacts of COVID-19 during that time and was resumed during the period in 2021.

(Continued)
56.

Occupancy Expenses.
Occupancy expenses are mainly comprised of depreciation expense on fixed assets, and lease expense related to ASC 842 accounting. Occupancy expenses increased $493,000, or 9.8%, for the six months ended June 30, 2021 compared to the same period of the prior year. Depreciation expense and ASC 842 lease expense increased $216,000 and $224,000, respectively, compared to the prior year period.
Legal and Professional Fees.
Legal and professional fees, which include audit, loan review and regulatory assessments, were $1.4 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $243,000, or 21.9%. The increase was primarily the result of professional recruiting fees paid during the six months ended June 30, 2021 that were not paid during the same period of 2020.
Software and Technology.
Software and technology expenses increased $285,000, or 15.1%, from $1.9 million for the six months ended June 30, 2020 to $2.2 million for the six months ended June 30, 2021. The increase is attributable primarily to new software investments to improve online deposit account opening, further enhance treasury management capabilities and improve connectivity to support remote working and other technology capabilities.
ATM and Debit Card Expense.
We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $1.2 million for the six months ended June 30, 2021, an increase of $259,000, or 28.9%, compared to $897,000 for the same period in 2020 as a result of increased ATM and debit card usage by our customers.
Other
. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense decreased $503,000, or 19.9%, from $2.5 million for the six months ended June 30, 2020 to $2.0 million for the six months ended June 30, 2021. The decrease was primarily due to fewer charitable contributions of $211,000, a $128,000 decrease in loan and filing expenses and a $92,000 reduction in loan processing fees.
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
For the six months ended June 30, 2021 and 2020, income tax expense totaled $4.6 million and $1.3 million, respectively. The increase in income tax expense was primarily due to an increase in net earnings before taxes of $17.4 million. Our effective tax rates for the six months ended 2021 and 2020 were 17.85% and 14.58%, respectively.
Discussion and Analysis of Results of Operations for the Three Months Ended June 30, 2021 and 2020
Results of Operations
The following discussion and analysis of our results of operations compares our results of operations for the three months ended June 30, 2021 with the three months ended June 30, 2020. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
Net earnings were $10.4 million for the three months ended June 30, 2021, as compared to $1.1 million for the three months ended June 30, 2020. Basic earnings per share were $0.87 for the three months ended June 30, 2021 compared to $0.09 during the same period in 2020.

(Continued)
57.

The following table presents key earnings data for the periods indicated:

	For the Three Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020
Net earnings	$10,432	$1,075
Net earnings per common share*
-basic	0.87	0.09
-diluted	0.85	0.09
Net interest margin (1)	3.40%	3.75%
Net interest rate spread (2)	3.24%	3.48%
Return on average assets	1.42%	0.16%
Return on average equity	14.64%	1.67%
Average equity to average total assets	9.72%	9.72%
Cash dividend payout ratio*	22.99%	190.00%
* Adjusted to give effect to the 10% stock dividend issued during the first quarter of 2021.
(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
With the credit outlook still uncertain as a result of COVID-19 and other economic factors, the following table illustrates net earnings and net core earnings results, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as performance ratios for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021	2020
Net earnings	$10,432	$1,075
Adjustments:
Provision for credit losses	(1,000)	12,100
Income tax provision	2,312	(190)
PPP loans, including fees	(1,954)	(2,540)
Net interest expense on PPP-related borrowings	—	31

Net core earnings †	$9,790	$10,476

Total average assets	$2,938,944	$2,657,609
Adjustments:
PPP loans average balance	(155,417)	(163,184)
Excess fed funds sold due to PPP-related borrowings	—	(84,066)

Total average assets, adjusted †	$2,783,527	$2,410,359

Total average equity	$285,803	$258,225

PERFORMANCE RATIOS
Net earnings to average assets (annualized)	1.42%	0.16%
Net earnings to average equity (annualized)	14.64	1.67
Net core earnings to average assets, as adjusted (annualized) †	1.41	1.75
Net core earnings to average equity (annualized) †	13.74	16.32

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic*	12,056,550	12,128,516

Earnings per common share, basic*	$0.87	$0.09

Net core earnings per common share, basic † *	0.81	0.86

* Adjusted to give effect to the 10% stock dividend issued during the first quarter of 2021.
† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in the schedules accompanying this release.
Net Interest Income
Net interest income, before the provision for credit losses, in the second quarter of 2021 and 2020 was $23.5 million and $23.2 million, respectively, an increase of $295,000, or 1.3%, resulting primarily from a decrease in deposit-related interest expense of $1.5 million, or 50.9%, compared to the same quarter of the prior year. The decrease in deposit-related interest expense was offset by a $1.3 million, or 5.2%, decrease in loan-related interest income, primarily due to our PPP loans, which earned only 1.00% interest, and low interest earned on high balances of fed funds held at other banks.

(Continued)
58.

Loan yield decreased from 5.15% for the second quarter of 2020 to 4.79% for the second quarter of 2021, a change of 36 basis points, while the cost of interest-bearing deposits decreased from 0.83% to 0.37% during the same period, a change of 46 basis points. The decrease in loan yield was primarily due to the dilutive effect of the 1.00% interest rate on PPP loans originated during the second quarter of 2020, partially offset by the yield added from net PPP loan origination fees. The decrease in loan yield is also attributable to reductions in interest rates by the Federal Reserve in the first quarter of 2020.
For the three months ended June 30, 2021, net interest margin on a taxable equivalent basis and net interest spread were 3.44% and 3.24%, respectively, compared to 3.78% and 3.48% for the same period in 2020, which reflects the changes in interest income discussed above relative to the changes in interest expense.
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
The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2021 and 2020, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)
59.

	For the Three Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans (1)	$1,912,722	$22,864	4.79%	$1,885,959	$24,139	5.15%
Securities available for sale	420,202	2,191	2.09	379,803	2,273	2.41
Nonmarketable equity securities	10,056	164	6.54	11,869	108	3.66
Interest-bearing deposits in other banks	426,074	65	0.06	209,005	61	0.12

Total interest-earning assets	2,769,054	25,284	3.66	2,486,636	26,581	4.30

Allowance for loan losses	(32,664)			(27,720)
Noninterest-earning assets	202,554			198,693

Total assets	$2,938,944			$2,657,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,623,351	$1,493	0.37%	$1,480,106	$3,040	0.83%
Advances from FHLB and fed funds purchased	49,063	102	0.83	134,677	123	0.37
Line of credit	2,374	21	3.55	7,791	47	2.43
Subordinated debentures	19,810	188	3.81	17,618	176	4.02
Securities sold under agreements to repurchase	14,887	3	0.08	18,106	13	0.29

Total interest-bearing liabilities	1,709,485	1,807	0.42	1,658,298	3,399	0.82

Noninterest-bearing liabilities:
Noninterest-bearing deposits	916,631			718,378
Accrued interest and other liabilities	27,025			22,708

Total noninterest-bearing liabilities	943,656			741,086
Shareholders’ equity	285,803			258,225

Total liabilities and shareholders’ equity	$2,938,944			$2,657,609

Net interest rate spread (2)			3.24%			3.48%
Net interest income		$23,477			$23,182

Net interest margin (3)			3.40%			3.75%
Net interest margin, fully taxable equivalent (4)			3.44%			3.78%
(1) Includes average outstanding balances of loans held for sale of $3.2 million and $6.5 million for the three months ended June 30, 2021 and 2020, respectively.
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

(Continued)
60.

To illustrate core net interest margin and remove the extraordinary impacts resulting from the PPP program, the table below excludes PPP loans and their associated fees and costs for the three months ended June 30, 2021:

	For the Three Months Ended June 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$2,769,054	$25,284	3.66%

Total loans	1,912,722	22,864	4.79
Adjustments:
PPP loans average balance and net fees (1)	(155,417)	(1,747)	4.51

Total loans, net of PPP effects	$1,757,305	$21,117	4.82%

Total interest-earning assets, net of PPP effects †	$2,613,637	$23,537	3.61%

Net interest income, fully taxable equivalent (“FTE”)		$23,746
Net interest margin, FTE			3.44%
Net interest income, net of PPP effects†		21,999
Net interest margin, FTE, net of PPP effects†			3.38%
† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in the schedules accompanying this release.
(1) Interest earned consists of interest income of $385,000 and net origination fees recognized in earnings of $1.4 million for the three months ended June 30, 2021.
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

	For the Three Months Ended June 30, 2021 vs. 2020
	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$345	$(1,620)	$(1,275)
Securities available for sale	243	(325)	(82)
Nonmarketable equity securities	(17)	73	56
Interest-earning deposits in other banks	65	(61)	4

Total increase (decrease) in interest income	$636	$(1,933)	$(1,297)

Interest-bearing liabilities:
Interest-bearing deposits	$297	$(1,844)	$(1,547)
Advances from FHLB and fed funds purchased	(79)	58	(21)
Line of credit	(33)	7	(26)
Subordinated debentures	22	(10)	12
Securities sold under agreements to repurchase	(2)	(8)	(10)

Total increase (decrease) in interest expense	205	(1,797)	(1,592)

Increase (decrease) in net interest income	$431	$(136)	$295

Provision for Credit Losses
There was a reverse provision for credit losses of $1.0 million for the three months ended June 30, 2021, compared to a provision expense of $12.1 million for the three months ended June 30, 2020. During the second quarter of 2020, a COVID-specific qualitative factor was added to the CECL model, primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19. The COVID-19 qualitative factor was reduced during the current year quarter by 14 basis points to reflect the continued improvement of those macro-economic factors used to establish the initial COVID-specific qualitative factor at the onset of the pandemic.

(Continued)
61.

Noninterest Income
The following table presents components of noninterest income for the three months ended June 30, 2021 and 2020 and the period-over-period variations in the categories of noninterest income:

	For The Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Noninterest income:
Service charges	$855	$571	$284
Gain on sale of loans	1,244	1,508	(264)
Fiduciary and custodial income	570	474	96
Bank-owned life insurance income	206	207	(1)
Merchant and debit card fees	1,922	1,334	588
Loan processing fee income	164	130	34
Warehouse lending fees	211	243	(32)
Mortgage fee income	157	204	(47)
Other noninterest income	641	316	325

Total noninterest income	$5,970	$4,987	$983

Total noninterest income increased $983,000, or 19.7%, for the three months ended June 30, 2021 compared to the same period in 2020. Material changes in the components of noninterest income are discussed below.
Service Charges on Deposit Accounts.
Service fee income was $855,000 for the three months ended June 30, 2021 compared to $571,000 for the same period in 2020, an increase of $284,000, or 49.7%. The increase was primarily due to service charge waivers during the prior year quarter because of COVID-19, as well as increases in customer spending activity during the current year quarter.
Gain on Sale of Loans.
We sold 125 mortgage loans for $28.3 million for the three months ended June 30, 2021 compared to 181 mortgage loans for $42.5 million for the three months ended June 30, 2020. Gain on sale of loans was $1.2 million for the three months ended June 30, 2021, a decrease of $264,000, or 17.5%, compared to $1.5 million for the same period in 2020. The total gain on loans sold during the quarter ended June 30, 2021 consisted of $1.0 million in mortgage loans and $165,000 in SBA 7(a) loans sold during the quarter ended June 30, 2021.
Fiduciary and Custodial Income.
We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $570,000 and $474,000 for the three months ended June 30, 2021 and 2020, respectively, an increase of $96,000, or 20.3%. The revenue increase resulted primarily from eight new accounts that opened during the quarter, which have generated additional income.
Merchant and Debit Card Fees.
We earn interchange income related to the activity of our customers’ merchant and debit card usage. Debit card interchange income was $1.9 million for the three months ended June 30, 2021 compared to $1.3 million for the same period in 2020, an increase of $588,000, or 44.1%. The increase was primarily due to a change in contract terms, receipt of an annual statement credit from our debit card vendor, as well as growth in the number of DDAs and debit card usage volume during 2021.
Other.
This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $325,000, or 102.8%, for the three months ended June 30, 2021, compared to the same period in 2020 due primarily to a $256,000 write-off of repossessed assets during the prior year quarter.

(Continued)
62.

Noninterest Expense
For the three months ended June 30, 2021, noninterest expense totaled $17.7 million, an increase of $2.5 million, or 16.6%, compared to $15.2 million for the three months ended June 30, 2020. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Employee compensation and benefits	$10,204	$8,077	$2,127
Non-staff expenses:
Occupancy expenses	2,833	2,550	283
Legal and professional fees	747	589	158
Software and technology	1,055	945	110
Amortization	336	338	(2)
Director and committee fees	167	165	2
Advertising and promotions	338	408	(70)
ATM and debit card expense	616	479	137
Telecommunication expense	180	209	(29)
FDIC insurance assessment fees	168	122	46
Other noninterest expense	1,059	1,302	(243)

Total noninterest expense	$17,703	$15,184	$2,519

Material changes in the components of noninterest expense are discussed below.
Employee Compensation and Benefits
. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $10.2 million for the three months ended June 30, 2021, an increase of $2.1 million, or 26.3%, compared to $8.1 million for the same period in 2020. The increase resulted from an increase in salary expense due to annual salary adjustments and resumption of bonus accruals that were halted during the prior year quarter due to COVID-19 uncertainties.
Occupancy Expenses.
Occupancy expenses increased $283,000, or 11.1% during the second quarter of 2021 compared to the same period of the prior year primarily due to new leases entered into during the quarter.
Legal and Professional Fees.
Legal and professional fees, which include audit, loan review and regulatory assessments, were $747,000 for the three months ended June 30, 2021, an increase of $158,000, or 26.8%, compared to $589,000 for the same period in 2020. The increase was primarily the result of professional recruiting fees paid during the three months ended June 30, 2021 that were not paid during the same period of the prior year due to COVID-19 hiring restrictions put in place at the time.
Software and Technology Fees.
Software and technology fees consist of fees paid to third parties for support of software and technology products. Software support fee expense was $1.1 million for the three months ended June 30, 2021, compared to $945,000 for the same period in 2020, an increase of $110,000, or 11.6%. The increase is attributable primarily to new software investments to improve online deposit account opening, further enhance treasury management capabilities and improve connectivity to support remote working and other technology capabilities.
ATM and Debit Card Expense.
ATM and debit card expenses were $616,000 for the three months ended June 30, 2021, an increase of $137,000, or 28.5%, compared to $479,000 for the same period in 2020 as a result of increased ATM and debit card usage by our customers.
Other
. Other noninterest expense decreased $243,000, or 18.7%, from $1.3 million for the three months ended June 30, 2020 to $1.1 million for the three months ended June 30, 2021. The decrease was primarily due to fewer charitable contributions of $156,000 and an $89,000 reduction in loan processing fees.

(Continued)
63.

Income Tax Expense
For the three months ended June 30, 2021, income tax expense totaled $2.3 million, in contrast to a tax benefit of $190,000 received in the same period of 2020. The effective tax rates for the three months ended June 30, 2021 and 2020 were 18.14% and 21.47%, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended June 30, 2021 and 2020, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank-owned life insurance.

(Continued)
64.

Discussion and Analysis of Financial Condition as of June 30, 2021
Assets
Our total assets increased $192.1 million, or 7.0%, from $2.74 billion as of December 31, 2020 to $2.93 billion as of June 30, 2021. Our asset growth was primarily due to increases in cash and cash equivalents of $95.4 million, securities available for sale of $65.8 million and in total gross loans of $23.3 million. The increase in cash and cash equivalents is due to a $166.3 million increase in federal funds sold, partially offset by decreases in interest-bearing cash deposits and due from balances of $60.6 million and $10.2 million, respectively. The increase in loans resulted largely from our participation in the PPP2 loan program, and the increase in cash and cash equivalents resulted largely from increases in deposit balances that resulted from government stimulus payments, PPP2 loan proceeds and general changes in consumer spending and saving habits.
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
Our loan portfolio is the largest category of our earning assets. As of June 30, 2021, total loans held for investment were $1.89 billion, an increase of $23.3 million, or 1.3%, from the December 31, 2020 balance of $1.87 billion. In addition to these amounts, $5.1 million and $5.5 million in loans were classified as held for sale as of June 30, 2021 and December 31, 2020, respectively.
The increase in gross loans during the period included outstanding PPP loan balances of $127.4 million, to 1,674 borrowers, as of June 30, 2021. Excluding the outstanding balance of PPP loans, gross loans increased 2.1%, or $35.8 million, from December 31, 2020, primarily the result of period-end increases in commercial real estate and multi-family residential portfolios.
Total loans, excluding those held for sale, as a percentage of deposits, were 74.6% and 81.6% as of June 30, 2021 and December 31, 2020, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 64.4% and 68.1% as of June 30, 2021 and December 31, 2020, respectively.
The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2020 to June 30, 2021:

(in thousands)	As of June 30, 2021	As of December 31, 2020	Increase (Decrease)	Percent Change
Commercial and industrial	$424,624	$445,771	$(21,147)	(4.74%)
Real estate:
Construction and development	264,002	270,407	(6,405)	(2.37%)
Commercial real estate	608,464	594,216	14,248	2.40%
Farmland	94,525	78,508	16,017	20.40%
1-4 family residential	389,616	389,096	520	0.13%
Multi-family residential	42,086	21,701	20,385	93.94%
Consumer and overdrafts	52,239	51,386	853	1.66%
Agricultural	14,608	15,734	(1,126)	(7.16%)

Total loans held for investment	$1,890,164	$1,866,819	$23,345	1.25%

Total loans held for sale	$5,088	$5,542	$(454)	(8.19%)

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

(Continued)
65.

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
Nonperforming assets as a percentage of total loans were 0.20% at June 30, 2021, compared to 0.70% at December 31, 2020. The Bank’s nonperforming assets consist primarily of nonaccrual loans. During 2020, nonperforming assets included three Small Business Administration (SBA) 7(a), partially guaranteed (75%) loans that were acquired in the June 2018 acquisition of Westbound Bank, with combined book balances of $8.7 million as of December 31, 2020. During the first quarter of 2021, one of these loans was resolved when the underlying collateral, a hotel, was sold to a third party. The other two loans, both to the same borrower and secured by the same hotel, were resolved through a bankruptcy judgement that allows the borrower to adequately service their debt coverage. These loans were internally identified as problem assets prior to COVID-19 and were properly reserved.
The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans	$3,593	$12,705
Accruing loans 90 or more days past due	—	—

Total nonperforming loans	3,593	12,705
Other real estate owned:
Residential real estate	227	404

Total other real estate owned	227	404
Repossessed assets owned	9	6

Total other assets owned	236	410

Total nonperforming assets	$3,829	$13,115

TDR loans - nonaccrual	$86	$90
TDR loans - accruing	$9,535	$9,626
Ratio of nonperforming loans to total loans (1)(2)	0.19%	0.68%
Ratio of nonperforming assets to total loans (1)(2)	0.20%	0.70%
Ratio of nonperforming assets to total assets	0.13%	0.48%
(1) Excludes loans held for sale of $5.1 million and $5.5 million as of June 30, 2021 and December 31, 2020, respectively.
(2) Restructured loans on nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.
The following table presents nonaccrual loans by category as of:

(in thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$86	$27
Real estate:
Construction and development	230	—
Commercial real estate	722	10,604
Farmland	109	115
1-4 family residential	2,177	1,667
Consumer and overdrafts	246	212
Agricultural	23	80

Total	$3,593	$12,705

(Continued)
66.

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
The following table summarizes the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	June 30, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$423,725	$162	$651	$—	$—	$86	$424,624
Real estate:
Construction and development	261,400	1,760	612	—	—	230	264,002
Commercial real estate	544,135	11,787	51,820	—	—	722	608,464
Farmland	94,265	30	121	—	—	109	94,525
1-4 family residential	387,412	27	—	—	—	2,177	389,616
Multi-family residential	41,405	—	681	—	—	—	42,086
Consumer and overdrafts	51,983	10	—	—	—	246	52,239
Agricultural	14,457	27	101	—	—	23	14,608

Total	$1,818,782	$13,803	$53,986	$—	$—	$3,593	$1,890,164

(Continued)
67.

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
For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of June 30, 2021, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the six months ended June 30, 2021.
In determining the ACL for loans held for investment, we primarily estimate losses on segments of loans with similar risk characteristics and where the potential loss can be identified and reasonably determined. For loans that do not share similar risk characteristics with our existing segments, they are evaluated individually for an ACL. Our portfolio is segmented by regulatory call report codes, with additional segments for warehouse mortgage loans, SBA loans acquired from Westbound Bank, SBA loans originated by us and SBA PPP loans. The segments are further disaggregated by internally assigned risk rating classifications. The balance of the ACL is determined using the current expected credit loss model, which considers historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and reasonable and supportable forecasts of the impact of future economic conditions on loan loss rates. Please see “
Critical Accounting Policies - Allowance for Credit Losses
.”
In connection with the review of our loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

●
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
68.

●
for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio, operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

●
for 1-4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and

●
for construction and development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio.

As of June 30, 2021, the allowance for credit losses totaled $31.5 million, or 1.67%, of total loans, excluding those held for sale, and totaled 1.79%, excluding PPP loans and loans held for sale. As of December 31, 2020, the allowance for loan losses totaled $33.6 million, or 1.80%, of total loans, excluding those held for sale, and totaled 1.95%, excluding PPP loans and loans held for sale. The decrease in the ACL of $2.1 million, or 6.2%, is due to COVID-specific qualitative factors established during 2020 that were reduced during the first half of 2021 from 55 basis points across the loan portfolio to 27.5 basis points in order to conservatively capture some of the improvements that have occurred to macro-economic factors evaluated at the onset of the pandemic. Although management is cautiously optimistic about improving economic trends, it is likely that the economic effects of the pandemic could continue beyond 2021.
The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
(dollars in thousands)	2021	2020	2020
Average loans outstanding (1)	$1,899,864	$1,793,742	$1,872,914

Gross loans outstanding at end of period (2)	1,890,164	1,957,440	1,866,819

Allowance for credit losses at beginning of the period	33,619	16,202	16,202
Impact of adopting ASC 326	—	4,548	4,548
Provision for credit losses	(1,000)	13,500	13,200
Charge offs:
Commercial and industrial	238	43	68
Real estate:
Commercial real estate	760	—	—
1-4 family residential	—	59	68
Consumer	76	80	155
Agriculture	—	18	18
Overdrafts	84	83	234

Total charge-offs	1,158	283	543
Recoveries:
Commercial and industrial	11	86	101
Real estate:
Construction and development	1	—	—
Commercial real estate	11	—	1
1-4 family residential	—	2	2
Consumer	28	17	37
Agriculture	—	20	20
Overdrafts	36	27	51

Total recoveries	87	152	212
Net charge-offs (recoveries)	1,071	131	331

Allowance for credit losses at end of period	$31,548	$34,119	$33,619

Ratio of allowance to end of period loans (2)	1.67%	1.74%	1.80%
Ratio of net charge-offs (recoveries) to average loans (1)	0.06%	0.01%	0.02%
(1) Includes average outstanding balances of loans held for sale of $3.7 million, $4.5 million and $6.0 million for the six months ended June 30, 2021 and 2020, and for the year ended December 31, 2020, respectively.
(2) Excludes loans held for sale of $5.1 million, $7.2 million and $5.5 million for the six months ended June 30, 2021 and 2020, and for the year ended December 31, 2020, respectively.

(Continued)
69.

The ratio of allowance for credit losses to non-performing loans increased from 264.6% at December 31, 2020 to 878.0% at June 30, 2021. Non-performing loans decreased to $3.6 million at June 30, 2021, compared to $12.7 million at December 31, 2020 due to the resolution of three Small Business Administration (“SBA”) 7(a) partially guaranteed (75%) problem loans that were acquired in the June 2018 acquisition of Westbound Bank, with combined book balances of $8.7 million as of December 31, 2020.
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

	As of June 30, 2021		As of December 31, 2020
(in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$3,477	11.02%	$4,033	12.00%
Real estate:
Construction and development	3,822	12.11%	4,735	14.08%
Commercial real estate	15,198	48.17%	15,780	46.94%
Farmland	1,239	3.93%	1,220	3.63%
1-4 family residential	6,151	19.50%	6,313	18.78%
Multi-family residential	618	1.96%	363	1.08%

Total real estate	27,028	85.67%	28,411	84.51%
Consumer and overdrafts	853	2.71%	936	2.78%
Agricultural	190	0.60%	239	0.71%

Total allowance for credit losses	$31,548	100.00%	$33,619	100.00%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2021, the carrying amount of our investment securities totaled $446.6 million, an increase of $65.8 million, or 17.3%, compared to $380.8 million as of December 31, 2020. Investment securities represented 15.2% and 13.9% of total assets as of June 30, 2021 and December 31, 2020, respectively.
Our investment portfolio consists of securities classified as available for sale. During the first quarter of 2020, we transferred all of our investment securities classified as held-to-maturity to available-for-sale in order to provide maximum flexibility to address liquidity and capital needs that have resulted from COVID-19. We believe these transfers are allowable under existing GAAP due to the isolated, non-recurring and usual events resulting from the pandemic.
The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of June 30, 2021, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors; therefore the Company carried no ACL with respect to our securities portfolio at June 30, 2021.

(Continued)
70.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$10,014	$134	$—	$10,148
Corporate bonds	39,153	1,356	78	40,431
Municipal securities	162,219	9,634	40	171,813
Mortgage-backed securities	155,970	2,140	794	157,316
Collateralized mortgage obligations	65,282	1,660	14	66,928

Total	$432,638	$14,924	$926	$446,636

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$29,608	$1,382	$8	$30,982
Municipal securities	164,668	11,036	—	175,704
Mortgage-backed securities	104,210	3,041	87	107,164
Collateralized mortgage obligations	64,611	2,335	1	66,945

Total	$363,097	$17,794	$96	$380,795

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of June 30, 2021 and December 31, 2020, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.
The following tables set forth the fair value of available for sale securities and maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of June 30, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$10,148	1.35%	$—	—	$10,148	1.35%
Corporate bonds	—	—	20,719	3.09%	19,712	4.04%	—	—	40,431	3.55%
Municipal securities	2,850	3.19%	36,506	3.30%	52,449	3.37%	80,008	3.21%	171,813	3.28%
Mortgage-backed securities	123	3.42%	83,153	1.67%	48,741	1.74%	25,299	1.93%	157,316	1.73%
Collateralized mortgage obligations	4,832	1.25%	43,285	2.78%	—	—	18,811	1.04%	66,928	2.18%

Total	$7,805	1.99%	$183,663	2.42%	$131,050	2.60%	$124,118	2.62%	$446,636	2.52%

	As of December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Corporate bonds	$—	—	$18,839	2.96%	$12,143	4.31%	$—	—	$30,982	3.49%
Municipal securities	4,154	2.84%	35,849	3.13%	51,823	3.39%	83,878	3.23%	175,704	3.25%
Mortgage-backed securities	170	3.37%	74,450	2.04%	22,104	2.05%	10,440	1.81%	107,164	2.02%
Collateralized mortgage obligations	9,641	1.49%	57,304	2.74%	—	—	—	—	66,945	2.56%

Total	$13,965	1.91%	$186,442	2.56%	$86,070	3.17%	$94,318	3.07%	$380,795	2.80%

(Continued)
71.

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 7.13 years with an estimated effective duration of 4.33 years as of June 30, 2021.
As of June 30, 2021 and December 31, 2020, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.52% as of June 30, 2021, down from 2.80% as of December 31, 2020. The decline in average yield resulted primarily from decreases in yields on mortgage backed securities and collateralized mortgage obligations of 2.02% and 2.56% at December 31, 2020, respectively, to 1.73% and 2.18% at June 30, 2021, respectively. As of June 30, 2021, municipal securities and mortgage-backed securities comprised 38.5% and 35.2% of the portfolio, respectively. As of December 31, 2020, municipal securities and mortgage-backed securities comprised 46.1% and 28.1% of the portfolio, respectively.
Deposits
We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of June 30, 2021 were $2.53 billion, an increase of $246.6 million, or 10.8%, compared to $2.29 billion as of December 31, 2020. The majority of the deposit balance increase was due to the deposit of government stimulus payments and PPP funds into demand and money market accounts at the Bank, as well as apparent changes in depositor spending habits resulting from economic and other uncertainties due to COVID-19.
The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Six Months Ended June 30, 2021	For the Year Ended December 31, 2020	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$377,153	$293,111	$84,042	28.67%
Savings accounts	112,936	87,092	25,844	29.67%
Money market accounts	736,307	642,239	94,068	14.65%
Certificates and other time deposits	365,388	445,911	(80,523)	(18.06%)

Total interest-bearing deposits	1,591,784	1,468,353	123,431	8.41%

Noninterest-bearing demand accounts	862,619	696,454	166,165	23.86%

Total deposits	$2,454,403	$2,164,807	$289,596	13.38%

The aggregate amount of certificates and other time deposits in denominations of $100,000 or more as of June 30, 2021 and December 31, 2020 was $241.6 million and $266.3 million, respectively.

(Continued)
72.

The scheduled maturities of certificates and other time deposits greater than $100,000 were as follows:

	As of June 30, 2021
(dollars in thousands)	Amount	Weighted Average Interest Rate
Under 3 months	$60,773	0.64%
3 to 6 months	55,483	0.64%
6 to 12 months	92,395	0.67%
12 to 24 months	22,790	1.16%
24 to 36 months	6,933	1.92%
36 to 48 months	1,592	1.90%
Over 48 months	1,641	0.56%

Total	$241,607	0.74%

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank (FHLB) Advances
. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2021 and December 31, 2020, total borrowing capacity of $548.7 million and $476.5 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within three years. As of June 30, 2021, approximately $1.39 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.
The following table presents our FHLB borrowings by maturity and weighted average rate as of June 30, 2021:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$41,500	0.19%
90 days to less than one year	—	—
One to three years	7,500	1.81%
After three to five years	—	—
After five years	—	—

Total	$49,000	0.43%

Federal Reserve Bank of Dallas
. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2021 and December 31, 2020, $166.7 million and $158.8 million, respectively, were available under this arrangement. As of June 30, 2021 and December 31, 2020, approximately $223.3 million and $214.5 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of June 30, 2021 and December 31, 2020, no borrowings were outstanding under this arrangement.
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
73.

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
On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. $500,000 matured in November of 2020 and $9.5 million remains as of June 30, 2021. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.
Other Borrowings.
We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2021. The line of credit bears interest at the prime rate (3.25% as of June 30, 2021) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2022. As of June 30, 2021, there was no outstanding balance on the line of credit.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events, such as COVID-19. For the six months ended June 30, 2021 and the year ended December 31, 2020, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2021 and December 31, 2020, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $60.0 million in federal funds. There were no funds under these lines of credit outstanding as of June 30, 2021 and December 31, 2020. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “
Other Borrowings”
provides an additional source of liquidity.

(Continued)
74.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $2.86 billion for the six months ended June 30, 2021 and $2.57 billion for the year ended December 31, 2020.

	For the Six Months Ended June 30, 2021	For the Year Ended December 31, 2020
Sources of Funds:
Deposits:
Noninterest-bearing	30.19%	27.09%
Interest-bearing	55.70%	57.11%
Advances from FHLB	1.75%	2.95%
Line of credit	0.30%	0.26%
Subordinated debentures	0.69%	0.67%
Securities sold under agreements to repurchase	0.63%	0.70%
Accrued interest and other liabilities	0.88%	0.96%
Shareholders’ equity	9.86%	10.26%

Total	100.00%	100.00%

Uses of Funds:
Loans	65.33%	71.72%
Securities available for sale	13.97%	13.17%
Securities held to maturity	0.00%	1.40%
Nonmarketable equity securities	0.35%	0.42%
Federal funds sold	12.36%	4.82%
Interest-bearing deposits in other banks	0.95%	5.70%
Other noninterest-earning assets	7.04%	2.77%

Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	35.15%	32.17%
Average loans to average deposits	77.41%	86.52%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $106.1 million, or 5.9%, for the six months ended June 30, 2021 compared to the same period in 2020, while our average deposits increased $358.4 million, or 17.1%, for the same time periods. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.
As of June 30, 2021, we had $358.7 million in outstanding commitments to extend credit and $8.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had $324.3 million in outstanding commitments to extend credit and $8.5 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of June 30, 2021 and December 31, 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2021, we had cash and cash equivalents of $447.2 million, compared to $351.8 million as of December 31, 2020. The increase was primarily due to an increase in federal funds sold of $166.3 million, offset by a decrease in interest-bearing deposits held at other banks of $60.6 million.
Capital Resources
Total shareholders’ equity increased to $287.7 million as of June 30, 2021, compared to $272.6 million as of December 31, 2020, an increase of $15.1 million, or 5.5%. The increase from December 31, 2020 was primarily the result of net earnings, partially offset by a decrease in other comprehensive income and payment of dividends. The Company also issued a 10.0% stock dividend in the first quarter of 2021 that resulted in an additional 1,093,932 shares of common stock issued.

(Continued)
75.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of June 30, 2021 and December 31, 2020, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to learn about the economic impacts of COVID-19, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents our regulatory capital ratios as of:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk weighted assets)	$280,300	14.52%	$263,144	13.20%
Tier 1 capital (to risk weighted assets)	256,077	13.26%	238,115	11.94%
Tier 1 capital (to average assets)	256,077	8.86%	238,115	9.13%
Common equity tier 1 risk-based capital	245,767	12.73%	227,805	11.43%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$289,779	15.01%	$285,490	14.32%
Tier 1 capital (to risk weighted assets)	265,556	13.76%	260,459	13.06%
Tier 1 capital (to average assets)	265,556	9.19%	260,459	9.99%
Common equity tier 1 risk-based capital	265,556	13.76%	260,459	13.06%
Contractual Obligations
The following table summarizes contractual obligations and other commitments to make future payments as of June 30, 2021 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of June 30, 2021
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$296,868	44,545	$7,218	$—	$348,631
Advances from FHLB	41,500	7,500	—	—	49,000
Subordinated debentures	—	7,500	2,000	10,310	19,810
Operating leases	843	3,538	3,607	7,563	15,551

Total	$339,211	$63,083	$12,825	$17,873	$432,992

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

(Continued)
76.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2021 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of June 30, 2021
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$3,623	$1,678	$375	$2,835	$8,511
Commitments to extend credit	194,829	80,640	981	82,275	358,725

Total	$198,452	$82,318	$1,356	$85,110	$367,236

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of June 30, 2021, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of June 30, 2021.
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
Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of June 30, 2021.
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	June 30, 2021		December 31, 2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	7.10%	7.76%	4.40%	5.04%
+200	4.23%	7.20%	2.62%	4.45%
+100	1.55%	3.51%	1.42%	3.35%
Base	—	—	—	—
-100	(1.96)%	7.38%	(1.92)%	3.96%
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
Tangible Book Value Per Common Share
. Tangible book value per common share is a non-GAAP measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible common equity as total shareholders’ equity, less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.
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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30,		As of December 31,
(dollars in thousands, except per share data)	2021	2020	2020
Tangible Common Equity
Total shareholders’ equity	$287,729	$258,875	$272,643
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(2,573)	(3,426)	(2,999)

Total tangible common equity	$252,996	$223,289	$237,484

Common shares outstanding* (1)	12,057,937	12,115,184	12,028,957
Book value per common share*	$23.86	$21.37	$22.67
Tangible book value per common share*	$20.98	$18.43	$19.74
(1) Excludes the dilutive effect, if any, of 168,311, 0 and 32,781 shares of common stock issuable upon exercise of outstanding stock options as of June 30, 2021 and 2020, and December 31, 2020, respectively.
Tangible Common Equity to Tangible Assets
. Tangible common equity to tangible assets is a non-GAAP measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate tangible common equity, as described above, and tangible assets as total assets less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common shareholders’ equity to total assets.
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

(Continued)
79.

The following table reconciles, as of the dates set forth below, total tangible common equity and total assets to tangible assets:

(dollars in thousands)	As of June 30, 2021	As of December 31, 2020
Total tangible common equity	$252,996	$237,484
Tangible Assets
Total assets	2,932,959	2,740,832
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible, net	(2,573)	(2,999)

Total tangible assets	$2,898,226	$2,705,673

Total Shareholders’ Equity to Total Assets	9.81%	9.95%
Tangible Common Equity to Tangible Assets	8.73%	8.78%
The following tables reconcile, as of and for the dates set forth below, various metrics impacted by the effects of COVID-19 on reported data.
Net Core Earnings and Net Core Earnings per Common Share

	Six Months Ended June 30,		Three Months Ended June 30,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020	2021	2020	2021
Net earnings	$21,394	$7,353	$10,432	$1,075	$10,962
Adjustments:
Provision for credit losses	(1,000)	13,500	(1,000)	12,100	—
Income tax provision	4,648	1,255	2,312	(190)	2,336
PPP loans, including fees	(5,859)	(2,540)	(1,954)	(2,540)	(3,905)
Net interest expense on PPP-related borrowings	—	31	—	31	—

Net core earnings	$19,183	$19,599	$9,790	$10,476	$9,393

Weighted-average common shares outstanding, basic*	12,047,643	12,352,074	12,056,550	12,128,516	12,038,638

Earnings per common share, basic*	$1.78	$0.59	$0.87	$0.09	$0.91

Net core earnings per common share, basic*	1.59	1.59	0.81	0.86	0.78

* Adjusted to give effect to the 10% stock dividend issued during the first quarter of 2021.
Net Core Earnings to Average Assets, as Adjusted, and Average Equity

	Six Months Ended June 30,		Three Months Ended June 30,		Three Months Ended March 31,
(dollars in thousands)	2021	2020	2021	2020	2021
Net core earnings	$19,183	$19,599	$9,790	$10,476	$9,393
Total average assets	2,857,707	2,491,614	2,938,944	2,657,609	2,775,567
Adjustments:
PPP loans average balance	(146,103)	(81,592)	(155,417)	(163,184)	(137,251)
Excess fed funds sold due to PPP-related borrowings	—	(42,033)	—	(84,066)	—

Total average assets, adjusted	$2,711,604	$2,367,989	$2,783,527	$2,410,359	$2,638,316

Net core earnings to average assets, as adjusted	1.43	1.66	1.41	1.75	1.44

Total average equity	$281,730	$259,275	$285,803	$258,225	$277,612

Net core earnings to average equity	13.73	15.20	13.74	16.32	13.72

(Continued)
80.

Total Interest-Earning Assets, net of PPP Effects

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate
Total interest-earning assets	$2,769,054	$25,284	3.66%	$2,689,617	$51,797	3.88%

Total loans	1,912,722	22,864	4.79	1,899,864	47,059	4.99
Adjustments:
PPP loan average balance and net fees (1)	(155,417)	(1,747)	4.51	(146,103)	(5,260)	7.26

Total loans, net of PPP effects	1,757,305	21,117	4.82	1,753,761	41,799	4.81

Total interest-earning assets, net of PPP effects	$2,613,637	$23,537	3.61%	$2,543,514	$46,537	3.69%

(1) Interest earned consists of interest income of $385,000 and $720,000, and net origination fees recognized in earnings of $1.4 million and $4.5 million for the three and six months ended June 30, 2021, respectively.
Net Interest Income and Net Interest Margin, Net of PPP Effects

(dollars in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended March 31, 2021	Three Months Ended June 30, 2020
Net interest income	$23,477	$47,968	$24,491	$23,182
Adjustments:
PPP-related interest income	(385)	(720)	(335)	(407)
PPP-related net origination fees	(1,362)	(4,540)	(3,178)	(2,133)
PPP-related borrowings	—	—	—	31

Net interest income, net of PPP effects	$21,730	$42,708	$20,978	$20,673

Total average interest-earning assets	$2,769,054	$2,689,617	$2,609,299	$2,486,636

Total average interest-earning assets, net of PPP effects	2,613,637	2,543,514	2,472,048	2,239,386

Net interest margin (1)	3.40%	3.60%	3.81%	3.75%

Net interest margin, net of PPP effects (2)	3.33	3.39	3.44	3.71

Net interest income	$23,477	$47,968	$24,491	$23,182
Interest income tax adjustments	269	520	250	212

Net interest income, fully taxable equivalent (“FTE”)	$23,746	$48,488	$24,741	$23,394

Net interest income, FTE, net of PPP effects	21,999	43,228	21,228	20,885

Net interest margin, FTE (3)	3.44	3.64	3.85	3.78

Net interest margin, FTE, net of PPP effects (4)	3.38	3.43	3.48	3.75

(1) Net interest margin is equal to net interest income divided by average interest-earning assets, annualized.
(2) Net interest margin is equal to net interest income, net of PPP effects, divided by average interest-earning assets, excluding average PPP loans, annualized. Taxes are not a part of this calculation.
(3) Net interest margin on a taxable equivalent basis is equal to net interest income adjusted for nontaxable income divided by average interest-earning assets, annualized, using a marginal tax rate of 21%.
(4) Net interest margin on a taxable equivalent basis is equal to net interest income, net of PPP effects, adjusted for nontaxable income divided by average interest-earning assets, excluding average PPP loans, annualized, using a marginal tax rate of 21%.

(Continued)
81.

Efficiency Ratio, Net of PPP Effects

(dollars in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended March 31, 2021	Three Months Ended June 30, 2020
Total noninterest expense	$17,703	$35,015	$17,312	$15,184
Adjustments:
PPP-related deferred costs	207	599	392	838

Total noninterest expense, net of PPP effects	$17,910	$35,614	$17,704	$16,022

Net interest income	23,477	47,968	24,491	23,182

Net interest income, net of PPP effects	21,730	42,708	20,978	20,673

Total noninterest income	$5,970	$12,089	$6,119	$4,987

Efficiency ratio (1)	60.12%	58.30%	56.56%	53.90%

Efficiency ratio, net of PPP effects (2)	64.66	64.99	65.34	62.44

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
ACL to Total Loans, Excluding PPP

(dollars in thousands)	As of June 30, 2021	As of December 31, 2020
Total loans	$1,890,164	$1,866,819
Adjustments:
PPP loans	(127,390)	(139,808)

Total loans, excluding PPP	$1,762,774	$1,727,011

Allowance for credit losses	$31,548	$33,619

Allowance for credit losses / period-end loans	1.67%	1.80%
Allowance for credit losses / period-end loans. excluding PPP	1.79	1.95
Loan Yield, Net of PPP Effects

	Three Months Ended June 30, 2021			Three Months Ended March 31, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$1,912,722	$22,864	4.79%	$1,886,863	$24,195	5.20%
Adjustments:
PPP loans average balance and net fees	(155,417)	(1,747)	4.51	(137,251)	(3,513)	10.38

Total loans, net of PPP effects	$1,757,305	$21,117	4.82%	$1,749,612	$20,682	4.79%

Effect of removing PPP loans on loan yield			0.03%			-0.41%

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$1,912,722	$22,864	4.79%	$1,885,959	$24,139	5.15%
Adjustments:
PPP loans average balance and net fees	(155,417)	(1,747)	4.51	(163,184)	(2,540)	6.26

Total loans, net of PPP effects	$1,757,305	$21,117	4.82%	$1,722,775	$21,599	5.04%

Effect of removing PPP loans on loan yield			0.03%			-0.11%

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$1,912,722	$22,864	4.79%	$1,899,864	$47,059	4.99%
Adjustments:
PPP loans average balance and net fees	(155,417)	(1,747)	4.51	(146,103)	(5,260)	7.26

Total loans, net of PPP effects	$1,757,305	$21,117	4.82%	$1,753,761	$41,799	4.81%

Effect of removing PPP loans on loan yield			0.03%			-0.18%

(Continued)
82.

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●
the impact of COVID-19, including any variants thereof, on our business, including the impact of the actions taken by federal, state and local governmental authorities in response to COVID-19 (including, without limitation, interest rate policy, restrictions on the operation of businesses, the CARES Act and any other economic stimulus and recovery measures), and the resulting effect of all such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

●	our ability to prudently manage our growth and execute our strategy;
●	risks associated with our acquisition and de novo branching strategy;
●	business and economic conditions generally and in the financial services industry, nationally and within our primary Texas markets;
●	concentration of our business within our geographic areas of operation in Texas;
●	deterioration of our asset quality and higher loan charge-offs;
●	changes in the value of collateral securing our loans;
●	inaccuracies in the assumptions and estimate we make in establishing the allowance for credit losses reserve and other estimates;
●	changes in management personnel and our ability to attract, motivate and retain qualified personnel;
●	liquidity risks associated with our business;
●	interest rate risk associated with our business that could decrease net interest income;
●	our ability to maintain important deposit customer relationships and our reputation;
●	operational risks associated with our business;
●	volatility and direction of market interest rates;
●	change in regulatory requirements to maintain minimum capital levels;
●	increased competition in the financial services industry, particularly from regional and national institutions;
●	institution and outcome of litigation and other legal proceeding against us or to which we become subject;
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
●	further government intervention in the U.S. financial system;
●	changes in the scope and cost of FDIC insurance and other coverage;
●
natural disasters and adverse weather, acts of terrorism (including cyberattacks), an outbreak of hostilities or public health outbreaks (such as COVID-19), or other international or domestic calamities, and other matters beyond our control;

(Continued)
83.

●	risks that the financial institutions we may acquire or de novo branches we may open will not be integrated successfully, or the integrations may be more time consuming or costly than expected;
●	technology related changes are difficult to make or are more expensive than expected; and
●
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
Changes in internal control over financial reporting:
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(Continued)
85.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 13, 2020, the Company announced the adoption of a new stock repurchase program that authorized the repurchase of up to 1,000,000 shares of the Company common stock. The stock repurchase program will be effective until the earlier of March 13, 2022, or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors. There were no repurchases made through the second quarter of 2021.
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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

(Continued)
87.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: August 6, 2021	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: August 6, 2021	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

88.