Form 10-Q
period 2021-09-30
GUARANTY BANCSHARES INC /TX/
filed 2021-11-05
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of November 1, 2021, there were 12,086,977 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$34,741	$47,836
Federal funds sold	346,500	218,825
Interest-bearing deposits	27,634	85,130
Total cash and cash equivalents	408,875	351,791
Securities available for sale	269,070	380,795
Securities held to maturity	173,676	—
Loans held for sale	1,903	5,542
Loans, net of allowance for credit losses of $30,621 and $33,619, respectively	1,938,268	1,831,737
Accrued interest receivable	7,673	9,834
Premises and equipment, net	53,834	55,212
Other real estate owned	40	404
Cash surrender value of life insurance	36,582	35,510
Core deposit intangible, net	2,426	2,999
Goodwill	32,160	32,160
Other assets	43,761	34,848
Total assets	$2,968,268	$2,740,832
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$972,854	$779,740
Interest-bearing	1,590,217	1,506,650
Total deposits	2,563,071	2,286,390
Securities sold under agreements to repurchase	11,195	15,631
Accrued interest and other liabilities	26,284	25,257
Line of credit	3,000	12,000
Federal Home Loan Bank advances	47,500	109,101
Subordinated debentures	19,810	19,810
Total liabilities	2,670,860	2,468,189
Commitments and contingencies (see Note 11)
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,097,738 and 12,951,676 shares issued, and 12,081,477 and 10,935,415 shares outstanding, respectively	14,098	12,952
Additional paid-in capital	224,458	188,032
Retained earnings	100,910	113,449
Treasury stock, 2,016,261 shares at cost	(51,419)	(51,419)
Accumulated other comprehensive income	9,361	9,629
Total shareholders' equity	297,408	272,643
Total liabilities and shareholders' equity	$2,968,268	$2,740,832

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$22,605	$22,681	$69,664	$69,337
Securities
Taxable	1,203	1,051	3,393	3,532
Nontaxable	1,050	1,074	3,142	3,135
Federal funds sold and interest-bearing deposits	377	150	833	785
Total interest income	25,235	24,956	77,032	76,789

Interest expense
Deposits	1,348	2,285	4,444	9,746
FHLB advances and federal funds purchased	107	141	308	346
Subordinated debentures	182	192	558	511
Other borrowed money	28	59	184	156
Total interest expense	1,665	2,677	5,494	10,759

Net interest income	23,570	22,279	71,538	66,030
Provision for credit losses	(700)	(300)	(1,700)	13,200
Net interest income after provision for credit losses	24,270	22,579	73,238	52,830

Noninterest income
Service charges	1,003	717	2,687	2,196
Net realized gain on sale of loans	1,759	2,114	4,401	4,811
Other income	3,687	3,832	11,450	9,604
Total noninterest income	6,449	6,663	18,538	16,611

Noninterest expense
Employee compensation and benefits	10,998	9,439	31,145	26,982
Occupancy expenses	2,738	2,597	8,258	7,624
Other expenses	5,551	4,722	14,899	13,743
Total noninterest expense	19,287	16,758	54,302	48,349

Income before income taxes	11,432	12,484	37,474	21,092
Income tax provision	2,179	2,350	6,827	3,605
Net earnings	$9,253	$10,134	$30,647	$17,487
Basic earnings per share*	$0.77	$0.84	$2.54	$1.43
Diluted earnings per share*	$0.76	$0.84	$2.51	$1.43

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

See accompanying notes to consolidated financial statements.

4.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings	$9,253	$10,134	$30,647	$17,487
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax	1,654	397	(1,268)	12,094
Unrealized gains (losses) on interest rate swaps
Unrealized holding gains (losses) arising during the period	62	99	534	(730)
Reclassification of realized losses on interest rate swap termination from accumulated other comprehensive income	466	—	466	—
Unrealized gains (losses) on interest rate swaps	528	99	1,000	(730)

Total other comprehensive income (loss)	2,182	496	(268)	11,364
Comprehensive income	$11,435	$10,630	$30,379	$28,851

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
For the Nine Months Ended September 30, 2021
Balance at December 31, 2020	$—	$12,952	$188,032	$113,449	$(51,419)	$9,629	$272,643
Net earnings	—	—	—	30,647	—	—	30,647
Other comprehensive loss	—	—	—	—	—	(268)	(268)
10% stock dividend	—	1,094	34,853	(35,947)	—	—	—
Exercise of stock options	—	48	1,065	—	—	—	1,113
Restricted stock grants	—	4	(4)	—	—	—	—
Stock based compensation	—	—	512	—	—	—	512
Cash dividends:
Common - $0.60 per share	—	—	—	(7,239)	—	—	(7,239)
Balance at September 30, 2021	$—	$14,098	$224,458	$100,910	$(51,419)	$9,361	$297,408

For the Three Months Ended September 30, 2021
Balance at June 30, 2021	$—	$14,074	$223,822	$94,073	$(51,419)	$7,179	$287,729
Net earnings	—	—	—	9,253	—	—	9,253
Other comprehensive income	—	—	—	—	—	2,182	2,182
Exercise of stock options	—	20	457	—	—	—	477
Restricted stock grants	—	4	(4)	—	—	—	—
Stock based compensation	—	—	183	—	—	—	183
Cash dividends:
Common - $0.20 per share	—	—	—	(2,416)	—	—	(2,416)
Balance at September 30, 2021	$—	$14,098	$224,458	$100,910	$(51,419)	$9,361	$297,408

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	$—	$12,905	$186,692	$98,239	$(34,492)	$(1,793)	$261,551
Impact of adoption of ASC 326, net of tax of $955	—	—	—	(3,593)	—	—	(3,593)
Net earnings	—	—	—	17,487	—	—	17,487
Other comprehensive income	—	—	—	—	—	11,364	11,364
Exercise of stock options	—	4	68	—	—	—	72
Purchase of treasury stock	—	—	—	—	(14,110)	—	(14,110)
Stock based compensation	—	—	494	—	—	—	494
Cash dividends:
Common - $0.53 per share*	—	—	—	(6,412)	—	—	(6,412)
Balance at September 30, 2020	$—	$12,909	$187,254	$105,721	$(48,602)	$9,571	$266,853

For the Three Months Ended September 30, 2020
Balance at June 30, 2020	$—	$12,908	$187,073	$97,788	$(47,969)	$9,075	$258,875
Net earnings	—	—	—	10,134	—	—	10,134
Other comprehensive income	—	—	—	—	—	496	496
Exercise of stock options	—	1	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	(633)	—	(633)
Stock based compensation	—	—	182	—	—	—	182
Dividends:
Common - $0.18 per share*	—	—	—	(2,201)	—	—	(2,201)
Balance at September 30, 2020	$—	$12,909	$187,254	$105,721	$(48,602)	$9,571	$266,853

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

See accompanying notes to consolidated financial statements.

7.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net earnings	$30,647	$17,487
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,294	3,045
Amortization	932	1,010
Deferred taxes	(181)	(2,949)
Premium amortization, net of discount accretion	3,291	2,948
Gain on sale of loans	(4,401)	(4,811)
Provision for credit losses	(1,700)	13,200
Origination of loans held for sale	(84,944)	(121,628)
Proceeds from loans held for sale	92,984	119,659
Write-down of other real estate and repossessed assets	6	358
Net gain on sale of premises, equipment, other real estate owned and other assets	16	103
Stock based compensation	512	494
Net change in accrued interest receivable and other assets	(5,034)	(2,607)
Net change in accrued interest payable and other liabilities	1,799	1,897
Net cash provided by operating activities	$37,221	$28,206

Cash flows from investing activities
Securities available for sale:
Purchases	$(125,826)	$(333,838)
Proceeds from maturities and principal repayments	63,264	342,452
Securities held to maturity:
Purchases	(7,797)	—
Proceeds from maturities and principal repayments	938	3,024
Net originations of loans	(105,333)	(248,409)
Purchases of premises and equipment	(1,912)	(5,148)
Proceeds from BOLI death benefit	464	—
Proceeds from sale of premises, equipment, other real estate owned and other assets	319	509
Net cash used in investing activities	$(175,883)	$(241,410)

See accompanying notes to consolidated financial statements.

8.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities
Net change in deposits	$276,681	$266,278
Net change in securities sold under agreements to repurchase	(4,436)	9,420
Proceeds from FHLB advances	120,000	290,000
Repayment of FHLB advances	(181,601)	(246,013)
Proceeds from line of credit	8,000	25,000
Repayment of line of credit	(17,000)	(18,000)
Proceeds from issuance of debentures	—	10,000
Repayments of debentures	—	(500)
Purchase of treasury stock	—	(14,110)
Exercise of stock options	1,113	72
Cash dividends	(7,011)	(6,286)
Net cash provided by financing activities	$195,746	$315,861
Net change in cash and cash equivalents	57,084	102,657
Cash and cash equivalents at beginning of period	351,791	90,714
Cash and cash equivalents at end of period	$408,875	$193,371

Supplemental disclosures of cash flow information
Interest paid	$5,743	$11,456
Income taxes paid	7,850	5,545

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	2,416	2,201
Held to maturity securities transferred to available for sale	—	152,486
Available for sale securities transferred to held to maturity	172,292	—
Transfer of loans to other real estate owned and repossessed assets	502	221
Stock dividend	35,947	—

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

Government leaders and the Federal Reserve have taken several actions designed to mitigate the economic fallout resulting from the coronavirus. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, authorized more than $2 trillion to battle COVID-19 and its economic effects, including immediate cash relief for

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

individual citizens, loan programs for small businesses, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The goal of CARES Act was to prevent severe economic downturn. The CARES Act also provided for temporary interest only or payment deferral modifications for loans without classifying them as troubled debt restructurings under current accounting rules. Additional government-backed hardship relief measures were signed into law in early 2021, as well as extension of many of the CARES Act provisions.

Due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. On March 16, 2020, the Federal Open Market Committee reduced the target federal funds rate range to 0.00% to 0.25%, at which it remains as of September 30, 2021. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations, as well as business and consumer confidence. As a result of the spread of COVID-19 and its variants, economic uncertainties have arisen which can negatively impact net interest income and noninterest income. Other financial impacts could occur though such potential impact remains unknown at this time.

Allowance for Credit Losses:

Held to Maturity Debt Securities

The allowance for credit losses on held to maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held to maturity securities to present management's best estimate of the net amount expected to be collected. Held to maturity securities are charged-off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each types sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held to maturity securities from the estimate of credit losses.

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

Changes in the allowance for credit losses are recorded as provisions for or reversal of credit loss expense. Losses are charged against the allowance when management believes a security is uncollectible or when either of the criteria regarding intent to sell or required to sell is met. Accrued interest receivable on securities is excluded from the estimate of credit losses.

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

The allowance for credit losses is measured on a collective (pool or segment) basis when similar risk characteristics exist. Our loan portfolio segments include both regulatory call report codes and by internally identified risk ratings for our commercial loan segments and by delinquency status for our consumer loan segments. We also have separately identified our mortgage warehouse loans, internally originated SBA loans, SBA loans acquired from Westbound Bank in 2018 and loans originated under the Paycheck Protection Program ("PPP") for inherent risk analysis. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

Consumer:

Management considers delinquency status to be the primary credit quality indicator of consumer loans. Others include the debt to income ratio of the borrower, the borrower’s credit history, the availability of other credit to the borrower, the borrower’s past-due history, and, if applicable, the value of the underlying collateral to be primary credit quality indicators.

1-4 family residential:

Management considers delinquency status to be the primary credit quality indicator of 1-4 family residential loans. Others include changes in the local economy, changes in property values, and changes in local unemployment rates to be key credit quality indicators of the loans in the 1-4 family residential loan segment.

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

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of September 30, 2021 and securities available for sale as of December 31, 2020 and the corresponding amounts of gross unrealized gains and losses:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$10,013	$46	$—	$10,059
Corporate bonds	34,105	1,233	92	35,246
Mortgage-backed securities	157,846	2,143	847	159,142
Collateralized mortgage obligations	63,272	1,405	54	64,623
Total available for sale	$265,236	$4,827	$993	$269,070

Held to maturity:
Municipal securities	$170,634	$9,139	$147	$179,626
Mortgage-backed securities	3,042	—	37	3,005
Total held to maturity	$173,676	$9,139	$184	$182,631

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,608	$1,382	$8	$30,982
Municipal securities	164,668	11,036	—	175,704
Mortgage-backed securities	104,210	3,041	87	107,164
Collateralized mortgage obligations	64,611	2,335	1	66,945
Total available for sale	$363,097	$17,794	$96	$380,795

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of September 30, 2021 or December 31, 2020.

Information pertaining to securities with gross unrealized losses as of September 30, 2021 and December 31, 2020, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2021	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(92)	$7,678	$—	$—	$(92)	$7,678
Mortgage-backed securities	(803)	68,150	(44)	3,276	(847)	71,426
Collateralized mortgage obligations	(54)	18,203	—	—	(54)	18,203
Total available for sale	$(949)	$94,031	$(44)	$3,276	$(993)	$97,307

Held to maturity:
Municipal securities	$(147)	$4,381	$—	$—	$(147)	$4,381
Mortgage-backed securities	(37)	3,006	—	—	(37)	3,006
Total held to maturity	$(184)	$7,387	$—	$—	$(184)	$7,387

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2020	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(8)	$2,493	$—	$—	$(8)	$2,493
Mortgage-backed securities	(87)	25,775	—	—	(87)	25,775
Collateralized mortgage obligations	—	—	(1)	106	(1)	106
Total available for sale	$(95)	$28,268	$(1)	$106	$(96)	$28,374

There were 26 investments in an unrealized loss position, and 22 available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses at September 30, 2021. The available for sale securities in a loss position were composed of corporate bonds, collateralized mortgage obligations and mortgage-backed securities. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. Government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of September 30, 2021 is not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery

(Continued)

17.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline.

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under CECL. As of September 30, 2021, our held to maturity securities consisted of municipal bonds and mortgage-backed securities issued by the U.S. Government and its agencies. With regard to the mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, no allowance for credit losses has been recorded for these securities.

Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

As of September 30, 2021, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $279,726 and $314,962 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

There were no securities sold during the three or nine months ended September 30, 2021 or 2020.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains at the date of transfer are retained in other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $9,684 at September 30, 2021. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The contractual maturities at September 30, 2021 of available for sale securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
September 30, 2021	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$4,802	$4,868
Due after one year through five years	14,645	15,430	48,612	50,466
Due after five years through ten years	29,473	29,875	50,369	53,350
Due after ten years	—	—	66,851	70,942
Mortgage-backed securities	157,846	159,142	3,042	3,005
Collateralized mortgage obligations	63,272	64,623	—	—
Total securities	$265,236	$269,070	$173,676	$182,631

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

(Continued)

18.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
Commercial and industrial	$308,647	$356,291
Real estate:
Construction and development	309,746	270,407
Commercial real estate	633,353	594,216
Farmland	135,413	78,508
1-4 family residential	403,403	389,096
Multi-family residential	40,810	21,701
Consumer	52,992	51,044
Agricultural	14,199	15,734
Warehouse lending(1)	71,823	89,480
Overdrafts	495	342
Total loans(2)	1,970,881	1,866,819
Net of:
Deferred loan fees, net	(1,992)	(1,463)
Allowance for credit losses	(30,621)	(33,619)
Total net loans(2)	$1,938,268	$1,831,737

(1) Warehouse lending is presented as a component of commercial and industrial loans on remaining tables.

(2) Excludes accrued interest receivable on loans of $5.8 million and $7.0 million as of September 30, 2021 and December 31, 2020, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

19.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The following tables present the activity in the ACL by class of loans for the nine months ended September 30, 2021, for the year ended December 31, 2020 and for the nine months ended September 30, 2020:

For the Nine Months Ended September 30, 2021	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619
Provision for credit losses	(268)	(774)	(670)	365	(559)	213	(61)	(73)	127	(1,700)
Loans charged-off	(300)	—	(816)	—	—	—	(113)	—	(173)	(1,402)
Recoveries	15	1	11	—	—	—	32	—	45	104
Ending balance	$3,480	$3,962	$14,305	$1,585	$5,754	$576	$787	$166	$6	$30,621

For the Year Ended December 31, 2020	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202
Impact of adopting ASC 326	546	323	2,228	26	1,339	(50)	72	73	(9)	4,548
Provision for credit losses	1,398	2,034	6,698	624	1,915	4	373	(33)	187	13,200
Loans charged-off	(68)	—	—	—	(68)	—	(155)	(18)	(234)	(543)
Recoveries	101	—	1	—	2	—	37	20	51	212
Ending balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619

For the Nine Months Ended September 30, 2020	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for loan losses:
Beginning balance	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202
Impact of adopting ASC 326	546	323	2,228	26	1,339	(50)	72	73	(9)	4,548
Provision for credit losses	1,366	2,228	6,613	694	1,778	(34)	407	59	89	13,200
Loans charged-off	(43)	—	—	—	(59)	—	(136)	(18)	(128)	(384)
Recoveries	93	—	1	—	2	—	30	20	45	191
Ending balance	$4,018	$4,929	$15,695	$1,290	$6,185	$325	$975	$331	$9	$33,757

(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

During the year ended December 31, 2020, a total allowance for credit losses provision of $13,200 was recorded primarily to account for the estimated impact of COVID-19 on credit quality and resulted largely from changes to individual loan risk ratings, as well as COVID-specific qualitative factors primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19. We recorded no provision in the first quarter of 2021, a $1,000 reverse provision in the second quarter and a $700 reverse provision in the third quarter. These provision reversals capture the improvements that have occurred to macroeconomic factors evaluated at the onset of the pandemic as part of the aforementioned COVID-specific qualitative factors, as well as risk rating upgrades for specific loans, which impact the reserve calculations within our model, offset by growth in our overall loan portfolio. Although management is cautiously optimistic about improving vaccination and hospitalization rates and economic trends, it is very likely that the economic effects of the pandemic will continue into 2022.

The Company uses the weighted-average remaining maturity ("WARM") method as the basis for the estimation of expected credit losses. The WARM method uses a historical average annual charge-off rate containing loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a segment at the balance sheet date. The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate. The calculation of the unadjusted historical charge-off rate is then adjusted, using qualitative factors, for current conditions and for reasonable and supportable forecast periods. Qualitative loss factors are based on the Company’s judgment of company, market, industry or business specific data, differences in loan-specific risk characteristics such as underwriting standards, portfolio mix, risk grades, delinquency level, or term. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors. Additionally, we have adjusted for changes in expected environmental and economic conditions, such as changes in unemployment rates, property values, and other relevant factors over the next 12 to 24 months. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company’s estimate was a cumulative loss rate covering the expected contractual term of the portfolio.

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

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of September 30, 2021:

September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$199,537	$40,901	$20,982	$9,595	$4,333	$17,616	$86,768	$379,732
Special mention	—	96	—	—	21	—	—	117
Substandard	—	278	60	196	43	5	—	582
Nonaccrual	—	—	—	25	—	14	—	39
Total commercial and industrial loans	$199,537	$41,275	$21,042	$9,816	$4,397	$17,635	$86,768	$380,470

Charge-offs	$—	$—	$(167)	$(67)	$(19)	$—	$(47)	$(300)
Recoveries	—	—	—	—	—	—	15	15
Current period net	$—	$—	$(167)	$(67)	$(19)	$—	$(32)	$(285)

Construction and development:
Pass	$153,740	$78,121	$29,164	$7,149	$16,405	$14,347	$8,313	$307,239
Special mention	—	710	—	—	955	—	—	1,665
Substandard	—	—	609	3	—	—	—	612
Nonaccrual	—	—	230	—	—	—	—	230
Total construction and development loans	$153,740	$78,831	$30,003	$7,152	$17,360	$14,347	$8,313	$309,746

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	1	—	1
Current period net	$—	$—	$—	$—	$—	$1	$—	$1

Commercial real estate:
Pass	$100,853	$98,665	$80,197	$64,919	$44,565	$176,005	$14,699	$579,903
Special mention	398	—	—	2,439	4,591	1,629	—	9,057
Substandard	—	7,040	—	10,124	13,110	13,732	—	44,006
Nonaccrual	—	60	—	73	33	221	—	387
Total commercial real estate loans	$101,251	$105,765	$80,197	$77,555	$62,299	$191,587	$14,699	$633,353

Charge-offs	$—	$—	$(17)	$(56)	$(472)	$(271)	$—	$(816)
Recoveries	—	—	—	—	11	—	—	11
Current period net	$—	$—	$(17)	$(56)	$(461)	$(271)	$—	$(805)

Farmland:
Pass	$72,382	$12,776	$8,683	$8,541	$5,345	$21,626	$5,777	$135,130
Special mention	—	—	—	—	—	28	—	28
Substandard	—	—	—	—	—	118	—	118
Nonaccrual	—	—	—	—	—	109	28	137
Total farmland loans	$72,382	$12,776	$8,683	$8,541	$5,345	$21,881	$5,805	$135,413

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Total
1-4 family residential:
Pass	$101,523	$72,986	$48,075	$38,577	$29,077	$97,575	$13,368	$401,181
Special mention	—	—	—	—	—	57	—	57
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	184	383	254	1,344	—	2,165
Total 1-4 family residential loans	$101,523	$72,986	$48,259	$38,960	$29,331	$98,976	$13,368	$403,403

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$13,113	$4,312	$4,392	$15,448	$545	$2,194	$131	$40,135
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	675	—	—	675
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$13,113	$4,312	$4,392	$15,448	$1,220	$2,194	$131	$40,810

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and overdrafts:
Pass	$21,949	$14,015	$5,654	$5,400	$820	$656	$4,838	$53,332
Special mention	—	1	9	—	—	—	—	10
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	8	25	22	70	9	11	—	145
Total consumer loans and overdrafts	$21,957	$14,041	$5,685	$5,470	$829	$667	$4,838	$53,487

Charge-offs	$(180)	$(34)	$(38)	$(32)	$(2)	$—	$—	$(286)
Recoveries	45	3	—	8	2	19	—	77
Current period net	$(135)	$(31)	$(38)	$(24)	$—	$19	$—	$(209)

Agricultural:
Pass	$2,611	$2,081	$1,052	$1,082	$275	$592	$6,366	$14,059
Special mention	—	—	—	—	20	—	—	20
Substandard	—	—	5	31	39	13	—	88
Nonaccrual	—	20	—	9	3	—	—	32
Total agricultural loans	$2,611	$2,101	$1,057	$1,122	$337	$605	$6,366	$14,199

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$665,708	$323,857	$198,199	$150,711	$101,365	$330,611	$140,260	$1,910,711
Special mention	398	807	9	2,439	5,587	1,714	—	10,954
Substandard	—	7,318	674	10,354	13,867	13,868	—	46,081
Nonaccrual	8	105	436	560	299	1,699	28	3,135
Total loans	$666,114	$332,087	$199,318	$164,064	$121,118	$347,892	$140,288	$1,970,881

Charge-offs	$(180)	$(34)	$(222)	$(155)	$(493)	$(271)	$(47)	$(1,402)
Recoveries	45	3	—	8	13	20	15	104
Total current period net (charge-offs) recoveries	$(135)	$(31)	$(222)	$(147)	$(480)	$(251)	$(32)	$(1,298)

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

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no loans classified in the “doubtful” or “loss” risk rating categories as of September 30, 2021 and December 31, 2020.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans, and their impact on the ACL, as of September 30, 2021:

	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$119	$—	$119	$40
Real estate:
Construction and development	609	—	609	207
Commercial real estate	4,540	—	4,540	603
Total	$5,268	$—	$5,268	$850

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

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

September 30, 2021	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$874	$—	$38	$912	$379,558	$380,470	$—
Real estate:
Construction and development	—	—	230	230	309,516	309,746	—
Commercial real estate	197	777	258	1,232	632,121	633,353	—
Farmland	149	195	28	372	135,041	135,413	—
1-4 family residential	1,407	465	569	2,441	400,962	403,403	—
Multi-family residential	—	—	—	—	40,810	40,810	—
Consumer	206	33	47	286	52,706	52,992	—
Agricultural	31	9	20	60	14,139	14,199	—
Overdrafts	—	—	—	—	495	495	—
Total	$2,864	$1,479	$1,190	$5,533	$1,965,348	$1,970,881	$—

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

The outstanding balances of TDRs are shown below:

	September 30, 2021	December 31, 2020
Nonaccrual TDRs	$84	$90
Performing TDRs	9,522	9,626
Total	$9,606	$9,716
Specific reserves on TDRs	$—	$—

There was one loan modified as a TDR during the nine months ended September 30, 2021. No TDRs have subsequently defaulted during 2021, and the TDRs described above did not increase the allowance for credit losses and did not result in any charge-offs during the nine months ended September 30, 2021.

The following table presents the loan, by class, modified as a TDR during the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	1	$17	$17
Total	1	$17	$17

The following table presents loans, by class, modified as TDRs during the year ended December 31, 2020:

Year Ended December 31, 2020	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Construction and development	2	$1,289	$1,081
Commercial and industrial	1	129	85
Commercial real estate	1	1,017	670
Total	4	$2,435	$1,836

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

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At September 30, 2021 and December 31, 2020, securities sold under agreements to repurchase totaled $11,195 and $15,631, respectively.

The Company has an unsecured $25,000 revolving line of credit, which had a $3,000 outstanding balance at September 30, 2021, bears interest at the greater of (i) the prime rate, which was 3.25% at September 30, 2021, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2022.

Federal Home Loan Bank (FHLB) advances, as of September 30, 2021, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2021	0.13%	$40,000
2022	1.99%	1,500
2023	—	—
2024	1.76%	6,000
2025	—	—
		$47,500

There are no fixed rate advances, with monthly principal and interest payments outstanding as of September 30, 2021.

NOTE 5 - SUBORDINATED DEBENTURES

Subordinated debentures were made up of the following as of:

	September 30, 2021	December 31, 2020
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	9,500	9,500
	$19,810	$19,810

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

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at September 30, 2021 and December 31, 2020. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

29.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. $500 matured in November of 2020 and $9,500 remain as of September 30, 2021. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

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

A summary of stock option activity in the Plan during the nine months ended September 30, 2021 and 2020 follows:

Nine Months Ended September 30, 2021	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	506,200	$26.81	5.82	$1,805
Effect of 10% stock dividend	50,770
Granted	45,500	33.49	9.59	107
Exercised	(48,630)	22.89	3.82	630
Forfeited	(19,020)	26.01	6.84	187
Balance, September 30, 2021	534,820	$25.22	5.53	$5,684

Exercisable at end of period	307,786	$23.78	4.33	$3,715

(Continued)

30.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Nine Months Ended September 30, 2020	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	508,000	$26.68	6.24	$3,159
Granted	39,000	27.43	9.51	24
Exercised	(3,000)	24.00	2.04	3
Forfeited	(37,600)	29.68	8.12	24
Balance, September 30, 2020	506,400	$26.53	5.62	$304

Exercisable at end of period	302,220	$25.55	4.77	$244

A summary of nonvested stock option activity in the Plan during the nine months ended September 30, 2021 and 2020 follows:

Nine Months Ended September 30, 2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	214,680	$4.46
Effect of 10% stock dividend	23,218
Granted	45,500	5.82
Vested	(47,344)	(5.72)
Forfeited	(9,020)	(8.06)
Balance, September 30, 2021	227,034	$5.11

Nine Months Ended September 30, 2020	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	251,120	$4.97
Granted	39,000	3.86
Vested	(53,340)	(6.07)
Forfeited	(32,600)	(2.20)
Balance, September 30, 2020	204,180	$5.54

Information related to stock options in the Plan is as follows for the nine months ended:

	September 30, 2021	September 30, 2020
Intrinsic value of options exercised	$630	$3
Cash received from options exercised	1,113	72
Weighted average fair value of options granted	5.82	3.86

(Continued)

31.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Stock Awards and Units

A summary of restricted stock activity in the Plan during the nine months ended September 30, 2021 and 2020 follows:

Nine Months Ended September 30, 2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	35,300	$29.72
Effect of 10% stock dividend	3,530	—
Granted	3,500	33.09
Vested	(7,850)	27.26
Forfeited	—	—
Balance, September 30, 2021	34,480	$27.41

Nine Months Ended September 30, 2020	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	31,459	$30.29
Granted	—	—
Vested	(13,380)	30.30
Forfeited	—	—
Balance, September 30, 2020	18,079	$30.28

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of September 30, 2021, there was $1,831 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.16 years.

The Company granted options and restricted stock under the Plan during the first nine months of 2021 and 2020. Expense of $512 and $494 was recorded during the nine months ended September 30, 2021 and 2020, respectively, which represents the fair value of shares vested during those periods.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the nine months ended September 30, 2021 and 2020 totaled $1,146 and $1,031, respectively.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of September 30, 2021, the number of shares held by the KSOP was 1,287,897. There were no unallocated shares to plan participants as of September 30, 2021, and all shares held by the KSOP were treated as outstanding.

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

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $36,582 and $35,510 as of September 30, 2021 and December 31, 2020, respectively. A gain of $277,000 on proceeds from these life insurance policies resulting from the death of a former bank officer was recorded for the nine months ended September 30, 2021. No such gains were recorded during the nine months ended September 31, 2020.

Expense related to these plans totaled $588 and $500 for the nine months ended September 30, 2021 and 2020, respectively, and $592 for the year ended December 31, 2020. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $4,861 and $4,383 as of September 30, 2021 and December 31, 2020, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the nine months ended September 30, 2021 and 2020 totaled $3,529 and $1,610, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 14 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of September 30, 2021, operating lease right-of-use assets were $14,810 and liabilities were $15,243, and as of December 31, 2020, lease assets and liabilities were $13,291 and $13,539, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the nine months ended September 30, 2021 and 2020 was approximately $1,715 and $1,416, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

(Continued)

33.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The table below summarizes other information related to our operating leases as of:

	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$14,810	$13,291
Operating lease liabilities	15,243	13,539

Weighted average remaining lease term
Operating leases	9 years	9 years
Weighted average discount rate
Operating leases	1.95%	2.19%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2025 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of September 30, 2021, are as follows:

Year Ended December 31,	Amount
2021	$554
2022	2,152
2023	2,090
2024	2,035
2025	1,868
Thereafter	7,441
Total lease payments	16,140
Less: interest	(897)
Present value of lease liabilities	$15,243

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax expense for the period	$2,179	$2,350	$6,827	$3,605
Effective tax rate	19.06%	18.82%	18.22%	17.09%

The effective tax rates differ from the statutory federal tax rate of 21% for the three and nine months ended September 30, 2021 and 2020, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

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

The Company entered into interest rate swaps to receive payments at a fixed rate in exchange for paying a floating rate on the debentures discussed in Note 5. Management believed that entering into the interest rate swaps exposed the Company to variability in their fair value due to changes in the level of interest rates. It was the Company’s objective to hedge the change in fair value of floating rate debentures at coverage levels that were appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in the liability to other liabilities of the Company. During the quarter ended September 30, 2021, Guaranty terminated these interest rate swaps with notional amounts totaling $5,000 as of December 31, 2020, as the risk exposure declined to acceptable levels. The swaps were cancelled at an expense of $466, which is included in non-interest expense in the Consolidated Statement of Earnings.

The Company also entered into interest rate swaps to receive payments at a floating rate in exchange for paying a fixed rate, the objective of which is to reduce the overall cost of short-term 3-month FHLB advances that will be renewed consistent with the reset terms on the interest rate swap and that are included in the amounts in Note 4. Interest rate swaps with notional amounts totaling $40,000 as of September 30, 2021 and December 31, 2020 were designated as cash flow hedges of the FHLB advances.

The aggregate fair value of the swaps is recorded in accrued interest and other liabilities within the Company’s consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures and FHLB advances was as follows as of:

September 30, 2021
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$15,000	0.668%	3 month LIBOR	3/18/2020	1.47	$93
15,000	0.790%	3 month LIBOR	3/18/2020	3.47	17
10,000	0.530%	3 month LIBOR	3/23/2020	1.48	41

December 31, 2020
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	5.25	$408
3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	1.83	221
15,000	0.668%	3 month LIBOR	3/18/2020	2.22	159
15,000	0.790%	3 month LIBOR	3/18/2020	4.22	288
10,000	0.530%	3 month LIBOR	3/23/2020	2.23	75

Interest expense recorded on these swap transactions totaled $483 and $509 during the nine months ended September 30, 2021 and 2020, respectively. This expense is reported as a component of interest expense on the debentures and the FHLB advances and federal funds purchased. At September 30, 2021, the Company expected none of the unrealized loss to be reclassified as a reduction of interest expense during the remainder of 2021.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL as of September 30, 2021 and December 31, 2020.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2021 and December 31, 2020, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	September 30, 2021	December 31, 2020
Commitments to extend credit	$392,332	$324,277
Letters of credit	9,922	8,488

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At September 30, 2021, the Company had letters of credit of $35,833 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of September 30, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it was subject.

The Basel III Capital Rules, among other things, have (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, (iv) expanded the scope of the deductions/adjustments as compared to existing regulations, and (v) imposed a "capital conservation buffer" of 2.5% above minimum risk-based capital requirements, below which an institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers.

As of September 30, 2021 and December 31, 2020, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since September 30, 2021 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier 1 capital as of September 30, 2021 and December 31, 2020. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

(Continued)

37.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total capital to risk-weighted assets:
Consolidated	$289,390	14.13%	$163,886	8.00%	$215,100	10.50%	n/a
Bank	301,528	14.71%	164,015	8.00%	215,270	10.50%	$205,019	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	263,721	12.87%	122,914	6.00%	174,129	8.50%	n/a
Bank	275,839	13.45%	123,011	6.00%	174,266	8.50%	164,015	8.00%
Tier 1 capital to average assets:(1)
Consolidated	263,721	9.06%	116,422	4.00%	116,422	4.00%	n/a
Bank	275,839	9.48%	116,418	4.00%	116,418	4.00%	145,523	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	253,411	12.37%	92,186	4.50%	143,400	7.00%	n/a
Bank	275,839	13.45%	92,259	4.50%	143,513	7.00%	133,262	6.50%

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

As of September 30, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$159,142	$—	$159,142	$—
Collateralized mortgage obligations	64,623	—	64,623	—
Corporate bonds	35,246	—	35,246	—
U.S. government agencies	10,059	—	10,059	—
Loans held for sale	1,903	—	—	1,903
Cash surrender value of life insurance	36,582	—	36,582	—
SBA servicing assets	808	—	—	808
Derivative instrument liabilities	(151)	—	(151)	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	4,418	—	—	4,418

As of December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$107,164	$—	$107,164	$—
Collateralized mortgage obligations	66,945	—	66,945	—
Municipal securities	175,704	—	175,704	—
Corporate bonds	30,982	—	30,982	—
Loans held for sale	5,542	—	—	5,542
Cash surrender value of life insurance	35,510	—	35,510	—
SBA servicing assets	763	—	—	763
Derivative instrument assets	629	—	629	—
Derivative instrument liabilities	(1,151)	—	(1,151)	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	8,427	—	—	8,427

There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2021 or for the year ended December 31, 2020.

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021 and 2020 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition,

(Continued)

40.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	September 30, 2021	December 31, 2020	September 30, 2020
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$42	$—
Charge-offs recognized in the allowance for credit losses	—	(9)	—
Fair value of other real estate owned remeasured at initial recognition	$—	$33	$—

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$62	$62
Write-downs included in collection and other real estate owned expense	—	(1)	(1)
Fair value of other real estate owned remeasured subsequent to initial recognition	$—	$61	$61

The following table presents quantitative information about nonrecurring Level 3 fair value measurements as of:

September 30, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$40	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

December 31, 2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$404	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

The following table presents information on individually evaluated collateral dependent loans as of September 30, 2021:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$79	$79
Real estate:
Construction and development	—	—	402	402
Commercial real estate	—	—	3,937	3,937
Total	$—	$—	$4,418	$4,418

(Continued)

41.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of September 30, 2021 and December 31, 2020, are as follows:

	Fair value measurements as of September 30, 2021 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$408,875	$408,875	$—	$—	$408,875
Marketable securities held to maturity	173,676	—	182,631	—	182,631
Loans, net	1,938,268	—	—	1,949,191	1,949,191
Accrued interest receivable	7,673	—	7,673	—	7,673
Nonmarketable equity securities	14,061	—	14,061	—	14,061
Financial liabilities:
Deposits	$2,563,071	$2,221,716	$342,153	$—	$2,563,869
Securities sold under repurchase agreements	11,195	—	11,195	—	11,195
Accrued interest payable	555	—	555	—	555
Federal Home Loan Bank advances	47,500	—	47,653	—	47,653
Subordinated debentures	19,810	—	17,813	—	17,813

	Fair value measurements as of December 31, 2020 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$351,792	$351,792	$—	$—	$351,792
Loans, net	1,831,737	—	—	1,846,868	1,846,868
Accrued interest receivable	9,834	—	9,834	—	9,834
Nonmarketable equity securities	14,095	—	14,095	—	14,095
Financial liabilities:
Deposits	$2,286,390	$1,907,587	$380,570	$—	$2,288,157
Securities sold under repurchase agreements	15,631	—	15,631	—	15,631
Accrued interest payable	804	—	804	—	804
Federal Home Loan Bank advances	109,101	—	109,381	—	109,381
Subordinated debentures	19,810	—	17,406	—	17,406

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

(Continued)

43.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net earnings (basic)	$9,253	$10,134	$30,647	$17,487
Net earnings (diluted)	$9,253	$10,134	$30,647	$17,487

Denominator:
Weighted-average shares outstanding (basic)*	12,067,769	12,113,266	12,054,426	12,271,889
Effect of dilutive securities:
Common stock equivalent shares from stock options	143,620	—	155,058	—
Weighted-average shares outstanding (diluted)*	12,211,389	12,113,266	12,209,484	12,271,889

Net earnings per share
Basic	$0.77	$0.84	$2.54	$1.43
Diluted	$0.76	$0.84	$2.51	$1.43

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

(Continued)

44.

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

(Continued)

45.

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

Quarterly highlights of the Company include:

•
Solid Net Earnings and Core Earnings. Net earnings have remained solid for the past four quarters. Net core earnings†, which exclude provisions for credit losses and income tax, net PPP income, and interest on PPP-related borrowings, have also remained strong over the last four quarters, demonstrating consistent core earnings stream. Net core earnings† were $9.7 million for the third quarter, compared to $9.8 million for the second quarter of 2021, and $11.1 million during the third quarter of 2020.
•
Producing Loan Pipeline. During 2020 and early 2021, we added new loan producers throughout our footprint and continued to experience strong loan demand within our loan pipeline. Excluding PPP loans, our loans grew $132.8 million, or 7.5%, during the third quarter and have grown $168.6 million, or 9.8%, since December 31, 2020. Our loan growth is a result of internally generated sources and is not from loan purchases from other originators.
•
Strong Credit Quality. Non-performing assets as a percentage of total assets were 0.11% at September 30, 2021, compared to 0.13% at June 30, 2021 and 0.53% at September 30, 2020. Net charge-offs to average loans (annualized) were 0.05% for the quarter ended September 30, 2021, compared to 0.05% for the quarter ended June 30, 2021, and 0.01% for the quarter ended September 30, 2020. The decrease in non-performing assets during the third quarter of 2021 compared to the same period of 2020 resulted primarily from the resolution of three problem loans, made to two borrowers, with outstanding combined book balances of $8.7 million at December 31, 2020, that were acquired during the Westbound acquisition and which were fully reserved prior to the onset of COVID-19.
•
Paycheck Protection Program. As of September 30, 2021, there are outstanding PPP2 balances of $71.4 million to 664 borrowers, down from the $100.8 million to 1,349 borrowers originally extended loans under the PPP2 program during 2021. Those PPP2 loans have resulted in recognition of $3.7 million of net origination fees for the nine months ended September 30, 2021. The Bank also recognized $2.1 million in PPP1 deferred origination fees for the nine months ended September 30, 2021 through both amortization and forgiveness of the related PPP1 loans. As of September 30, 2021, there are outstanding PPP1

(Continued)

46.

balances of $4.0 million to 109 borrowers, down from the $209.6 million to 1,944 borrowers that was originated under the PPP1 program. Net deferred origination fees remaining as of September 30, 2021 are $47,000 and $1.8 million for PPP1 and PPP2, respectively.

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

(Continued)

47.

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

From time to time, we modify our loan agreement with a borrower. A modified loan is considered a troubled debt restructuring (TDR) when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by us that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. We review each troubled debt restructured loan and determine on a case by case basis if the loan can be grouped with its like segment for allowance consideration or whether it should be individually evaluated for a specific allowance for credit loss allocation. If individually evaluated, an allowance for credit loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral. Most modifications made as a direct result of COVID-19 were not TDRs pursuant to the CARES Act and the April 7, 2020 Interagency guidance and GAAP.

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

48.

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

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains at the date of transfer are retained in other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income on our balance sheet totaled $9.7 million at September 30, 2021. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

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

(Continued)

49.

companies. However, we have “opted out” of this provision. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies. Our decision to opt out of the extended transition period under the JOBS Act is irrevocable.

(Continued)

50.

Discussion and Analysis of Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Results of Operations

The following discussion and analysis compares our results of operations for the nine months ended September 30, 2021 with the nine months ended September 30, 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Net earnings were $30.6 million for the nine months ended September 30, 2021, as compared to $17.5 million for the nine months ended September 30, 2020. The following table presents key earnings data for the periods indicated:

	For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020
Net earnings	$30,647	$17,487
Net earnings per common share*
-basic	2.54	1.43
-diluted	2.51	1.43
Net interest margin(1)	3.52%	3.72%
Net interest rate spread(2)	3.35%	3.41%
Return on average assets	1.42%	0.92%
Return on average equity	14.32%	8.94%
Average equity to average total assets	9.90%	10.28%
Cash dividend payout ratio*	23.62%	36.94%

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.
(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Large provisions for credit losses in the prior period, resulting from effects of COVID-19, and participation in the PPP program, have created temporary extraordinary results in the calculation of net earnings and related performance ratios. The following table illustrates net earnings and net core earnings per share, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as net core performance ratios for the nine months ended September 30, 2021 and 2020.

(Continued)

51.

	For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020
Net earnings	$30,647	$17,487
Adjustments:
Provision for credit losses	(1,700)	13,200
Income tax provision	6,827	3,605
PPP interest income, including fees	(6,864)	(3,616)
Net interest expense on PPP-related borrowings	—	34
Net core earnings†	$28,910	$30,710

Total average assets	$2,889,882	$2,541,214
Adjustments:
PPP loans average balance	(133,309)	(124,541)
Excess fed funds sold due to PPP-related borrowings	—	(30,657)
Total average assets, adjusted†	$2,756,573	$2,386,016
Total average equity	286,228	261,205

PERFORMANCE RATIOS
Net earnings to average assets (annualized)	1.42%	0.92%
Net earnings to average equity (annualized)	14.32	8.94
Net core earnings to average assets, as adjusted (annualized)†	1.40	1.72
Net core earnings to average equity (annualized)†	13.50	15.70

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic*	12,054,426	12,271,889
Earnings per common share, basic*	$2.54	$1.43
Net core earnings per common share, basic*†	2.40	2.50

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.
† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in "—Non-GAAP Financial Measures".

(Continued)

52.

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

Net interest income, before the reverse provision for credit losses, was $71.5 million compared to $66.0 million for the nine months ended September 30, 2020, an increase of $5.5 million, or 8.3%. The increase in net interest income before the provision (or reverse provision) for credit losses resulted primarily from a $5.3 million, or 48.9%, decrease in interest expense. Although there was a $55.8 million, or 3.0%, increase in average loans outstanding for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, that increase was offset by a 12 basis point decrease in the average yield on total loans driven by lower rates on PPP loans and new and variable rate loans, partially offset by recognition of PPP origination fees, which are described in more detail in a table below.

The increase in average loans outstanding was primarily due to organic growth from the same quarter in the prior year. Excluding PPP loans, the average loans outstanding for the nine months ending September 30, 2021 increased $47.0 million, or 2.7%, from the same period in the prior year. The $5.3 million decrease in interest expense for the nine months ended September 30, 2021 was primarily related to a decrease in the cost of interest-bearing deposits of 52 basis points, despite a $126.4 million, or 8.6%, increase in average interest-bearing deposits over the same period in 2020. The average deposit balance increase is the result of continued reductions in interest rates for interest-bearing deposits as markets have allowed and general changes in consumer spending habits.

For the nine months ended September 30, 2021, net interest margin on a taxable equivalent basis and net interest spread were 3.56% and 3.35%, respectively, compared to 3.75% and 3.41% for the same period in 2020, which reflects a 53 basis point decrease in interest-earning assets, and was partially offset by a 47 basis point decrease on interest-bearing liabilities from the prior period.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2021 and 2020, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

53.

	For the Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$1,906,989	$69,664	4.88%	$1,851,209	$69,337	5.00%
Securities available for sale	372,707	5,481	1.97	326,472	5,711	2.34
Securities held to maturity	39,269	1,054	3.59	48,001	956	2.66
Nonmarketable equity securities	10,042	612	8.15	11,145	333	3.99
Interest-bearing deposits in other banks	391,096	221	0.08	136,684	452	0.44
Total interest-earning assets	2,720,103	77,032	3.79	2,373,511	76,789	4.32
Allowance for credit losses	(32,338)			(27,552)
Noninterest-earning assets	202,117			195,255
Total assets	$2,889,882			$2,541,214
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,594,219	$4,444	0.37%	$1,467,838	$9,746	0.89%
Advances from FHLB and fed funds purchased	49,581	308	0.83	79,166	346	0.58
Line of credit	6,506	174	3.58	5,394	119	2.95
Subordinated debentures	19,810	558	3.77	16,261	511	4.20
Securities sold under agreements to repurchase	16,044	10	0.08	17,179	37	0.29
Total interest-bearing liabilities	1,686,160	5,494	0.44	1,585,838	10,759	0.91
Noninterest-bearing liabilities:
Noninterest-bearing deposits	892,260			670,947
Accrued interest and other liabilities	25,234			23,224
Total noninterest-bearing liabilities	917,494			694,171
Shareholders’ equity	286,228			261,205
Total liabilities and shareholders’ equity	$2,889,882			$2,541,214
Net interest rate spread(2)			3.35%			3.41%
Net interest income		$71,538			$66,030
Net interest margin(3)			3.52%			3.72%
Net interest margin, fully taxable equivalent(4)			3.56%			3.75%

(1) Includes average outstanding balances of loans held for sale of $3.7 million and $6.1 million for the nine months ended September 30, 2021 and 2020, respectively.
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

(Continued)

54.

To illustrate core net interest margin, fully taxable equivalent, and remove the extraordinary impacts resulting from the PPP program, the table below excludes PPP loans and their associated fees and costs for the nine months ended September 30, 2021:

	For the Nine Months Ended September 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$2,720,103	$77,032	3.79%

Total loans	1,906,989	69,664	4.88
Adjustments:
PPP loans average balance and net fees(1)	(133,309)	(6,265)	6.28
Total loans, net of PPP effects	$1,773,680	$63,399	4.78%

Total interest-earning assets, net of PPP effects†	$2,586,794	$70,767	3.66%

Net interest income, fully taxable equivalent ("FTE")		$72,336
Net interest margin, FTE			3.56%
Net interest income, net of PPP effects†		66,071
Net interest margin, FTE, net of PPP effects†			3.41%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in "—Non-GAAP Financial Measures"
(1) Interest earned consists of interest income of $990,000 and net origination fees recognized in earnings of $5.3 million for the nine months ended September 30, 2021.

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

	For the Nine Months Ended September 30, 2021 vs. 2020
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$2,092	$(1,765)	$327
Securities available for sale	811	(1,041)	(230)
Securities held to maturity	(174)	272	98
Nonmarketable equity securities	(33)	312	279
Interest-earning deposits in other banks	840	(1,071)	(231)
Total increase (decrease) in interest income	$3,536	$(3,293)	$243

Interest-bearing liabilities:
Interest-bearing deposits	$844	$(6,146)	$(5,302)
Advances from FHLB and fed funds purchased	(129)	91	(38)
Line of credit	25	30	55
Subordinated debentures	112	(65)	47
Securities sold under agreements to repurchase	(2)	(25)	(27)
Total increase (decrease) in interest expense	850	(6,115)	(5,265)
Increase in net interest income	$2,686	$2,822	$5,508

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

A reverse provision of $1.7 million was recorded for the nine months ended September 30, 2021 in order to capture the improvements that have occurred to macroeconomic factors evaluated at the onset of the COVID-19 pandemic, as well as risk rating upgrades for specific loans, which impact the reserve calculations within our model, and were offset by growth in our overall loan portfolio.

(Continued)

55.

For the year ended December 31, 2020, a total allowance for credit losses provision of $13.2 million was recorded primarily to account for the estimated impact of COVID-19 on credit quality and resulted largely from changes to individual loan risk ratings, as well as COVID-specific qualitative factors primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19. These COVID-specific qualitative factors, established during 2020, were reduced during the first three quarters of 2021 from 55 basis points across the loan portfolio to 14.75 basis points across the portfolio in order to conservatively capture the improvements that have occurred to macroeconomic factors mentioned. Although management is cautiously optimistic about improving vaccination and hospitalization rates and economic trends, it is very likely that the economic effects of the pandemic will continue into 2022.

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

The following table presents components of noninterest income for the nine months ended September 30, 2021 and 2020 and the period-over-period variations in the categories of noninterest income:

	For The Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Noninterest income:
Service charges	$2,687	$2,196	$491
Gain on sale of loans	4,401	4,811	(410)
Fiduciary and custodial income	1,718	1,499	219
Bank-owned life insurance income	633	633	—
Merchant and debit card fees	5,048	4,119	929
Loan processing fee income	481	461	20
Warehouse lending fees	648	695	(47)
Mortgage fee income	479	574	(95)
Other noninterest income	2,443	1,623	820
Total noninterest income	$18,538	$16,611	$1,927

Total noninterest income increased $1.9 million, or 11.6%, for the nine months ended September 30, 2021 compared to the same period in 2020. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our non-interest income. Service fee income was $2.7 million for the nine months ended September 30, 2021 compared to $2.2 million for the same period in 2020, an increase of $491,000, or 22.4%, resulting from the expiration of COVID-related fee waivers and consumer spending activity and habits returning to more normal, pre-pandemic, levels.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 402 mortgage loans for $93.0 million during the nine months ended September 30, 2021 compared to 514 mortgage loans for $119.7 million for the nine months ended September 30, 2020. Gain on sale of loans was $4.4 million for the nine months ended September 30, 2021, a decrease of $410,000, or 8.5%, compared to $4.8 million for the same period in 2020. $3.7 million and $706,000 of the gain in the current year was attributable to the sales of mortgage loans and SBA 7(a) loans, respectively, while the gain during the nine month period of the prior year consisted of $4.2 million in mortgage loan sales and $629,000 in SBA 7(a) loan sales.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $1.7 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $219,000, or 14.6%. The revenue increase resulted primarily from 28 new accounts that opened during the first nine months of 2021, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are

(Continued)

56.

primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $5.0 million for the nine months ended September 30, 2021, compared to $4.1 million for the same period in 2020, an increase of $929,000, or 22.6%. The increase was primarily due to a change in contract terms, an annual earnings credit received from our debit card vendor and growth in the number of DDAs and debit card usage volume during 2021. The total number of DDAs increased by 2,897 accounts, from 49,427 as of September 30, 2020 to 52,457 as of September 30, 2021.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $820,000, or 50.5%, for the nine months ended September 30, 2021, compared to the same period in 2020 due primarily to a gain of $277,000 on bank-owned life insurance proceeds resulting from the death of a former bank officer, as well as the write-off of repossessed assets of $356,000 in the prior year that was not present in the current year.

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

For the nine months ended September 30, 2021, noninterest expense totaled $54.3 million, an increase of $6.0 million, or 12.3%, compared to $48.3 million for the nine months ended September 30, 2020. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Employee compensation and benefits	$31,145	$26,982	$4,163
Non-staff expenses:
Occupancy expenses	8,258	7,624	634
Legal and professional fees	1,995	1,682	313
Software and technology	3,427	2,977	450
Amortization	932	1,009	(77)
Director and committee fees	619	595	24
Advertising and promotions	1,288	1,142	146
ATM and debit card expense	1,802	1,406	396
Telecommunication expense	611	620	(9)
FDIC insurance assessment fees	551	569	(18)
Other noninterest expense	3,674	3,743	(69)
Total noninterest expense	$54,302	$48,349	$5,953

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $31.1 million for the nine months ended September 30, 2021, an increase of $4.2 million, or 15.4%, compared to $27.0 million for the same period in 2020. Employee compensation and benefits expense increased due to higher salaries, higher insurance expense accruals due to increased claims experience, higher payroll tax expense due to bonuses paid in July and bonus accruals. The bonus accrual in the prior year was lower during the first nine months of 2020 because of lower net income resulting from the effects of the COVID-19 pandemic.

Occupancy Expenses. Occupancy expenses are mainly comprised of depreciation expense on fixed assets, and lease expense related to ASC 842 accounting. Occupancy expenses increased $634,000, or 8.3%, for the nine months

(Continued)

57.

ended September 30, 2021 compared to the same period of the prior year. Depreciation expense and ASC 842 lease expense increased $249,000 and $299,000, respectively, compared to the prior year period.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $2.0 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $313,000, or 18.6%. The increase was primarily the result of professional recruiting fees paid during the nine months ended September 30, 2021 that were not paid during the same period of 2020.

Software and Technology. Software and technology expenses increased $450,000, or 15.1%, from $3.0 million for the nine months ended September 30, 2020 to $3.4 million for the nine months ended September 30, 2021. The increase is attributable primarily to new software investments to improve online deposit account opening, further enhance treasury management capabilities, improve cybersecurity monitoring and tools, and improve connectivity to support remote working and other technology capabilities.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $1.8 million for the nine months ended September 30, 2021, an increase of $396,000, or 28.2%, compared to $1.4 million for the same period in 2020 as a result of increased ATM and debit card usage by our customers.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses and losses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense remained consistent with the prior year and decreased only $69,000, or 1.8%, from $3.7 million for the nine months ended September 30, 2020 to $3.7 million for the nine months ended September 30, 2021.

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

For the nine months ended September 30, 2021 and 2020, income tax expense totaled $6.8 million and $3.6 million, respectively. The increase in income tax expense was primarily due to an increase in net earnings before taxes of $16.4 million. Our effective tax rates for the nine months ended 2021 and 2020 were 18.22% and 17.09%, respectively.

Discussion and Analysis of Results of Operations for the Three Months Ended September 30, 2021 and 2020

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended September 30, 2021 with the three months ended September 30, 2020. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Net earnings were $9.3 million for the three months ended September 30, 2021, as compared to $10.1 million for the three months ended September 30, 2020. Basic earnings per share were $0.77 for the three months ended September 30, 2021 compared to $0.84 during the same period in 2020.

(Continued)

58.

The following table presents key earnings data for the periods indicated:

	For the Three Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020
Net earnings	$9,253	$10,134
Net earnings per common share*
-basic	0.77	0.84
-diluted	0.76	0.84
Net interest margin(1)	3.36%	3.57%
Net interest rate spread(2)	3.21%	3.32%
Return on average assets	1.24%	1.53%
Return on average equity	12.44%	15.21%
Average equity to average total assets	9.99%	10.04%
Cash dividend payout ratio*	25.97%	21.74%

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.
(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

The following table illustrates net earnings and net core earnings results, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as performance ratios for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021	2020
Net earnings	$9,253	$10,134
Adjustments:
Provision for credit losses	(700)	(300)
Income tax provision	2,179	2,350
PPP loans, including fees	(1,005)	(1,076)
Net interest expense on PPP-related borrowings	—	3
Net core earnings†	$9,727	$11,111

Total average assets	$2,953,181	$2,639,335
Adjustments:
PPP loans average balance	(107,931)	(209,506)
Excess fed funds sold due to PPP-related borrowings	—	(8,152)
Total average assets, adjusted†	$2,845,250	$2,421,677
Total average equity	$295,076	$265,027

PERFORMANCE RATIOS
Net earnings to average assets (annualized)	1.24%	1.53%
Net earnings to average equity (annualized)	12.44	15.21
Net core earnings to average assets, as adjusted (annualized)†	1.36	1.83
Net core earnings to average equity (annualized)†	13.08	16.68

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic*	12,067,769	12,113,266
Earnings per common share, basic*	$0.77	$0.84
Net core earnings per common share, basic*†	0.81	0.92

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.
† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in "—Non-GAAP Financial Measures".

Net Interest Income

Net interest income, before the provision for credit losses, for the third quarter of 2021 and 2020 was $23.6 million and $22.3 million, respectively, an increase of $1.3 million, or 5.8%, resulting primarily from a decrease in deposit-related interest expense of $937,000, or 41.0%, compared to the same quarter of the prior year.

(Continued)

59.

Loan yield increased from 4.59% for the third quarter of 2020 to 4.67% for the third quarter of 2021, a change of eight basis points, while the cost of interest-bearing deposits decreased from 0.63% to 0.33% during the same period, a change of 30 basis points. The increase in loan yield was primarily due to increased origination fee income recognized during the current quarter.

For the three months ended September 30, 2021, net interest margin on a taxable equivalent basis and net interest spread were 3.40% and 3.21%, respectively, compared to 3.61% and 3.32% for the same period in 2020. The decrease in net interest margin was due to a decrease in the average yield on interest-bearing deposits in other banks, which consists primarily of fed funds sold, from 0.12% in the third quarter of 2020 to 0.10% in the current quarter, while the average balance increased 228.3%, or $286,500, from the prior year average balance. The decrease in average deposit rate was primarily due to continued reductions in interest rates for interest-bearing deposits as market conditions have allowed.

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

The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2021 and 2020, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

60.

	For the Three Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$1,921,005	$22,605	4.67%	$1,964,894	$22,681	4.59%
Securities available for sale	320,476	1,199	1.48	378,735	2,125	2.23
Securities held to maturity	116,527	1,054	3.59	—	—	—
Nonmarketable equity securities	10,040	268	10.59	12,332	111	3.58
Interest-bearing deposits in other banks	412,033	109	0.10	125,492	39	0.12
Total interest-earning assets	2,780,081	25,235	3.60	2,481,453	24,956	4.00
Allowance for credit losses	(31,133)			(34,083)
Noninterest-earning assets	204,233			191,965
Total assets	$2,953,181			$2,639,335
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,599,012	$1,348	0.33%	$1,448,117	$2,285	0.63%
Advances from FHLB and fed funds purchased	48,609	107	0.87	79,580	141	0.70
Line of credit	2,641	25	3.76	4,989	44	3.51
Subordinated debentures	19,810	182	3.64	20,310	192	3.76
Securities sold under agreements to repurchase	12,171	3	0.10	20,568	15	0.29
Total interest-bearing liabilities	1,682,243	1,665	0.39	1,573,564	2,677	0.68
Noninterest-bearing liabilities:
Noninterest-bearing deposits	950,574			775,341
Accrued interest and other liabilities	25,288			25,403
Total noninterest-bearing liabilities	975,862			800,744
Shareholders’ equity	295,076			265,027
Total liabilities and shareholders’ equity	$2,953,181			$2,639,335
Net interest rate spread(2)			3.21%			3.32%
Net interest income		$23,570			$22,279
Net interest margin(3)			3.36%			3.57%
Net interest margin, fully taxable equivalent(4)			3.40%			3.61%

(1) Includes average outstanding balances of loans held for sale of $3.7 million and $9.3 million for the three months ended September 30, 2021 and 2020, respectively.
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

(Continued)

61.

To illustrate core net interest margin and remove the extraordinary impacts resulting from the PPP program, the table below excludes PPP loans and their associated fees and costs for the three months ended September 30, 2021:

	For the Three Months Ended September 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$2,780,081	$25,235	3.60%

Total loans	1,921,005	22,605	4.67
Adjustments:
PPP loans average balance and net fees(1)	(107,931)	(1,005)	3.69
Total loans, net of PPP effects	$1,813,074	$21,600	4.73%

Total interest-earning assets, net of PPP effects†	$2,672,150	$24,230	3.60%

Net interest income, fully taxable equivalent ("FTE")		$23,848
Net interest margin, FTE			3.40%
Net interest income, net of PPP effects†		22,843
Net interest margin, FTE, net of PPP effects†			3.39%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in "—Non-GAAP Financial Measures"
(1) Interest earned consists of interest income of $270,000 and net origination fees recognized in earnings of $735,000 million for the three months ended September 30, 2021.

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

	For the Three Months Ended September 30, 2021 vs. 2020
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$(504)	$428	$(76)
Securities available for sale	(325)	(601)	(926)
Securities held to maturity	—	1,054	1,054
Nonmarketable equity securities	(21)	178	157
Interest-earning deposits in other banks	86	(16)	70
Total (decrease) increase in interest income	$(764)	$1,043	$279

Interest-bearing liabilities:
Interest-bearing deposits	$238	$(1,175)	$(937)
Advances from FHLB and fed funds purchased	(54)	20	(34)
Line of credit	(21)	2	(19)
Subordinated debentures	(5)	(5)	(10)
Securities sold under agreements to repurchase	(6)	(6)	(12)
Total increase (decrease) in interest expense	152	(1,164)	(1,012)
(Decrease) increase in net interest income	$(916)	$2,207	$1,291

Provision for Credit Losses

There was a reverse provision for credit losses of $700,000 for the three months ended September 30, 2021, compared to a provision expense of $300,000 for the three months ended September 30, 2020. During the second quarter of 2020, a COVID-specific qualitative factor was added to the CECL model, primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19. The COVID-19 qualitative factor was reduced during the current year quarter by 12.75 basis points to reflect the continued improvement of those macroeconomic factors used to establish the initial COVID-specific qualitative factor at the onset of the pandemic. The reduction in the COVID-specific qualitative factor, along with risk grade improvements on specific loans, resulted in the reverse provision during the current quarter.

(Continued)
62.

Noninterest Income

The following table presents components of noninterest income for the three months ended September 30, 2021 and 2020 and the period-over-period variations in the categories of noninterest income:

	For The Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Noninterest income:
Service charges	$1,003	$717	$286
Gain on sale of loans	1,759	2,114	(355)
Fiduciary and custodial income	599	511	88
Bank-owned life insurance income	215	208	7
Merchant and debit card fees	1,620	1,654	(34)
Loan processing fee income	164	181	(17)
Warehouse lending fees	196	288	(92)
Mortgage fee income	145	272	(127)
Other noninterest income	748	718	30
Total noninterest income	$6,449	$6,663	$(214)

Total noninterest income decreased $214,000, or 3.2%, for the three months ended September 30, 2021 compared to the same period in 2020. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. Service fee income was $1.0 million for the three months ended September 30, 2021 compared to $717,000 for the same period in 2020, an increase of $286,000, or 39.9%. The increase was primarily due to the expiration of COVID-related fee waivers and increases in customer spending activity during the current year quarter.

Gain on Sale of Loans. We sold 123 mortgage loans for $29.6 million for the three months ended September 30, 2021 compared to 227 mortgage loans for $52.6 million for the three months ended September 30, 2020. Gain on sale of loans was $1.8 million for the three months ended September 30, 2021, a decrease of $355,000, or 16.8%, compared to $2.1 million for the same period in 2020. The total gain on loans sold during the quarter ended September 30, 2021 consisted of $1.2 million in mortgage loans and $541,000 in SBA 7(a) loans sold during the quarter ended September 30, 2021 compared to $1.9 million and $210,000 for mortgage and SBA loans sold, respectively, during the quarter ended September 31, 2020.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $599,000 and $511,000 for the three months ended September 30, 2021 and 2020, respectively, an increase of $88,000, or 17.2%. The revenue increase resulted primarily from 12 new accounts that opened during the quarter, which have generated additional income.

Warehouse Lending Fees. A portion of our lending involves the origination of mortgage warehouse lines of credit.

The decrease in warehouse lending fees of $92,000, or 31.9%, results from a decrease in overall warehouse lending activity in current quarter compared to prior year quarter. The average quarterly balance of mortgage warehouse lines decreased from $99.1 million for the quarter ended September 30, 2020, to $57.5 million for the same quarter in 2021, a decrease of $41.6 million or 42.0%.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees,

administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $127,000, or 46.7%, from September 30, 2020 was primarily due to a lower volume of mortgage purchases and refinances due primarily to increased mortgage loan rates in the current quarter.

(Continued)

63.

Noninterest Expense

For the three months ended September 30, 2021, noninterest expense totaled $19.3 million, an increase of $2.5 million, or 15.1%, compared to $16.8 million for the three months ended September 30, 2020. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Employee compensation and benefits	$10,998	$9,439	$1,559
Non-staff expenses:
Occupancy expenses	2,738	2,597	141
Legal and professional fees	644	574	70
Software and technology	1,258	1,093	165
Amortization	253	338	(85)
Director and committee fees	197	211	(14)
Advertising and promotions	495	301	194
ATM and debit card expense	646	509	137
Telecommunication expense	197	231	(34)
FDIC insurance assessment fees	214	252	(38)
Other noninterest expense	1,647	1,213	434
Total noninterest expense	$19,287	$16,758	$2,529

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $11.0 million for the three months ended September 30, 2021, an increase of $1.6 million, or 16.5%, compared to $9.4 million for the same period in 2020. The increase resulted from higher salary expense, higher insurance expense accruals due to increased claims experience, higher payroll tax expense due to larger bonuses paid in July and bonus accruals. The bonus accrual in the prior year was lower due to lower net income.

Occupancy Expenses. Occupancy expenses increased $141,000, or 5.4% during the third quarter of 2021 compared to the same period of the prior year primarily due to new leases entered into during 2021.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $644,000 for the three months ended September 30, 2021, an increase of $70,000, or 12.2%, compared to $574,000 for the same period in 2020. The increase was primarily the result of professional recruiting fees paid during the three months ended September 30, 2021, that were not paid during the same period of the prior year.

Software and Technology Fees. Software and technology fees consist of fees paid to third parties for support of software and technology products. Software support fee expense was $1.3 million for the three months ended September 30, 2021, compared to $1.1 million for the same period in 2020, an increase of $165,000, or 15.1%. The increase is attributable primarily to new software investments to improve online deposit account opening, further enhance treasury management capabilities, upgrade cybersecurity monitoring and tools, and improve connectivity to support remote working and other technology capabilities.

Advertising and Promotions. Advertising and promotion-related expenses increased $194,000, or 64.5%, during the three months ended September 30, 2021 compared to the same period in 2020, primarily due to the the resumption of Bank-sponsored promotional events and advertising campaigns that were halted or delayed during the prior year due to the pandemic.

ATM and Debit Card Expense. ATM and debit card expenses were $646,000 for the three months ended September 30, 2021, an increase of $137,000, or 26.9%, compared to $509,000 for the same period in 2020 as a result of increased ATM and debit card usage by our customers.

(Continued)

64.

Other. Other noninterest expense increased $434,000, or 35.8%, from $1.2 million for the three months ended September 30, 2020 to $1.6 million for the three months ended September 30, 2021. The increase was primarily due to a one-time expense of $434,000 to terminate two swap agreements associated with our trust preferred securities.

Income Tax Expense

For the three months ended September 30, 2021, income tax expense totaled $2.2 million, in contrast to a tax benefit of $2.4 million received in the same period of 2020. The effective tax rates for the three months ended September 30, 2021 and 2020 were 19.06% and 18.82%, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended September 30, 2021 and 2020, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank-owned life insurance.

(Continued)

65.

Discussion and Analysis of Financial Condition as of September 30, 2021

Assets

Our total assets increased $227.4 million, or 8.3%, from $2.74 billion as of December 31, 2020 to $2.97 billion as of September 30, 2021. Our asset growth was primarily due to increases in cash and cash equivalents of $57.1 million, total securities of $62.0 million and gross loans of $104.1 million. The increase in cash and cash equivalents is due to a $127.7 million increase in federal funds sold, partially offset by decreases in interest-bearing cash deposits and due from balances of $57.5 million and $13.1 million, respectively. The increase in loans resulted largely from our participation in the PPP2 loan program, as well as organic loan growth, and the increase in cash and cash equivalents resulted largely from increases in deposit balances that resulted from government stimulus payments, PPP2 loan proceeds and general changes in consumer spending and saving habits.

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

Our loan portfolio is the largest category of our earning assets. As of September 30, 2021, total loans held for investment were $1.97 billion, an increase of $104.1 million, or 5.6%, from the December 31, 2020 balance of $1.87 billion. In addition to these amounts, $1.9 million and $5.5 million in loans were classified as held for sale as of September 30, 2021 and December 31, 2020, respectively.

The increase in gross loans during the period included outstanding PPP loan balances of $75.3 million, to 773 borrowers, as of September 30, 2021. Excluding the outstanding balance of PPP loans, gross loans increased 9.8%, or $168.6 million, from December 31, 2020, primarily the result of organic growth and period-end increases in commercial real estate and multi-family residential portfolios.

Total loans, excluding those held for sale, as a percentage of deposits, were 76.9% and 81.6% as of September 30, 2021 and December 31, 2020, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 66.4% and 68.1% as of September 30, 2021 and December 31, 2020, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2020 to September 30, 2021:

(in thousands)	As of September 30, 2021	As of December 31, 2020	Increase (Decrease)	Percent Change
Commercial and industrial	$380,470	$445,771	$(65,301)	(14.65%)
Real estate:
Construction and development	309,746	270,407	39,339	14.55%
Commercial real estate	633,353	594,216	39,137	6.59%
Farmland	135,413	78,508	56,905	72.48%
1-4 family residential	403,403	389,096	14,307	3.68%
Multi-family residential	40,810	21,701	19,109	88.06%
Consumer and overdrafts	53,487	51,386	2,101	4.09%
Agricultural	14,199	15,734	(1,535)	(9.76%)
Total loans held for investment	$1,970,881	$1,866,819	$104,062	5.57%

Total loans held for sale	$1,903	$5,542	$(3,639)	(65.66%)

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may

(Continued)

66.

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

Nonperforming assets as a percentage of total loans were 0.16% at September 30, 2021, compared to 0.70% at December 31, 2020. The Bank’s nonperforming assets consist primarily of nonaccrual loans. During 2020, nonperforming assets included three SBA 7(a), partially guaranteed (75%) loans that were acquired in the June 2018 acquisition of Westbound Bank, with combined book balances of $8.7 million as of September 30, 2020. During the first quarter of 2021, one of these loans was resolved when the underlying collateral, a hotel, was sold to a third party. The bank charged off $475,000 in connection with the sale, all of which had previously been specifically reserved within the allowance for credit losses, or ACL. The other two loans, both to one borrower and collateralized by the same hotel, were resolved through a bankruptcy judgment during the first quarter of 2021 that allows the borrower to adequately service their debt coverage. The bankruptcy order resulted in a charge-off of $270,000, which had previously been fully reserved in the ACL. These loans were internally identified as problem assets prior to COVID-19 and were properly reserved.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans	$3,135	$12,705
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	3,135	12,705
Other real estate owned:
Residential real estate	40	404
Total other real estate owned	40	404
Repossessed assets owned	63	6
Total other assets owned	103	410
Total nonperforming assets	$3,238	$13,115
TDR loans - nonaccrual	$84	$90
TDR loans - accruing	$9,522	$9,626
Ratio of nonperforming loans to total loans(1)(2)	0.16%	0.68%
Ratio of nonperforming assets to total loans(1)(2)	0.16%	0.70%
Ratio of nonperforming assets to total assets	0.11%	0.48%

(1) Excludes loans held for sale of $1.9 million and $5.5 million as of September 30, 2021 and December 31, 2020, respectively.
(2) Restructured loans on nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.

The following table presents nonaccrual loans by category as of:

(in thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$39	$27
Real estate:
Construction and development	230	—
Commercial real estate	387	10,604
Farmland	137	115
1-4 family residential	2,165	1,667
Consumer and overdrafts	145	212
Agricultural	32	80
Total	$3,135	$12,705

(Continued)

67.

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

Loans that were modified for reasons related to the COVID-19 pandemic that avoided TDR status have all returned to contractual payment schedules are are monitoring for risk rating classification consistent with all other loans.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	September 30, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$379,732	$117	$582	$—	$—	$39	$380,470
Real estate:
Construction and development	307,239	1,665	612	—	—	230	309,746
Commercial real estate	579,903	9,057	44,006	—	—	387	633,353
Farmland	135,130	28	118	—	—	137	135,413
1-4 family residential	401,181	57	—	—	—	2,165	403,403
Multi-family residential	40,135	—	675	—	—	—	40,810
Consumer and overdrafts	53,332	10	—	—	—	145	53,487
Agricultural	14,059	20	88	—	—	32	14,199
Total	$1,910,711	$10,954	$46,081	$—	$—	$3,135	$1,970,881

(Continued)

68.

	December 31, 2020
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$438,975	$5,829	$940	$—	$—	$27	$445,771
Real estate:
Construction and development	267,767	1,346	1,294	—	—	—	270,407
Commercial real estate	550,724	13,280	19,608	—	—	10,604	594,216
Farmland	78,229	35	129	—	—	115	78,508
1-4 family residential	387,261	168	—	—	—	1,667	389,096
Multi-family residential	21,701	—	—	—	—	—	21,701
Consumer and overdrafts	51,059	115	—	—	—	212	51,386
Agricultural	15,577	36	41	—	—	80	15,734
Total	$1,811,293	$20,809	$22,012	$—	$—	$12,705	$1,866,819

Allowance for Credit Losses

We maintain an allowance for credit losses (“ACL”) that represents management’s best estimate of the appropriate level of losses and risks inherent in our applicable financial assets under the current expected credit loss model. The amount of the allowance for credit losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. The determination of the amount of allowance involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to the financial statements for discussion regarding our ACL methodologies for loans held for investment and available for sale securities.

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of September 30, 2021, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the nine months ended September 30, 2021.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of September 30, 2021, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

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

(Continued)

69.

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

As of September 30, 2021, the allowance for credit losses totaled $30.6 million, or 1.55%, of total loans, excluding those held for sale, and totaled 1.62%, excluding PPP loans and loans held for sale. As of December 31, 2020, the allowance for loan losses totaled $33.6 million, or 1.80%, of total loans, excluding those held for sale, and totaled 1.95%, excluding PPP loans and loans held for sale. The decrease in the ACL of $3.0 million, or 8.9%, is due to COVID-specific qualitative factors established during 2020 that were reduced during the first three quarters of 2021 from 55 basis points across the loan portfolio to 14.75 basis points in order to conservatively capture some of the improvements that have occurred to macroeconomic factors evaluated at the onset of the pandemic as part of the aforementioned COVID-specific qualitative factors, as well as risk rating upgrades for specific loans, which impact the reserve calculations within our model, offset by growth in our overall loan portfolio. Although management is cautiously optimistic about improving vaccination and hospitalization rates and economic trends, it is very likely that the economic effects of the pandemic will continue into 2022.

(Continued)

70.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(dollars in thousands)	2021	2020	2020
Average loans outstanding(1)	$1,906,989	$1,851,209	$1,872,914
Gross loans outstanding at end of period(2)	1,970,881	1,958,634	1,866,819
Allowance for credit losses at beginning of the period	33,619	16,202	16,202
Impact of adopting ASC 326	—	4,548	4,548
Provision for credit losses	(1,700)	13,200	13,200
Charge offs:
Commercial and industrial	300	43	68
Real estate:
Commercial real estate	816	—	—
1-4 family residential	—	59	68
Consumer	113	136	155
Agriculture	—	18	18
Overdrafts	173	128	234
Total charge-offs	1,402	384	543
Recoveries:
Commercial and industrial	15	93	101
Real estate:
Construction and development	1	—	—
Commercial real estate	11	1	1
1-4 family residential	—	2	2
Consumer	32	30	37
Agriculture	—	20	20
Overdrafts	45	45	51
Total recoveries	104	191	212
Net charge-offs (recoveries)	1,298	193	331
Allowance for credit losses at end of period	$30,621	$33,757	$33,619
Ratio of allowance to end of period loans(2)	1.55%	1.72%	1.80%
Ratio of net charge-offs (recoveries) to average loans(1)	0.07%	0.01%	0.02%

(1) Includes average outstanding balances of loans held for sale of $3.7 million, $6.1 million and $6.0 million for the nine months ended September 30, 2021 and 2020, and for the year ended December 31, 2020, respectively.

(2) Excludes loans held for sale of $1.9 million, $9.1 million and $5.5 million for the nine months ended September 30, 2021 and 2020, and for the year ended December 31, 2020, respectively.

The ratio of allowance for credit losses to non-performing loans increased from 264.6% at December 31, 2020 to 976.7% at September 30, 2021. Non-performing loans decreased to $3.1 million at September 30, 2021, compared to $12.7 million at December 31, 2020 due to the resolution of three Small Business Administration ("SBA") 7(a) partially guaranteed (75%) problem loans that were acquired in the June 2018 acquisition of Westbound Bank, with combined book balances of $8.7 million as of December 31, 2020.

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

71.

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

	As of September 30, 2021		As of December 31, 2020
(in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$3,480	11.36%	$4,033	12.00%
Real estate:
Construction and development	3,962	12.94%	4,735	14.08%
Commercial real estate	14,305	46.72%	15,780	46.94%
Farmland	1,585	5.18%	1,220	3.63%
1-4 family residential	5,754	18.79%	6,313	18.78%
Multi-family residential	576	1.88%	363	1.08%
Total real estate	26,182	85.51%	28,411	84.51%
Consumer and overdrafts	793	2.59%	936	2.78%
Agricultural	166	0.54%	239	0.71%
Total allowance for credit losses	$30,621	100.00%	$33,619	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2021, the carrying amount of our investment securities totaled $442.7 million, an increase of $62.0 million, or 16.3%, compared to $380.8 million as of December 31, 2020. Investment securities represented 14.9% and 13.9% of total assets as of September 30, 2021 and December 31, 2020, respectively.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of September 30, 2021, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore the Company carried no ACL with respect to our securities portfolio at September 30, 2021.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains at the date of transfer are retained in other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income on our balance sheet totaled $9.7 million at September 30, 2021. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$10,013	$46	$—	$10,059
Corporate bonds	34,105	1,233	92	35,246
Municipal securities	170,634	9,139	147	179,626
Mortgage-backed securities	160,888	2,143	884	162,147
Collateralized mortgage obligations	63,272	1,405	54	64,623
Total	$438,912	$13,966	$1,177	$451,701

(Continued)

72.

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$29,608	$1,382	$8	$30,982
Municipal securities	164,668	11,036	—	175,704
Mortgage-backed securities	104,210	3,041	87	107,164
Collateralized mortgage obligations	64,611	2,335	1	66,945
Total	$363,097	$17,794	$96	$380,795

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of September 30, 2021 and December 31, 2020, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

The following tables set forth the fair value of available for sale securities and the amortized cost of held to maturity securities, and maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of September 30, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$10,059	1.35%	$—	—	$10,059	1.35%
Corporate bonds	—	—	15,430	3.21%	19,816	4.04%	—	—	35,246	3.68%
Municipal securities	4,802	3.86%	48,612	3.23%	50,369	3.35%	66,851	3.23%	170,634	3.28%
Mortgage-backed securities	98	3.39%	92,073	1.56%	53,818	1.71%	16,195	1.93%	162,184	1.65%
Collateralized mortgage obligations	2,310	3.09%	55,350	2.26%	—	—	6,963	1.02%	64,623	2.15%
Total	$7,210	3.61%	$211,465	2.24%	$134,062	2.62%	$90,009	2.80%	$442,746	2.49%

	As of December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Corporate bonds	$—	—	$18,839	2.96%	$12,143	4.31%	$—	—	$30,982	3.49%
Municipal securities	4,154	2.84%	35,849	3.13%	51,823	3.39%	83,878	3.23%	175,704	3.25%
Mortgage-backed securities	170	3.37%	74,450	2.04%	22,104	2.05%	10,440	1.81%	107,164	2.02%
Collateralized mortgage obligations	9,641	1.49%	57,304	2.74%	—	—	—	—	66,945	2.56%
Total	$13,965	1.91%	$186,442	2.56%	$86,070	3.17%	$94,318	3.07%	$380,795	2.80%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 6.45 years with an estimated effective duration of 3.71 years as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

(Continued)

73.

The average yield of our securities portfolio was 2.49% as of September 30, 2021, down from 2.80% as of December 31, 2020. The decline in average yield resulted primarily from decreases in yields on mortgage backed securities and collateralized mortgage obligations of 2.02% and 2.56% at December 31, 2020, respectively, to 1.65% and 2.15% at September 30, 2021, respectively. As of September 30, 2021, municipal securities and mortgage-backed securities comprised 39.8% and 35.9% of the portfolio, respectively. As of December 31, 2020, municipal securities and mortgage-backed securities comprised 46.1% and 28.1% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2021 were $2.56 billion, an increase of $276.7 million, or 12.1%, compared to $2.29 billion as of December 31, 2020. The majority of the deposit balance increase was due to the deposit of government stimulus payments and PPP funds into demand and money market accounts at the Bank, as well as apparent changes in depositor spending habits resulting from economic and other uncertainties due to COVID-19.

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$361,445	$293,111	$68,334	23.31%
Savings accounts	116,604	87,092	29,512	33.89%
Money market accounts	757,472	642,239	115,233	17.94%
Certificates and other time deposits	358,698	445,911	(87,213)	(19.56%)
Total interest-bearing deposits	1,594,219	1,468,353	125,866	8.57%
Noninterest-bearing demand accounts	892,260	696,454	195,806	28.11%
Total deposits	$2,486,479	$2,164,807	$321,672	14.86%

The aggregate amount of certificates and other time deposits in denominations of $100,000 or more as of September 30, 2021 and December 31, 2020 was $236.4 million and $266.3 million, respectively.

The scheduled maturities of certificates and other time deposits greater than $100,000 were as follows:

	As of September 30, 2021
(dollars in thousands)	Amount	Weighted Average Interest Rate
Under 3 months	$69,838	0.64%
3 to 6 months	72,207	0.64%
6 to 12 months	60,566	0.67%
12 to 24 months	23,288	1.16%
24 to 36 months	6,612	1.92%
36 to 48 months	734	1.90%
Over 48 months	3,193	0.56%
Total	$236,438	0.74%

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

(Continued)

74.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2021 and December 31, 2020, total borrowing capacity of $570.4 million and $476.5 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within three years. As of September 30, 2021, approximately $1.40 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.

The following table presents our FHLB borrowings by maturity and weighted average rate as of September 30, 2021:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$40,000	0.13%
90 days to less than one year	1,500	1.99%
One to three years	6,000	1.76%
After three to five years	—	—
After five years	—	—
Total	$47,500	0.39%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2021 and December 31, 2020, $184.8 million and $158.8 million, respectively, were available under this arrangement. As of September 30, 2021 and December 31, 2020, approximately $240.4 million and $214.5 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of September 30, 2021 and December 31, 2020, no borrowings were outstanding under this arrangement.

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

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual

(Continued)

75.

rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. $500,000 matured in November of 2020 and $9.5 million remains as of September 30, 2021. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2021. The line of credit bears interest at the prime rate (3.25% as of September 30, 2021) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2022. As of September 30, 2021, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events, such as COVID-19. For the nine months ended September 30, 2021 and the year ended December 31, 2020, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2021 and December 31, 2020, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $60.0 million in federal funds. There were no funds under these lines of credit outstanding as of September 30, 2021 and December 31, 2020. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

(Continued)

76.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $2.89 billion for the nine months ended September 30, 2021 and $2.57 billion for the year ended December 31, 2020.

	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020
Sources of Funds:
Deposits:
Noninterest-bearing	30.88%	27.09%
Interest-bearing	55.17%	57.11%
Advances from FHLB	1.72%	2.95%
Line of credit	0.23%	0.26%
Subordinated debentures	0.69%	0.67%
Securities sold under agreements to repurchase	0.56%	0.70%
Accrued interest and other liabilities	0.85%	0.96%
Shareholders’ equity	9.90%	10.26%
Total	100.00%	100.00%

Uses of Funds:
Loans	64.87%	71.72%
Securities available for sale	12.90%	13.17%
Securities held to maturity	1.36%	1.40%
Nonmarketable equity securities	0.35%	0.42%
Federal funds sold	12.62%	4.82%
Interest-bearing deposits in other banks	0.92%	5.70%
Other noninterest-earning assets	6.98%	2.77%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	35.88%	32.17%
Average loans to average deposits	76.69%	86.52%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $55.8 million, or 3.0%, for the nine months ended September 30, 2021 compared to the same period in 2020, while our average deposits increased $347.7 million, or 16.3%, for the same time periods. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of September 30, 2021, we had $392.3 million in outstanding commitments to extend credit and $9.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had $324.3 million in outstanding commitments to extend credit and $8.5 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2021 and December 31, 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2021, we had cash and cash equivalents of $408.9 million, compared to $351.8 million as of December 31, 2020. The increase was primarily due to an increase in federal funds sold of $127.7 million, offset by a decrease in interest-bearing deposits held at other banks of $57.5 million.

Capital Resources

Total shareholders’ equity increased to $297.4 million as of September 30, 2021, compared to $272.6 million as of December 31, 2020, an increase of $24.8 million, or 9.1%. The increase from December 31, 2020 was primarily the result of net earnings, partially offset by a decrease in other comprehensive income and payment of dividends. The Company also issued a 10.0% stock dividend in the first quarter of 2021 that resulted in an additional 1,093,932 shares of common stock issued.

(Continued)

77.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of September 30, 2021 and December 31, 2020, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to learn about the economic impacts of COVID-19, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk weighted assets)	$289,390	14.13%	$263,144	13.20%
Tier 1 capital (to risk weighted assets)	263,721	12.87%	238,115	11.94%
Tier 1 capital (to average assets)	263,721	9.06%	238,115	9.13%
Common equity tier 1 risk-based capital	253,411	12.37%	227,805	11.43%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$301,528	14.71%	$285,490	14.32%
Tier 1 capital (to risk weighted assets)	275,839	13.45%	260,459	13.06%
Tier 1 capital (to average assets)	275,839	9.48%	260,459	9.99%
Common equity tier 1 risk-based capital	275,839	13.45%	260,459	13.06%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of September 30, 2021 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of September 30, 2021
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$288,124	44,214	$7,705	$—	$340,043
Advances from FHLB	41,500	6,000	—	—	47,500
Subordinated debentures	—	7,500	2,000	10,310	19,810
Operating leases	423	3,622	3,636	7,562	15,243
Total	$330,047	$61,336	$13,341	$17,872	$422,596

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

(Continued)

78.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of September 30, 2021 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of September 30, 2021
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$6,962	$54	$381	$2,525	$9,922
Commitments to extend credit	205,931	85,924	10,574	89,903	392,332
Total	$212,893	$85,978	$10,955	$92,428	$402,254

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of September 30, 2021, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of September 30, 2021.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of September 30, 2021.

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

79.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	September 30, 2021		December 31, 2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	6.69%	4.75%	4.40%	5.04%
+200	4.02%	5.14%	2.62%	4.45%
+100	1.53%	2.50%	1.42%	3.35%
Base	—	—	—	—
-100	(2.32)%	6.20%	(1.92)%	3.96%

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

80.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30,		As of December 31,
(dollars in thousands, except per share data)	2021	2020	2020
Tangible Common Equity
Total shareholders’ equity	$297,408	$266,853	$272,643
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(2,426)	(3,213)	(2,999)
Total tangible common equity	$262,822	$231,480	$237,484
Common shares outstanding*(1)	12,081,477	12,087,063	12,028,957
Book value per common share*	$24.62	$22.08	$22.67
Tangible book value per common share*	$21.75	$19.15	$19.74

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

(1) Excludes the dilutive effect, if any, of 155,058, 0 and 32,781 shares of common stock issuable upon exercise of outstanding stock options as of September 30, 2021 and 2020, and December 31, 2020, respectively.

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

(Continued)

81.

The following table reconciles, as of the dates set forth below, total tangible common equity and total assets to tangible assets:

(dollars in thousands)	As of September 30, 2021	As of December 31, 2020
Total tangible common equity	$262,822	$237,484
Tangible Assets
Total assets	2,968,268	2,740,832
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible, net	(2,426)	(2,999)
Total tangible assets	$2,933,682	$2,705,673

Total Shareholders' Equity to Total Assets	10.02%	9.95%
Tangible Common Equity to Tangible Assets	8.96%	8.78%

The following tables reconcile, as of and for the dates set forth below, various metrics impacted by the effects of COVID-19 on reported data.

Net Core Earnings and Net Core Earnings per Common Share

	Nine Months Ended September 30,		Three Months Ended September 30,		Three Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020	2021
Net earnings	$30,647	$17,487	$9,253	$10,134	$10,432
Adjustments:
Provision for credit losses	(1,700)	13,200	(700)	(300)	(1,000)
Income tax provision	6,827	3,605	2,179	2,350	2,312
PPP loans, including fees	(6,864)	(3,616)	(1,005)	(1,076)	(1,954)
Net interest expense on PPP-related borrowings	—	34	—	3	—
Net core earnings	$28,910	$30,710	$9,727	$11,111	$9,790

Weighted-average common shares outstanding, basic*	12,054,426	12,271,889	12,067,769	12,113,266	12,056,550
Earnings per common share, basic*	$2.54	$1.43	$0.77	$0.84	$0.87
Net core earnings per common share, basic*	2.40	2.50	0.81	0.92	0.81

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

Net Core Earnings to Average Assets, as Adjusted, and Average Equity

	Nine Months Ended September 30,		Three Months Ended September 30,		Three Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020	2021
Net core earnings	$28,910	$30,710	$9,727	$11,111	$9,790
Total average assets	2,889,882	2,541,214	2,953,181	2,639,335	2,938,944
Adjustments:
PPP loans average balance	(133,309)	(124,541)	(107,931)	(209,506)	(155,417)
Excess fed funds sold due to PPP-related borrowings	—	(30,657)	—	(8,152)	—
Total average assets, adjusted	$2,756,573	$2,386,016	$2,845,250	$2,421,677	$2,783,527
Net core earnings to average assets, as adjusted	1.40	1.72	1.36	1.83	1.41
Total average equity	$286,228	$261,205	$295,076	$265,027	$285,803
Net core earnings to average equity	13.50	15.70	13.08	16.68	13.74

(Continued)

82.

Total Interest-Earning Assets, net of PPP Effects

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$2,780,081	$25,235	3.60%	$2,720,103	$77,032	3.79%

Total loans	1,921,005	22,605	4.67	1,906,989	69,664	4.88
Adjustments:
PPP loan average balance and net fees(1)	(107,931)	(1,005)	3.69	(133,309)	(6,265)	6.28
Total loans, net of PPP effects	1,813,074	21,600	4.73	1,773,680	63,399	4.78

Total interest-earning assets, net of PPP effects	$2,672,150	$24,230	3.60%	$2,586,794	$70,767	3.66%

(1) Interest earned consists of interest income of $270,000 and $990,000, and net origination fees recognized in earnings of $661,000 and $5.3 million for the three and nine months ended September 30, 2021, respectively.

Net Interest Income and Net Interest Margin, Net of PPP Effects

(dollars in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended June 30, 2021	Three Months Ended September 30, 2020
Net interest income	$23,570	$71,538	$23,477	$22,279
Adjustments:
PPP-related interest income	(270)	(990)	(385)	(527)
PPP-related net origination fees	(735)	(5,275)	(1,362)	(549)
PPP-related borrowings	—	—	—	3
Net interest income, net of PPP effects	$22,565	$65,273	$21,730	$21,206

Total average interest-earning assets	$2,780,081	$2,720,103	$2,769,054	$2,481,453
Total average interest-earning assets, net of PPP effects	2,672,150	2,586,794	2,613,637	2,263,795

Net interest margin(1)	3.36%	3.52%	3.40%	3.57%
Net interest margin, net of PPP effects(2)	3.35	3.37	3.33	3.73

Net interest income	$23,570	$71,538	$23,477	$22,279
Interest income tax adjustments	278	798	269	233
Net interest income, fully taxable equivalent ("FTE")	$23,848	$72,336	$23,746	$22,512
Net interest income, FTE, net of PPP effects	22,843	66,071	21,999	21,439

Net interest margin, FTE(3)	3.40	3.56	3.44	3.61
Net interest margin, FTE, net of PPP effects(4)	3.39	3.41	3.38	3.77

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

(Continued)

83.

Efficiency Ratio, Net of PPP Effects

(dollars in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended June 30, 2021	Three Months Ended September 30, 2020
Total noninterest expense	$19,287	$54,302	$17,703	$16,758
Adjustments:
PPP-related deferred costs	—	599	207	24
Total noninterest expense, net of PPP effects	$19,287	$54,901	$17,910	$16,782

Net interest income	23,570	71,538	23,477	22,279
Net interest income, net of PPP effects	22,565	65,273	21,730	21,206

Total noninterest income	$6,449	$18,538	$5,970	$6,663

Efficiency ratio(1)	64.25%	60.28%	60.12%	57.90%
Efficiency ratio, net of PPP effects(2)	66.47	65.51	64.66	60.22

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

ACL to Total Loans, Excluding PPP

(dollars in thousands)	As of September 30, 2021	As of June 30, 2021	As of September 30, 2020
Total loans	$1,970,881	$1,890,164	$1,958,634
Adjustments:
PPP loans	(75,304)	(127,390)	(209,609)
Total loans, excluding PPP	$1,895,577	$1,762,774	$1,749,025

Allowance for credit losses	$30,621	$31,548	$33,757

Allowance for credit losses / period-end loans	1.55%	1.67%	1.72%
Allowance for credit losses / period-end loans. excluding PPP	1.62	1.79	1.93

Loan Yield, Net of PPP Effects

	Three Months Ended September 30, 2021			Three Months Ended June 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$1,921,005	$22,605	4.67%	$1,912,722	$22,864	4.79%
Adjustments:
PPP loans average balance and net fees	(107,931)	(1,005)	3.69	(155,417)	(1,747)	4.51
Total loans, net of PPP effects	$1,813,074	$21,600	4.73%	$1,757,305	$21,117	4.82%
Effect of removing PPP loans on loan yield			0.06%			0.03%

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$1,921,005	$22,605	4.67%	$1,964,894	$22,681	4.59%
Adjustments:
PPP loans average balance and net fees	(107,931)	(1,005)	3.69	(209,506)	(1,076)	2.04
Total loans, net of PPP effects	$1,813,074	$21,600	4.73%	$1,755,388	$21,605	4.90%
Effect of removing PPP loans on loan yield			0.06%			0.31%

(Continued)

84.

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

85.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(Continued)

86.

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

87.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2020, the Company announced the adoption of a new stock repurchase program that authorized the repurchase of up to 1,000,000 shares of the Company common stock. The stock repurchase program will be effective until the earlier of March 13, 2022, or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors. There were no repurchases made through the third quarter of 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

(Continued)

88.

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

89.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: November 5, 2021	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: November 5, 2021	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

90.