Form 10-K
period 2021-12-31
GUARANTY BANCSHARES INC /TX/
filed 2022-03-11
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2021, the last day of the Registrant's most recently completed second fiscal quarter, was approximately $304.9 million.

At March 9, 2022, the Company had 12,089,639 outstanding shares of common stock, par value $1.00 per share.

Documents Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

GUARANTY BANCSHARES, INC.

PART I

ITEM 1. BUSINESS.

Our Company

Except where the context otherwise requires or where otherwise indicated, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” the “Company” or “Guaranty” refer to Guaranty Bancshares, Inc. and our wholly-owned banking subsidiary, Guaranty Bank & Trust, N.A. and the terms “Bank” and "Guaranty Bank & Trust" refer to Guaranty Bank & Trust, N.A.

We are a bank holding company, with corporate headquarters in Addison, Texas and operational headquarters in Mount Pleasant, Texas. Through our wholly owned subsidiary, Guaranty Bank & Trust, a national banking association, we provide a wide range of relationship-driven commercial and consumer banking, as well as trust and wealth management products and services that are tailored to meet the needs of small- and medium-sized businesses, professionals and individuals. As of December 31, 2021, the Bank operates 32 full service banking locations in East Texas, Central Texas, the Dallas/Fort Worth metropolitan statistical area (MSA) and the Houston MSA. As of December 31, 2021, we had total assets of $3.09 billion, total net loans of $1.88 billion, total deposits of $2.67 billion and total shareholders’ equity of $302.2 million.

We completed an initial public offering of our common stock in May 2017 as an emerging growth company under the JOBS Act. Our common stock is listed on the Nasdaq Global Select Market under the symbol "GNTY."

Our History and Growth

Guaranty Bank & Trust was originally chartered as a Texas state banking association over a century ago in 1913, and converted its charter to a national banking association in 2012. Guaranty was incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust. Since our founding, we have built a strong reputation based on financial stability and community leadership. Our growth has been consistent and primarily organic, both through growth in our established markets and the entry into new markets with de novo banking locations. In 2013, we expanded from our East Texas markets by opening a de novo banking location in Bryan/College Station, Texas. In 2017, we opened de novo banking locations in Fort Worth and Austin, Texas. In late 2021, we opened a second de novo location just outside of Austin in the town of Georgetown, Texas, and we opened a third Austin location in January 2022. We have achieved organic growth by enhancing our lending and deposit relationships with existing customers and attracting new customers, as well as cross-selling our deposit, mortgage, trust and wealth management and treasury management products.

We have also supplemented our organic growth and leveraged our strong deposit base with strategic acquisitions. In 2015, we acquired both Texas Leadership Bank and DCB Financial, allowing us to expand our footprint into the Dallas/Fort Worth MSA. In 2018, we entered the Houston MSA through our acquisition of Westbound Bank. Our expansion strategy has enabled us to access markets with stronger loan demand, achieve consistent growth, maintain stable operating efficiencies, recruit top bankers, preserve our historically conservative credit culture, and provide shareholders with stable earnings throughout credit cycles.

Since our initial expansion outside of East Texas in 2013, we have grown our network of banking locations from 18 banking locations in 11 Texas communities to 32 banking locations in 26 Texas communities (as of December 31, 2021).

Our Community Banking Philosophy and Culture

We focus on a community-based relationship model, as opposed to a line of business model, because we believe the community-based relationship model promotes an entrepreneurial attitude within our Company while providing personal attention and solutions tailored to our customers. Our culture is one of employee ownership and it is something we take very seriously. We have formally documented our culture in a book called “The Guaranty Culture,” which we give to all prospective new hires and directors before they join our team so that they clearly understand who we are, how we work, what we believe, how we make decisions and what we admire in people.

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

We continued to expand and grow the offerings provided via Guaranty University, an online professional and continuing education resource for our employees. In addition, certain Senior Vice Presidents participate in our Leadership Development Program (LDP). The LDP program caters to our Senior Vice Presidents, including department heads, market leaders and lenders and has proven to be a valuable source of growth and improvement to our leadership participants. In early 2022, we will launch the Emerging Leaders Program for our VP associates in all departments. The Emerging Leaders Program is an in-depth year-long course in which employees who exhibit leadership aptitude participate in online courses, in-person leadership classes and team building activities that allow them to learn about and improve upon various leadership traits and skills.

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
•
Establish De Novo Banking Locations. We intend to open de novo banking locations in our existing and other attractive markets in Texas to further diversify our banking location network. In 2021, we opened a second de novo banking location in the Austin suburb of Georgetown, Texas and opened a third de novo location in the Lakeway area of Austin in January 2022.
•
Increase Earnings Streams. We seek to maintain asset quality in a manner that allows us to maintain our current earnings streams, while also providing additional services such as robust treasury management, trust and wealth management and Small Business Association guaranteed loans to our customers in order to augment and diversify our revenue sources. For the year ended December 31, 2021, noninterest income represented approximately $24.6 million, or 20.2%, of our total revenue of $121.8 million (defined as net interest income plus noninterest income).

The charts below illustrate our meaningful asset, loan, deposit and net income growth for the last five years:

Five Year Growth Trends

(for years ended)

Total Assets *(Dollars in millions)*

$1,963
$2,267
$2,318
$2,741
$3,086
2017
2018
2019
2020
2021

Total Loans[1] *(Dollars in millions)*

$1,361
$1,661
$1,709
$1,872
$1,880
2017
2018
2019
2020
2021

Total Deposits *(Dollars in millions)*

$1,676
$1,871
$1,957
$2,286
$2,671
2017
2018
2019
2020
2021

Core Earnings[2] *(Dollars in millions)*

$25.5
$27.4
$33.3
$40.3
$39.0
2017
2018
2019
2020
2021

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

We believe the following competitive strengths support our growth and expansion strategy:

•
Experienced Executive Management Team. The Bank has a seasoned and experienced executive management team with nearly 320 years of experience in financial services businesses. Our executive management team has successfully managed profitable organic growth, executed acquisitions, developed a strong credit culture and implemented a relationship-based approach to commercial and consumer banking. In addition, our executive management team has extensive knowledge of the bank regulatory landscape, significant experience navigating interest rate and credit cycles and a long history of working together.
•
Employee Ownership Mentality. As of December 31, 2021, our Company only directors, our executive officers and our employee stock ownership plan, or KSOP, as a group, beneficially owned approximately 26.4% of our outstanding shares of common stock. Our KSOP owned 10.4% of our outstanding shares. Many of our employees’ interests in the KSOP represent material portions of their net worth, particularly our long-tenured employees. We believe that the KSOP’s material ownership position promotes an owner-operator mentality among our employees, from senior officers to entry-level employees, which we believe enhances our employees’ dedication to our organization and the execution of our strategy.
•
Proven Successful Execution of Growth Strategies. We have developed a strategic growth plan that allows the Company to quickly identify and efficiently execute corporate transactions that we believe enhance our geographic footprint and enterprise value. Since 2011, we have successfully integrated ten acquired locations into our Company through what we believe is an effective combination of comprehensive integration planning, extensive management experience with expansion, and a welcoming and flexible culture of employee ownership. In that same time period, we also established eleven de novo locations outside of our historical East Texas market, achieving our objectives for organic growth within our anticipated time periods and successfully integrating new local management teams and employees into our Company. Accordingly, we have a proven track record of executing value-added acquisitions and achieving consistent, meaningful organic growth.
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
•
Brand Strength and Reputation. We believe our brand recognition, including the Guaranty name and our iconic “G” logo, which is prominently displayed in all of our advertising and marketing materials and has been trademarked to preserve its integrity, is an important element of our business model and a key driver of our future growth. We believe our reputation for providing personal and dependable service and active community involvement is well established in our traditional East Texas market, and we are continuously striving to replicate that brand awareness and reputation in our newer markets of the Dallas/Fort Worth metroplex, Greater Houston and Central Texas through a high level of community involvement, deliberate and effective digital marketing and the targeted hiring of employees with strong relationships and reputations within these markets.
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

Investments

We manage our investment portfolio primarily for liquidity purposes, with a secondary focus on returns. We separate our portfolio into two categories: (1) short-term investments with maturities less than one year, including federal funds sold; and (2) investments with maturities exceeding one year (the current effective duration is approximately 3.37 years), all of which are classified as available for sale and can be used for pledging on public deposits, selling under repurchase agreements and meeting unforeseen liquidity needs. We regularly evaluate the composition of this category as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.

Our Markets

We consider our current market regions to be East Texas, Central Texas, the Dallas/Fort Worth MSA and the Houston MSA. We serve these communities from our corporate headquarters in Addison, Texas, our operational headquarters in Mount Pleasant, Texas and through a network of 15 banking locations within East Texas, six banking locations in Central Texas, seven banking locations in the Dallas/Fort Worth metroplex and four banking locations in the Houston metroplex. As part of our strategic plan, we intend to further diversify our markets through entry into other large metropolitan markets in Texas and/or continued expansion in our existing newer markets.

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

Human Capital Resources

As of December 31, 2021, we employed 472 full-time equivalent persons. We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relations with our employees to be good. For additional information regarding our human capital resources, please see the Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 18, 2022, a copy of which will be filed with the SEC.

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

Restrictions on Distribution of Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be our principal source of operating funds. Earnings and capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. In general terms, federal law provides that the Bank’s board of directors may, from time to time and as it deems expedient, declare a dividend out of its net profits. Generally, the total of all dividends declared in a year shall not, unless approved by the OCC, exceed the net profits of that year combined with its net profits of the past two years. At December 31, 2021, the Bank had $44.3 million available for payment of dividends.

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

Incentive Compensation Guidance. The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives, (2) compatibility with effective controls and risk management and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, a provision of the Basel III capital standards described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. A number of federal regulatory agencies proposed rules that would require enhanced disclosure of incentive-based compensation arrangements initially in April 2011, and again in April and May 2016, but the rules have not been finalized and would mostly apply to banking organizations with over $50 billion in total assets. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the future.

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

ITEM 1A. RISK FACTORS.

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

Beginning in the first quarter of 2020, the global public health crisis resulting from the COVID-19 pandemic has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses to the pandemic, including restrictions on the operations of businesses, unprecedented stimulus, a low interest rate environment, together with responses to the pandemic by businesses and individuals, resulted in unprecedented disruptions and volatility in commercial and consumer activity, unemployment, hiring, oil and gas prices, global supply chains, inflation and financial markets. These changes have significantly impacted the markets in which we conduct our business and the demand for our products and services.

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

The ongoing impact of the Omicron strain of COVID-19, as well as any future strains, could still impact significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 virus, mutations of the virus and actions taken by governmental authorities and other parties in response to the pandemic.

As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity and results of operations:

•
Demand for our products and services may decline, making it difficult to grow assets and income.
•
Loan delinquencies, problem assets, and foreclosures may increase as a result of lingering effects of the reduced economic activity from the pandemic, or as a result of a future strain that causes further reductions in economic activity, resulting in increased charges and reduced income.
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
•
We may experience staffing shortages as a result of the tight labor market or widespread illness among our employees.
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

We focus our business development and marketing strategy primarily on small- to medium-sized businesses. As of December 31, 2021, we had approximately $1.31 billion of loans to businesses, which represents approximately 68.7% of our total loan portfolio. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.

Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2021, approximately $1.08 billion, or 56.4%, of our total loans were nonresidential real estate loans (including owner occupied commercial real estate loans), which included approximately $307.8 million, or 16.1%, of our total loans, that were construction and land development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for credit losses, which would reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2021, approximately $1.52 billion, or 79.9%, of our total loans were loans with real estate as a primary or secondary component of collateral. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which would adversely affect our business, financial condition and results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain estimated losses. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate estimate losses. This could have an adverse effect on our business, financial condition or results of operations. As of December 31, 2021, we held $14,000 of repossessed property and equipment, and no OREO.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2021, we held no assets in OREO. In the prior year we held $404,000 in OREO in a special purpose subsidiary that was marketed for sale and subsequently sold. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have an adverse effect on our business, financial condition and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. While historically Texas has had foreclosure laws that are favorable to lenders, a number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and we cannot be certain that Texas will not adopt similar legislation in the future. Foreclosure and eviction moratoria were put in place in many markets in response to the COVID-19 pandemic, and similar moratoria may delay or prevent foreclosures in the future. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such could have an adverse effect on our business, financial condition and results of operation.

A portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.

As of December 31, 2021, approximately $254.4 million, or 13.3%, of our total loans were commercial loans to businesses, excluding PPP. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2021, our allowance for loan losses totaled $30.4 million, which represents approximately 1.59% of our total loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, we may need additional provisions for credit losses to restore the adequacy of our allowance for credit losses. Finally, the measure of our allowance for credit losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which became applicable to us on January 1, 2020. CECL requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration is reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model required many financial institutions, like the Bank, to increase their allowances for credit losses. Increases in our level of allowance for credit losses for any reason, could adversely affect our business, financial condition and results of operations.

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

We earn income by originating residential mortgage loans and SBA 7(a) loans for resale in the secondary mortgage market, and disruptions in that market could reduce our operating income.

Historically, we have earned income by originating mortgage loans and Small Business Administration 7(a) loans for sale in the secondary market. For the mortgage loans, a historical focus of our loan origination and sales activities has been to enter into formal commitments and informal agreements with larger banking companies and mortgage investors. Under these arrangements, we originate single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. For the SBA 7(a) loans, we obtain various bids for the purchase of the SBA guaranteed portion of the loan from investors and will generally sell the guaranteed portion to the investor with the highest bid. For the years ended December 31, 2021 and 2020, we earned approximately $5.5 million and $6.8 million, respectively, from these activities. However, in the recent past, disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Fannie Mae and Federal Home Loan Mortgage Corporation, or Freddie Mac, loans. Additionally, the risk appetite for purchasing of SBA 7(a) guaranteed loans fluctuates, occasionally resulting in bids that are not favorable for us to sell the guaranteed portion of the loan. The effects of these disruptions in the secondary market for residential mortgage loans and SBA 7(a) loans may reappear.

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

These disruptions may not only affect us but also the ability and desire of mortgage investors and other banks to purchase residential mortgage or SBA 7(a) loans that we originate. As a result, we may not be able to maintain or grow the income we receive from originating and reselling residential mortgage and SBA 7(a) loans, which would reduce our operating income. Additionally, we may be required to hold mortgage loans that we originated for sale, increasing our exposure to interest rate risk and the value of the residential real estate that serves as collateral for the mortgage loan.

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

Our most important source of funds is deposits. As of December 31, 2021, approximately $2.33 billion, or 87.4%, of our total deposits were demand, savings and money market accounts. Historically our savings, money market deposit accounts and demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

The $329.7 million remaining balance of deposits consisted of certificates of deposit, of which $278.3 million, or 10.4% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

As of December 31, 2021, $324.4 million, or approximately 12.2%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. As of December 31, 2021, approximately 54.8% of our interest-earning assets and approximately 48.6% of our interest-bearing liabilities had a variable rate. Our interest rate sensitivity profile was asset sensitive as of December 31, 2021, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates; however, customer and market responses to a changing interest rate environment are highly uncertain and there is no guarantee that our net interest income would increase if interest rates rise.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. If short-term interest rates continue to remain at their historically low levels for a prolonged period or if longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations.

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

While we attempt to invest a significant majority of our total assets in loans (our loan to asset ratio was 61.8% as of December 31, 2021), we invest a percentage of our total assets (17.1% as of December 31, 2021) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2021, the fair value of our available for sale investment securities portfolio was $342.2 million, which included a net unrealized gain of $578,000. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. The

Federal Open Market Committee is expected to raise the target federal funds rate several times in 2022. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2021, our goodwill totaled $32.2 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

In 2021, President Biden proposed the American Jobs Plan, which, among other things, proposed to raise the corporate income tax rate from 21% to 28%. While the ultimate outcome of this legislation is uncertain, the passage of the American Jobs Plan or similar legislation could increase our effective tax rate or otherwise materially adversely affect our results of operations.

Risks Related to the Regulation of Our Industry

The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, could adversely affect our business, financial condition, and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law, and the process of implementation is ongoing. The Dodd-Frank Act imposes significant regulatory and compliance changes on many industries, including ours. On May 24, 2018, the EGRRCPA became law. Among other things, the EGRRCPA changes certain of the regulatory requirements of the Dodd-Frank Act and includes provisions intended to relieve the regulatory burden on community banks. There remains significant uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act and the EGRRCPA will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear. The changes resulting from this legislation may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect our business, financial condition and results of operations.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has in recent years increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. If recent increases in premiums are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. Further, if there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay higher FDIC premiums. Our FDIC insurance related costs were $851,000 for the year ended December 31, 2021, compared to $821,000 for the year ended December 31, 2020. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2021, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending, particularly as we expand into metropolitans markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

As of December 31, 2021, our Company only directors and executive officers beneficially owned an aggregate of 2,443,440 shares, or approximately 20.0%, of our issued and outstanding shares of common stock, including 339,455 shares that are held by our KSOP and allocated to the accounts of our named executive officers. As of December 31, 2021, our KSOP owned an aggregate of 1,254,757 shares, or approximately 10.4% of our issued and outstanding shares. A committee consisting of four independent directors of the Company, which we refer to herein as the KSOP Committee, currently serves as trustee of the KSOP. Each KSOP participant will have the right to vote the shares allocated to such participant’s account on all matters requiring a vote of our shareholders, but the KSOP committee, as trustee of the KSOP, retains sole voting power over all shares held by the KSOP that are not allocated to participants’ accounts and all shares for which they have received no voting instructions from the participant. As of December 31, 2021, there were no shares owned by our KSOP that were unallocated to participants’ accounts.

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

In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2021, we had a senior, unsecured line of credit with an available balance of $25.0 million, with $5.0 million advanced. We also had $9.5 million of subordinated debt obligations and approximately $10.3 million of junior subordinated debentures issued to statutory trusts that, in turn, issued $10.0 million of trust preferred securities. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, these existing and any future debt obligations must be satisfied in full before any distributions can be made to the holders of our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock. To the extent that we issue additional debt obligations or junior subordinated debentures, the additional debt obligations or additional junior subordinated debentures will be senior to our shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2021 the Bank operates 32 banking locations, all of which are located in Texas. Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas 75001. The Bank currently operates banking locations in the following Texas locations: Austin (two locations), Georgetown, Bogata, Bryan, College Station (two locations), Commerce, Conroe, Dallas (two locations), Denton (two locations), Fort Worth, Hallsville, Houston (three locations), Longview, Mount Pleasant (two locations), Mount Vernon, New Boston, Paris (two locations), Pittsburg, Rockwall, Royse City, Sulphur Springs, and Texarkana (three locations).

As of December 31, 2021, we owned 21 of our branch locations, had one location in which we owned the building and had a long-term land lease on the real property associated with the branch, and leased the remaining 10 locations. The terms of our leases generally range from one to 15 years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. We believe that the nine leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Shares of our common stock are traded on the Nasdaq Global Select Market under the symbol “GNTY.” Our shares have been traded on the Nasdaq Global Select Market since May 9, 2017. Prior to that date, there was no public trading market for our common stock.

As of March 9, 2022, there were 344 holders of record of our common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Dividend Policy

See "Consolidated Financial Statements—Note 17—Regulatory Matters" for the frequency and amount of cash dividends paid by us. Also, see "Item 1. Business—Regulation and Supervision—Guaranty Bancshares, Inc.—Regulatory Restrictions on Dividends” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the S&P U.S. SmallCap Banks Index for the period beginning on May 9, 2017, the first day of trading of our common stock on the Nasdaq Global Select Market through December 31, 2021. The following assumes $100 invested on May 9, 2017 in our common stock at our initial public offering price of $27.00 per share, otherwise reflects our stock, the S&P 500 and the S&P U.S. SmallCap Banks Index values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

	May 9, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Guaranty Bancshares, Inc.	$100.00	$113.99	$128.63	$120.79	$170.56
S&P 500 Index	100.00	108.09	142.12	168.27	216.57
S&P U.S. SmallCap Banks Index	100.00	89.73	112.57	102.24	142.32

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

There were no stock repurchases made during the year ended December 31, 2021.

ITEM 6. [RESERVED].

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in "Item 8: Financial Statements and Supplementary Data." This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

General

We were incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust. Since our founding, we have built a reputation based on financial stability and community leadership. In May 2017, we consummated an initial public offering of our common stock, which is traded on the Nasdaq Global Select Market

As of December 31, 2021, we operate 32 banking locations in the East Texas, Dallas/Fort Worth, Central Texas and Greater Houston regions of the state. Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas, 75001 and our telephone number is (888) 572-9881. Our website address is gnty.com. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.

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

Impact of COVID-19

In March 2020, the outbreak of the novel coronavirus disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. Global health concerns relating to COVID-19 and variants of the virus, have had, and may continue to have, a severe impact on the macroeconomic environment, including lower interest rates, heightened financial market volatility and significant disruption in banking and other financial activity in the areas we serve. Since March 2020, governmental responses to the pandemic included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary or permanent closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears and related emergency response legislation. Despite the wide availability of vaccines, these risks and uncertainties remain as some members of the American public are unwilling to receive the vaccines and more contagious strains of the virus may mutate both in the US and abroad.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. PPP loans were intended to provide eligible businesses with funding for payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. PPP loans are forgivable to the extent that the borrower can demonstrate that the funds were used for such costs. Any amounts not forgiven will bear interest at 1% and be repayable over a term of 24 to 60 months from origination. PPP has been subject to amendments to increase the size of the program, extend the period in which loans could be made, extend the period for which costs could be forgiven and to provide additional flexibility to borrowers. In December 2020, several portions of the CARES Act were extended as part of the Consolidated Appropriations Act, including additional stimulus payments to consumers and a second round of PPP loans ("PPP2") for small businesses during 2021.

Uncertainties as to future economic conditions still exist, and we have taken measured actions during the pandemic, to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and reserves supported by a strong capital position. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from government stimulus and relief programs.

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

From time to time, we modify our loan agreement with a borrower. A modified loan is considered a troubled debt restructuring (TDR) when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by us that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. We review each troubled debt restructured loan and determine on a case-by-case basis if the loan can be grouped with its like segment for allowance consideration or whether it should be individually evaluated for a specific allowance for credit loss allocation. If individually evaluated, an allowance for credit loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral. Most modifications made as a direct result of COVID-19 were not TDRs pursuant to the CARES Act and the April 7, 2020 Interagency guidance and GAAP.

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

We utilize methodical credit standards and analysis to supplement our policies and procedures in underwriting consumer loans. Our loan policy addresses types of consumer loans that may be originated as well as the underlying collateral, if secured, which must be perfected. The relatively small individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimize risk.

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

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains at the date of transfer are retained in other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income on our balance sheet totaled $8.9 million at December 31, 2021. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

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

Discussion and Analysis of Results of Operations for the Years Ended December 31, 2021 and 2020

A discussion regarding our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found under “Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at investors.gnty.com.

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

Net interest income, before the reverse provision for credit losses, was $95.6 million compared to $90.0 million for the year ended December 31, 2020, an increase of $5.6 million, or 6.2%. The increase in net interest income before the provision (or reverse provision) for credit losses resulted primarily from a $6.1 million, or 46.5%, decrease in interest expense. Although there was a $38.6 million, or 2.1%, increase in average loans outstanding for the year ended December 31, 2021, compared to the year ended December 31, 2020, that increase was offset by a 14 basis point decrease in the average yield on total loans driven by lower rates on new and variable rate loans, partially offset by recognition of PPP origination fees, which are described in more detail in a table below.

The increase in average loans outstanding was primarily due to organic growth from the prior year. Excluding PPP loans, the average loans outstanding for the year ended December 31, 2021 increased $61.5 million, or 3.5%, from the prior year. The $6.1 million decrease in interest expense for the year ended December 31, 2021 was primarily related to a decrease in the cost of interest-bearing deposits of 44 basis points, despite a $133.0 million, or 9.1%, increase in average interest-bearing deposits over the same period in 2020. The average deposit balance increase is the result of continued reductions in interest rates for interest-bearing deposits as markets have allowed and general changes in consumer spending habits.

For the year ended December 31, 2021, net interest margin on a taxable equivalent basis and net interest spread were 3.51% and 3.32%, respectively, compared to 3.77% and 3.46% for the year ended December 31, 2020, which reflects a 55 basis point decrease in the average yield on interest-earning assets, partially offset by a 41 basis point decrease in the average rate on interest-bearing liabilities from the prior year.

Large provisions for credit losses in the prior year, resulting from the effects of COVID-19, and participation in the PPP program, have created temporary extraordinary results in the calculation of net earnings and related performance ratios. The following table illustrates net earnings and net core earnings per share, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as net core performance ratios for the years ended December 31, 2021 and 2020.

	For The Years Ended December 31,
(dollars in thousands, except per share data)	2021	2020
Net earnings	$39,806	$27,402
Adjustments:
Provision for credit losses	(1,700)	13,200
Income tax provision	8,750	5,895
PPP interest income, including fees	(7,822)	(6,270)
Net interest expense on PPP-related borrowings	—	34
Net core earnings†	$39,034	$40,261

Total average assets	$2,922,950	$2,571,003
Adjustments:
PPP loans average balance	(115,402)	(138,291)
Excess fed funds sold due to PPP-related borrowings	—	(22,951)
Total average assets, adjusted†	$2,807,548	$2,409,761
Total average equity	290,051	263,766

PERFORMANCE RATIOS
Net earnings to average assets (annualized)	1.36%	1.07%
Net earnings to average equity (annualized)	13.72	10.39
Net core earnings to average assets, as adjusted (annualized)†	1.39	1.67
Net core earnings to average equity (annualized)†	13.46	15.26

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic*	12,065,182	12,219,420
Earnings per common share, basic*	$3.30	$2.25
Net core earnings per common share, basic*†	3.24	3.29

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.
† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in "—Non-GAAP Financial Measures".

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2021 and 2020, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For The Years Ended December 31,
	2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$1,911,540	$92,497	4.84%	$1,872,914	$93,335	4.98%
Securities available for sale	356,232	6,839	1.92	338,510	7,798	2.30
Securities held to maturity	74,270	2,141	2.88	35,935	956	2.66
Nonmarketable equity securities	10,043	740	7.37	10,761	439	4.08
Interest-bearing deposits in other banks	399,285	333	0.08	146,659	514	0.35
Total interest-earning assets	2,751,370	102,550	3.73	2,404,779	103,042	4.28
Allowance for credit losses	(31,888)			(29,100)
Noninterest-earning assets	203,468			195,324
Total assets	$2,922,950			$2,571,003
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,601,375	$5,651	0.35%	$1,468,353	$11,624	0.79%
Advances from FHLB and fed funds purchased	49,056	413	0.84	75,940	470	0.62
Line of credit	6,066	216	3.56	6,727	213	3.17
Subordinated debentures	19,810	700	3.53	17,198	702	4.08
Securities sold under agreements to repurchase	14,812	12	0.08	18,115	51	0.28
Total interest-bearing liabilities	1,691,119	6,992	0.41	1,586,333	13,060	0.82
Noninterest-bearing liabilities:
Noninterest-bearing deposits	916,562			696,454
Accrued interest and other liabilities	25,218			24,450
Total noninterest-bearing liabilities	941,780			720,904
Shareholders’ equity	290,051			263,766
Total liabilities and shareholders’ equity	$2,922,950			$2,571,003
Net interest rate spread(2)			3.32%			3.46%
Net interest income		$95,558			$89,982
Net interest margin(3)			3.47%			3.74%
Net interest margin, fully taxable equivalent(4)			3.51%			3.77%

(1) Includes average outstanding balances of loans held for sale of $3.4 million and $6.0 million for the years ended December 31, 2021 and 2020, respectively.
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

The Bank’s continued participation in the PPP program has created temporary extraordinary results in the calculation of net interest margin. To illustrate the impact of the PPP program on net interest margin, the table below excludes PPP loans and their associated fees and costs for the year ended December 31, 2021.

	For the Year Ended December 31, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$2,751,370	$102,550	3.73%

Total loans	1,911,540	92,497	4.84
Adjustments:
PPP loans average balance and net fees(1)	(115,402)	(7,223)	6.26
Total loans, net of PPP effects	$1,796,138	$85,274	4.75%

Total interest-earning assets, net of PPP effects†	$2,635,968	$95,327	3.62%

Net interest income, fully taxable equivalent ("FTE")		$96,634
Net interest margin, FTE			3.51%
Net interest income, net of PPP effects†		89,411
Net interest margin, FTE, net of PPP effects†			3.39%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in "—Non-GAAP Financial Measures"
(1) Interest earned consists of interest income of $1.1 million and net origination fees recognized in earnings of $6.1 million for the year ended December 31, 2021.

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

	For the Year Ended December 31, 2021 vs. 2020
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$1,924	$(2,762)	$(838)
Securities available for sale	408	(1,367)	(959)
Securities held to maturity	1,020	165	1,185
Nonmarketable equity securities	(29)	330	301
Interest-earning deposits in other banks	884	(1,065)	(181)
Total increase (decrease) in interest income	$4,207	$(4,699)	$(492)

Interest-bearing liabilities:
Interest-bearing deposits	$1,051	$(7,024)	$(5,973)
Advances from FHLB and fed funds purchased	(167)	110	(57)
Line of credit	(21)	24	3
Subordinated debentures	107	(109)	(2)
Securities sold under agreements to repurchase	(9)	(30)	(39)
Total increase (decrease) in interest expense	961	(7,029)	(6,068)
Increase in net interest income	$3,246	$2,330	$5,576

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

During the year ended December 31, 2020, a total allowance for credit losses provision of $13.2 million was recorded primarily to account for the estimated impact of COVID-19 on credit quality and resulted largely from changes to individual loan risk ratings, as well as COVID-specific qualitative factors. During 2021, we recorded no provision in the first and the fourth quarters, a $1.0 million reverse provision in the second quarter and a $700,000 reverse provision in the third quarter of 2021, for a total reverse provision during the year of $1.7 million. While the provision reversals captured improvements that have occurred to macro-economic factors evaluated at the onset of the pandemic, as well as risk rating upgrades for certain loans, management remains cautious about the recent surge in COVID-19 cases and the conclusion of various government stimulus programs. As such, management remains conservative in releasing COVID related provisions prior to gaining a good understanding of the residual effects of the pandemic and government relief efforts. Management understands that the economic effects of the pandemic may continue through at least the first half of 2022.

As of December 31, 2021, there was $5.9 million in loan balances past due 30 or more days and $2.8 million in loan balances for nonperforming (nonaccrual) loans, compared to $15.5 million and $12.7 million, respectively, for the year ended December 31, 2020.

The decrease in non-performing assets during the year ended December 31, 2021 compared to 2020 resulted primarily from the resolution of three problem loans, made to two borrowers, with outstanding combined book balances of $8.7 million at December 31, 2020, that were acquired during the 2018 Westbound acquisition and which were fully reserved prior to the onset of COVID-19.

Net charge-offs for the year ended December 31, 2021 totaled $1.5 million, compared to $331,000 in 2020. During the first quarter of 2021, one of these loans was resolved when the underlying collateral, a hotel, was sold to a third party. The bank charged off $475,000 in connection with the sale, all of which had previously been specifically reserved within the allowance for credit losses, or ACL. The other two loans, both to one borrower and collateralized by the same hotel, were resolved through a bankruptcy judgment during the first quarter of 2021 that allows the borrower to adequately service their debt coverage. The bankruptcy order resulted in a charge-off of $270,000, which had previously been fully reserved in the ACL. These loans were internally identified as problem assets prior to COVID-19 and were properly reserved.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	For the Year Ended December 31,
	2021	2020
Commercial and industrial	0.10%	(0.01%)
Real estate:
Commercial real estate	0.13%	—
1-4 family residential	—	0.02%
Consumer	0.23%	0.22%
Agricultural	(0.05%)	(0.01%)
Overdrafts	49.85%	54.14%
Net charge-offs (recoveries) to total loans	0.08%	0.02%

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

The following table presents components of noninterest income for the years ended December 31, 2021 and 2020 and the period-over-period variations in the categories of noninterest income:

	For The Year Ended December 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Noninterest income:
Service charges	$3,772	$3,064	$708
Gain on sale of loans	5,528	6,834	(1,306)
Fiduciary and custodial income	2,333	2,012	321
Bank-owned life insurance income	840	838	2
Merchant and debit card fees	6,717	5,515	1,202
Loan processing fee income	669	628	41
Warehouse lending fees	812	957	(145)
Mortgage fee income	612	771	(159)
Other noninterest income	3,293	2,418	875
Total noninterest income	$24,576	$23,037	$1,539

Total noninterest income increased $1.5 million, or 6.7%, for year ended December 31, 2021 compared to the same period in 2020. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our non-interest income. Service fee income was $3.8 million for the year ended December 31, 2021 compared to $3.1 million for the same period in 2020, an increase of $708,000, or 23.1%, resulting from the expiration of COVID-related fee waivers and consumer spending activity and habits returning to more normal, pre-pandemic, levels.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 501 mortgage loans for $116.1 million during the year ended December 31, 2021 compared to 705 mortgage loans for $164.8 million for the year ended December 31, 2020. Gain on sale of loans was $5.5 million for the year ended December 31, 2021, a decrease of $1.3 million, or 19.1%, compared to $6.8 million for the year ended December 31, 2020. $4.4 million and $1.1 million of the gain in the current year was attributable to the sales of mortgage loans and SBA 7(a) loans, respectively, while the gain during the prior year consisted of $6.1 million in mortgage loan sales and $756,000 in SBA 7(a) loan sales.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $2.3 million and $2.0 million for the year ended December 31, 2021 and 2020, respectively, an increase of $321,000, or 16.0%. The revenue increase resulted primarily from 35 new accounts that opened in 2021, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $6.7 million for the year ended December 31, 2021, compared to $5.5 million for 2020, an increase of $1,202,000, or 21.8%. The increase was primarily due to a change in contract terms, an annual earnings credit received from our debit card vendor and growth in the number of DDAs and debit card usage volume during 2021. The total number of DDAs increased by 3,240 accounts, from 49,608 as of December 31, 2020 to 52,848 as of December 31, 2021.

Warehouse Lending Fees. A portion of our lending involves the origination of mortgage warehouse lines of credit.
The decrease in warehouse lending fees of $145,000, or 15.2%, results from a decrease in overall warehouse lending activity in 2021. The average annual balance of mortgage warehouse lines decreased from $81.4 million for the year ended December 31, 2020, to $66.6 million for the year ended December 31, 2021, a decrease of $14.8 million or 18.2%.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $159,000, or 20.6%, from December 31, 2020 was primarily due to a lower volume of mortgage purchases and refinances due primarily to increased mortgage loan rates in 2021.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $875,000, or 36.2%, for the year ended December 31, 2021, compared to the same period in 2020, due primarily to a $637,000 increase in bank-owned life insurance proceeds, in part due to a gain of $277,000 resulting from the death of a former bank officer. Additionally, there was a $53,000 increase in wire transfer fee income, as well as a $44,000 increase in the gain on sale of assets in 2021 compared to 2020.

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

For the year ended December 31, 2021, noninterest expense totaled $73.3 million, an increase of $6.8 million, or 10.2%, compared to $66.5 million for the year ended December 31, 2020. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Year Ended December 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Employee compensation and benefits	$42,345	$37,193	$5,152
Non-staff expenses:
Occupancy expenses	10,944	10,220	724
Legal and professional fees	2,599	2,650	(51)
Software and technology	4,594	4,104	490
Amortization	1,154	1,349	(195)
Director and committee fees	823	846	(23)
Advertising and promotions	1,758	1,498	260
ATM and debit card expense	2,445	1,951	494
Telecommunication expense	807	864	(57)
FDIC insurance assessment fees	851	821	30
Other noninterest expense	4,958	5,026	(68)
Total noninterest expense	$73,278	$66,522	$6,756

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $42.3 million for the year ended December 31, 2021, an increase of $5.2 million, or 13.9%, compared to $37.2 million in 2020. Employee compensation and benefits expense increased due to higher salaries, higher insurance expense accruals due to increased claims experience, higher payroll tax expense and bonus accruals. The bonus accrual in the prior year was lower during the first nine months of 2020 because of lower net income resulting from the effects of the COVID-19 pandemic.

Occupancy Expenses. Occupancy expenses are mainly comprised of depreciation expense on fixed assets, and lease expense related to ASC 842 accounting. Occupancy expenses increased $724,000, or 7.1%, for the year ended December 31, 2021 compared to the same period of the prior year. Depreciation expense and ASC 842 lease expense increased $249,000 and $299,000, respectively, compared to the prior year period.

Software and Technology. Software and technology expenses increased $490,000, or 11.9%, from $4.1 million for the year ended December 31, 2020 to $4.6 million for the year ended December 31, 2021. The increase is attributable primarily to new software investments to improve online deposit account opening, further enhance treasury management capabilities, improve cybersecurity monitoring and tools, and improve connectivity to support remote working and other technology capabilities.

Amortization. Amortization costs include amortization of software and core deposit premiums. Amortization costs were $1.2 million for the year ended December 31, 2021, a decrease of $195,000, or 14.5%, compared to $1.3 million in 2020. The reason for the decrease in amortization in 2021 was primarily due to a decline in amortization expense on core deposit premiums from $854,000 in 2020 to $686,000 in 2021.

Advertising and Promotions. Advertising and promotion-related expenses were $1.8 million for the year ended December 31, 2021 compared to $1.5 million for the year ended December 31, 2020, an increase of $260,000, or 17.4%. The increase was primarily due to the resumption of Bank-sponsored promotional events and advertising campaigns that were halted or delayed during the prior year due to the pandemic.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $2.4 million for the year ended December 31, 2021, an increase of $494,000, or 25.3%, compared to $2.0 million for the same period in 2020 as a result of increased ATM and debit card usage by our customers.

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

For the year ended December 31, 2021 and 2020, income tax expense totaled $8.8 million and $5.9 million, respectively. The increase in income tax expense was primarily due to an increase in net earnings before taxes of $15.3 million. Our effective tax rates for the years ended December 31, 2021 and 2020 were 18.02% and 17.70%, respectively.

Discussion and Analysis of Financial Condition as of December 31, 2021

Assets

Our total assets increased $345.2 million, or 12.6%, from $2.74 billion as of December 31, 2020 to $3.09 billion as of December 31, 2021. Our asset growth was primarily due to increases in cash and cash equivalents of $147.8 million, total securities of $145.7 million and gross loans of $41.2 million. The increase in cash and cash equivalents is due to a $213.2 million increase in federal funds sold, partially offset by decreases in interest-bearing cash deposits and due from balances of $60.5 million and $4.9 million, respectively. The increase in loans resulted largely from our participation in the PPP2 loan program, as well as organic loan growth, and the increase in cash and cash equivalents resulted largely from increases in deposit balances that resulted from government stimulus payments, PPP2 loan proceeds and general changes in consumer spending and saving habits.

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

Our loan portfolio is the largest category of our earning assets. As of December 31, 2021, total loans held for investment were $1.91 billion, an increase of $41.2 million, or 2.2%, from the December 31, 2020 balance of $1.87 billion. In addition to these amounts, $4.1 million and $5.5 million in loans were classified as held for sale as of December 31, 2021 and 2020, respectively.

The increase in gross loans during the period included outstanding PPP loan balances of $50.6 million, to 393 borrowers, as of December 31, 2021. Excluding the outstanding balance of PPP loans, gross loans increased 7.6%, or $130.4 million, from December 31, 2020, primarily the result of organic growth and period-end increases in commercial real estate and multi-family residential portfolios.

Total loans, excluding those held for sale, as a percentage of deposits, were 71.4% and 81.6% as of December 31, 2021 and 2020, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 61.8% and 68.1% as of December 31, 2021 and 2020, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2021		2020		2019		2018		2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$324,289	17.00%	$445,771	23.88%	$279,583	16.38%	$261,779	15.77%	$197,508	14.53%
Real estate:
Construction and development	307,797	16.13%	270,407	14.48%	280,498	16.44%	237,503	14.31%	196,774	14.47%
Commercial real estate	622,842	32.64%	594,216	31.83%	567,360	33.25%	582,519	35.10%	418,137	30.76%
Farmland	145,501	7.63%	78,508	4.21%	57,476	3.37%	67,845	4.09%	59,023	4.34%
1-4 family residential	410,673	21.52%	389,096	20.84%	412,166	24.15%	393,067	23.69%	374,371	27.54%
Multi-family residential	30,971	1.62%	21,701	1.16%	37,379	2.19%	38,386	2.31%	36,574	2.69%
Consumer and overdrafts	51,328	2.69%	51,386	2.75%	53,574	3.14%	55,159	3.33%	51,561	3.79%
Agricultural	14,639	0.77%	15,734	0.85%	18,359	1.08%	23,277	1.40%	25,596	1.88%
Total loans held for investment	$1,908,040	100.00%	$1,866,819	100.00%	$1,706,395	100.00%	$1,659,535	100.00%	$1,359,544	100.00%
Total loans held for sale	$4,129		$5,542		$2,368		$1,795		$1,896

Commercial and Industrial. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees. Commercial and industrial loans decreased $165.2 million, or 37.1%, to $324.3 million as of December 31, 2021 from $445.8 million as of December 31, 2020. The decrease in the commercial and industrial portfolio is primarily because most PPP loans are included in this group, in addition to normal variances in the balances of underlying lines of credit.

Construction and Development. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Texas and are generally diverse in terms of type. Construction and development loans increased $37.4 million, or 13.8%, to $307.8 million as of December 31, 2021 from $270.4 million as of December 31, 2020. The increase resulted from normal fluctuations in construction project volume in our markets.

1-4 Family Residential. Our 1-4 family residential loan portfolio is comprised of loans secured by 1-4 family homes, which are both owner occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread across many individual borrowers compared to our other loan categories. Our 1-4 family residential loans increased $21.6 million, or 5.5%, to $410.7 million as of December 31, 2021 from $389.1 million as of December 31, 2020. This increase is due to normal fluctuations in residential loans, as well as retaining several or the loans originated in our mortgage department within our bank portfolio, rather than selling them on the secondary market.

Commercial Real Estate. Commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located primarily within our markets and are generally diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single industry. Commercial real estate loans increased $28.6 million, or 4.8%, to $622.8 million as of December 31, 2021 from $594.2 million as of December 31, 2020. The increase in commercial real estate loans during the periods was mostly driven by organic growth.

Other Loan Categories. Other categories of loans included in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans and consumer loans. None of these categories of loans represents a significant portion of our total loan portfolio.

Contractual Loan Maturities. The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of December 31, 2021 are summarized in the following table:

	As of December 31, 2021
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$141,200	$127,624	$46,116	$9,349	$324,289
Real estate:
Construction and development	102,171	106,449	70,465	28,712	307,797
Commercial real estate	31,693	152,555	221,387	217,207	622,842
Farmland	17,834	60,647	46,314	20,706	145,501
1-4 family residential	24,761	23,429	162,632	199,851	410,673
Multi-family residential	91	8,045	16,827	6,008	30,971
Consumer	13,462	35,105	1,044	1,717	51,328
Agricultural	9,219	5,118	302	—	14,639
Total loans	$340,431	$518,972	$565,087	$483,550	$1,908,040
Amounts with fixed rates	$210,745	$405,827	$48,257	$24,046	$688,875
Amounts with floating rates	$129,686	$113,145	$516,830	$459,504	$1,219,165

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

Nonperforming assets as a percentage of total loans were 0.15% at December 31, 2021, compared to 0.70% at December 31, 2020. The Bank’s nonperforming assets consist primarily of nonaccrual loans. During 2020, nonperforming assets included three SBA 7(a), partially guaranteed (75%) loans that were acquired in the June 2018 acquisition of Westbound Bank, with combined book balances of $8.7 million as of December 31, 2020. During the first quarter of 2021, one of these loans was resolved when the underlying collateral, a hotel, was sold to a third party. The bank charged off $475,000 in connection with the sale, all of which had previously been specifically reserved within the allowance for credit losses, or ACL. The other two loans, both to one borrower and collateralized by the same hotel, were resolved through a bankruptcy judgment during the first quarter of 2021 that allows the borrower to adequately service their debt coverage. The bankruptcy order resulted in a charge-off of $270,000, which had previously been fully reserved in the ACL. These loans were internally identified as problem assets prior to COVID-19 and were properly reserved.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans	$2,831	$12,705	$11,262	$5,891	$4,004
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	2,831	12,705	11,262	5,891	4,004
Other real estate owned:
Commercial real estate, construction and development, and farmland	—	—	105	34	758
Residential real estate	—	404	498	717	1,486
Total other real estate owned	—	404	603	751	2,244
Repossessed assets owned	14	6	392	971	2,466
Total other assets owned	14	410	995	1,722	4,710
Total nonperforming assets	$2,845	$13,115	$12,257	$7,613	$8,714
Restructured loans-nonaccrual	$103	$90	$101	$335	$—
Restructured loans-accruing	$9,466	$9,626	$7,240	$861	$657
Ratio of nonaccrual loans to total loans(1)	0.15%	0.68%	0.66%	0.35%	0.29%
Ratio of nonperforming assets to total assets	0.09%	0.48%	0.53%	0.34%	0.44%

The following table presents information regarding nonaccrual loans by category as of the dates indicated:

	As of December 31,
(in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans by category:
Commercial and industrial	$148	$27	$46	$366	$77
Real estate:
Commercial real estate	642	10,604	6,860	3,700	1,422
Farmland	298	115	182	140	163
1-4 family residential	1,535	1,667	3,853	1,567	1,937
Multi-family residential	—	—	—	—	217
Consumer	160	212	279	66	138
Agricultural	48	80	42	52	50
Total	$2,831	$12,705	$11,262	$5,891	$4,004

(1) Excludes loans held for sale of $4.1 million, $5.5 million, $2.4 million, $1.8 million and $1.9 million for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively.

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

Loans that were modified for reasons related to the COVID-19 pandemic that avoided TDR status have all returned to contractual payment schedules and are monitored for risk rating classification consistent with all other loans.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	December 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$323,479	$102	$560	$—	$—	$148	$324,289
Real estate:
Construction and development	306,242	944	611	—	—	—	307,797
Commercial real estate	573,535	6,103	42,562	—	—	642	622,842
Farmland	145,105	26	72	—	—	298	145,501
1-4 family residential	409,120	18	—	—	—	1,535	410,673
Multi-family residential	30,971	—	—	—	—	—	30,971
Consumer and overdrafts	51,087	81	—	—	—	160	51,328
Agricultural	14,506	13	72	—	—	48	14,639
Total	$1,854,045	$7,287	$43,877	$—	$—	$2,831	$1,908,040

	December 31, 2020
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$438,975	$5,829	$940	$—	$—	$27	$445,771
Real estate:
Construction and development	267,767	1,346	1,294	—	—	—	270,407
Commercial real estate	550,724	13,280	19,608	—	—	10,604	594,216
Farmland	78,229	35	129	—	—	115	78,508
1-4 family residential	387,261	168	—	—	—	1,667	389,096
Multi-family residential	21,701	—	—	—	—	—	21,701
Consumer and overdrafts	51,059	115	—	—	—	212	51,386
Agricultural	15,577	36	41	—	—	80	15,734
Total	$1,811,293	$20,809	$22,012	$—	$—	$12,705	$1,866,819

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of December 31, 2021, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the year ended December 31, 2021.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of December 31, 2021, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

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

As of December 31, 2021, the allowance for credit losses totaled $30.4 million, or 1.59%, of total loans, excluding those held for sale, and totaled 1.64%, excluding PPP loans and loans held for sale. As of December 31, 2020, the allowance for credit losses totaled $33.6 million, or 1.80%, of total loans, excluding those held for sale, and totaled 1.95%, excluding PPP loans and loans held for sale. The decrease in the ACL of $3.2 million, or 9.5%, is due to COVID-specific qualitative factors established during 2020 that were reduced during the first three quarters of 2021 from 55 basis points across the loan portfolio to 14.75 basis points in order to conservatively capture some of the improvements that have occurred to macroeconomic factors evaluated at the onset of the pandemic as part of the aforementioned COVID-specific qualitative factors, as well as risk rating upgrades for specific loans, which impact the reserve calculations within our model, offset by growth in our overall loan portfolio. Management remains cautious about the recent surge in COVID-19 cases and the conclusion of various government stimulus programs. As such, management remains conservative in releasing COVID related provisions prior to gaining a good understanding of the residual effects of the pandemic and government relief efforts.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Years Ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Average loans outstanding(1)	$1,911,540	$1,872,914	$1,689,108	$1,524,792	$1,283,253
Gross loans outstanding at end of period(2)	$1,908,040	$1,866,819	$1,706,395	$1,659,535	$1,359,544
Allowance for credit losses at beginning of the period	33,619	16,202	14,651	12,859	11,484
Impact of adopting ASC 326	—	4,548	—	—	—
Provision for loan losses	(1,700)	13,200	1,250	2,250	2,850
Charge offs:
Commercial and industrial	411	68	86	367	1,080
Real Estate:
Commercial real estate	816	—	—	33	84
1-4 family residential	—	68	14	93	543
Consumer	151	155	72	254	344
Agriculture	—	18	89	2	242
Overdrafts	263	234	192	169	165
Total charge-offs	1,641	543	453	918	2,458
Recoveries:
Commercial and industrial	21	101	508	111	797
Real Estate:
Construction and development	1	—	—	—	—
Commercial real estate	30	1	1	1	—
1-4 family residential	—	2	3	135	23
Consumer	35	37	111	90	108
Agriculture	8	20	89	65	—
Overdrafts	60	51	42	58	55
Total recoveries	155	212	754	460	983
Net (recoveries) charge-offs	1,486	331	(301)	458	1,475
Allowance for credit losses at end of period	$30,433	$33,619	$16,202	$14,651	$12,859
Ratio of allowance to end of period loans(2)	1.59%	1.80%	0.95%	0.88%	0.95%
Ratio of net (recoveries) charge-offs to average loans(1)	0.08%	0.02%	-0.02%	0.03%	0.11%

(1) Includes average outstanding balances of loans held for sale of $3.4 million, $6.0 million, $2.7 million, $1.7 million and $1.7 million for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively.

(2) Excludes loans held for sale of $4.1 million, $5.5 million, $2.4 million, $1.8 million and $1.9 million for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively.

We believe the successful execution of our expansion strategy through organic growth and strategic acquisitions is generally demonstrated by the upward trend in loan balances from December 31, 2017 to December 31, 2021. Loan balances, excluding loans held for sale, increased from $1.36 billion as of December 31, 2017, to $1.91 billion as of December 31, 2021. Total loans excluding PPP loans and loans held for sale were $1.86 billion as of December 31, 2021. Net charge-offs have been minimal, representing on average 0.08% of average loan balances during the same period.

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

	As of December 31,
	2021		2020		2019		2018		2017
(dollars in thousands)	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
Commercial and industrial	$3,600	11.83%	$4,033	12.00%	$2,056	12.69%	$1,751	11.96%	$1,581	12.29%
Real estate:
Construction and development	4,221	13.87%	4,735	14.08%	2,378	14.68%	1,920	13.10%	1,724	13.41%
Commercial real estate	13,765	45.23%	15,780	46.94%	6,853	42.30%	6,025	41.12%	4,585	35.66%
Farmland	1,698	5.58%	1,220	3.63%	570	3.52%	643	4.39%	523	4.07%
1-4 family residential	5,818	19.12%	6,313	18.78%	3,125	19.29%	2,868	19.58%	3,022	23.50%
Multi-family residential	396	1.30%	363	1.08%	409	2.52%	631	4.31%	629	4.89%
Total real estate	25,898	85.10%	28,411	84.51%	13,335	82.31%	12,087	82.50%	10,483	81.53%
Consumer and overdrafts	766	2.51%	936	2.78%	614	3.79%	575	3.92%	608	4.73%
Agricultural	169	0.56%	239	0.71%	197	1.21%	238	1.62%	187	1.45%
Total allowance for credit losses	$30,433	100.00%	$33,619	100.00%	$16,202	100.00%	$14,651	100.00%	$12,859	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2021, the carrying amount of our investment securities totaled $526.5 million, an increase of $145.7 million, or 38.3%, compared to $380.8 million as of December 31, 2020. Investment securities represented 17.1% and 13.9% of total assets as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, securities available for sale totaled $342.2 million and securities held to maturity, which includes the transfer of securities from our available for sale portfolio during the year, totaled $184.3 million. As of December 31, 2020, securities available for sale totaled $380.8 million, and we had no securities held to maturity. Held to maturity securities represented 35.0% of our investment portfolio as of December 31, 2021.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. As of December 31, 2021, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore the Company carried no ACL with respect to our securities portfolio at December 31, 2021.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains at the date of transfer are retained in other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income on our balance sheet totaled $8.9 million at December 31, 2021. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$10,013	$—	$42	$9,971
Corporate bonds	35,080	940	85	35,935
Municipal securities	181,310	8,364	118	189,556
Mortgage-backed securities	224,563	1,477	1,816	224,224
Collateralized mortgage obligations	74,925	971	904	74,992
Total	$525,891	$11,752	$2,965	$534,678

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$29,608	$1,382	$8	$30,982
Municipal securities	164,668	11,036	—	175,704
Mortgage-backed securities	104,210	3,041	87	107,164
Collateralized mortgage obligations	64,611	2,335	1	66,945
Total	$363,097	$17,794	$96	$380,795

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of December 31, 2021 and 2020, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

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

	As of December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,971	1.35%	$—	—	$9,971	1.35%
Corporate bonds	—	—	15,223	3.21%	20,712	4.01%	—	—	35,935	3.68%
Municipal securities	13,471	3.43%	57,858	3.31%	44,342	2.92%	65,639	3.19%	181,310	3.18%
Mortgage-backed securities	70	3.33%	129,327	1.38%	78,468	1.73%	16,396	2.08%	224,261	1.55%
Collateralized mortgage obligations	1,491	3.22%	65,897	1.99%	7,604	1.18%	—	—	74,992	1.93%
Total	$15,032	3.41%	$268,305	2.04%	$161,097	2.29%	$82,035	2.95%	$526,469	2.29%

	As of December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Corporate bonds	$—	—	$18,839	2.96%	$12,143	4.31%	$—	—	$30,982	3.49%
Municipal securities	4,154	2.84%	35,849	3.13%	51,823	3.39%	83,878	3.23%	175,704	3.25%
Mortgage-backed securities	170	3.37%	74,450	2.04%	22,104	2.05%	10,440	1.81%	107,164	2.02%
Collateralized mortgage obligations	9,641	1.49%	57,304	2.74%	—	—	—	—	66,945	2.56%
Total	$13,965	1.91%	$186,442	2.56%	$86,070	3.17%	$94,318	3.07%	$380,795	2.80%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different from the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.72 years with an estimated effective duration of 3.37 years as of December 31, 2021.

As of December 31, 2021 and 2020, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.29% as of December 31, 2021, down from 2.80% as of December 31, 2020. The decline in average yield resulted primarily from decreases in yields on mortgage-backed securities and collateralized mortgage obligations of 2.02% and 2.56% at December 31, 2020, respectively, to 1.55% and 1.93% at December 31, 2021, respectively. As of December 31, 2021, mortgage-backed securities and municipal securities comprised 41.9% and 35.5% of the portfolio, respectively. As of December 31, 2020, mortgage-backed securities and municipal securities comprised 28.1% and 46.1% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average deposits for the year ended December 31, 2021 were $2,517,937, an increase of $353,130, or 16.3%, compared to $2,164,807 for the year ended December 31, 2020. The average rate paid on total interest-bearing deposits was 0.35% and 0.79% for the years ended December 31, 2021 and 2020, respectively. The decrease in average rates for 2021 was driven primarily by lowering of interest paid on all deposit accounts that resulted from the Federal Reserve reducing interest rates.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,
	2021		2020
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
NOW and interest-bearing demand accounts	$355,171	0.25%	$293,111	0.44%
Savings accounts	119,818	0.10%	87,092	0.15%
Money market accounts	773,553	0.26%	642,239	0.47%
Certificates and other time deposits	352,833	0.74%	445,911	1.62%
Total interest-bearing deposits	1,601,375	0.35%	1,468,353	0.79%
Noninterest-bearing demand accounts	916,562	—	696,454	—
Total deposits	$2,517,937	0.22%	$2,164,807	0.54%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2021 and 2020 was 36.4% and 32.2%, respectively.

Total deposits as of December 31, 2021 were $2.67 billion, an increase of $384.4 million, or 16.8%, compared to $2.29 billion as of December 31, 2020. The majority of the deposit balance increase was due to the deposit of PPP loan proceeds and COVID-related government stimulus payments into demand accounts at the Bank, as well as apparent changes in depositor spending habits in these periods resulting from economic and other uncertainties due to COVID-19.

Noninterest-bearing deposits as of December 31, 2021 were $1.01 billion compared to $779.7 million as of December 31, 2020, an increase of $234.8 million, or 30.1%.

Total savings and interest-bearing demand account balances as of December 31, 2021 were $1.66 billion, compared to $1.51 billion as of December 31, 2020, an increase of $149.7 million, or 9.9%.

The aggregate amount of certificates and other time deposits in denominations of $100,000 or more as of December 31, 2021 and 2020 was $228.1 million and $266.3 million, respectively.

The following table sets forth the amount of certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2021:

	As of December 31, 2021
(dollars in thousands)	Amount	Weighted Average Interest Rate
Under 3 months	$87,475	0.61%
3 to 6 months	35,098	0.54%
6 to 12 months	71,660	0.52%
12 to 24 months	23,489	1.06%
24 to 36 months	5,435	1.34%
36 to 48 months	753	1.27%
Over 48 months	4,142	0.52%
Total	$228,052	0.63%

Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in our primary market areas and their impact on interest paid on deposits, as well as the ongoing execution of our balance sheet management strategy. Cost of total deposits is calculated as total interest expense divided by average total deposits. Our cost of total deposits was 0.22% and 0.54% in 2021 and 2020, respectively. The decrease in our cost of total deposits for 2021 was primarily due to decreases in rates on interest-bearing deposits, which were 0.35% and 0.79% in 2021 and 2020, respectively, and a $220,108, or 31.6%, increase in the average balance of noninterest-bearing deposits from $696,454 in 2020to $916,562 in 2021.

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2021 and 2020, total borrowing capacity of $638.7 million and $476.5 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within two years. As of December 31, 2021, approximately $1.52 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk. The following table presents our FHLB borrowings as of the dates indicated:

(dollars in thousands)	FHLB Advances
December 31, 2021
Amount outstanding at year-end	$47,500
Weighted average interest rate at year-end	0.41%
Maximum month-end balance during the year	$49,099
Average balance outstanding during the year	$49,056
Weighted average interest rate during the year	0.42%

December 31, 2020
Amount outstanding at year-end	$109,101
Weighted average interest rate at year-end	0.26%
Maximum month-end balance during the year	$150,613
Average balance outstanding during the year	$75,940
Weighted average interest rate during the year	0.54%

The following table presents our FHLB borrowings by maturity and weighted average rate as of December 31, 2021:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$40,000	0.15%
90 days to less than one year	1,500	1.99%
One to three years	6,000	1.76%
Total	$47,500	0.41%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2021 and 2020, $182.9 million and $158.8 million, respectively, were available under this arrangement. As of December 31, 2021 and 2020, approximately $236.4 million and $214.5 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of December 31, 2021 and 2020, no borrowings were outstanding under this arrangement.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2022. The line of credit bears interest at the prime rate (3.25% as of December 31, 2021) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2023. As of December 31, 2021, there was a $5.0 million outstanding balance on the line of credit. As of December 31, 2020, there was no outstanding balance on this line of credit with the correspondent bank.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events, such as COVID-19. For the years ended December 31, 2021 and 2020, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2021 and 2020, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $60.0 million in federal funds. There were no funds under these lines of credit outstanding as of December 31, 2021 and 2020. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $2.92 billion for the year ended December 31, 2021 and $2.57 billion for the year ended December 31, 2020.

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Sources of Funds:
Deposits:
Noninterest-bearing	31.36%	27.09%
Interest-bearing	54.79%	57.11%
Advances from FHLB	1.68%	2.95%
Line of credit	0.21%	0.26%
Subordinated debentures	0.68%	0.67%
Securities sold under agreements to repurchase	0.51%	0.70%
Accrued interest and other liabilities	0.85%	0.96%
Shareholders’ equity	9.92%	10.26%
Total	100.00%	100.00%

Uses of Funds:
Loans	64.31%	71.72%
Securities available for sale	12.19%	13.17%
Securities held to maturity	2.54%	1.40%
Nonmarketable equity securities	0.34%	0.42%
Federal funds sold	12.75%	4.82%
Interest-bearing deposits in other banks	0.91%	5.70%
Other noninterest-earning assets	6.96%	2.77%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	36.40%	32.17%
Average loans to average deposits	75.92%	86.52%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $38.6 million, or 2.1%, for the year ended December 31, 2021 compared to 2020, while our average deposits increased $353.1 million, or 16.3%, for the same time periods. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of December 31, 2021, we had $405.3 million in outstanding commitments to extend credit and $8.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had $324.3 million in outstanding commitments to extend credit and $8.5 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2021 and 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2021, we had cash and cash equivalents of $499.6 million, compared to $351.8 million as of December 31, 2020. The increase was primarily due to an increase in federal funds sold of $213.2 million, offset by a decrease in interest-bearing deposits held at other banks of $60.5 million.

Capital Resources

Total shareholders’ equity increased to $302.2 million as of December 31, 2021, compared to $272.6 million as of December 31, 2020, an increase of $29.6 million, or 10.8%. The increase from December 31, 2020 was primarily the result of net earnings, partially offset by a decrease in other comprehensive income and payment of dividends. The Company also issued a 10.0% stock dividend in the first quarter of 2021 that resulted in an additional 1,093,932 shares of common stock issued.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See "Item 1. Business—Guaranty Bank & Trust, N.A.—Regulation and Supervision—Capital Adequacy Requirements” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2021 and 2020, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk weighted assets)	$297,370	14.51%	$263,144	13.20%
Tier 1 capital (to risk weighted assets)	271,696	13.25%	238,115	11.94%
Tier 1 capital (to average assets)	271,696	9.18%	238,115	9.13%
Common equity tier 1 risk-based capital	261,386	12.75%	227,805	11.43%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$311,335	15.19%	$285,490	14.32%
Tier 1 capital (to risk weighted assets)	285,661	13.94%	260,459	13.06%
Tier 1 capital (to average assets)	285,661	9.66%	260,459	9.99%
Common equity tier 1 risk-based capital	285,661	13.94%	260,459	13.06%

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

With certain exceptions, the amounts of the principal and any accrued and unpaid interest on the debentures are subordinated in right of payment to the prior payment in full of all of our senior indebtedness. The terms of the debentures are such that they qualify as Tier 1 capital under the Federal Reserve’s regulatory capital guidelines applicable to bank holding companies. Interest on Trust II Debentures is payable at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 3.35%. Interest on the Trust III Debentures was payable at a fixed rate per annum equal to 7.43% until October 1, 2016 and is a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 1.67%. Interest on the DCB Trust I Debentures is payable at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 1.80%. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity for each of the debentures.

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

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. $500,000 of these debentures matured in November of 2020 and $9.5 million remains as of December 31, 2021. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2021 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of December 31, 2021
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$278,312	42,498	$8,853	$—	$329,663
Advances from FHLB	41,500	6,000	—	—	47,500
Subordinated debentures	2,000	7,500	—	10,310	19,810
Operating leases	1,783	3,724	3,345	6,030	14,882
Total	$323,595	$59,722	$12,198	$16,340	$411,855

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of December 31, 2021 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of December 31, 2021
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$6,893	$139	$381	$944	$8,357
Commitments to extend credit	207,892	94,402	8,387	94,588	405,269
Total	$214,785	$94,541	$8,768	$95,532	$413,626

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of December 31, 2021, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of December 31, 2021.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of December 31, 2021.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
(dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Tangible Common Equity
Total shareholders’ equity	$302,214	$272,643	$261,551	$244,583	$207,345
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)	(32,160)	(18,742)
Core deposit intangible, net	(2,313)	(2,999)	(3,853)	(4,706)	(2,724)
Total tangible common equity	$267,741	$237,484	$225,538	$207,717	$185,879
Common shares outstanding*(1)	12,122,717	12,028,957	12,702,187	13,012,855	12,164,852
Book value per common share*	$24.93	$22.67	$20.59	$18.80	$17.04
Tangible book value per common share*	$22.09	$19.74	$17.76	$15.96	$15.28

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

(1) Excludes the dilutive effect, if any, of 146,576, 36,059, 72,822, 100,034 and 90,782 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2021, 2020, 2019, 2018 and 2017, respectively, for which periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

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

The following table reconciles, as of the dates set forth below, total tangible common equity and total assets to tangible assets:

	As of December 31,
(dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Tangible Common Equity
Total shareholders’ equity	$302,214	$272,643	$261,551	$244,583	$207,345
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)	(32,160)	(18,742)
Core deposit intangible, net	(2,313)	(2,999)	(3,853)	(4,706)	(2,724)
Total tangible common equity	$267,741	$237,484	$225,538	$207,717	$185,879
Tangible Assets
Total assets	$3,086,070	$2,740,832	$2,318,444	$2,266,970	$1,962,624
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)	(32,160)	(18,742)
Core deposit intangible, net	(2,313)	(2,999)	(3,853)	(4,706)	(2,724)
Total tangible assets	$3,051,597	$2,705,673	$2,282,431	$2,230,104	$1,941,158
Tangible Common Equity to Tangible Assets	8.77%	8.78%	9.88%	9.31%	9.58%

Core Earnings and Other COVID-19 Adjusted Measures. The following tables reconcile, as of and for the dates set forth below, various metrics impacted by the effects of COVID-19 on reported data (dollars in thousands, except per share data).

Net Core Earnings and Net Core Earnings per Common Share

	Year Ended December 31,
(dollars in thousands, except per share data)	2021	2020
Net earnings	$39,806	$27,402
Adjustments:
Provision for credit losses	(1,700)	13,200
Income tax provision	8,750	5,895
PPP loans, including fees	(7,822)	(6,270)
Net interest expense on PPP-related borrowings	—	34
Net core earnings	$39,034	$40,261

Weighted-average common shares outstanding, basic*	12,065,182	12,219,420
Earnings per common share, basic*	$3.30	$2.25
Net core earnings per common share, basic*	3.24	3.29

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

Net Core Earnings to Average Assets, as Adjusted, and Average Equity

	Year Ended December 31,
(dollars in thousands)	2021	2020
Net core earnings	$39,034	$40,261
Total average assets	2,922,950	2,571,003
Adjustments:
PPP loans average balance	(115,402)	(138,291)
Excess fed funds sold due to PPP-related borrowings	—	(22,951)
Total average assets, adjusted	$2,807,548	$2,409,761
Net core earnings to average assets, as adjusted	1.39	1.67
Total average equity	$290,051	$263,766
Net core earnings to average equity	13.46	15.26

Total Interest-Earning Assets, net of PPP Effects

	For the Year Ended December 31, 2021
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$2,751,370	$102,550	3.73%

Total loans	1,911,540	92,497	19.20
Adjustments:
PPP loans average balance and net fees(1)	(115,402)	(7,223)	24.83
Total loans, net of PPP effects	$1,796,138	$85,274	18.84%

Total interest-earning assets, net of PPP effects	$2,635,968	$95,327	14.35%

(1) Interest earned consists of interest income of $1.1 million and net origination fees recognized in earnings of $6.1 million for the year ended December 31, 2021.

Net Interest Income and Net Interest Margin, Net of PPP Effects

	Year Ended December 31,
(dollars in thousands)	2021	2020
Net interest income	$95,558	$89,982
Adjustments:
PPP-related interest income	(1,144)	(1,404)
PPP-related net origination fees	(6,079)	(4,866)
PPP-related borrowings	—	34
Net interest income, net of PPP effects	$88,335	$83,746

Total average interest-earning assets	$2,751,370	$2,404,779
Total average interest-earning assets, net of PPP effects	2,635,968	2,243,537

Net interest margin(1)	3.47%	3.74%
Net interest margin, net of PPP effects(2)	3.35	3.73

Net interest income	$95,558	$89,982
Interest income tax adjustments	1,076	762
Net interest income, fully taxable equivalent ("FTE")	$96,634	$90,744
Net interest income, FTE, net of PPP effects	89,411	84,508

Net interest margin, FTE(3)	3.51%	3.77%
Net interest margin, FTE, net of PPP effects(4)	3.39	3.77

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

Efficiency Ratio, Net of PPP Effects

	Year Ended December 31,
(dollars in thousands)	2021	2020
Total noninterest expense	$73,278	$66,522
Adjustments:
PPP-related deferred costs	599	—
Total noninterest expense, net of PPP effects	$73,877	$66,522

Net interest income	95,558	89,982
Net interest income, net of PPP effects	88,335	83,746

Total noninterest income	$24,576	$23,037

Efficiency ratio(1)	61.00%	58.86%
Efficiency ratio, net of PPP effects(2)	65.43	62.30

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

ACL to Total Loans, Excluding PPP

	As of December 31,
(dollars in thousands)	2021	2020
Total loans	$1,908,040	$1,866,819
Adjustments:
PPP loans	(50,611)	(139,808)
Total loans, excluding PPP	$1,857,429	$1,727,011

Allowance for credit losses	$30,433	$33,619

Allowance for credit losses / period-end loans	1.59%	1.80%
Allowance for credit losses / period-end loans, excluding PPP	1.64	1.95

Loan Yield, Net of PPP Effects

	Year Ended December 31, 2021			Year Ended December 31, 2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$1,911,540	$92,497	4.84%	$1,872,914	$93,335	4.98%
Adjustments:
PPP loans average balance and net fees	(115,402)	(7,223)	6.26	(138,291)	(6,270)	4.53
Total loans, net of PPP effects	$1,796,138	$85,274	4.75%	$1,734,623	$87,065	5.02%
Effect of removing PPP loans on loan yield			-0.09%			0.04%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	December 31, 2021		December 31, 2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	13.70%	1.57%	4.40%	5.04%
+200	8.38%	2.75%	2.62%	4.45%
+100	2.66%	1.27%	1.42%	3.35%
Base	—	—	—	—
-100	(5.11)%	(1.92)%	(1.92)%	3.96%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, the reports thereon, the notes thereto and supplementary data commence on page F-1 of this Annual Report on Form 10-K. See “Item 15. Exhibits and Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Whitley Penn LLP, Plano, Texas, (U.S. PCAOB Auditor Firm I.D.: 726) an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2021, 2020 and 2019 included in this Annual Report on Form 10‑K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10‑K does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.

ITEM 9B. OTHER INFORMATION.

On March 11, 2020, the Board of Directors of the Company approved a stock repurchase program, which authorizes Guaranty to repurchase up to 1,000,000 shares of Guaranty’s outstanding common stock from time to time, subject to certain conditions. The stock repurchase program is effective from March 13, 2020 until the earlier of March 13, 2022 or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors. The stock repurchase program does not obligate Guaranty to repurchase any specified number of shares of its common stock.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 18, 2022, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 18, 2022, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item related to security ownership of certain beneficial owners and management is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 18, 2022, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 18, 2022, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 18, 2022, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements.
•
Report of Independent Registered Public Accounting Firm;
•
Consolidated Balance Sheets as of December 31, 2021 and 2020;
•
Consolidated Statements of Earnings for the Years Ended December 31, 2021, 2020 and 2019;
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019;
•
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2021, 2020 and 2019;
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019;
•
Notes to Consolidated Financial Statements.
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

3.1

Amended and Restated Certificate of Formation of Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1/A filed with the SEC on May 1, 2017).

3.2

Amended and Restated Bylaws of Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

The other instruments defining the rights of the long-term debt securities of Guaranty Bancshares, Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Guaranty Bancshares, Inc. hereby agrees to furnish copies of these instruments to the SEC upon request.

4.2

Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to Guaranty Bancshares, Inc.’s Annual Report on Form 10-K filed with the SEC on March 13, 2020).

10.1†	Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).
10.2†

Form of Restricted Stock Award Agreement under the Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

10.3†

Form of Restricted Stock Unit Award Agreement under the Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

10.4†

Form of Stock Option Award Agreement under the Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

10.5†

Form of Stock Appreciation Right Award Agreement under the Guaranty Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

10.6†

Guaranty Bancshares, Inc. Employee Stock Ownership Plan with 401(k) Provisions, effective January 1, 2016 (incorporated by reference to Exhibit 10.6 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1/A filed with the SEC on May 4, 2017).

10.7†

Description of Guaranty Bancshares, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.7 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

10.8†

Description of Guaranty Bancshares, Inc. Executive Incentive Retirement Plan (incorporated by reference to Exhibit 10.8 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

10.9†

DCB Financial Corp. Stock Option Plan, dated December 1, 2003, as amended (incorporated by reference to Exhibit 10.10 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

10.10†

Form of Stock Option Award Agreement under the DCB Financial Corp. Stock Option Plan (incorporated by reference to Exhibit 10.11 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

10.11†

Guaranty Bancshares, Inc. Fair Market Value Stock Appreciation Rights Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

10.12†

Form of Award Agreement under the Guaranty Bancshares, Inc. Fair Market Value Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.13 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

10.13†

Employment Agreement, dated as of March 15, 2019, by and between Ty Abston and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.13 to Guaranty Bancshares Inc.’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

10.14†

Employment Agreement, dated as of March 15, 2019, by and between Clifton Payne and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.14 to Guaranty Bancshares Inc.’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

10.15†

Employment Agreement, dated as of March 15, 2019, by and between Kirk Lee and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.13 to Guaranty Bancshares Inc.’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

10.16

Renewal Revolving Promissory Note, dated March 31, 2021, by Guaranty Bancshares, Inc. payable to Frost Bank in the original principal amount of $25,000,000 (incorporated by reference to Exhibit 10.2 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 2, 2021).

10.17

Loan Agreement, dated March 31, 2017, by and between Guaranty Bancshares, Inc. and Frost Bank, as amended (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 2, 2021).

10.18

Form of Debenture issued by Guaranty Bancshares, Inc. in July 2015 and December 2015 (incorporated by reference to Exhibit 10.16 to Guaranty Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

10.19

Form of Debenture issued by Guaranty Bancshares, Inc. in May 2020 (incorporated by reference to Exhibit 4.1 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on May 1, 2020).

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

Date: March 11, 2022	GUARANTY BANCSHARES, INC.

	By:	/s/ Tyson T. Abston
	Name:	Tyson T. Abston
	Title:	Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tyson T. Abston	Chairman and Chief Executive Officer	3/11/2022
Tyson T. Abston	(Principal Executive Officer)

/s/ Clifton A. Payne	Senior Executive Vice President and Chief Financial Officer	3/11/2022
Clifton A. Payne	(Principal Financial and Accounting Officer)

/s/ Kirk L. Lee	President	3/11/2022
Kirk L. Lee

/s/ Richard W. Baker	Director	3/11/2022
Richard W. Baker

/s/ Jeffrey W. Brown	Director	3/11/2022
Jeffrey W. Brown

/s/ James S. Bunch	Director	3/11/2022
James S. Bunch

/s/ Molly S. Curl	Director	3/11/2022
Molly S. Curl

/s/ Bradley K. Drake	Director	3/11/2022
Bradley K. Drake

/s/ Christopher B. Elliott	Director	3/11/2022
Christopher B. Elliott

/s/ Carl Johnson, Jr.	Director	3/11/2022
Carl Johnson, Jr.

/s/ James M. Nolan, Jr.	Director	3/11/2022
James M. Nolan, Jr.

/s/ William D. Priefert	Director	3/11/2022
William D. Priefert

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Guaranty Bancshares, Inc. as of December 31, 2021 and 2020 and for each of the three years ending December 31, 2021, 2020 and 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Guaranty Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020.

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

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2015.

Plano, Texas

March 11, 2022

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

	2021	2020
ASSETS
Cash and due from banks	$42,979	$47,836
Federal funds sold	431,975	218,825
Interest-bearing deposits	24,651	85,130
Total cash and cash equivalents	499,605	351,791
Securities available for sale	342,206	380,795
Securities held to maturity	184,263	—
Loans held for sale	4,129	5,542
Loans, net of allowance for credit losses of $30,433 and $33,619, respectively	1,876,076	1,831,737
Accrued interest receivable	8,901	9,834
Premises and equipment, net	53,470	55,212
Other real estate owned	—	404
Cash surrender value of life insurance	37,141	35,510
Core deposit intangible, net	2,313	2,999
Goodwill	32,160	32,160
Other assets	45,806	34,848
Total assets	$3,086,070	$2,740,832
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$1,014,518	$779,740
Interest-bearing	1,656,309	1,506,650
Total deposits	2,670,827	2,286,390
Securities sold under agreements to repurchase	14,151	15,631
Accrued interest and other liabilities	26,568	25,257
Line of credit	5,000	12,000
Federal Home Loan Bank advances	47,500	109,101
Subordinated debentures	19,810	19,810
Total liabilities	2,783,856	2,468,189
Commitments and contingencies (see Note 16)
Shareholders' equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,138,978 and 12,951,676 shares issued, and 12,122,717 and 10,935,415 shares outstanding, respectively	14,139	12,952
Additional paid-in capital	225,544	188,032
Retained earnings	107,645	113,449
Treasury stock, 2,016,261 shares at cost	(51,419)	(51,419)
Accumulated other comprehensive income	6,305	9,629
Total shareholders' equity	302,214	272,643
Total liabilities and shareholders' equity	$3,086,070	$2,740,832

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except per share data)

	2021	2020	2019
Interest income
Loans, including fees	$92,497	$93,335	$90,980
Securities
Taxable	4,762	4,565	5,916
Nontaxable	4,218	4,189	3,830
Federal funds sold and interest-bearing deposits	1,073	953	1,835
Total interest income	102,550	103,042	102,561

Interest expense
Deposits	5,651	11,624	21,611
FHLB advances and federal funds purchased	413	470	1,389
Subordinated debentures	700	702	648
Other borrowed money	228	264	43
Total interest expense	6,992	13,060	23,691

Net interest income	95,558	89,982	78,870
(Reversal) provision for credit losses	(1,700)	13,200	1,250
Net interest income after provision for credit losses	97,258	76,782	77,620

Noninterest income
Service charges	3,772	3,064	3,715
Net realized loss on securities transactions	—	—	(22)
Net realized gain on sale of loans	5,528	6,834	2,850
Merchant and debit card fees	6,717	5,515	4,264
Other income	8,559	7,624	6,155
Total noninterest income	24,576	23,037	16,962

Noninterest expense
Employee compensation and benefits	42,345	37,193	35,907
Occupancy expenses	10,944	10,220	9,834
Other expenses	19,989	19,109	16,784
Total noninterest expense	73,278	66,522	62,525

Income before income taxes	48,556	33,297	32,057
Income tax provision	8,750	5,895	5,778
Net earnings	$39,806	$27,402	$26,279
Basic earnings per share*	$3.30	$2.25	$2.05
Diluted earnings per share*	$3.26	$2.24	$2.05

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.
See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	2021	2020	2019
Net earnings	$39,806	$27,402	$26,279
Other comprehensive (loss) income:
Unrealized (losses) gains on securities, net of tax	(4,663)	12,047	7,502

Unrealized gains (losses) on interest rate swaps:
Unrealized holding gains (losses) arising during the period	873	(625)	(133)
Reclassification of realized losses on interest rate swap termination from accumulated other comprehensive income	466	—	—
Unrealized gains (losses) on interest rate swaps	1,339	(625)	(133)

Total other comprehensive (loss) income	(3,324)	11,422	7,369
Comprehensive income	$36,482	$38,824	$33,648

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$—	$12,835	$185,174	$80,088	$(24,352)	$(9,162)	$244,583
Net earnings	—	—	—	26,279	—	—	26,279
Other comprehensive income	—	—	—	—	—	7,369	7,369
Exercise of stock options	—	39	886	—	—	—	925
Purchase of treasury stock	—	—	—	—	(10,140)	—	(10,140)
Restricted stock grants	—	31	(31)	—	—	—	—
Stock based compensation	—	—	663	—	—	—	663
Cash Dividends:
Common - $0.64 per share*	—	—	—	(8,128)	—	—	(8,128)
Balance at December 31, 2019	—	12,905	186,692	98,239	(34,492)	(1,793)	261,551
Impact of adoption of ASC 326, net of tax of $955	—	—	—	(3,593)	—	—	(3,593)
Net earnings	—	—	—	27,402	—	—	27,402
Other comprehensive income	—	—	—	—	—	11,422	11,422
Exercise of stock options	—	27	611	—	—	—	638
Purchase of treasury stock	—	—	—	—	(16,927)	—	(16,927)
Restricted stock grants	—	20	(20)	—	—	—	—
Stock based compensation	—	—	749	—	—	—	749
Cash Dividends:
Common - $0.71 per share*	—	—	—	(8,599)	—	—	(8,599)
Balance at December 31, 2020	—	12,952	188,032	113,449	(51,419)	9,629	272,643
Net earnings	—	—	—	39,806	—	—	39,806
Other comprehensive loss	—	—	—	—	—	(3,324)	(3,324)
10% stock dividend	—	1,094	34,853	(35,947)	—	—	—
Exercise of stock options	—	90	1,929	—	—	—	2,019
Restricted stock grants	—	3	(3)	—	—	—	—
Stock based compensation	—	—	733	—	—	—	733
Cash Dividends:
Common - $0.80 per share	—	—	—	(9,663)	—	—	(9,663)
Balance at December 31, 2021	$—	$14,139	$225,544	$107,645	$(51,419)	$6,305	$302,214

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	2021	2020	2019
Cash flows from operating activities
Net earnings	$39,806	$27,402	$26,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,358	4,117	3,886
Amortization	1,154	1,349	1,378
Deferred taxes	(143)	(3,056)	(534)
Premium amortization, net of discount accretion	4,368	3,988	3,820
Net realized loss on securities transactions	—	—	22
Gain on sale of loans	(5,528)	(6,834)	(2,850)
(Reversal) provision for credit losses	(1,700)	13,200	1,250
Origination of loans held for sale	(118,500)	(161,169)	(76,011)
Proceeds from loans held for sale	125,441	164,829	78,288
Write-down of other real estate and repossessed assets	6	358	343
Net (gain) loss on sale of premises, equipment, other real estate owned and other assets	(23)	37	78
Stock based compensation	733	749	663
Gain on BOLI death benefits	(277)	—	—
Net change in accrued interest receivable and other assets	(8,565)	(3,908)	(16,698)
Net change in accrued interest payable and other liabilities	2,414	1,459	12,132
Net cash provided by operating activities	$43,544	$42,521	$32,046

Cash flows from investing activities
Securities available for sale:
Purchases	$(1,223,595)	$(662,046)	$(706,238)
Proceeds from sales	—	—	3,957
Proceeds from maturities and principal repayments	1,079,462	657,653	730,272
Securities held to maturity:
Purchases	(15,057)	—	—
Proceeds from maturities and principal repayments	890	3,024	5,646
Net originations of loans	(43,148)	(159,357)	(46,940)
Purchases of premises and equipment	(2,896)	(5,902)	(5,090)
Proceeds from BOLI death benefit	464	—	—
Proceeds from sale of premises, equipment, other real estate owned and other assets	1,202	860	653
Net cash used in investing activities	$(202,678)	$(165,768)	$(17,740)

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	2021	2020	2019
Cash flows from financing activities
Net change in deposits	$384,437	$329,586	$85,324
Net change in securities sold under agreements to repurchase	(1,480)	4,531	(1,128)
Proceeds from FHLB advances	160,000	390,000	260,500
Repayment of FHLB advances	(221,601)	(336,017)	(320,518)
Proceeds from line of credit	10,000	30,000	—
Repayment of line of credit	(17,000)	(18,000)	—
Proceeds from issuance of debentures	—	10,000	—
Repayments of debentures	—	(1,000)	(2,000)
Purchase of treasury stock	—	(16,927)	(10,140)
Exercise of stock options	2,019	638	925
Cash dividends paid	(9,427)	(8,487)	(8,065)
Net cash provided by financing activities	$306,948	$384,324	$4,898
Net change in cash and cash equivalents	147,814	261,077	19,204
Cash and cash equivalents at beginning of period	351,791	90,714	71,510
Cash and cash equivalents at end of period	$499,605	$351,791	$90,714

Supplemental disclosures of cash flow information
Interest paid	$7,315	$13,898	$23,700
Income taxes paid	9,650	8,245	5,536

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	2,424	2,188	2,076
Lease right of use assets obtained in exchange for lease liabilities	1,085	1,737	11,554
Available for sale securities transferred to held to maturity	172,292	—	—
Transfer of loans to other real estate owned and repossessed assets	509	666	340
Stock dividend	35,947	—	—

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

Basis of Presentation: Guaranty Bank & Trust has six wholly-owned non-bank subsidiaries, Guaranty Company, Inc., G B COM, INC., 2800 South Texas Avenue LLC, Pin Oak Realty Holdings, Inc., Pin Oak Asset Management, LLC (formerly Pin Oak Energy Holdings, LLC) and White Oak Aviation, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: Guaranty Bancshares, Inc. (“Guaranty”) is a bank holding company headquartered in Mount Pleasant, Texas that provides, through its wholly-owned subsidiary, Guaranty Bank & Trust, N.A. (the “Bank”), a broad array of financial products and services to individuals and corporate customers, primarily in its markets of East Texas, Dallas/Fort Worth, Greater Houston and Central Texas. The terms “the Company,” “we,” “us” and “our” mean Guaranty and its subsidiaries, when appropriate. The Company’s main sources of income are derived from granting loans throughout its markets and investing in securities issued or guaranteed by the U.S. Treasury, U.S. government agencies and state and political subdivisions. The Company’s primary lending products are real estate, commercial and consumer loans. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor contracts is dependent on the economy of the State of Texas and primarily the economies of East Texas, Dallas/Fort Worth, Greater Houston and Central Texas. The Company primarily funds its lending activities with deposit operations. The Company’s primary deposit products are checking accounts, money market accounts and certificates of deposit.

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

Marketable Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase or transfer. Interest income includes amortization and accretion of purchase premiums and discounts. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Non-marketable Securities: Other securities, such as stock in The Independent Bankers Financial Corporation, the Federal Reserve Bank, and the Federal Home Loan Bank are accounted for on the cost basis and are carried in other assets. Stock in Valesco Commerce Street Capital, L.P., Valesco Fund II, L.P., Independent Bankers Capital Fund III, L.P., Independent Bankers Capital Fund IV, L.P., Lightspring Capital I, L.P. and Pharos Capital Partners IV-A, L.P. are accounted for on the cost basis in other assets.

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

Government leaders and the Federal Reserve have taken several actions designed to mitigate the economic fallout resulting from the coronavirus. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, authorized more than $2 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small businesses, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The goal of CARES Act was to prevent severe economic downturn. The CARES Act also provided for temporary interest only or payment deferral modifications for loans without classifying them as troubled debt restructurings under current accounting rules. Additional government-backed hardship relief measures were signed into law in early 2021, as well as extension of many of the CARES Act provisions, throughout 2021.

Due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. On March 16, 2020, the Federal Open Market Committee reduced the target federal funds rate range to 0.00% to 0.25%, at which it remains as of December 31, 2021. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations, as well as business and consumer confidence. As a result of the spread of COVID-19 and its variants, economic uncertainties have arisen which can negatively impact net interest income and noninterest income. Other financial impacts could occur though such potential impact remains unknown at this time.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Allowance for Credit Losses:

Held to Maturity Debt Securities

The allowance for credit losses on held to maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held to maturity securities to present management's best estimate of the net amount expected to be collected. Held to maturity securities are charged-off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held to maturity securities from the estimate of credit losses.

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Below is a summary of the segments and certain of the inherent risks in the Company’s loan portfolio:

Commercial and industrial:

This portfolio segment includes general secured and unsecured commercial loans which are not secured by real estate or may be secured by real estate but made for the primary purpose of a short-term revolving line of credit. Credit risks inherent in this portfolio segment include fluctuations in the local and national economy.

Construction and development:

This portfolio segment includes all loans for the purpose of construction, including both business and residential structures; and real estate development loans, including non-agricultural vacant land. Credit risks inherent in this portfolio include fluctuations in property values, unemployment, and changes in the local and national economy.

Commercial real estate:

The commercial real estate portfolio segment includes all commercial loans that are secured by real estate, other than those included in the construction and development, farmland, multi-family, and 1-4 family residential segments. Risks inherent in this portfolio segment include fluctuations in property values and changes in the local and national economy impacting the sale or lease of the finished structures.

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

From time to time, we modify our loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by us that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. We review each troubled debt restructured loan and determine on a case-by-case basis if the loan can be grouped with its like segment for allowance consideration or whether it should be individually evaluated for a specific allowance for credit loss allocation. If individually evaluated, an allowance for credit loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.

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

Prior to entering a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in operations. Likewise, if the risk exposure declines to acceptable levels, interest rate swaps may be terminated and the associated cost expensed or amortized and expensed, as appropriate.

Dividend Restriction: Banking regulations require the maintenance of certain capital levels that may limit the amount of dividends that may be paid. Regulatory capital requirements are more fully disclosed in Note 17.

Restrictions on Cash: The Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2021 and 2020. Deposits held with the Federal Reserve Bank earn interest.

Stock Compensation: In accordance with ASC 718, “Stock Compensation,” the Company uses the fair value method of accounting for share-based compensation prescribed by the standard. The fair value of options granted is determined using the Black-Scholes option valuation model.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, unrealized gains and losses on securities transferred from available for sale to held to maturity and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

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

Revenue Recognition: ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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
•

Merchant and debit card fees. Merchant and debit card fees include interchange income that is generated by our customers’ usage and volume of activity. Interchange rates are not controlled by the Company, which effectively acts as processor that collects and remits payments associated with customer debit card transactions. Merchant service revenue is derived from third party vendors that process credit card transactions on behalf of our merchant customers. Merchant services revenue is recognized as incurred and is primarily comprised of residual fee income based on the referred merchant’s processing volumes and/or margin.
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

Recent Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the previous incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted CECL on January 1, 2020. The day one impact of adopting CECL resulted in an allowance increase of $4,548, or 28.1%, from December 31, 2019. The day one increase was primarily due to recognizing expected lifetime losses in the portfolio and adding an economic forecast based upon our assumptions on January 1, 2020. The significant increase in the ACL provision during the year-end December 31, 2020 resulted primarily from changes in our CECL model assumptions as a result of COVID-19. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (“OBS”) credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a decrease to retained earnings of $3,593, net of tax effects of $955, as of January 1, 2020 for the cumulative effect of adopting ASC 326. The adoption of ASU 2016-13 did not have a significant impact on our regulatory capital ratios.

Subsequent Events:

On March 4, 2022, the Company completed the issuance and sale of $35,000,000 in principal amount fixed-to-floating rate subordinated notes. The notes have a stated maturity date of April 1, 2032, and bear interest at a fixed annual rate of 3.625%, due semi-annually in arrears on April 1 and October 1, until April 1, 2027, at which point it converts to a floating rate instrument, payable quarterly starting on July 1, 2027, equal to the three-month term Secured Overnight Financing Rate (“SOFR”), reset quarterly, plus a spread of 192 basis points. The Company intends to use the net proceeds of the offering for general corporate purposes, including to repay debt and repurchase shares of capital stock.

On March 9, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.22 per share of common stock, representing a ten percent increase in the quarterly cash dividend, to be paid on April 13, 2022 to shareholders of record as of the close of business on March 28, 2022.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of December 31, 2021 and securities available for sale as of December 31, 2020 and the corresponding amounts of gross unrealized gains and losses:

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$10,013	$—	$42	$9,971
Corporate bonds	35,080	940	85	35,935
Mortgage-backed securities	221,610	1,477	1,779	221,308
Collateralized mortgage obligations	74,925	971	904	74,992
Total available for sale	$341,628	$3,388	$2,810	$342,206

Held to maturity:
Municipal securities	$181,310	$8,364	$118	$189,556
Mortgage-backed securities	2,953	—	37	2,916
Total held to maturity	$184,263	$8,364	$155	$192,472

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,608	$1,382	$8	$30,982
Municipal securities	164,668	11,036	—	175,704
Mortgage-backed securities	104,210	3,041	87	107,164
Collateralized mortgage obligations	64,611	2,335	1	66,945
Total available for sale	$363,097	$17,794	$96	$380,795

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains at the date of transfer are retained in other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $8,860 at December 31, 2021. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of December 31, 2021 or 2020.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Information pertaining to securities with gross unrealized losses as of December 31, 2021 and 2020, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2021	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$(42)	$9,971	$—	$—	$(42)	$9,971
Corporate bonds	(85)	11,418	—	—	(85)	11,418
Mortgage-backed securities	(1,383)	144,367	(396)	11,317	(1,779)	155,684
Collateralized mortgage obligations	(904)	40,172	—	—	(904)	40,172
Total available for sale	$(2,414)	$205,928	$(396)	$11,317	$(2,810)	$217,245

Held to maturity:
Municipal securities	$(37)	$7,772	$(81)	$2,996	$(118)	$10,768
Mortgage-backed securities	(37)	2,916	—	—	(37)	2,916
Total held to maturity	$(74)	$10,688	$(81)	$2,996	$(155)	$13,684

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2020	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(8)	$2,493	$—	$—	$(8)	$2,493
Mortgage-backed securities	(87)	25,775	—	—	(87)	25,775
Collateralized mortgage obligations	—	—	(1)	106	(1)	106
Total available for sale	$(95)	$28,268	$(1)	$106	$(96)	$28,374

There were 50 investments in an unrealized loss position at December 31, 2021, of which 22 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses. The available for sale securities in a loss position were composed of U.S. government agencies, corporate bonds, collateralized mortgage obligations and mortgage-backed securities. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. Government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of December 31, 2021 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under CECL. As of December 31, 2021, our held to maturity securities consisted of municipal securities and

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

mortgage-backed securities issued by the U.S. Government and its agencies. With regard to the mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, no allowance for credit losses has been recorded for these securities.

Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

As of December 31, 2021, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $310,958 and $314,962 at December 31, 2021 and 2020, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

Proceeds from the sales of available for sale securities and the associated gains and losses for the year ended December 31, 2019 are listed below. There were no securities sold during the years ended December 31, 2021 or 2020.

2019
Proceeds from sales	$3,957
Gross gains	—
Gross losses	(22)

There were no held to maturity securities sold during the years ended December 31, 2021, 2020 or 2019.

The contractual maturities at December 31, 2021 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
December 31, 2021	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$13,471	$13,578
Due after one year through five years	14,633	15,223	57,858	60,065
Due after five years through ten years	30,460	30,683	44,342	46,491
Due after ten years	—	—	65,639	69,422
Mortgage-backed securities	221,610	221,308	2,953	2,916
Collateralized mortgage obligations	74,925	74,992	—	—
Total securities	$341,628	$342,206	$184,263	$192,472

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	2021	2020
Commercial and industrial	$280,569	$358,958
Real estate:
Construction and development	307,797	270,407
Commercial real estate	622,842	594,216
Farmland	145,501	78,508
1-4 family residential	410,673	389,096
Multi-family residential	30,971	21,701
Consumer	50,965	51,044
Agricultural	14,639	15,734
Warehouse lending(1)	43,720	86,813
Overdrafts	363	342
Total loans(2)	1,908,040	1,866,819
Net of:
Deferred loan fees, net	(1,531)	(1,463)
Allowance for credit losses	(30,433)	(33,619)
Total net loans(2)	$1,876,076	$1,831,737

(1) Warehouse lending is presented as a component of commercial and industrial loans in remaining tables.
(2) Excludes accrued interest receivable on loans of $5.8 million and $7.0 million as of December 31, 2021 and 2020, respectively, which is presented separately on the consolidated balance sheets.

The Company has entered into transactions, at prevailing market rates and terms, with certain directors, executive officers, significant shareholders and their affiliates. Loans to such related parties at December 31, 2021 and 2020, totaled $44,052 and $52,559, respectively. Unfunded commitments to such related parties at December 31, 2021 totaled $40,244.

Loans to principal officers, directors, and their affiliates during the year ended December 31, 2021, was as follows:

December 31, 2021
Beginning balance	$52,559
New loans	91,192
Effect of changes in composition of related parties	(43)
Repayments	(99,656)
Ending balance	$44,052

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Allowance for Credit Losses

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The following tables present the activity in the ACL by class of loans for the years ended December 31, 2021, 2020 and 2019:

For the Year Ended December 31, 2021	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619
Provision for credit losses	(43)	(515)	(1,229)	478	(495)	33	(51)	(78)	200	(1,700)
Loans charged-off	(411)	—	(816)	—	—	—	(151)	—	(263)	(1,641)
Recoveries	21	1	30	—	—	—	35	8	60	155
Ending balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433

For the Year Ended December 31, 2020	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202
Impact of adopting ASC 326	546	323	2,228	26	1,339	(50)	72	73	(9)	4,548
Provision for credit losses	1,398	2,034	6,698	624	1,915	4	373	(33)	187	13,200
Loans charged-off	(68)	—	—	—	(68)	—	(155)	(18)	(234)	(543)
Recoveries	101	—	1	—	2	—	37	20	51	212
Ending balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619

For the Year Ended December 31, 2019	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$1,751	$1,920	$6,025	$643	$2,868	$631	$565	$238	$10	$14,651
Provision for loan losses	(117)	458	827	(73)	268	(222)	(2)	(41)	152	1,250
Loans charged-off	(86)	—	—	—	(14)	—	(72)	(89)	(192)	(453)
Recoveries	508	—	1	—	3	—	111	89	42	754
Ending balance	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of December 31, 2021:

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$176,972	$31,337	$16,207	$6,449	$3,493	$14,657	$74,364	$323,479
Special mention	—	88	—	—	14	—	—	102
Substandard	—	272	55	192	40	1	—	560
Nonaccrual	14	101	—	22	—	11	—	148
Total commercial and industrial loans	$176,986	$31,798	$16,262	$6,663	$3,547	$14,669	$74,364	$324,289

Charge-offs	$—	$—	$(168)	$(67)	$(115)	$—	$(61)	$(411)
Recoveries	—	—	—	—	—	—	21	21
Current period net	$—	$—	$(168)	$(67)	$(115)	$—	$(40)	$(390)

Construction and development:
Pass	$180,056	$68,765	$20,499	$6,507	$8,235	$13,565	$8,615	$306,242
Special mention	—	—	—	—	944	—	—	944
Substandard	—	—	609	2	—	—	—	611
Nonaccrual	—	—	—	—	—	—	—	—
Total construction and development loans	$180,056	$68,765	$21,108	$6,509	$9,179	$13,565	$8,615	$307,797

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	1	—	1
Current period net	$—	$—	$—	$—	$—	$1	$—	$1

Commercial real estate:
Pass	$134,617	$93,806	$80,733	$59,380	$43,457	$145,477	$16,065	$573,535
Special mention	—	765	—	—	4,550	788	—	6,103
Substandard	—	6,987	—	10,041	12,981	12,553	—	42,562
Nonaccrual	—	—	124	69	32	337	80	642
Total commercial real estate loans	$134,617	$101,558	$80,857	$69,490	$61,020	$159,155	$16,145	$622,842

Charge-offs	$—	$—	$(17)	$(56)	$(472)	$(271)	$—	$(816)
Recoveries	—	—	19	—	11	—	—	30
Current period net	$—	$—	$2	$(56)	$(461)	$(271)	$—	$(786)

Farmland:
Pass	$94,491	$11,868	$8,664	$7,456	$5,191	$11,145	$6,290	$145,105
Special mention	—	—	—	—	—	26	—	26
Substandard	—	—	—	—	—	72	—	72
Nonaccrual	—	195	—	—	—	103	—	298
Total farmland loans	$94,491	$12,063	$8,664	$7,456	$5,191	$11,346	$6,290	$145,501

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Total
1-4 family residential:
Pass	$132,448	$64,590	$43,016	$36,501	$26,987	$91,864	$13,714	$409,120
Special mention	—	—	—	—	—	18	—	18
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	170	—	—	180	58	1,127	—	1,535
Total 1-4 family residential loans	$132,618	$64,590	$43,016	$36,681	$27,045	$93,009	$13,714	$410,673

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$16,663	$4,286	$6,436	$908	$474	$2,113	$91	$30,971
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$16,663	$4,286	$6,436	$908	$474	$2,113	$91	$30,971

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and overdrafts:
Pass	$24,715	$11,589	$4,557	$4,647	$558	$543	$4,478	$51,087
Special mention	76	—	5	—	—	—	—	81
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	56	27	10	62	5	—	—	160
Total consumer loans and overdrafts	$24,847	$11,616	$4,572	$4,709	$563	$543	$4,478	$51,328

Charge-offs	$(285)	$(36)	$(57)	$(32)	$(2)	$(2)	$—	$(414)
Recoveries	61	3	—	8	2	21	—	95
Current period net	$(224)	$(33)	$(57)	$(24)	$—	$19	$—	$(319)

Agricultural:
Pass	$3,557	$1,866	$927	$917	$221	$526	$6,492	$14,506
Special mention	—	—	—	—	13	—	—	13
Substandard	—	14	4	15	39	—	—	72
Nonaccrual	—	—	—	8	—	40	—	48
Total agricultural loans	$3,557	$1,880	$931	$940	$273	$566	$6,492	$14,639

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	8	—	8
Current period net	$—	$—	$—	$—	$—	$8	$—	$8

Total loans:
Pass	$763,519	$288,107	$181,039	$122,765	$88,616	$279,890	$130,109	$1,854,045
Special mention	76	853	5	—	5,521	832	—	7,287
Substandard	—	7,273	668	10,250	13,060	12,626	—	43,877
Nonaccrual	240	323	134	341	95	1,618	80	2,831
Total loans	$763,835	$296,556	$181,846	$133,356	$107,292	$294,966	$130,189	$1,908,040

Charge-offs	$(285)	$(36)	$(242)	$(155)	$(589)	$(273)	$(61)	$(1,641)
Recoveries	61	3	19	8	13	30	21	155
Total current period net (charge-offs) recoveries	$(224)	$(33)	$(223)	$(147)	$(576)	$(243)	$(40)	$(1,486)

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no loans classified in the “doubtful” or “loss” risk rating categories as of December 31, 2021 and 2020.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans, and their impact on the ACL, as of December 31, 2021:

	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$116	$—	$116	$40
Real estate:
Construction and development	609	—	609	207
Commercial real estate	4,319	—	4,319	553
Total	$5,044	$—	$5,044	$800

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

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

December 31, 2021	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$969	$38	$134	$1,141	$323,148	$324,289	$—
Real estate:
Construction and development	885	132	—	1,017	306,780	307,797	—
Commercial real estate	—	360	350	710	622,132	622,842	—
Farmland	114	87	195	396	145,105	145,501	—
1-4 family residential	1,650	123	410	2,183	408,490	410,673	—
Multi-family residential	—	—	—	—	30,971	30,971	—
Consumer	189	113	68	370	50,595	50,965	—
Agricultural	41	8	—	49	14,590	14,639	—
Overdrafts	—	—	—	—	363	363	—
Total	$3,848	$861	$1,157	$5,866	$1,902,174	$1,908,040	$—

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 31, 2020	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$385	$25	$22	$432	$445,339	$445,771	$—
Real estate:
Construction and development	256	—	—	256	270,151	270,407	—
Commercial real estate	1,094	—	10,105	11,199	583,017	594,216	—
Farmland	117	3	—	120	78,388	78,508	—
1-4 family residential	2,097	556	127	2,780	386,316	389,096	—
Multi-family residential	—	—	—	—	21,701	21,701	—
Consumer	383	124	97	604	50,440	51,044	—
Agricultural	50	46	45	141	15,593	15,734	—
Overdrafts	—	—	—	—	342	342	—
Total	$4,382	$754	$10,396	$15,532	$1,851,287	$1,866,819	$—

The following table presents information regarding nonaccrual loans as of:

	2021	2020
Commercial and industrial	$148	$27
Real estate:
Commercial real estate	642	10,604
Farmland	298	115
1-4 family residential	1,535	1,667
Consumer and overdrafts	160	212
Agricultural	48	80
Total	$2,831	$12,705

If interest on nonaccrual loans had been accrued, such income would have been approximately $141 and $821 for the years ended December 31, 2021 and 2020, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring in which a bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.

There was one loan modified as a TDR during the year ended December 31, 2021. No TDRs subsequently defaulted during 2021 or 2020, and the TDRs described above did not increase the allowance for credit losses and did not result in any charge-offs during years ended December 31, 2021 and 2020.

The following tables present loans, by class, modified as a TDR during the years ended December 31, 2021, 2020 and 2019:

December 31, 2021	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	1	$17	$14
Total	1	$17	$14

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 31, 2020	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Construction and development	2	$1,289	$1,081
Commercial and industrial	1	129	85
Commercial real estate	1	1,017	670
Total	4	$2,435	$1,836

December 31, 2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate	4	$1,017	$670
Total	4	$1,017	$670

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment balances, by type, were as follows:

	December 31, 2021	December 31, 2020
Land	$10,760	$10,944
Building and improvements	59,613	58,569
Furniture, fixtures and equipment	20,221	19,641
Automobiles	434	400
	91,028	89,554
Less: accumulated depreciation	37,558	34,342
	$53,470	$55,212

NOTE 5 - GOODWILL

Changes in the carrying amount of goodwill in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2021	2020
Beginning of year	$32,160	$32,160
Effect of acquisitions	—	—
End of year	$32,160	$32,160

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 6 - CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of core deposit intangibles in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2021	2020
Beginning of year	$2,999	$3,853
Amortization	(686)	(854)
End of year	$2,313	$2,999

Accumulated amortization was $6,218 and $5,532 at December 31, 2021 and 2020, respectively. Amortization expense related to core deposit intangibles was $686, $854 and $853 during the years ended December 31, 2021, 2020 and 2019, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2021 was as follows:

Year Ended December 31,	Amount
2022	$453
2023	441
2024	424
2025	316
2026	272
Thereafter	407
$2,313

NOTE 7 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits, by type of account, were as follows as of:

	December 31, 2021	December 31, 2020
NOW accounts	$293,948	$259,357
Savings and money market accounts	1,032,698	868,643
Time deposits $250,000 or less	218,389	245,796
Time deposits greater than $250,000	111,274	132,854
	$1,656,309	$1,506,650

Year-end maturities of time deposits, as of December 31, 2021, were as follows:

Year Ended December 31,	Amount
2022	$278,312
2023	33,967
2024	8,531
2025	2,660
2026	6,193
Thereafter	—
$329,663

Deposits of executive officers, directors and significant shareholders at December 31, 2021 and 2020 totaled $47,318 and $46,192, respectively.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 8 - BORROWED MONEY

Federal Home Loan Bank (FHLB) advances, as of December 31, 2021, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2022	0.22%	$41,500
2024	1.76%	6,000
		$47,500

There are no fixed rate advances, with monthly principal and interest payments outstanding as of December 31, 2021.

The Company has an unsecured $25,000 revolving line of credit with a correspondent bank that bears interest at the greater of (i) the prime rate, which was 3.25% at December 31, 2021, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2022. Under the terms of the line of credit, the Company agreed not to pledge or grant a lien or security interest in the stock of the Bank or in any other assets without prior consent of the lender. As of December 31, 2021, there was a $5,000 outstanding balance on the line of credit. To be in compliance with the loan covenants, the Bank is required to maintain no less than a 10% total risk-based capital ratio, must maintain no less than $85,000 in tangible net worth, the ratio of non-performing assets to equity plus allowance for loan losses must not exceed 15%, the cash flow coverage must be greater than 1.25 times, the ratio of other additional debt to total assets must not exceed 15%, and the Company is limited to acquiring additional debt of no more than $500 without prior approval. The Company is in compliance with all loan covenants.

NOTE 9 - SUBORDINATED DEBENTURES

Subordinated debentures were made up of the following as of:

	December 31, 2021	December 31, 2020
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Other debentures	9,500	9,500
	$19,810	$19,810

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

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at December 31, 2021. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

With certain exceptions, the amounts of the principal and any accrued and unpaid interest on the Debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. Interest on the Debentures is payable quarterly. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity for each of the Debentures.

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

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. $500 matured in November of 2020 and $9,500 remains as of December 31, 2021. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The scheduled principal payments and weighted average rates of other debentures are as follows:

Year	Current Weighted Average Rate	Principal Due
2022	2.45%	$2,000
2023	2.85%	3,500
2024	3.74%	4,000
		$9,500

NOTE 10 – EQUITY AWARDS

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date, for the years ended December 31:

	2021	2020	2019
Risk-free interest rate	0.98%	0.79%	2.11%
Expected term (in years)	6.50	6.50	6.50
Expected stock price volatility	23.98%	22.26%	19.89%
Dividend yield	2.35%	2.56%	2.36%

A summary of stock option activity in the Plan during the years ended December 31, 2021 and 2020 follows:

2021	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	506,200	$26.81	5.82	$1,805
Effect of 10% stock dividend	50,770
Granted	58,000	34.30	9.67	112
Exercised	(89,870)	22.47	3.31	1,273
Forfeited	(22,320)	26.16	6.96	222
Balance, December 31, 2021	502,780	$25.77	5.59	$5,936

Exercisable at end of period	295,696	$24.09	4.40	$3,989

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2020	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	508,000	$26.68	6.24	$3,159
Granted	74,000	28.67	9.57	145
Exercised	(26,600)	24.00	1.79	158
Forfeited	(49,200)	29.71	7.58	84
Balance, December 31, 2020	506,200	$26.81	5.82	$1,805

Exercisable at end of period	291,520	$25.63	4.74	$1,339

A summary of nonvested stock option activity in the Plan during the years ended December 31, 2021 and 2020 follows:

2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	214,680	$4.46
Effect of 10% stock dividend	23,218
Granted	58,000	5.92
Vested	(76,494)	5.39
Forfeited	(12,320)	6.99
Balance, December 31, 2021	207,084	$5.23

2020	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	251,120	$4.97
Granted	74,000	4.46
Vested	(71,040)	5.79
Forfeited	(39,400)	2.19
Balance, December 31, 2020	214,680	$4.46

Information related to stock options in the Plan is as follows for the years ended:

	2021	2020	2019
Intrinsic value of options exercised	$1,273	$158	$314
Cash received from options exercised	2,019	638	925
Weighted average fair value of options granted	5.92	4.46	4.97

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Stock Awards and Units

A summary of restricted stock activity in the Plan during the years ended December 31, 2021 and 2020 follows:

2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	35,300	$29.72
Effect of 10% stock dividend	3,530
Granted	3,500	33.09
Vested	(12,140)	27.05
Balance, December 31, 2021	30,190	$27.52

2020	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	31,459	$30.29
Granted	19,500	29.32
Vested	(15,179)	30.33
Forfeited	(480)	31.57
Balance, December 31, 2020	35,300	$29.72

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of December 31, 2021, there was $1,748 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.08 years.

The Company granted options and restricted stock under the Plan during both 2021 and 2020. Expense of $733, $749 and $663 was recorded during the years ended December 31, 2021, 2020 and 2019, respectively, which represents the fair value of shares vested during those periods.

NOTE 11 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the years ended December 31, 2021, 2020 and 2019 totaled $1,455, $1,330 and $1,270, respectively.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the Guaranty common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of December 31, 2021, the number of shares held by the KSOP was 1,254,757. There were no unallocated shares to plan participants as of December 31, 2021, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $37,141 and $35,510

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

as of December 31, 2021 and 2020, respectively. A gain of $277 was included in other income in the Company's consolidated statement of earnings, from $464 in proceeds received from these life insurance policies resulting from the death of a former bank officer for the year ended December 31, 2021. No such gains were recorded during the years ended December 31, 2020 and 2019.

Expense related to these plans totaled $738, $592 and $602 for the years ended December 31, 2021, 2020 and 2019, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $4,969 and $4,383 as of December 31, 2021 and 2020, respectively, and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the years ended December 31, 2021, 2020 and 2019 totaled $4,867, $3,164 and $3,265, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 12 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 14 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of December 31, 2021, operating lease right-of-use assets were $14,376 and liabilities were $14,882, and as of December 31, 2020, lease assets and liabilities were $13,291 and $13,539, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the years ended December 31, 2021, 2020 and 2019 was approximately $2,278, $1,954 and $1,881, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	December 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$14,376	$13,291
Operating lease liabilities	14,882	13,539

Weighted average remaining lease term
Operating leases	8 years	9 years
Weighted average discount rate
Operating leases	1.95%	2.19%

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2026 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of December 31, 2021, are as follows:

Year Ended December 31,	Amount
2022	$2,155
2023	2,093
2024	2,039
2025	1,870
2026	1,642
Thereafter	5,855
Total lease payments	15,654
Less: interest	(772)
Present value of lease liabilities	$14,882

NOTE 13 - INCOME TAXES

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminated the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduces certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changed U.S. tax law related to foreign operations; however, such changes do not currently impact us.

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

The consolidated provision for income taxes was as follows as of December 31:

	2021	2020	2019
Current federal tax expense	$8,893	$10,542	$6,097
Deferred federal tax benefit	(143)	(4,647)	(319)
Total	$8,750	$5,895	$5,778

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis as of December 31:

	2021	2020	2019
Federal statutory income tax at 21%	$10,197	$6,992	$6,732
Tax exempt interest income	(1,043)	(1,065)	(1,027)
Earnings of bank owned life insurance	(235)	(182)	(192)
Nondeductible expenses	180	356	462
Other	(349)	(206)	(197)
Total	$8,750	$5,895	$5,778

The following table summarizes the components of our deferred tax assets and liabilities as of December 31, 2021 and 2020. Our net deferred tax assets are included in other assets in the accompanying consolidated balance sheets.

	2021	2020
Deferred tax assets:
Allowance for credit losses	$6,391	$7,060
Deferred compensation	1,043	920
Bonus accrual	499	422
Deferred loan fees, net	253	259
Accretion of acquisition allowance	72	112
Other real estate owned	—	2
Other	397	437
Total deferred tax assets	8,655	9,212
Deferred tax liabilities:
Unrealized gain on available for sale securities	(122)	(3,717)
Premises and equipment	(2,138)	(2,721)
Prepaid expenses	(306)	(343)
Intangibles	(266)	(350)
Other	(46)	(42)
Total deferred tax liabilities	(2,878)	(7,173)
Net deferred tax asset	$5,777	$2,039

NOTE 14 - NONINTEREST INCOME AND NONINTEREST EXPENSE

Other operating income consisted of the following for the years ended December 31:

	2021	2020	2019
Service charges	$3,772	$3,064	$3,715
Net realized loss on securities transactions	—	—	(22)
Net realized gain on sale of loans	5,528	6,834	2,850
Fiduciary and custodial income	2,333	2,012	1,760
Bank-owned life insurance income	840	838	774
Merchant and debit card fees	6,717	5,515	4,264
Loan processing fee income	669	628	590
Warehouse lending fees	812	957	679
Mortgage fee income	612	771	323
Other noninterest income	3,293	2,418	2,029
Total	$24,576	$23,037	$16,962

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Other operating expense consisted of the following for the years ended December 31:

	2021	2020	2019
Employee compensation and benefits	$42,345	$37,193	$35,907
Occupancy expenses	10,944	10,220	9,834
Legal and professional fees	2,599	2,650	2,610
Software and technology	4,594	4,104	3,341
Amortization	1,154	1,349	1,378
Director and committee fees	823	846	873
Advertising and promotions	1,758	1,498	1,655
ATM and debit card expense	2,445	1,951	1,347
Telecommunication expense	807	864	676
FDIC insurance assessment fees	851	821	173
Other noninterest expense	4,958	5,026	4,731
Total	$73,278	$66,522	$62,525

NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company entered into interest rate swaps to receive payments at a fixed rate in exchange for paying a floating rate on the debentures discussed in Note 9. Management believed that entering into the interest rate swaps exposed the Company to variability in their fair value due to changes in the level of interest rates. It was the Company’s objective to hedge the change in fair value of floating rate debentures at coverage levels that were appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in the liability to other liabilities of the Company. During the quarter ended September 30, 2021, Guaranty terminated these interest rate swaps with notional amounts totaling $5,000 as of December 31, 2021, as the risk exposure declined to acceptable levels. The swaps were cancelled at an expense of $466, which is included in non-interest expense in the Consolidated Statement of Earnings.

The Company also entered into interest rate swaps to receive payments at a floating rate in exchange for paying a fixed rate, the objective of which is to reduce the overall cost of short-term 3-month FHLB advances that will be renewed consistent with the reset terms on the interest rate swap and that are included in the amounts in Note 8. Interest rate swaps with notional amounts totaling $40,000 as of December 31, 2021 and 2020 were designated as cash flow hedges of the FHLB advances.

The aggregate fair value of the swaps is recorded in accrued interest and other liabilities within the Company’s consolidated balance sheets with changes in fair value recorded in other comprehensive income.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures and FHLB advances was as follows as of:

December 31, 2021
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses (Gains)
$15,000	0.668%	3 month LIBOR	3/18/2020	1.22	$8
15,000	0.790%	3 month LIBOR	3/18/2020	3.22	(184)
10,000	0.530%	3 month LIBOR	3/23/2020	1.23	(12)

December 31, 2020
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses
$2,000	5.979%	3 month LIBOR plus 1.67%	10/1/2016	5.25	$408
3,000	7.505%	3 month LIBOR plus 3.35%	10/30/2012	1.83	221
15,000	0.668%	3 month LIBOR	3/18/2020	2.22	159
15,000	0.790%	3 month LIBOR	3/18/2020	4.22	288
10,000	0.530%	3 month LIBOR	3/23/2020	2.23	75

Interest expense recorded on these swap transactions totaled $607, $747 and $648 during the years ended December 31, 2021, 2020 and 2019, respectively. This expense is reported as a component of interest expense on the debentures and the FHLB advances and federal funds purchased. At December 31, 2021, the Company expected none of the unrealized gain to be reclassified as a reduction of interest income during 2022.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL as of December 31, 2021 and 2020.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2021 and 2020, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	2021	2020
Commitments to extend credit	$405,269	$324,276
Letters of credit	8,357	8,488

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At December 31, 2021, the Company had letters of credit of $35,833 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 17 - REGULATORY MATTERS

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of December 31, 2021 and 2020, that the Bank met all capital adequacy requirements to which it was subject.

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

As of December 31, 2021 and 2020, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2021 that management believes have changed the Company’s category.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier 1 capital as of December 31, 2021 and 2020. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital to risk-weighted assets:
Consolidated	$297,370	14.51%	$163,986	8.00%	$215,232	10.50%	n/a
Bank	311,335	15.19%	163,936	8.00%	215,166	10.50%	$204,920	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	271,696	13.25%	122,990	6.00%	174,235	8.50%	n/a
Bank	285,661	13.94%	122,952	6.00%	174,182	8.50%	163,936	8.00%
Tier 1 capital to average assets:(1)
Consolidated	271,696	9.18%	118,369	4.00%	118,369	4.00%	n/a
Bank	285,661	9.66%	118,345	4.00%	118,345	4.00%	147,931	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	261,386	12.75%	92,242	4.50%	143,488	7.00%	n/a
Bank	285,661	13.94%	92,214	4.50%	143,444	7.00%	133,198	6.50%

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Dividends paid by Guaranty are mainly provided by dividends from its subsidiaries. However, certain regulatory restrictions exist regarding the ability of its bank subsidiary to transfer funds to Guaranty in the form of cash dividends, loans or advances. The amount of dividends that a subsidiary bank organized as a national banking association, such as the Bank, may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. As of December 31, 2021, the Bank had $44,273 available for payment of dividends. Dividends are paid quarterly, and $9,663 in dividends were paid during the year ended December 31, 2021.
NOTE 18 - CONCENTRATIONS OF CREDIT RISK

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

NOTE 19 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase were $14,151 and $15,631 as of December 31, 2021 and 2020, respectively, and are secured by mortgage-backed securities and collateralized mortgage obligations.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows as of December 31:

	2021	2020
Average balance during the year	$14,812	$18,115
Average interest rate during the year	0.11%	0.18%
Maximum month-end balance during the year	$36,322	$21,400
Weighted average interest rate at year-end	0.76%	0.19%

NOTE 20 - RELATED PARTIES

As more fully described in Note 3, Note 7 and Note 9, the company has entered into loans, deposits and debenture transactions with related parties. Management believes the transactions entered into with related parties are in the ordinary course of business and are on terms similar to transitions with unaffiliated parties.

NOTE 21 - FAIR VALUE

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$221,308	$—	$221,308	$—
Collateralized mortgage obligations	74,992	—	74,992	—
Corporate bonds	35,935	—	35,935	—
U.S. government agencies	9,971	—	9,971	—
Loans held for sale	4,129	—	—	4,129
Cash surrender value of life insurance	37,141	—	37,141	—
SBA servicing assets	877	—	—	877
Derivative instrument assets	(196)	—	(196)	—
Derivative instrument liabilities	8	—	8	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	4,244	—	—	4,244

December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets (liabilities) at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$107,164	$—	$107,164	$—
Collateralized mortgage obligations	66,945	—	66,945	—
Municipal securities	175,704	—	175,704	—
Corporate bonds	30,982	—	30,982	—
Loans held for sale	5,542	—	—	5,542
Cash surrender value of life insurance	35,510	—	35,510	—
SBA servicing assets	763	—	—	763
Derivative instrument assets	629	—	629	—
Derivative instrument liabilities	(1,151)	—	(1,151)	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	8,427	—	—	8,427

There were no transfers between Level 2 and Level 3 during the years December 31, 2021 or 2020.

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis during the years ended December 31, 2021 and 2020 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents foreclosed assets that were remeasured and recorded at fair value as of:

	2021	2020	2019
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$42	$147
Charge-offs recognized in the allowance for credit losses	—	(9)	(11)
Fair value of other real estate owned remeasured at initial recognition	$—	$33	$136

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$62	$35
Write-downs included in collection and other real estate owned expense	—	(1)	(10)
Fair value of other real estate owned remeasured subsequent to initial recognition	$—	$61	$25

There were no nonrecurring Level 3 fair value measurements as of December 31, 2021. The following table presents quantitative information about nonrecurring Level 3 fair value measurements as of December 31, 2020:

December 31, 2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$404	Appraisal value of collateral	Selling costs or other normal adjustments	10%-20% (16%)

The following tables present information on individually evaluated collateral dependent loans as of December 31, 2021 and 2020:

	Fair Value Measurements Using
December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$76	$76
Real estate:
Construction and development	—	—	402	402
Commercial real estate	—	—	3,766	3,766
Overdrafts
Total	$—	$—	$4,244	$4,244

	Fair Value Measurements Using
December 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$85	$85
Real estate:
Construction and development	—	—	401	401
Commercial real estate	—	—	7,941	7,941
Total	$—	$—	$8,427	$8,427

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of December 31, 2021 and 2020, are as follows:

	Fair value measurements as of December 31, 2021 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$499,605	$499,605	$—	$—	$499,605
Marketable securities held to maturity	184,263	—	192,472	—	192,472
Loans, net	1,876,076	—	—	1,883,756	1,883,756
Accrued interest receivable	8,901	—	8,901	—	8,901
Nonmarketable equity securities	15,344	—	15,344	—	15,344
Financial liabilities:
Deposits	$2,670,827	$2,341,048	$330,356	$—	$2,671,404
Securities sold under repurchase agreements	14,151	—	14,151	—	14,151
Accrued interest payable	481	—	481	—	481
Federal Home Loan Bank advances	47,500	—	47,501	—	47,501
Subordinated debentures	19,810	—	17,833	—	17,833

	Fair value measurements as of December 31, 2020 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$351,791	$351,791	$—	$—	$351,791
Loans, net	1,831,737	—	—	1,846,868	1,846,868
Accrued interest receivable	9,834	—	9,834	—	9,834
Nonmarketable equity securities	14,095	—	14,095	—	14,095
Financial liabilities:
Deposits	$2,286,390	$1,907,587	$380,570	$—	$2,288,157
Securities sold under repurchase agreements	15,631	—	15,631	—	15,631
Accrued interest payable	804	—	804	—	804
Federal Home Loan Bank advances	109,101	—	109,381	—	109,381
Subordinated debentures	19,810	—	17,406	—	17,406

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

NOTE 22 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following are changes in accumulated other comprehensive income (loss) by component, net of tax, for the year ending December 31, 2021:

	Losses on Cash Flow Hedges	Unrealized (Losses) and Gains on Available for Sale Securities	Unrealized (Losses) and Gains on Held to Maturity Securities	Total
Beginning balance	$(1,151)	$10,780	$—	$9,629
Other comprehensive income (loss) before reclassification and tax effect	873	(6,884)	(1,374)	(7,385)
Tax effect	—	1,446	2,149	3,595
Amounts reclassified from accumulated other comprehensive loss	466	—	—	466
Net current period other comprehensive income (loss)	1,339	(5,438)	775	(3,324)
Ending balance	$188	$5,342	$775	$6,305

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ended December 31, 2020:

	Losses on Cash Flow Hedges	Unrealized (Losses) and Gains on Available for Sale Securities	Unrealized (Losses) and Gains on Held to Maturity Securities	Total
Beginning balance	$(526)	$(1,221)	$(46)	$(1,793)
Other comprehensive income (loss) before tax effect	(625)	15,194	46	14,615
Tax effect	—	(3,193)	—	(3,193)
Net current period other comprehensive income (loss)	(625)	12,001	46	11,422
Ending balance	$(1,151)	$10,780	$—	$9,629

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no amounts reclassified out of accumulated other comprehensive income (loss) for the year ended December 31, 2020.

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ended December 31, 2019:

	(Losses) and Gains on Cash Flow Hedges	Unrealized Losses on Available for Sale Securities	Unrealized (Losses) and Gains on Held to Maturity Securities	Total
Beginning balance	$(393)	$(8,705)	$(64)	$(9,162)
Other comprehensive income (loss) before reclassification	(133)	7,467	18	7,352
Amounts reclassified from accumulated other comprehensive loss	—	17	—	17
Net current period other comprehensive income (loss)	(133)	7,484	18	7,369
Ending balance	$(526)	$(1,221)	$(46)	$(1,793)

The following are amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2019:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized gain on available for sale securities	$22	Net realized gain on sale of securities transactions
	(5)	Tax effect
	$17	Net of Tax

NOTE 23 - EARNINGS PER SHARE

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The computations of basic and diluted earnings per share for the Company were as follows (in thousands except per share amounts) as of December 31:

	2021	2020	2019
Numerator:
Net earnings (basic)	$39,806	$27,402	$26,279
Net earnings (diluted)	$39,806	$27,402	$26,279

Denominator:
Weighted-average shares outstanding (basic)*	12,065,182	12,219,420	12,802,787
Effect of dilutive securities:
Common stock equivalent shares from stock options*	146,576	36,059	72,822
Weighted-average shares outstanding (diluted)*	12,211,758	12,255,480	12,875,609

Net earnings per share
Basic	$3.30	$2.25	$2.05
Diluted	$3.26	$2.24	$2.05

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

NOTE 24 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Guaranty Bancshares, Inc. follows:

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$2,709	$1,227
Investment in banking subsidiaries	326,489	305,926
Other assets	627	451
Total assets	$329,825	$307,604

LIABILITIES AND EQUITY
Line of credit	$5,000	$12,000
Subordinated debentures	19,810	19,810
Accrued expenses and other liabilities	2,801	3,151
Shareholders’ equity	302,214	272,643
Total liabilities and shareholders’ equity	$329,825	$307,604

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Interest income	$7	$10	$15
Dividends from Guaranty Bank & Trust	18,000	—	23,000
	18,007	10	23,015
Expenses
Interest expense	916	939	653
Other expenses	2,520	2,000	1,819
	3,436	2,939	2,472
Income (loss) before income tax and equity in undistributed income of subsidiary	14,571	(2,929)	20,543
Income tax benefit	718	574	639
Income (loss) before equity in undistributed earnings of subsidiary	15,289	(2,355)	21,182
Equity in undistributed earnings of subsidiary	24,517	29,757	5,097
Net earnings	$39,806	$27,402	$26,279
Comprehensive income	$36,482	$38,824	$33,648

	2021	2020	2019
Cash flows from operating activities
Net earnings	$39,806	$27,402	$26,279
Adjustments:
Equity in undistributed subsidiary earnings	(24,517)	(29,757)	(5,097)
Stock based compensation	733	749	663
Change in other assets	(176)	18	85
Change in other liabilities	44	(673)	503
Net cash (used in) provided by operating activities	15,890	(2,261)	22,433

Cash flows from investing activities
Net cash provided by investing activities	—	—	—

Cash flows from financing activities
Proceeds of borrowings	10,000	40,000	—
Repayments of borrowings	(17,000)	(19,000)	(2,000)
Purchase of treasury stock	—	(16,927)	(10,140)
Exercise of stock options	2,019	638	925
Cash dividends paid	(9,427)	(8,487)	(8,065)
Net cash used in financing activities	(14,408)	(3,776)	(19,280)

Net change in cash and cash equivalents	1,482	(6,037)	3,153
Beginning cash and cash equivalents	1,227	7,264	4,111
Ending cash and cash equivalents	$2,709	$1,227	$7,264