Form 10-Q
period 2022-03-31
GUARANTY BANCSHARES INC /TX/
filed 2022-05-09
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of May 2, 2022, there were 12,000,490 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$58,788	$42,979
Federal funds sold	139,300	431,975
Interest-bearing deposits	24,003	24,651
Total cash and cash equivalents	222,091	499,605
Securities available for sale	306,704	342,206
Securities held to maturity	494,289	184,263
Loans held for sale	1,166	4,129
Loans, net of allowance for credit losses of $29,096 and $30,433, respectively	1,983,449	1,876,076
Accrued interest receivable	8,961	8,901
Premises and equipment, net	54,316	53,470
Cash surrender value of life insurance	37,352	37,141
Core deposit intangible, net	2,199	2,313
Goodwill	32,160	32,160
Other assets	47,142	45,806
Total assets	$3,189,829	$3,086,070
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$1,065,789	$1,014,518
Interest-bearing	1,731,621	1,656,309
Total deposits	2,797,410	2,670,827
Securities sold under agreements to repurchase	11,090	14,151
Accrued interest and other liabilities	27,803	26,568
Line of credit	—	5,000
Federal Home Loan Bank advances	7,500	47,500
Subordinated debt	54,146	19,810
Total liabilities	2,897,949	2,783,856
Commitments and contingencies (see Note 11)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,138,978 shares issued, and 12,066,480 and 12,122,717 shares outstanding, respectively	14,139	14,139
Additional paid-in capital	225,700	225,544
Retained earnings	115,727	107,645
Treasury stock, 2,072,498 and 2,016,261 shares at cost	(53,412)	(51,419)
Accumulated other comprehensive (loss) income	(10,872)	6,305
Equity attributable to Guaranty Bancshares, Inc.	291,282	302,214
Noncontrolling interest	598	—
Total equity	291,880	302,214
Total liabilities and equity	$3,189,829	$3,086,070

See accompanying notes to consolidated financial statements.

1.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income
Loans, including fees	$22,272	$24,195
Securities
Taxable	1,953	1,052
Nontaxable	1,150	1,039
Federal funds sold and interest-bearing deposits	518	227
Total interest income	25,893	26,513

Interest expense
Deposits	1,242	1,603
FHLB advances and federal funds purchased	46	99
Subordinated debt	246	188
Other borrowed money	36	132
Total interest expense	1,570	2,022

Net interest income	24,323	24,491
(Reversal of) provision for credit losses	(1,250)	—
Net interest income after provision for credit losses	25,573	24,491

Noninterest income
Service charges	976	829
Net realized gain on sale of loans	905	1,398
Merchant and debit card fees	1,611	1,506
Other income	2,987	2,386
Total noninterest income	6,479	6,119

Noninterest expense
Employee compensation and benefits	11,532	9,943
Occupancy expenses	2,711	2,687
Other expenses	4,836	4,682
Total noninterest expense	19,079	17,312

Income before income taxes	12,973	13,298
Income tax provision	2,235	2,336
Net earnings	$10,738	$10,962
Basic earnings per share	$0.89	$0.91
Diluted earnings per share	$0.88	$0.90

See accompanying notes to consolidated financial statements.

2.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net earnings	$10,738	$10,962
Other comprehensive loss:
Unrealized losses on securities, net of tax	(16,989)	(2,235)

Unrealized (losses) gains on interest rate swaps:
Unrealized holding gains arising during the period	497	449
Reclassification of realized gains on interest rate swap termination from accumulated other comprehensive income	(685)	—
Unrealized (losses) gains on interest rate swaps	(188)	449

Total other comprehensive loss	(17,177)	(1,786)

Comprehensive (loss) income	$(6,439)	$9,176

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
For the Three Months Ended March 31, 2022
Balance at December 31, 2021	$—	$14,139	$225,544	$107,645	$(51,419)	$6,305	$—	$302,214
Net earnings	—	—	—	10,738	—	—	—	10,738
Other comprehensive loss	—	—	—	—	—	(17,177)	—	(17,177)
Purchase of treasury stock	—	—	—	—	(1,993)	—	—	(1,993)
Stock based compensation	—	—	156	—	—	—	—	156
Cash dividends:
Common - $0.22 per share	—	—	—	(2,656)	—	—	—	(2,656)
Equity attributable to Guaranty Bancshares, Inc. at March 31, 2022	$—	$14,139	$225,700	$115,727	$(53,412)	$(10,872)	$—	$291,282
Contributions from noncontrolling interest	—	—	—	—	—	—	598	598
Total equity at March 31, 2022	$—	$14,139	$225,700	$115,727	$(53,412)	$(10,872)	$598	$291,880

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
For the Three Months Ended March 31, 2021
Balance at December 31, 2020	$—	$12,952	$188,032	$113,449	$(51,419)	$9,629	$272,643
Net earnings	—	—	—	10,962	—	—	10,962
Other comprehensive loss	—	—	—	—	—	(1,786)	(1,786)
10% stock dividend	—	1,094	34,853	(35,947)	—	—	—
Exercise of stock options	—	24	503	—	—	—	527
Stock based compensation	—	—	162	—	—	—	162
Cash dividends:
Common - $0.20 per share	—	—	—	(2,411)	—	—	(2,411)
Balance at March 31, 2021	$—	$14,070	$223,550	$86,053	$(51,419)	$7,843	$280,097

See accompanying notes to consolidated financial statements.

4.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2022	2021
Cash flows from operating activities
Net earnings	$10,738	$10,962
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,069	1,108
Amortization	219	343
Deferred taxes	(4,188)	(221)
Premium amortization, net of discount accretion	1,399	1,056
Gain on sale of loans	(905)	(1,398)
Reversal of provision for credit losses	(1,250)	—
Origination of loans held for sale	(25,758)	(32,850)
Proceeds from loans held for sale	29,626	35,127
Write-down of other real estate and repossessed assets	—	2
Net gain on sale of premises, equipment, other real estate owned and other assets	(39)	(50)
Stock based compensation	156	162
Net change in accrued interest receivable and other assets	6,792	(7,406)
Net change in accrued interest payable and other liabilities	804	3,049
Net cash provided by operating activities	$18,663	$9,884

Cash flows from investing activities
Securities available for sale:
Purchases	$—	$(50,604)
Proceeds from maturities and principal repayments	14,431	19,776
Securities held to maturity:
Purchases	(915,587)	—
Proceeds from maturities and principal repayments	603,937	—
Net originations of loans	(106,123)	(45,685)
Purchases of premises and equipment	(1,685)	(799)
Proceeds from BOLI death benefit	—	464
Proceeds from sale of premises, equipment, other real estate owned and other assets	72	115
Net cash used in investing activities	$(404,955)	$(76,733)

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2022	2021
Cash flows from financing activities
Net change in deposits	$126,920	$188,820
Net change in securities sold under agreements to repurchase	(3,061)	8,376
Proceeds from FHLB advances	—	40,000
Repayment of FHLB advances	(40,000)	(100,005)
Proceeds from line of credit	1,000	3,000
Repayment of line of credit	(6,000)	—
Proceeds from issuance of subordinated debt	34,336	—
Purchase of treasury stock	(1,993)	—
Exercise of stock options	—	527
Cash dividends paid	(2,424)	(2,188)
Net cash provided by financing activities	$108,778	$138,530
Net change in cash and cash equivalents	(277,514)	71,681
Cash and cash equivalents at beginning of period	499,605	351,791
Cash and cash equivalents at end of period	$222,091	$423,472

Supplemental disclosures of cash flow information
Interest paid	$1,460	$2,067

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,656	$2,411
Lease right of use assets obtained in exchange for lease liabilities	—	1,384
Transfer of loans to other real estate owned and repossessed assets	—	437
Contributions from noncontrolling interest	598	—
Stock dividend	—	35,947

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

Principles of Consolidation: The consolidated financial statements in this Quarterly Report on Form 10-Q (this “Report”) include the accounts of Guaranty, the Bank and indirect subsidiaries that are wholly-owned or controlled. Subsidiaries that are less than wholly owned are fully consolidated if they are controlled by Guaranty or one of its subsidiaries, and the portion of any subsidiary not owned by Guaranty is reported as noncontrolling interest. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank has seven wholly-owned or controlled non-bank subsidiaries, Guaranty Company, Inc., G B COM, INC., 2800 South Texas Avenue LLC, Pin Oak Realty Holdings, Inc., Pin Oak Asset Management, LLC, White Oak Aviation, LLC and Caliber Guaranty Private Account, LLC, the entity representing noncontrolling interest in the consolidated financial statements. The accounting and financial reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

Basis of Presentation: The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2021, included in Guaranty’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Recent Accounting Pronouncements: In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, "Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). ASU 2022-02 eliminates the current guidance on troubled debt restructurings ("TDRs"), enhances current and introduces new disclosure requirements related to loan modifications. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022. The Company has the option to early adopt, and is in the process of evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

(Continued)

7.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Subsequent Events: On May 2, 2022, the Capital Trust II subordinated debentures described in Note 5 were redeemed for $3,093.

On April 21, 2022, the Company announced the adoption of a new stock repurchase program that authorized the repurchase of up to 1,000,000 shares of the Company's common stock.

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of March 31, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$10,012	$—	$731	$9,281
Corporate bonds	35,055	86	645	34,496
Mortgage-backed securities	212,489	131	14,728	197,892
Collateralized mortgage obligations	69,090	62	4,117	65,035
Total available for sale	$326,646	$279	$20,221	$306,704

Held to maturity:
Treasury securities	$271,098	$—	$1,169	$269,929
Municipal securities	190,904	1,997	3,060	189,841
Mortgage-backed securities	32,287	—	1,534	30,753
Total held to maturity	$494,289	$1,997	$5,763	$490,523

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$10,013	$—	$42	$9,971
Corporate bonds	35,080	940	85	35,935
Mortgage-backed securities	221,610	1,477	1,779	221,308
Collateralized mortgage obligations	74,925	971	904	74,992
Total available for sale	$341,628	$3,388	$2,810	$342,206

Held to maturity:
Municipal securities	$181,310	$8,364	$118	$189,556
Mortgage-backed securities	2,953	—	37	2,916
Total held to maturity	$184,263	$8,364	$155	$192,472

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains at the date of transfer are retained in other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive (loss) income in the accompanying balance sheets totaled $8,084 at March 31, 2022, and $8,860 at December 31, 2021. This amount will be amortized out of accumulated other comprehensive (loss) income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of March 31, 2022 or December 31, 2021.

(Continued)

8.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Information pertaining to securities with gross unrealized losses as of March 31, 2022 and December 31, 2021, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2022	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$(731)	$9,281	$—	$—	$(731)	$9,281
Corporate bonds	(645)	23,336	—	—	(645)	23,336
Mortgage-backed securities	(12,285)	168,057	(2,443)	22,846	(14,728)	190,903
Collateralized mortgage obligations	(4,117)	56,020	—	—	(4,117)	56,020
Total available for sale	$(17,778)	$256,694	$(2,443)	$22,846	$(20,221)	$279,540

Held to maturity:
Treasury securities	$(1,169)	$269,929	$—	$—	(1,169)	269,929
Municipal securities	(2,333)	41,962	(727)	2,347	(3,060)	44,309
Mortgage-backed securities	(1,534)	30,753	—	—	(1,534)	30,753
Total held to maturity	$(5,036)	$342,644	$(727)	$2,347	$(5,763)	$344,991

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2021	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$(42)	$9,971	$—	$—	$(42)	$9,971
Corporate bonds	(85)	11,418	—	—	(85)	11,418
Mortgage-backed securities	(1,383)	144,367	(396)	11,317	(1,779)	155,684
Collateralized mortgage obligations	(904)	40,172	—	—	(904)	40,172
Total available for sale	$(2,414)	$205,928	$(396)	$11,317	$(2,810)	$217,245

Held to maturity:
Municipal securities	$(37)	$7,772	$(81)	$2,996	$(118)	$10,768
Mortgage-backed securities	(37)	2,916	—	—	(37)	2,916
Total held to maturity	$(74)	$10,688	$(81)	$2,996	$(155)	$13,684

There were 152 investments in an unrealized loss position, of which 79 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses as of March 31, 2022. The available for sale securities in a loss position were composed of U.S. government agencies, corporate bonds, collateralized mortgage obligations and mortgage-backed securities. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. Government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of March 31, 2022 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under CECL. As of March 31, 2022, our held to maturity securities consisted of municipal bonds, treasury securities and mortgage-backed securities issued by the U.S. Government and its agencies. With regard to the treasuries and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, no allowance for credit losses has been recorded for these securities.

Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

As of March 31, 2022, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of total equity attributable to Guaranty Bancshares, Inc.

Securities with fair values of approximately $349,612 and $310,958 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

There were no securities sold during the three months ended March 31, 2022 or 2021.

The contractual maturities at March 31, 2022 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
March 31, 2022	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$233,817	$233,217
Due after one year through five years	14,620	14,647	98,824	98,980
Due after five years through ten years	30,447	29,130	53,743	53,495
Due after ten years	—	—	75,618	74,078
Mortgage-backed securities	212,489	197,892	32,287	30,753
Collateralized mortgage obligations	69,090	65,035	—	—
Total securities	$326,646	$306,704	$494,289	$490,523

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	March 31, 2022	December 31, 2021
Commercial and industrial	$270,074	$280,569
Real estate:
Construction and development	318,035	307,797
Commercial real estate	674,558	622,842
Farmland	186,982	145,501
1-4 family residential	430,755	410,673
Multi-family residential	42,021	30,971
Consumer	52,670	50,965
Agricultural	14,403	14,639
Warehouse lending(1)	24,260	43,720
Overdrafts	303	363
Total loans(2)	2,014,061	1,908,040
Net of:
Deferred loan fees, net	(1,516)	(1,531)
Allowance for credit losses	(29,096)	(30,433)
Total net loans(2)	$1,983,449	$1,876,076

(1) Warehouse lending is presented as a component of commercial and industrial loans in remaining tables.
(2) Excludes accrued interest receivable on loans of $5.8 million as of March 31, 2022 and December 31, 2021,which is presented separately on the consolidated balance sheets.

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The following tables present the activity in the ACL by class of loans for the three months ended March 31, 2022, for the year ended December 31, 2021 and for the three months ended March 31, 2021:

Quarter Ended March 31, 2022	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433
(Reversal of) provision for credit losses	230	(323)	(1,569)	302	(119)	60	146	(13)	36	(1,250)
Loans charged-off	(119)	—	—	—	—	—	(17)	—	(67)	(203)
Recoveries	39	—	1	—	30	—	16	—	30	116
Ending balance	$3,750	$3,898	$12,197	$2,000	$5,729	$456	$907	$156	$3	$29,096

For the Year Ended December 31, 2021	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619
(Reversal of) provision for credit losses	(43)	(515)	(1,229)	478	(495)	33	(51)	(78)	200	(1,700)
Loans charged-off	(411)	—	(816)	—	—	—	(151)	—	(263)	(1,641)
Recoveries	21	1	30	—	—	—	35	8	60	155
Ending balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433

Quarter Ended March 31, 2021	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619
Provision for credit losses	(504)	(538)	1,087	(163)	13	133	(29)	(31)	32	—
Loans charged-off	(7)	—	(758)	—	—	—	(61)	—	(49)	(875)
Recoveries	7	1	—	—	—	—	4	—	14	26
Ending balance	$3,529	$4,198	$16,109	$1,057	$6,326	$496	$843	$208	$4	$32,770

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

During the year ended December 31, 2020, a total allowance for credit losses provision of $13,200 was recorded primarily to account for the estimated impact of COVID-19 on credit quality and resulted largely from changes to individual loan risk ratings, as well as COVID-specific qualitative factors primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19. During 2021, we recorded no provision in the first quarter, a $1,000 reverse provision in the second quarter and a $700 reverse provision in the third quarter. These provision reversals captured improvements that occurred to macroeconomic factors evaluated at the onset of the pandemic as part of the aforementioned COVID-specific qualitative factors, as well as risk rating upgrades for specific loans, which impacted the reserve calculations within our model. In the first quarter of 2022, we unwound the remaining COVID-specific qualitative factors and recorded an additional reverse provision of $1,250 to account for significant improvements in COVID-related health statistics and economic impacts.

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

(Continued)

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of March 31, 2022:

March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$42,707	$96,935	$27,986	$14,909	$5,920	$16,305	$88,106	$292,868
Special mention	—	156	—	—	—	—	—	156
Substandard	—	—	265	659	210	37	—	1,171
Nonaccrual	—	33	71	—	—	—	35	139
Total commercial and industrial loans	$42,707	$97,124	$28,322	$15,568	$6,130	$16,342	$88,141	$294,334

Charge-offs	$—	$—	$(30)	$—	$—	$—	$(89)	$(119)
Recoveries	—	—	—	—	—	33	6	39
Current period net	$—	$—	$(30)	$—	$—	$33	$(83)	$(80)

Construction and development:
Pass	$42,538	$176,595	$48,275	$18,242	$6,119	$18,559	$5,960	$316,288
Special mention	—	—	814	—	—	932	—	1,746
Substandard	—	—	—	—	1	—	—	1
Nonaccrual	—	—	—	—	—	—	—	—
Total construction and development loans	$42,538	$176,595	$49,089	$18,242	$6,120	$19,491	$5,960	$318,035

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$67,507	$137,731	$104,126	$76,086	$57,139	$173,813	$16,875	$633,277
Special mention	—	—	—	—	8,921	13,406	—	22,327
Substandard	—	—	—	—	1,034	17,415	—	18,449
Nonaccrual	—	—	—	115	64	326	—	505
Total commercial real estate loans	$67,507	$137,731	$104,126	$76,201	$67,158	$204,960	$16,875	$674,558

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	1	—	—	1
Current period net	$—	$—	$—	$—	$1	$—	$—	$1

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$45,866	$92,766	$12,486	$7,915	$7,375	$14,292	$5,914	$186,614
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	70	—	70
Nonaccrual	—	—	195	—	—	103	—	298
Total farmland loans	$45,866	$92,766	$12,681	$7,915	$7,375	$14,465	$5,914	$186,982

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$35,231	$131,940	$63,134	$38,256	$32,144	$112,524	$15,667	$428,896
Special mention	—	—	—	91	—	203	—	294
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	163	—	—	172	1,230	—	1,565
Total 1-4 family residential loans	$35,231	$132,103	$63,134	$38,347	$32,316	$113,957	$15,667	$430,755

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	30	—	30
Current period net	$—	$—	$—	$—	$—	$30	$—	$30

Multi-family residential:
Pass	$12,469	$16,723	$2,742	$6,385	$900	$2,501	$301	$42,021
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$12,469	$16,723	$2,742	$6,385	$900	$2,501	$301	$42,021

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$8,612	$20,436	$9,551	$3,709	$3,965	$931	$5,375	$52,579
Special mention	—	9	6	4	—	9	250	278
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	50	6	26	31	3	—	116
Total consumer loans and overdrafts	$8,612	$20,495	$9,563	$3,739	$3,996	$943	$5,625	$52,973

Charge-offs	$(68)	$(6)	$(10)	$—	$—	$—	$—	$(84)
Recoveries	30	1	—	10	—	5	—	46
Current period net	$(38)	$(5)	$(10)	$10	$—	$5	$—	$(38)

Agricultural:
Pass	$393	$2,952	$1,589	$830	$801	$621	$7,089	$14,275
Special mention	—	—	—	—	—	6	—	6
Substandard	—	—	14	3	14	32	—	63
Nonaccrual	—	—	—	—	6	53	—	59
Total agricultural loans	$393	$2,952	$1,603	$833	$821	$712	$7,089	$14,403

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$255,323	$676,078	$269,889	$166,332	$114,363	$339,546	$145,287	$1,966,818
Special mention	—	165	820	95	8,921	14,556	250	24,807
Substandard	—	—	279	662	1,259	17,554	—	19,754
Nonaccrual	—	246	272	141	273	1,715	35	2,682
Total loans	$255,323	$676,489	$271,260	$167,230	$124,816	$373,371	$145,572	$2,014,061

Charge-offs	$(68)	$(6)	$(40)	$—	$—	$—	$(89)	$(203)
Recoveries	30	1	—	10	1	68	6	116
Total current period net (charge-offs) recoveries	$(38)	$(5)	$(40)	$10	$1	$68	$(83)	$(87)

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

(Dollars in thousands, except per share amounts)

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

(Continued)

18.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$24,715	$11,589	$4,557	$4,647	$558	$543	$4,478	$51,087
Special mention	76	—	5	—	—	—	—	81
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	56	27	10	62	5	—	—	160
Total consumer loans and overdrafts	$24,847	$11,616	$4,572	$4,709	$563	$543	$4,478	$51,328

Charge-offs	$(285)	$(36)	$(57)	$(32)	$(2)	$(2)	$—	$(414)
Recoveries	61	3	—	8	2	21	—	95
Current period net	$(224)	$(33)	$(57)	$(24)	$—	$19	$—	$(319)

Agricultural:
Pass	$3,557	$1,866	$927	$917	$221	$526	$6,492	$14,506
Special mention	—	—	—	—	13	—	—	13
Substandard	—	14	4	15	39	—	—	72
Nonaccrual	—	—	—	8	—	40	—	48
Total agricultural loans	$3,557	$1,880	$931	$940	$273	$566	$6,492	$14,639

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	8	—	8
Current period net	$—	$—	$—	$—	$—	$8	$—	$8

Total loans:
Pass	$763,519	$288,107	$181,039	$122,765	$88,616	$279,890	$130,109	$1,854,045
Special mention	76	853	5	—	5,521	832	—	7,287
Substandard	—	7,273	668	10,250	13,060	12,626	—	43,877
Nonaccrual	240	323	134	341	95	1,618	80	2,831
Total loans	$763,835	$296,556	$181,846	$133,356	$107,292	$294,966	$130,189	$1,908,040

Charge-offs	$(285)	$(36)	$(242)	$(155)	$(589)	$(273)	$(61)	$(1,641)
Recoveries	61	3	19	8	13	30	21	155
Total current period net charge-offs	$(224)	$(33)	$(223)	$(147)	$(576)	$(243)	$(40)	$(1,486)
There were no loans classified in the “doubtful” or “loss” risk rating categories as of March 31, 2022 and December 31, 2021.

(Continued)

19.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loan, and their impact on the ACL, as of March 31, 2022 and December 31, 2021:

March 31, 2022	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$757	$—	$757	$282
Real estate:
Commercial real estate	4,295	—	4,295	553
Consumer	250	—	250	250
Total	$5,302	$—	$5,302	$1,085

December 31, 2021	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$129	$—	$129	$44
Real estate:
Construction and development	609	—	609	208
Commercial real estate	9,989	—	9,989	2,048
Total	$10,727	$—	$10,727	$2,300

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

March 31, 2022	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$223	$—	$119	$342	$293,992	$294,334	$—
Real estate:
Construction and development	170	—	—	170	317,865	318,035	—
Commercial real estate	727	6,990	—	7,717	666,841	674,558	—
Farmland	100	433	195	728	186,254	186,982	—
1-4 family residential	2,674	625	234	3,533	427,222	430,755	—
Multi-family residential	—	—	—	—	42,021	42,021	—
Consumer	226	287	34	547	52,123	52,670	—
Agricultural	105	—	—	105	14,298	14,403	—
Overdrafts	—	—	—	—	303	303	—
Total	$4,225	$8,335	$582	$13,142	$2,000,919	$2,014,061	$—

(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

December 31, 2021	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$969	$38	$134	$1,141	$323,148	$324,289	$—
Real estate:
Construction and development	885	132	—	1,017	306,780	307,797	—
Commercial real estate	—	360	350	710	622,132	622,842	—
Farmland	114	87	195	396	145,105	145,501	—
1-4 family residential	1,650	123	410	2,183	408,490	410,673	—
Multi-family residential	—	—	—	—	30,971	30,971	—
Consumer	189	113	68	370	50,595	50,965	—
Agricultural	41	8	—	49	14,590	14,639	—
Overdrafts	—	—	—	—	363	363	—
Total	$3,848	$861	$1,157	$5,866	$1,902,174	$1,908,040	$—

The following table presents information regarding nonaccrual loans as of:

	March 31, 2022	December 31, 2021
Commercial and industrial	$139	$148
Real estate:
Commercial real estate	505	642
Farmland	298	298
1-4 family residential	1,565	1,535
Consumer and overdrafts	116	160
Agricultural	59	48
Total	$2,682	$2,831

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring in which a bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.

There were no loans modified as TDRs during the three months ended March 31, 2022.

The following table presents loans, by class, modified as TDRs during the year ended December 31, 2021:

Year Ended December 31, 2021	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	1	17	14
Total	1	$17	$14

There were no TDRs that subsequently defaulted during 2021, and the TDRs described above did not increase the allowance for credit losses and resulted in no charge-offs during the year ended December 31, 2021.
(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At March 31, 2022 and December 31, 2021, securities sold under agreements to repurchase totaled $11,090 and $14,151, respectively.

The Company has an unsecured $25,000 revolving line of credit, which had no outstanding balance at March 31, 2022, bears interest at the greater of (i) the prime rate, which was 3.50% at March 31, 2022, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2023. As of December 31, 2021, there was a $5,000 outstanding balance on the line of credit.

Federal Home Loan Bank (FHLB) advances, as of March 31, 2022, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2022	1.99%	$1,500
2024	1.76%	6,000
		$7,500

There are no fixed rate advances, with monthly principal and interest payments outstanding as of March 31, 2022.

NOTE 5 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	March 31, 2022	December 31, 2021
Trust II Debentures	$3,093	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note	34,336	—
Other debentures	9,500	9,500
	$54,146	$19,810

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

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the

(Continued)

23.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at March 31, 2022 and December 31, 2021. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Trust II Debentures

These debentures were redeemed subsequent to quarter end, prior to filing of this report. As of March 31, 2022, interest was payable at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 3.35%.

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

Subordinated Note

On March 4, 2022, the Company completed a private placement of $35,000 aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annual in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term Secured Overnight Financing Rate ("SOFR") plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 Capital for regulatory purposes, and is presented net of $664 in related issuance costs on the consolidated balance sheets.

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1,

(Continued)

24.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

2020 and November 1, 2024. $500 matured in November of 2020 and $9,500 remain as of March 31, 2022. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

The scheduled principal payments and weighted average rates of the subordinated note and other debentures are as follows:

Year	Current Weighted Average Rate	Principal Due
2022	2.45%	$2,000
2023	2.85%	3,500
2024	3.74%	4,000
Thereafter	3.63%	34,336
		$43,836

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

A summary of stock option activity in the Plan during the three months ended March 31, 2022 and 2021 follows:

Three Months Ended March 31, 2022	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	502,780	$25.77	5.59	$5,936
Granted	39,000	35.89
Forfeited	(5,060)	26.92
Balance, March 31, 2022	536,720	$26.50	5.65	$4,626

Exercisable at end of period	307,086	$24.30	4.28	$3,285

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Three Months Ended March 31, 2021	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	506,200	$26.81	5.82	$1,805
Effect of 10% stock dividend	50,770
Granted	24,500	33.37
Exercised	(24,250)	21.74
Forfeited	(10,000)	28.54
Balance, March 31, 2021	547,220	$24.81	5.88	$6,532

Exercisable at end of period	296,922	$23.49	4.64	$3,938

A summary of nonvested stock option activity in the Plan during the three months ended March 31, 2022 and 2021 follows:

Three Months Ended March 31, 2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	207,084	$5.23
Granted	39,000	6.03
Vested	(14,030)	5.21
Forfeited	(2,420)	9.13
Balance, March 31, 2022	229,634	$5.38

Three Months Ended March 31, 2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	214,680	$4.46
Effect of 10% stock dividend	23,218
Granted	24,500	5.67
Vested	(12,100)	4.59
Balance, March 31, 2021	250,298	$5.11

No options were exercised during the quarter ended March 31, 2022. Information related to stock options in the Plan is as follows for the three months ended:

	March 31, 2022	March 31, 2021
Intrinsic value of options exercised	$—	$364
Cash received from options exercised	—	527
Weighted average fair value of options granted	6.03	5.67

Restricted Stock Awards and Units

A summary of restricted stock activity in the Plan during the three months ended March 31, 2022 and 2021 follows:

Three Months Ended March 31, 2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	30,190	$27.52
Vested	(4,070)	27.50
Balance, March 31, 2022	26,120	$27.52

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Three Months Ended March 31, 2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	35,300	$29.72
Effect of 10% stock dividend	3,530
Vested	(4,840)	30.25
Balance, March 31, 2021	33,990	$26.95

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of March 31, 2022, there was $1,817 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.17 years.

The Company granted options under the Plan during the first three months of 2022 and 2021. Expense of $156 and $162 was recorded during the three months ended March 31, 2022 and 2021, respectively, which represents the fair value of shares vested during those periods.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the three months ended March 31, 2022 and 2021 totaled $436 and $404, respectively.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of March 31, 2022, the number of shares held by the KSOP was 1,242,594. There were no unallocated shares to plan participants as of March 31, 2022, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $37,352 and $37,141 as of March 31, 2022 and December 31, 2021, respectively.

Expense related to these plans totaled $322 and $358 for the three months ended March 31, 2022 and 2021, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $5,134 and $4,969 as of March 31, 2022 and December 31, 2021, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average

(Continued)

27.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the three months ended March 31, 2022 and 2021 totaled $1,267 and $880, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 14 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of March 31, 2022, operating lease right-of-use assets were $13,911 and liabilities were $14,477, and as of December 31, 2021, lease assets and liabilities were $14,376 and $14,882, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the three months ended March 31, 2022 and 2021 was approximately $549 and $568, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	March 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$13,911	$14,376
Operating lease liabilities	14,477	14,882

Weighted average remaining lease term
Operating leases	8 years	8 years
Weighted average discount rate
Operating leases	1.96%	1.95%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2026 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of March 31, 2022, are as follows:

Year Ended December 31,	Amount
2022	$1,606
2023	2,093
2024	2,039
2025	1,870
2026	1,642
Thereafter	5,874
Total lease payments	15,124
Less: interest	(647)
Present value of lease liabilities	$14,477

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

(Continued)

28.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Income tax expense for the period	$2,235	$2,336
Effective tax rate	17.23%	17.57%

The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended March 31, 2022 and 2021, largely due to tax exempt interest income earned on certain investment securities and loans.

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

The Company entered into interest rate swaps to receive payments at a fixed rate in exchange for paying a floating rate on the debentures discussed in Note 5. Management believed that entering into the interest rate swaps exposed the Company to variability in their fair value due to changes in the level of interest rates. It was the Company’s objective to hedge the change in fair value of floating rate debentures at coverage levels that were appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in the liability to other liabilities of the Company. During the quarter ended September 30, 2021, Guaranty terminated these interest rate swaps with notional amounts totaling $5,000 at the time of termination, as the risk exposure declined to acceptable levels.

In the first quarter of 2022, the Company also terminated interest rate swaps that were originally designed to receive payments at a floating rate in exchange for paying a fixed rate, the objective of which was to reduce the overall cost of short-term 3-month FHLB advances that were renewed consistent with the reset terms on the interest rate swaps. The swaps were cancelled at a net gain of $685, which is included in other non-interest income in the Consolidated Statement of Earnings. The interest rate swaps, with notional amounts totaling $40,000 as of December 31, 2021, were designated as cash flow hedges of the FHLB advances.

As of December 31, 2021, the aggregate fair value of these swaps was recorded in accrued interest and other liabilities within the Company’s Consolidated Balance Sheet, with changes in fair value recorded in other comprehensive income.

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures and FHLB advances was as follows as of:

December 31, 2021
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized Losses (Gains)
$15,000	0.668%	3 month LIBOR	3/18/2020	1.22	8
15,000	0.790%	3 month LIBOR	3/18/2020	3.22	(184)
10,000	0.530%	3 month LIBOR	3/23/2020	1.23	(12)

(Continued)

29.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Interest expense recorded on these swap transactions totaled $63 and $155 during the three months ended March 31, 2022 and 2021, respectively. This expense is reported as a component of interest expense on the debentures and the FHLB advances and federal funds purchased.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL as of March 31, 2022 and December 31, 2021.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2022 and December 31, 2021, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	March 31, 2022	December 31, 2021
Commitments to extend credit	$426,745	$405,269
Letters of credit	9,421	8,357

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At March 31, 2022, the Company had letters of credit of $31,033 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

(Continued)

30.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of March 31, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it was subject.

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

As of March 31, 2022 and December 31, 2021, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since March 31, 2022 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $10,310 of trust preferred securities in Tier 1 capital as of March 31, 2022 and December 31, 2021. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

(Continued)

31.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital to risk-weighted assets:
Consolidated	$339,743	15.89%	$171,045	8.00%	$224,496	10.50%	n/a
Bank	324,424	15.17%	171,045	8.00%	224,496	10.50%	$213,806	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	278,653	13.03%	128,283	6.00%	181,735	8.50%	n/a
Bank	297,670	13.92%	128,283	6.00%	181,735	8.50%	171,045	8.00%
Tier 1 capital to average assets:(1)
Consolidated	278,653	8.99%	123,998	4.00%	123,998	4.00%	n/a
Bank	297,670	9.60%	123,967	4.00%	123,967	4.00%	154,959	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	268,343	12.55%	96,213	4.50%	149,664	7.00%	n/a
Bank	297,670	13.92%	96,213	4.50%	149,664	7.00%	138,974	6.50%

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

(Dollars in thousands, except per share amounts)

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

(Dollars in thousands, except per share amounts)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

March 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Treasury securities	$—	$—	$—	$—
Mortgage-backed securities	197,892	—	197,892	—
Collateralized mortgage obligations	65,035	—	65,035	—
Municipal securities	—	—	—	—
Corporate bonds	34,496	—	34,496	—
U.S. government agencies	9,281	—	9,281	—
Loans held for sale	1,166	—	—	1,166
Cash surrender value of life insurance	37,352	—	37,352	—
SBA servicing assets	1,004	—	—	1,004

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	4,217	—	—	4,217

December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$221,308	$—	$221,308	$—
Collateralized mortgage obligations	74,992	—	74,992	—
Municipal securities	—	—	—	—
Corporate bonds	35,935	—	35,935	—
U.S. government agencies	9,971	—	9,971	—
Loans held for sale	4,129	—	—	4,129
Cash surrender value of life insurance	37,141	—	37,141	—
SBA servicing assets	877	—	—	877
Derivative instrument assets	(196)	—	(196)	—
Derivative instrument liabilities	8	—	8	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	4,244	—	—	4,244

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2022 or for the year ended December 31, 2021.

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis usually include certain foreclosed assets which, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is usually estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

(Continued)

34.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

As of March 31, 2022 and 2021, and December 31, 2021, there were no foreclosed assets that were remeasured and recorded at fair value.

As of March 31, 2022 and December 31, 2021, there were no nonrecurring level 3 fair value measurements requiring quantitative information.

The following table presents information on individually evaluated collateral dependent loans as of March 31, 2022:

	Fair Value Measurements Using
March 31, 2022	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$475	$475
Real estate:
Construction and development	—	—	—	—
Commercial real estate	—	—	3,742	3,742
Total	$—	$—	$4,217	$4,217

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of March 31, 2022 and December 31, 2021, are as follows:

	Fair value measurements as of March 31, 2022 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$222,091	$222,091	$—	$—	$222,091
Marketable securities held to maturity	494,289	—	490,523	—	490,523
Loans, net	1,983,449	—	—	1,951,997	1,951,997
Accrued interest receivable	8,961	—	8,961	—	8,961
Nonmarketable equity securities	12,513	—	12,513	—	12,513
Financial liabilities:
Deposits	$2,797,410	$2,473,118	$324,626	$—	$2,797,744
Securities sold under repurchase agreements	11,090	—	11,090	—	11,090
Accrued interest payable	591	—	591	—	591
Federal Home Loan Bank advances	7,500	—	7,494	—	7,494
Subordinated debt	54,146	—	52,190	—	52,190

	Fair value measurements as of December 31, 2021 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$499,605	$499,605	$—	$—	$499,605
Marketable securities held to maturity	184,263	—	192,472	—	192,472
Loans, net	1,876,076	—	—	1,883,756	1,883,756
Accrued interest receivable	8,901	—	8,901	—	8,901
Nonmarketable equity securities	15,344	—	15,344	—	15,344
Financial liabilities:
Deposits	$2,670,827	$2,341,048	$330,356	$—	$2,671,404
Securities sold under repurchase agreements	14,151	—	14,151	—	14,151
Accrued interest payable	481	—	481	—	481
Federal Home Loan Bank advances	47,500	—	47,501	—	47,501
Subordinated debt	19,810	—	17,833	—	17,833

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(Continued)

35.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

Other Borrowings

The fair value of borrowings, consisting of lines of credit, Federal Home Loan Bank advances and subordinated debt is estimated by discounting future cash flows using currently available rates for similar financing (Level 2).

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
NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. There were no net earnings attributable to the noncontrolling interest during the quarter ended March 31, 2022. Diluted earnings per share reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net earnings of the Company. Dilutive share equivalents include stock-based awards issued to employees.

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

(Continued)

36.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Quarter Ended March 31,
	2022	2021
Numerator:
Net earnings (basic)	$10,738	$10,962
Net earnings (diluted)	$10,738	$10,962

Denominator:
Weighted-average shares outstanding (basic)	12,109,074	12,038,638
Effect of dilutive securities:
Common stock equivalent shares from stock options	151,871	139,138
Weighted-average shares outstanding (diluted)	12,260,945	12,177,776

Net earnings per share
Basic	$0.89	$0.91
Diluted	$0.88	$0.90

(Continued)

37.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) and any subsequent Quarterly Reports on Form 10-Q, the risk factors appearing in Item 1A of Part II of this Report, and the other risks and uncertainties listed from time to time in our reports and documents filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021. Unless the context indicates otherwise, references in this Report to “we,” “our,” “us,” and the “Company” refer to Guaranty Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries. References in this Report to “Guaranty Bank & Trust” and the “Bank” refer to Guaranty Bank & Trust, N.A., a national banking association and our wholly-owned consolidated subsidiary.

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

Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target markets and throughout the State of Texas.

Quarterly Highlights

Quarterly highlights of the Company include:

•
Strong Loan Growth. The first quarter of 2022 saw strong organic loan growth, increasing $106.0 million, or 5.6%, during the quarter. Excluding PPP and warehouse lending changes, our loans grew $156.8 million, or 8.6%, during the quarter. Our loan growth is a result of internally generated sources and is not from loan purchases from other originators.
•
Solid Net Earnings and Core Earnings. Net earnings have remained consistent quarter-over-quarter. Net core earnings†, which exclude provisions for credit losses and income tax, and net PPP income, have trended upwards, demonstrating a consistent core earnings stream. Net core earnings† were $10.9 million for the first quarter, compared to $10.1 million for the fourth quarter of 2021, and $9.4 million during the first quarter of 2021.

(Continued)

38.

•
Strong Credit Quality. Non-performing assets as a percentage of total assets were 0.08% at March 31, 2022, compared to 0.09% at December 31, 2021 and 0.13% at March 31, 2021. Net charge-offs to average loans (annualized) were 0.02% for the quarter ended March 31, 2022, compared to 0.04% for the quarter ended December 31, 2021, and 0.18% for the quarter ended March 31, 2021.
•
Favorable Asset and Liability Management. Our Bank is slightly asset-sensitive and should see benefits from expected rate increases by the Federal Reserve. During the quarter, we terminated interest rate swaps that hedged $40.0 million of 3-month FHLB advances, resulting in an extraordinary gain of $685,000, and we paid off the FHLB advances. Also during the first quarter of 2022, we deployed excess cash of $270.0 million to purchase short term U.S. treasuries, maturing from August 2022 through March 2024, to take advantage of higher short term yields. As of March 31, 2022, we have $1.29 billion, or 65.0%, or our loan portfolio in variable rate loans. If rates increase as predicted by 50 bps at each of the May and June FOMC meetings, as well as 25 bps in the remaining meetings during 2022, approximately $346.2 million, or 26.7%, of the variable rates loans will reprice by December 31, 2022. We are maintaining a conservative stance on our cost of total deposits, given our excess liquidity position, and as of March 31, 2022, 38.1% of our total deposits are non-interest bearing. Anticipating increases in interest rates, on March 4, 2022, we issued $35.0 million in 10-year subordinated notes, at a fixed rate of 3.625% through April 1, 2027 and converting to a floating rate based on three-year term SOFR, reset quarterly, plus a spread of 192 basis points for the final five years. Finally, we repurchased 56,237 shares of Company stock during the quarter at an average purchase price per share of $35.44.

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in subsequent sections of this MD&A.

Discussion and Analysis of Results of Operations for the Quarter Ended March 31, 2022 and 2021

Results of Operations

The following discussion and analysis compares our results of operations for the three months ended March 31, 2022 with the three months ended March 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Net earnings were $10.7 million for the three months ended March 31, 2022, as compared to $11.0 million for the three months ended March 31, 2021. The following table presents key earnings data for the periods indicated:

	Quarter Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Net earnings	$10,738	$10,962
Net earnings per common share
-basic	0.89	0.91
-diluted	0.88	0.90
Net interest margin(1)	3.33%	3.81%
Net interest rate spread(2)	3.18%	3.63%
Return on average assets	1.38%	1.60%
Return on average equity	14.44%	16.01%
Average equity to average total assets	9.59%	10.00%
Cash dividend payout ratio	24.72%	21.98%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Large changes in the provision for credit losses, resulting from effects of COVID-19, and participation in the PPP program, have created temporary extraordinary results in the calculation of net earnings and related performance ratios. The following table illustrates net earnings and net core earnings per share, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as net core performance ratios for the three months ended March 31, 2022 and 2021.

(Continued)

39.

	Quarter Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Net earnings	$10,738	$10,962
Adjustments:
Reversal of provision for credit losses	(1,250)	—
Income tax provision	2,235	2,336
PPP interest income, including fees	(783)	(3,513)
Net core earnings†	$10,940	$9,785

Total average assets	$3,146,339	$2,775,567
Adjustments:
PPP loans average balance	(36,720)	(137,251)
Total average assets, adjusted†	$3,109,619	$2,638,316
Total average equity	$301,579	$277,612

PERFORMANCE RATIOS
Net earnings to average assets (annualized)	1.38%	1.60%
Net earnings to average equity (annualized)	$14.44	$16.01
Net core earnings to average assets, as adjusted (annualized)†	1.43	1.50
Net core earnings to average equity (annualized)†	14.71	14.29

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	12,109,074	12,038,638
Earnings per common share, basic	$0.89	$0.91
Net core earnings per common share, basic†	0.90	0.81

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

Net interest income, before the reversal of the provision for credit losses, was $24.3 million compared to $24.5 million for the three months ended March 31, 2021, a decrease of $168,000, or 0.7%. The slight decline in net interest income resulted from a decrease in interest income of $620,000, or 2.3%, which was partially offset by a decrease in interest expense of $452,000, or 22.4%, quarter over quarter. Interest and fee income from PPP loans decreased $2.7 million, or 77.7%, while all other loan interest income increased $1.2 million, or 5.9%, during the current quarter, compared to the prior year quarter. In addition, interest income from investment securities increased $1.0 million, of 48.0%, from the same quarter in the prior year.

Average loans outstanding, excluding PPP loans, for the three months ended March 31, 2022 was $1.90 billion, compared to $1.75 billion for the same period in 2021, an increase of $150.7 million, or 8.6%. The increase in average loans outstanding was primarily due to organic growth from the same quarter in the prior year. The $452,000 decrease in interest expense for the three months ended March 31, 2022 was primarily related to a decrease in the cost of interest-bearing deposits of 13 basis points, partially offset by a $150.3 million, or 9.6%, increase in average interest-bearing deposits over the same period in 2021. The average deposit balance increase is also the result of organic growth, apparent changes in consumer and business spending habits, and lack of stable investment alternatives for some depositors.

For the three months ended March 31, 2022, net interest margin on a taxable equivalent basis and net interest spread were 3.37% and 3.18%, respectively, compared to 3.85% and 3.63% for the same period in 2021, which reflects a 58 basis point decrease on interest-earning assets, and was partially offset by a 13 basis point decrease on interest-bearing liabilities from the prior period.

(Continued)

40.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2022 and 2021, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Quarter Ended March 31,
	2022			2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$1,937,000	$22,272	4.66%	$1,886,863	$24,195	5.20%
Securities available for sale	328,737	1,618	2.00	378,076	2,091	2.24
Securities held to maturity	347,188	1,485	1.73	—	—	—
Nonmarketable equity securities	15,234	408	10.86	10,031	101	4.08
Interest-bearing deposits in other banks	334,871	110	0.13	334,329	126	0.15
Total interest-earning assets	2,963,030	25,893	3.54	2,609,299	26,513	4.12
Allowance for credit losses	(30,205)			(33,242)
Noninterest-earning assets	213,514			199,510
Total assets	$3,146,339			$2,775,567
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,710,157	$1,242	0.29%	$1,559,865	$1,603	0.42%
Advances from FHLB and fed funds purchased	37,722	46	0.49	51,098	99	0.79
Line of credit	3,778	34	3.65	14,633	128	3.55
Subordinated debt	30,492	246	3.27	19,810	188	3.85
Securities sold under agreements to repurchase	10,916	2	0.07	21,173	4	0.08
Total interest-bearing liabilities	1,793,065	1,570	0.36	1,666,579	2,022	0.49
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,027,429			808,007
Accrued interest and other liabilities	24,266			23,369
Total noninterest-bearing liabilities	1,051,695			831,376
Equity	301,579			277,612
Total liabilities and equity	$3,146,339			$2,775,567
Net interest rate spread(2)			3.18%			3.63%
Net interest income		$24,323			$24,491
Net interest margin(3)			3.33%			3.81%
Net interest margin, fully taxable equivalent(4)			3.37%			3.85%

(1) Includes average outstanding balances of loans held for sale of $3.2 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively.
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

(Continued)

41.

The Bank’s participation in the PPP program created temporary extraordinary results in the calculation of net interest margin. To illustrate the impact of the PPP program on net interest margin, the table below excludes PPP loans and their associated fees and costs for the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31, 2022			Quarter Ended March 31, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned	Average Yield	Average Outstanding Balance	Interest Earned	Average Yield
Total interest-earning assets	$2,963,030	$25,893	3.54%	$2,609,299	$26,513	4.12%

Total loans	1,937,000	22,272	4.66	1,886,863	24,195	5.20
Adjustments:
PPP loans average balance and net fees(1)	(36,720)	(783)	8.65	(137,251)	(3,513)	10.38
Total loans, net of PPP effects	$1,900,280	$21,489	4.59%	$1,749,612	$20,682	4.79%

Total interest-earning assets, net of PPP effects†	$2,926,310	$25,110	3.48%	$2,472,048	$23,000	3.77%

Net interest income, fully taxable equivalent ("FTE")		$24,624			$24,741
Net interest margin, FTE			3.37%			3.85%
Net interest income, net of PPP effects†		23,841			20,978
Net interest margin, FTE, net of PPP effects†			3.30%			3.48%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in "—Non-GAAP Financial Measures"
(1) Interest earned consists of interest income of $89,000 and net origination fees recognized in earnings of $694,000 for the quarter ended March 31, 2022.

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

	For the Quarter Ended March 31, 2022 vs. 2021
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$652	$(2,575)	$(1,923)
Securities available for sale	(273)	(200)	(473)
Securities held to maturity	1,485	—	1,485
Nonmarketable equity securities	52	255	307
Interest-earning deposits in other banks	—	(16)	(16)
Total increase (decrease) in interest income	$1,916	$(2,536)	$(620)

Interest-bearing liabilities:
Interest-bearing deposits	$156	$(517)	$(361)
Advances from FHLB and fed funds purchased	(26)	(27)	(53)
Line of credit	(95)	1	(94)
Subordinated debt	101	(43)	58
Securities sold under agreements to repurchase	(2)	—	(2)
Total increase (decrease) in interest expense	134	(586)	(452)
Increase (decrease) in net interest income	$1,782	$(1,950)	$(168)

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

(Continued)

42.

A reversal of the provision for credit losses of $1.25 million was recorded in the current quarter, versus no provision in prior year quarter. During 2020, a total allowance for credit losses provision of $13.2 million was recorded primarily to account for the estimated impact of COVID-19 on credit quality and resulted largely from changes to individual loan risk ratings, as well as a COVID-specific qualitative factor of 55 basis points that was applied across the loan portfolio. As economic conditions improved during 2021, the COVID-specific qualitative factor was reduced to 14.75 basis points by December 31, 2021 and resulted in a reverse provision during 2021 of $1.7 million. The remaining COVID-specific qualitative factor was fully unwound in the first quarter of 2022 due to significant improvements in COVID-related health statistics and economic impacts. The reverse provision of $1.25 million for the quarter ended March 31, 2022, was primarily the result of this unwinding, but was partially offset by growth in our loan portfolio and by adjustments to other standard qualitative factors in order to capture increased concerns related to the current environment of very high inflation, likely negative impacts of rising rates on the economy and geopolitical uncertainly that exists.

As of March 31, 2022, there were $13.1 million in loan balances past due 30 or more days, including $2.7 million in loan balances for nonperforming (nonaccrual) loans, compared to $5.1 million and $3.4 million, respectively, for the three months ended March 31, 2021.

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

The following table presents components of noninterest income for the three months ended March 31, 2022 and 2021 and the period-over-period variations in the categories of noninterest income:

	Quarter Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021	2022 vs. 2021
Noninterest income:
Service charges	$976	$829	$147
Gain on sale of loans	905	1,398	(493)
Fiduciary and custodial income	642	549	93
Bank-owned life insurance income	211	212	(1)
Merchant and debit card fees	1,611	1,506	105
Loan processing fee income	187	153	34
Warehouse lending fees	116	241	(125)
Mortgage fee income	131	177	(46)
Other noninterest income	1,700	1,054	646
Total noninterest income	$6,479	$6,119	$360

Total noninterest income increased $360,000, or 5.9%, for the three months ended March 31, 2022 compared to the same period in 2021. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our non-interest income. Service fee income was $976,000 for the three months ended March 31, 2022 compared to $829,000 for the same period in 2021, an increase of $147,000, or 17.7%, resulting from an increase in the number of demand deposit accounts from 50,952 as of March 31, 2021 to 53,479 as of March 31, 2022, an increase of 2,527 accounts, and from consumer spending activity and habits returning to more normal, pre-pandemic, levels.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 108 mortgage loans for $28.2 million during the quarter ended March 31, 2022 compared to 154 mortgage loans for $35.1 million for the quarter ended March 31, 2021. Gain on sale of loans was $905,000 for the quarter ended March 31, 2022, a decrease of $493,000, or 35.3%, compared to $1.4 million for the quarter ended March 31, 2021. $740,000 and $165,000 of the gain in the current year was attributable to the sales of mortgage loans and SBA 7(a) loans, respectively, while the gain during the prior year consisted of $1.4 million in mortgage loan sales and no SBA 7(a) loan sales.

(Continued)

43.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $642,000 and $549,000 for the three months ended March 31, 2022 and 2021, respectively, an increase of $93,000, or 16.9%. The revenue increase resulted primarily from 20 new accounts that opened during the first three months of 2022, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $1.6 million for the three months ended March 31, 2022, compared to $1.5 million for the same period in 2021, an increase of $105,000, or 7.0%. The increase was primarily due to growth in the number of DDAs and debit card usage volume during 2022. The total number of DDAs increased by 2,527 accounts, from 50,952 as of March 31, 2021 to 53,479 as of March 31, 2022.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $187,000 for the three months ended March 31, 2022, compared to $153,000 for the same period in 2021, an increase of $34,000, or 22.2%. The increase in loan processing fee income is primarily attributable to an increase in the volume of newly originated, renewed or extended loans during the period.

Warehouse Lending Fees. A portion of our lending involves the origination of mortgage warehouse lines of credit.
The decrease in warehouse lending fees of $125,000, or 51.9%, results from a decrease in overall warehouse lending activity in 2022. The average balance of mortgage warehouse lines decreased from $84.9 million for the three months ended March 31, 2021, to $53.0 million for the three months ended March 31, 2022, a $31.9 million, or 37.6%, decrease.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $46,000, or 26.0%, from March 31, 2021 was primarily due to a lower volume of mortgage purchases and refinances due primarily to increased mortgage loan rates during the period in 2022.

Other. This category includes a variety of other income producing activities, including loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $646,000, or 61.3%, for the three months ended March 31, 2022, compared to the same period in 2021 resulting primarily from a net gain of $685,000 from the termination of three interest rate swaps during the first quarter of 2022.

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

(Continued)

44.

For the three months ended March 31, 2022, noninterest expense totaled $19.1 million, an increase of $1.8 million, or 10.2%, compared to $17.3 million for the three months ended March 31, 2021. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021	2022 vs. 2021
Employee compensation and benefits	$11,532	$9,943	$1,589
Non-staff expenses:
Occupancy expenses	2,711	2,687	24
Legal and professional fees	770	604	166
Software and technology	1,209	1,114	95
Amortization	219	343	(124)
Director and committee fees	205	255	(50)
Advertising and promotions	407	455	(48)
ATM and debit card expense	578	540	38
Telecommunication expense	186	234	(48)
FDIC insurance assessment fees	233	169	64
Other noninterest expense	1,029	968	61
Total noninterest expense	$19,079	$17,312	$1,767

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $11.5 million for the three months ended March 31, 2022, an increase of $1.6 million, or 16.0%, compared to $9.9 million for the same period in 2021. Employee compensation and benefits expense increased due to higher salaries and higher insurance expense accruals due to increased claims experience.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $770,000 and $604,000 for the three months ended March 31, 2022 and 2021, respectively, an increase of $166,000, or 27.5%. The increase was primarily the result of professional recruiting fees paid during the three months ended March 31, 2022 that were not paid during the same period of 2021.

Software and Technology. Software and technology expenses increased $95,000, or 8.5%, from $1.1 million for the three months ended March 31, 2021 to $1.2 million for the three months ended March 31, 2022. The increase is attributable primarily to new software investments to enhance treasury management capabilities, improve cybersecurity monitoring and tools, and improve connectivity to support remote working and other technology capabilities.

Amortization. Amortization costs include amortization of software and core deposit premiums. Amortization costs were $219,000 for the three months ended March 31, 2022, a decrease of $124,000, or 36.2%, compared to $343,000 for the same period in 2021. The primary reason for the decrease in amortization was due to a decline in amortization expense on core deposit premiums from $213,000 to $113,000 during the three months ended March 31, 2021 and 2022, respectively.

Director and Committee Fees. Director and committee fees were $205,000 for the three months ended March 31, 2022, compared to $255,000 for the same period in 2021. The decrease of $50,000, or 19.6%, was primarily due to having fewer special meetings during the three months ended March 31, 2022 as compared to the same period in 2021.

Advertising and Promotions. Advertising and promotion-related expenses were $407,000 for the three months ended March 31, 2022 compared to $455,000 for the three months ended March 31, 2021, a decrease of $48,000, or 10.5%. The decrease was primarily due to fewer Bank-sponsored promotional events and advertising campaigns during the current quarter compared to the prior year quarter.

Telecommunications Expense. Telecommunications-related expenses were $186,000 for the three months ended March 31, 2022, compared to $234,000 for the same period in 2021. The decrease of $48,000, or 20.5%, was mainly attributable to the conclusion of variable overhead expenses related to an ongoing project to aggregate utility expenses for the purpose of cost control through bundled contracts and negotiated rates. Additionally, during the first quarter of 2021, the Company had additional expense to allow certain employees the ability to work remotely, which we did not have during the first quarter of 2022.

(Continued)

45.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $233,000 for the three months ended March 31, 2022, compared to $169,000 for the same period in 2021. The increase of $64,000, or 37.9%, was primarily due to an increase in the assessment rate resulting from changes in overall loan type composition.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense remained consistent with the prior year and increased only $61,000, or 6.3%, from $968,000 for the three months ended March 31, 2021 to $1.0 million for the three months ended March 31, 2022.

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

For the three months ended March 31, 2022 and 2021, income tax expense totaled $2.2 million and $2.3 million, respectively. The decrease in income tax expense was primarily due to a decrease in net earnings before taxes of $325,000. Our effective tax rates for the three months ended 2022 and 2021 were 17.23% and 17.57%, respectively.

Discussion and Analysis of Financial Condition as of March 31, 2022

Assets

Our total assets increased $103.8 million, or 3.4%, from $3.09 billion as of December 31, 2021 to $3.19 billion as of March 31, 2022. Our asset growth was primarily due to an increase in gross loans of $106.0 million. Our cash and cash equivalents decreased by $277.5 million as we deployed excess cash during the quarter into investment securities, resulting in an increase in total securities of $274.5 million. The increase in loans resulted from organic growth. Excluding PPP and mortgage warehouse loan balances, our loans grew $156.8, or 8.6%, during the quarter.

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

Our loan portfolio is the largest category of our earning assets. As of March 31, 2022, total loans held for investment were $2.01 billion, an increase of $106.0 million, or 5.6%, from the December 31, 2021 balance of $1.91 billion. In addition to these amounts, $1.2 million and $4.1 million in loans were classified as held for sale as of March 31, 2022 and December 31, 2021, respectively.

The increase in gross loans during the period included outstanding PPP loan balances of $19.3 million, to 226 borrowers, as of March 31, 2022. Excluding the outstanding balance of PPP loans, gross loans increased 7.4%, or $137.3 million, from December 31, 2021, primarily the result of organic growth and period-end increases in commercial real estate, farmland and multi-family residential portfolios.

(Continued)

46.

Total loans, excluding those held for sale, as a percentage of deposits, were 72.0% and 71.4% as of March 31, 2022 and December 31, 2021, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 63.1% and 61.8% as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2021 to March 31, 2022:

(in thousands)	As of March 31, 2022	As of December 31, 2021	Increase (Decrease)	Percent Change
Commercial and industrial	$294,334	$324,289	$(29,955)	(9.24%)
Real estate:
Construction and development	318,035	307,797	10,238	3.33%
Commercial real estate	674,558	622,842	51,716	8.30%
Farmland	186,982	145,501	41,481	28.51%
1-4 family residential	430,755	410,673	20,082	4.89%
Multi-family residential	42,021	30,971	11,050	35.68%
Consumer and overdrafts	52,973	51,328	1,645	3.20%
Agricultural	14,403	14,639	(236)	(1.61%)
Total loans held for investment	$2,014,061	$1,908,040	$106,021	5.56%

Total loans held for sale	$1,166	$4,129	$(2,963)	(71.76%)

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of March 31, 2022 are summarized in the following table:

	As of March 31, 2022
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$116,323	$117,060	$51,463	$9,488	$294,334
Real estate:
Construction and development	126,161	94,621	61,882	35,371	318,035
Commercial real estate	30,229	165,409	230,487	248,433	674,558
Farmland	19,700	84,144	51,046	32,092	186,982
1-4 family residential	28,373	26,663	170,334	205,385	430,755
Multi-family residential	302	17,181	18,506	6,032	42,021
Consumer	13,069	36,465	1,484	1,955	52,973
Agricultural	9,328	4,788	287	—	14,403
Total loans	$343,485	$546,331	$585,489	$538,756	$2,014,061
Amounts with fixed rates	$216,186	$416,348	$48,603	$38,102	$719,239
Amounts with floating rates	$127,299	$129,983	$536,886	$500,654	$1,294,822

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

(Continued)

47.

Nonperforming assets as a percentage of total loans were 0.13% at March 31, 2022, compared to 0.15% at December 31, 2021. The Bank’s nonperforming assets consist primarily of nonaccrual loans.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans(1)	$2,682	$2,831
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	2,682	2,831
Other real estate owned:
Residential real estate	—	—
Total other real estate owned	—	—
Repossessed assets owned	7	14
Total other assets owned	7	14
Total nonperforming assets	$2,689	$2,845
TDR loans - nonaccrual(1)	$98	$103
TDR loans - accruing	$9,418	$9,466
Ratio of nonaccrual loans to total loans(2)	0.13%	0.15%
Ratio of nonperforming loans to total loans(2)	0.13%	0.15%
Ratio of nonperforming assets to total loans(2)	0.13%	0.15%
Ratio of nonperforming assets to total assets	0.08%	0.09%

(1) Restructured loans on nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.
(2) Excludes loans held for sale of $1.2 million and $4.1 million as of March 31, 2022 and December 31, 2021, respectively.

The following table presents nonaccrual loans by category as of:

(in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$139	$148
Real estate:
Construction and development	—	—
Commercial real estate	505	642
Farmland	298	298
1-4 family residential	1,565	1,535
Consumer and overdrafts	116	160
Agricultural	59	48
Total	$2,682	$2,831

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

48.

Credits rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	March 31, 2022
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$292,868	$156	$1,171	$—	$—	$139	$294,334
Real estate:
Construction and development	316,288	1,746	1	—	—	—	318,035
Commercial real estate	633,277	22,327	18,449	—	—	505	674,558
Farmland	186,614	—	70	—	—	298	186,982
1-4 family residential	428,896	294	—	—	—	1,565	430,755
Multi-family residential	42,021	—	—	—	—	—	42,021
Consumer and overdrafts	52,579	278	—	—	—	116	52,973
Agricultural	14,275	6	63	—	—	59	14,403
Total	$1,966,818	$24,807	$19,754	$—	$—	$2,682	$2,014,061

	December 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$323,479	$102	$560	$—	$—	$148	$324,289
Real estate:
Construction and development	306,242	944	611	—	—	—	307,797
Commercial real estate	573,535	6,103	42,562	—	—	642	622,842
Farmland	145,105	26	72	—	—	298	145,501
1-4 family residential	409,120	18	—	—	—	1,535	410,673
Multi-family residential	30,971	—	—	—	—	—	30,971
Consumer and overdrafts	51,087	81	—	—	—	160	51,328
Agricultural	14,506	13	72	—	—	48	14,639
Total	$1,854,045	$7,287	$43,877	$—	$—	$2,831	$1,908,040

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of March 31, 2022, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the three months ended March 31, 2022.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is

(Continued)

49.

adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of March 31, 2022, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

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

As of March 31, 2022, the allowance for credit losses totaled $29.1 million, or 1.44%, of total loans, excluding those held for sale, and totaled 1.46%, excluding PPP loans and loans held for sale. As of December 31, 2021, the allowance for credit losses totaled $30.4 million, or 1.59%, of total loans, excluding those held for sale, and totaled 1.95%, excluding PPP loans and loans held for sale. The decrease in the ACL of $1.3 million, or 4.4%, is partially the result of fully unwinding the COVID-specific qualitative factor during the first quarter of 2022 that was established during 2020. This specific factor was fully unwound due to significant improvements in COVID-related health statistics and economic impacts. The effects of unwinding the COVID-specific qualitative factor was partially offset by growth in the loan portfolio and by adjustments to standard qualitative factors in order to capture increased concerns related to high inflation, likely negative impacts of rising rates on the economy and geopolitical uncertainty that exists.

(Continued)

50.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As Of and For The Three Months Ended March 31,		As Of and For The Year Ended December 31,
(dollars in thousands)	2022	2021	2021
Average loans outstanding(1)	$1,937,000	$1,886,863	$1,911,540
Gross loans outstanding at end of period(2)	2,014,061	1,912,367	1,908,040
Allowance for credit losses at beginning of the period	30,433	33,619	33,619
Reversal of provision for credit losses	(1,250)	—	(1,700)
Charge offs:
Commercial and industrial	119	7	411
Real estate:
Commercial real estate	—	758	816
Consumer	17	61	151
Overdrafts	67	49	263
Total charge-offs	203	875	1,641
Recoveries:
Commercial and industrial	39	7	21
Real estate:
Construction and development	—	1	1
Commercial real estate	1	—	30
1-4 family residential	30	—	—
Consumer	16	4	35
Agriculture	—	—	8
Overdrafts	30	14	60
Total recoveries	116	26	155
Net charge-offs (recoveries)	87	849	1,486
Allowance for credit losses at end of period	$29,096	$32,770	$30,433
Ratio of allowance to end of period loans(2)	1.44%	1.71%	1.59%
Ratio of net charge-offs (recoveries) to average loans(1)	0.00%	0.04%	0.08%

Total nonaccrual loans	$2,682	$3,383	$2,831
Ratio of allowance to nonaccrual loans	1084.9%	968.7%	1075.0%

(1) Includes average outstanding balances of loans held for sale of $3.2 million, $4.2 million and $3.4 million for the three months ended March 31, 2022 and 2021, and for the year ended December 31, 2021, respectively.

(2) Excludes loans held for sale of $1.2 million, $4.7 million and $4.1 million for the three months ended March 31, 2022 and 2021, and for the year ended December 31, 2021, respectively.

The ratio of allowance for credit losses to non-performing loans increased from 1075.0% at December 31, 2021 to 1084.9% at March 31, 2022. Non-performing loans decreased to $2.7 million at March 31, 2022, compared to $2.8 million at December 31, 2021.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Quarter Ended March 31,
	2022	2021
Commercial and industrial	0.03%	—
Real estate:
Construction and development	—	(0.00%)
Commercial real estate	(0.00%)	0.12%
Farmland	—	—
1-4 family residential	(0.01%)	—
Multi-family residential	—	—
Consumer	0.00%	0.11%
Agricultural	—	—
Overdrafts	8.26%	7.34%
Net charge-offs (recoveries) to total loans	0.00%	0.04%

Although we believe that we have established our allowance for credit losses in accordance with GAAP and that the allowance for credit losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio. If our primary

(Continued)

51.

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

	As of March 31, 2022		As of December 31, 2021
(in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$3,750	12.89%	$3,600	11.83%
Real estate:
Construction and development	3,898	13.40%	4,221	13.87%
Commercial real estate	12,197	41.92%	13,765	45.23%
Farmland	2,000	6.87%	1,698	5.58%
1-4 family residential	5,729	19.69%	5,818	19.12%
Multi-family residential	456	1.57%	396	1.30%
Total real estate	24,280	83.45%	25,898	85.10%
Consumer and overdrafts	910	3.12%	766	2.51%
Agricultural	156	0.54%	169	0.56%
Total allowance for credit losses	$29,096	100.00%	$30,433	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2022, the carrying amount of our investment securities totaled $801.0 million, an increase of $274.5 million, or 52.1%, compared to $526.5 million as of December 31, 2021. Investment securities represented 25.1% and 17.1% of total assets as of March 31, 2022 and December 31, 2021, respectively.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in equity. As of March 31, 2022, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore, the Company carried no ACL with respect to our securities portfolio at March 31, 2022.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains at the date of transfer are retained in accumulated other comprehensive (loss) income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive (loss) income on our balance sheet totaled $8.1 million at March 31, 2022. This amount will be amortized out of accumulated other comprehensive (loss) income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$10,012	$—	$731	$9,281
Treasury securities	—	—	—	—
Corporate bonds	35,055	86	645	34,496
Municipal securities	190,904	1,997	3,060	189,841
Mortgage-backed securities	244,776	131	16,262	228,645
Collateralized mortgage obligations	69,090	62	4,117	65,035
Total	$549,837	$2,276	$24,815	$527,298

(Continued)

52.

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$10,013	$—	$42	$9,971
Corporate bonds	35,080	940	85	35,935
Municipal securities	181,310	8,364	118	189,556
Mortgage-backed securities	224,563	1,477	1,816	224,224
Collateralized mortgage obligations	74,925	971	904	74,992
Total	$515,878	$11,752	$2,923	$524,707

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of March 31, 2022 and December 31, 2021, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

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

	As of March 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,281	1.35%	$—	—	$9,281	1.35%
Treasury securities	221,502	0.69%	49,596	1.71%	—	—	—	—	271,098	0.87%
Corporate bonds	—	—	14,647	3.21%	19,849	4.01%	—	—	34,496	3.68%
Municipal securities	12,315	3.81%	49,228	3.48%	53,743	3.00%	75,618	3.05%	190,904	3.20%
Mortgage-backed securities	54	3.36%	107,314	1.44%	100,349	1.80%	22,462	2.61%	230,179	1.71%
Collateralized mortgage obligations	1,008	3.58%	19,810	3.00%	44,217	1.42%	—	—	65,035	1.90%
Total	$234,879	0.86%	$240,595	2.12%	$227,439	2.15%	$98,080	2.94%	$800,993	1.86%

	As of December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,971	1.35%	$—	—	$9,971	1.35%
Corporate bonds	—	—	15,223	3.21%	20,712	4.01%	—	—	35,935	3.68%
Municipal securities	13,471	3.43%	57,858	3.31%	44,342	2.92%	65,639	3.19%	181,310	3.18%
Mortgage-backed securities	70	3.33%	129,327	1.38%	78,468	1.73%	16,396	2.08%	224,261	1.55%
Collateralized mortgage obligations	1,491	3.22%	65,897	1.99%	7,604	1.18%	—	—	74,992	1.93%
Total	$15,032	3.41%	$268,305	2.04%	$161,097	2.29%	$82,035	2.95%	$526,469	2.29%

(Continued)

53.

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.52 years with an estimated effective duration of 3.21 years as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of equity.

The average yield of our securities portfolio was 1.86% as of March 31, 2022, down from 2.29% as of December 31, 2021. The decline in average yield resulted primarily from the purchase during the first quarter of 2022 of treasury securities with a book value of $271.1 million as of March 31, 2022, that earn an average yield of 0.87%. As of March 31, 2022, treasury securities comprised 33.8% of the portfolio. No treasury securities were held as of December 31, 2021.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2022 were $2.80 billion, an increase of $126.6 million, or 4.7%, compared to $2.67 billion as of December 31, 2021. The majority of the deposit balance increase was due to organic growth, as well as apparent changes in depositor spending habits resulting from economic uncertainties.

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Quarter Ended March 31, 2022	For the Year Ended December 31, 2021	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$414,839	$355,171	$59,668	16.80%
Savings accounts	134,974	119,818	15,156	12.65%
Money market accounts	835,554	773,553	62,001	8.02%
Certificates and other time deposits	324,790	352,833	(28,043)	(7.95%)
Total interest-bearing deposits	1,710,157	1,601,375	108,782	6.79%
Noninterest-bearing demand accounts	1,027,429	916,562	110,867	12.10%
Total deposits	$2,737,586	$2,517,937	$219,649	8.72%

The aggregate amount of certificates and other time deposits in denominations greater than $250,000 as of March 31, 2022 and December 31, 2021 was $110.9 million and $228.1 million, respectively.

The scheduled maturities of uninsured certificates and other time deposits greater than $250,000 were as follows:

(dollars in thousands)	As of March 31, 2022
Under 3 months	$30,692
3 to 6 months	11,552
6 to 12 months	41,096
Over 12 months	12,372
Total	$95,712

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

(Continued)

54.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2022 and December 31, 2021, total borrowing capacity of $722.1 million and $638.7 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within two years. As of March 31, 2022, approximately $1.52 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.

The following table presents our FHLB borrowings by maturity and weighted average rate as of March 31, 2022:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days
One to three years	6,000	1.76%
After three to five years	—	—

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2022 and December 31, 2021, $212.4 million and $182.9 million, respectively, were available under this arrangement. As of March 31, 2022 and December 31, 2021, approximately $261.8 million and $236.4 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of March 31, 2022 and December 31, 2021, no borrowings were outstanding under this arrangement.

Subordinated Debt, Trust Preferred Securities and Other Debentures. We have issued subordinated debentures relating to the issuance of trust preferred securities. In October 2002, we formed Guaranty (TX) Capital Trust II, which issued $3.0 million in trust preferred securities to a third party in a private placement. Concurrent with the issuance of the trust preferred securities, the trust issued common securities to the Company in the aggregate liquidation value of $93,000. The trust invested the total proceeds from the sale of the trust preferred securities and the common securities in $3.1 million of the Company’s junior subordinated debentures. These debentures were redeemed subsequent to quarter end, prior to filing of this report.

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

With certain exceptions, the amount of the principal and any accrued and unpaid interest on the debentures are subordinated in right of payment to the prior payment in full of all of our senior indebtedness. The terms of the debentures are such that they qualify as Tier 1 capital under the Federal Reserve’s regulatory capital guidelines applicable to bank holding companies. As of March 31, 2022, interest was payable on Trust II Debentures at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 3.35%. Interest on the Trust III Debentures was payable at a fixed rate per annum equal to 7.43% until October 1, 2016 and is a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 1.67%. Interest on the DCB Trust I Debentures is payable at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 1.80%. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity for each of the debentures.

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

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus

(Continued)

55.

192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 Capital for regulatory purposes, and is presented net of $664,000 in related issuance costs on the consolidated balance sheets.

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. $500,000 matured in November of 2020 and $9.5 million remains as of March 31, 2022. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2022. The line of credit bears interest at the prime rate (3.50% as of March 31, 2022) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2023. As of March 31, 2022, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2022 and the year ended December 31, 2021, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2022 and December 31, 2021, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $60.0 million in federal funds. There were no funds under these lines of credit outstanding as of March 31, 2022 and December 31, 2021. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

(Continued)

56.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.15 billion for the three months ended March 31, 2022 and $2.92 billion for the year ended December 31, 2021.

	Quarter Ended March 31, 2022	Year Ended December 31, 2021
Sources of Funds:
Deposits:
Noninterest-bearing	32.65%	31.36%
Interest-bearing	54.35%	54.79%
Advances from FHLB	1.20%	1.68%
Line of credit	0.12%	0.21%
Subordinated debt	0.97%	0.68%
Securities sold under agreements to repurchase	0.35%	0.51%
Accrued interest and other liabilities	0.77%	0.85%
Equity	9.59%	9.92%
Total	100.00%	100.00%

Uses of Funds:
Loans	60.60%	64.31%
Securities available for sale	10.45%	12.19%
Securities held to maturity	11.03%	2.54%
Nonmarketable equity securities	0.48%	0.34%
Federal funds sold	9.85%	12.75%
Interest-bearing deposits in other banks	0.79%	0.91%
Other noninterest-earning assets	6.80%	6.96%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	37.53%	36.40%
Average loans to average deposits	70.76%	75.92%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $50.1 million, or 2.7%, for the three months ended March 31, 2022 compared to the same period in 2021, while our average deposits increased $369.7 million, or 15.6%, for the same time period. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of March 31, 2022, we had $426.7 million in outstanding commitments to extend credit and $9.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had $405.3 million in outstanding commitments to extend credit and $8.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2022 and December 31, 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2022, we had cash and cash equivalents of $222.1 million, compared to $499.6 million as of December 31, 2021. The decrease was primarily due to a decrease in federal funds sold of $292.7 million, which was primarily used to purchase additional investment securities during the quarter.

Capital Resources

Total equity decreased to $291.9 million as of March 31, 2022, compared to $302.2 million as of December 31, 2021, a decrease of $10.3 million, or 3.4%. The decrease from December 31, 2021 was due to payment of dividends of $2.7 million, repurchase of treasury stock for $2.0 million, and a decrease in other comprehensive income during the quarter of $17.2 million, resulting from fluctuations in the fair market value of securities. These decreases were partially offset by net income of $10.7 million during the quarter.

(Continued)

57.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2022 and December 31, 2021, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk weighted assets)	$339,743	15.89%	$297,370	14.51%
Tier 1 capital (to risk weighted assets)	278,653	13.03%	271,696	13.25%
Tier 1 capital (to average assets)	278,653	8.99%	271,696	9.18%
Common equity tier 1 risk-based capital	268,343	12.55%	261,386	12.75%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$324,424	15.17%	$311,335	15.19%
Tier 1 capital (to risk weighted assets)	297,670	13.92%	285,661	13.94%
Tier 1 capital (to average assets)	297,670	9.60%	285,661	9.66%
Common equity tier 1 risk-based capital	297,670	13.92%	285,661	13.94%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of March 31, 2022 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of March 31, 2022
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$274,380	$40,052	$8,859	$—	$323,291
Advances from FHLB	1,500	6,000	—	—	7,500
Subordinated debt	2,000	7,500	—	44,646	54,146
Operating leases	1,816	3,733	3,251	5,677	14,477
Total	$279,696	$57,285	$12,110	$50,323	$399,414

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

(Continued)

58.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of March 31, 2022 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of March 31, 2022
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$8,069	$37	$381	$934	$9,421
Commitments to extend credit	236,325	84,438	11,006	94,976	426,745
Total	$244,394	$84,475	$11,387	$95,910	$436,166

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of March 31, 2022, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of March 31, 2022.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of March 31, 2022.

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

Annualized inflation in the U.S. accelerated to 8.5% in March 2022, the highest level in over 50 years, primarily as a result of lingering effects from the COVID-19 pandemic and related governmental policies and exacerbated by the war in Ukraine. However, unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature, which means that interest rates have a more significant impact on our performance than the effects of general levels of inflation.

To combat record levels of inflation, the Federal Reserve approved its first interest rate increase in more than three years in March 2022, and members of the Federal Open Markets Committee signaled expectations for further rate increases that could result in an approximately 175 basis point increase in the federal funds rate during 2022, with potential additional increases in 2023. If the Federal Reserve does ultimately increase interest rates, we expect those increases to have a net positive impact on our net income, despite likely absolute increases in our operating expenses due to inflation
.

(Continued)

59.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	March 31, 2022		December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	4.40%	(5.30%)	13.70%	1.57%
+200	2.60%	(2.15%)	8.38%	2.75%
+100	0.86%	(1.16%)	2.66%	1.27%
Base	—	—	—	—
-100	(0.81%)	(5.98%)	(5.11%)	(1.92%)

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

(Continued)

60.

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

Tangible Book Value Per Common Share. Tangible book value per common share is a non-GAAP measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible common equity as total equity attributable to Guaranty Bancshares, Inc., less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.

We believe that the tangible book value per common share measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

(Continued)

61.

The following table reconciles, as of the dates set forth below, total equity attributable to Guaranty Bancshares, Inc. to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31,		As of December 31,
(dollars in thousands, except per share data)	2022	2021	2021
Tangible common equity
Equity attributable to Guaranty Bancshares, Inc.	$291,282	$280,097	$302,214
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(2,199)	(2,786)	(2,313)
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$256,923	$245,151	$267,741
Common shares outstanding(1)	12,066,480	12,053,597	12,122,717
Book value per common share	$24.14	$23.24	$24.93
Tangible book value per common share	21.3	20.3	22.1

(1) Excludes the dilutive effect, if any, of 151,871, 139,138 and 146,576 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2022 and 2021, and December 31, 2021, respectively.

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate tangible common equity, as described above, and tangible assets as total assets less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total equity attributable to Guaranty Bancshares, Inc. to total assets.

We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period of tangible common equity to tangible assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total equity attributable to Guaranty Bancshares, Inc. and assets while not increasing our tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total tangible common equity and total assets to tangible assets:

(dollars in thousands)	As of March 31, 2022	As of December 31, 2021
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$256,923	$267,741
Tangible assets
Total assets	3,189,829	3,086,070
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible, net	(2,199)	(2,313)
Total tangible assets	$3,155,470	$3,051,597

Total equity to total assets	9.13%	9.79%
Tangible common equity to tangible assets	8.14%	8.77%

(Continued)

62.

The following tables reconcile, as of and for the dates set forth below, net earnings, a GAAP measure, and net core earnings, a non-GAAP measure that excludes provisions for credit losses and income tax and net PPP income.

Net Core Earnings and Net Core Earnings per Common Share

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Net earnings	$10,738	$10,962
Adjustments:
Reversal of provision for credit losses	(1,250)	—
Income tax provision	2,235	2,336
PPP loans, including fees	(783)	(3,905)
Net interest expense on PPP-related borrowings	—	—
Net core earnings	$10,940	$9,393

Weighted-average common shares outstanding, basic	12,109,074	12,038,638
Earnings per common share, basic	$0.89	$0.91
Net core earnings per common share, basic	0.90	0.78

Net Core Earnings to Average Assets, as Adjusted, and Average Equity

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net core earnings	$10,940	$9,393
Total average assets	3,146,339	2,775,567
Adjustments:
PPP loans average balance	(36,720)	(137,251)
Excess fed funds sold due to PPP-related borrowings	—	—
Total average assets, adjusted	$3,109,619	$2,638,316
Net core earnings to average assets, as adjusted	1.43	1.44
Total average equity	$301,579	$277,612
Net core earnings to average equity	14.71	13.72

Total Interest-Earning Assets, net of PPP Effects

	Quarter Ended March 31, 2022			Quarter Ended March 31, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$2,963,030	$25,893	3.54%	$2,609,299	$26,513	4.12%

Total loans	1,937,000	22,272	4.66	1,886,863	24,195	5.20
Adjustments:
PPP loan average balance and net fees(1)	(36,720)	(783)	8.65	(137,251)	(3,513)	10.38
Total loans, net of PPP effects	1,900,280	21,489	4.59	1,749,612	20,682	4.79

Total interest-earning assets, net of PPP effects	$2,926,310	$25,110	3.48%	$2,472,048	$23,000	3.77%

(1) Interest earned consists of interest income of $89,000 and $335,000, and net origination fees recognized in earnings of $694,000 and $3.2 million for the quarter ended March 31, 2022 and 2021, respectively.

(Continued)

63.

Net Interest Income and Net Interest Margin, Net of PPP Effects

(dollars in thousands)	Quarter Ended March 31, 2022	Quarter Ended December 31, 2021	Quarter Ended March 31, 2021
Net interest income	$24,323	$24,020	$24,491
Adjustments:
PPP-related interest income	(89)	(154)	(335)
PPP-related net origination fees	(694)	(804)	(3,178)
Net interest income, net of PPP effects	$23,540	$23,062	$20,978

Total average interest-earning assets	$2,963,030	$2,844,147	$2,609,299
Total average interest-earning assets, net of PPP effects	2,926,310	2,783,085	2,472,048

Net interest margin(1)	3.33%	3.35%	3.81%
Net interest margin, net of PPP effects(2)	3.26	3.29	3.44

Net interest income	$24,323	$24,020	$24,491
Interest income tax adjustments	301	277	250
Net interest income, fully taxable equivalent ("FTE")	$24,624	$24,297	$24,741
Net interest income, FTE, net of PPP effects	23,841	23,339	21,228

Net interest margin, FTE(3)	3.37%	3.39%	3.85%
Net interest margin, FTE, net of PPP effects(4)	3.30	3.33	3.48

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

Efficiency Ratio, Net of PPP Effects

(dollars in thousands)	Quarter Ended March 31, 2022	Quarter Ended December 31, 2021	Quarter Ended March 31, 2021
Total noninterest expense	$19,079	$18,976	$17,312
Adjustments:
PPP-related deferred costs	—	—	392
Total noninterest expense, net of PPP effects	$19,079	$18,976	$17,704

Net interest income	24,323	24,020	24,491
Net interest income, net of PPP effects	23,540	23,062	20,978

Total noninterest income	$6,479	$6,038	$6,119
Securities gains (losses)	—	—	—
Noninterest income, as adjusted	$6,479	$6,038	$6,119

Efficiency ratio(1)	61.94%	63.13%	56.56%
Efficiency ratio, net of PPP effects(2)	63.56	65.21	65.34

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

(Continued)

64.

ACL to Total Loans, Excluding PPP

(dollars in thousands)	As of March 31, 2022	As of December 31, 2021	As of March 31, 2021
Total loans	$2,014,061	$1,908,040	$1,912,367
Adjustments:
PPP loans	(19,302)	(50,611)	(158,236)
Total loans, excluding PPP	$1,994,759	$1,857,429	$1,754,131

Allowance for credit losses	$29,096	$30,433	$32,770

Allowance for credit losses / period-end loans	1.44%	1.59%	1.71%
Allowance for credit losses / period-end loans. excluding PPP	1.46	1.64	1.87

Loan Yield, Net of PPP Effects

	Quarter Ended March 31, 2022			Quarter Ended December 31, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$1,937,000	$22,272	4.66%	$1,925,046	$22,833	4.71%
Adjustments:
PPP loans average balance and net fees	(36,720)	(783)	8.65	(61,062)	(958)	6.22
Total loans, net of PPP effects	$1,900,280	$21,489	4.59%	$1,863,984	$21,875	4.66%
Effect of removing PPP loans on loan yield			-0.07%			-0.05%

	Quarter Ended March 31, 2022			Quarter Ended March 31, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$1,937,000	$22,272	4.66%	$1,886,863	$24,195	5.20%
Adjustments:
PPP loans average balance and net fees	(36,720)	(783)	8.65	(137,251)	(3,513)	10.38
Total loans, net of PPP effects	$1,900,280	$21,489	4.59%	$1,749,612	$20,682	4.79%
Effect of removing PPP loans on loan yield			-0.07%			-0.41%

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

(Continued)

65.

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
•
technology related changes are difficult to make or are more expensive than expected; and
•
the other factors that are described under the caption “Risk Factors” or referenced in this report, our Annual Report on Form 10-K for the year ended December 31, 2021, and other risks included in the Company’s filings with the SEC.

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

66.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(Continued)

67.

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

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors previously disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and other risks included in the Company’s filings with the SEC. The Company’s business could be harmed by any of these risks. The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(Continued)

68.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

On March 13, 2020, the Company announced the adoption of a stock repurchase program that authorized the repurchase of up to 1,000,000 shares of the Company common stock. The stock repurchase program was effective until March 13, 2022, when it expired by its terms.

On April 21, 2022, the Company announced the adoption of a new stock repurchase program that authorized the repurchase of up to 1,000,000 shares of the Company common stock. The stock repurchase program will be effective until the earlier of April 21, 2024, or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors. The repurchase plan permits shares to be acquired from time to time in the open market or negotiated transactions at prices management considers to be attractive and in the best interest of both the Company and its shareholders, subject to compliance with applicable laws and regulations, general market and economic conditions, the financial and regulatory condition of the Company, liquidity and other factors.

The table below contains information regarding all shares repurchased by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January, 2022	—	$—	—	562,523
February, 2022	13,902	34.97	13,902	548,621
March, 2022	42,335	35.59	21,828	—[1]
Total	56,237	$35.44	35,730

[1] Applicable stock repurchase program expired on March 13, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

(Continued)

69.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Certificate of Formation of Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed May 1, 2017).

3.2	Amended and Restated Bylaws of Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 6, 2017).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

The other instruments defining the rights of the long-term debt securities of Guaranty Bancshares, Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Guaranty Bancshares, Inc. hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1

Renewal Revolving Promissory Note between Guaranty Bancshares, Inc and Frost Bank, dated March 31, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 1, 2022).

10.2

Loan Agreement between Guaranty Bancshares, Inc and Frost Bank, dated March 31, 2017, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 1, 2022).

10.3

Subordinated Note Purchase Agreement, dated as of March 4, 2022, by and between Guaranty Bancshares, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2022).

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

GUARANTY BANCSHARES, INC.
(Registrant)

Date: May 9, 2022	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: May 9, 2022	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

71.