Form 10-Q
period 2022-06-30
GUARANTY BANCSHARES INC /TX/
filed 2022-08-05
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of August 1, 2022, there were 11,907,414 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$56,545	$42,979
Federal funds sold	2,425	431,975
Interest-bearing deposits	12,053	24,651
Total cash and cash equivalents	71,023	499,605
Securities available for sale	196,095	342,206
Securities held to maturity	713,390	184,263
Loans held for sale	2,770	4,129
Loans, net of allowance for credit losses of $28,997 and $30,433, respectively	2,107,658	1,876,076
Accrued interest receivable	10,144	8,901
Premises and equipment, net	54,437	53,470
Cash surrender value of life insurance	37,979	37,141
Core deposit intangible, net	2,086	2,313
Goodwill	32,160	32,160
Other assets	53,171	45,806
Total assets	$3,280,913	$3,086,070
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$1,105,756	$1,014,518
Interest-bearing	1,673,865	1,656,309
Total deposits	2,779,621	2,670,827
Securities sold under agreements to repurchase	7,871	14,151
Accrued interest and other liabilities	28,033	26,568
Line of credit	—	5,000
Federal Home Loan Bank advances	131,500	47,500
Subordinated debt	51,053	19,810
Total liabilities	2,998,078	2,783,856
Commitments and contingencies (see Note 11)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,159,928 and 14,138,978 shares issued, and 11,912,249 and 12,122,717 shares outstanding, respectively	14,160	14,139
Additional paid-in capital	226,318	225,544
Retained earnings	123,888	107,645
Treasury stock, 2,247,679 and 2,016,261 shares at cost	(59,570)	(51,419)
Accumulated other comprehensive (loss) income	(22,541)	6,305
Equity attributable to Guaranty Bancshares, Inc.	282,255	302,214
Noncontrolling interest	580	—
Total equity	282,835	302,214
Total liabilities and equity	$3,280,913	$3,086,070

See accompanying notes to consolidated financial statements.

1.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$24,587	$22,864	$46,859	$47,059
Securities
Taxable	2,849	1,138	4,802	2,190
Nontaxable	1,290	1,053	2,440	2,092
Federal funds sold and interest-bearing deposits	394	229	912	456
Total interest income	29,120	25,284	55,013	51,797

Interest expense
Deposits	1,623	1,493	2,865	3,096
FHLB advances and federal funds purchased	190	102	236	201
Subordinated debt	453	188	699	376
Other borrowed money	3	24	39	156
Total interest expense	2,269	1,807	3,839	3,829

Net interest income	26,851	23,477	51,174	47,968
(Reversal of) provision for credit losses	—	(1,000)	(1,250)	(1,000)
Net interest income after provision for credit losses	26,851	24,477	52,424	48,968

Noninterest income
Service charges	1,070	855	2,046	1,684
Net realized gain on sale of loans	882	1,244	1,787	2,642
Merchant and debit card fees	2,061	1,922	3,672	3,428
Other income	2,068	1,949	5,055	4,335
Total noninterest income	6,081	5,970	12,560	12,089

Noninterest expense
Employee compensation and benefits	11,730	10,204	23,262	20,147
Occupancy expenses	2,848	2,833	5,559	5,520
Other expenses	5,116	4,666	9,952	9,348
Total noninterest expense	19,694	17,703	38,773	35,015

Income before income taxes	13,238	12,744	26,211	26,042
Income tax provision	2,472	2,312	4,707	4,648
Net earnings	$10,766	$10,432	$21,504	$21,394
Net loss attributable to noncontrolling interest	18	—	18	—
Net earnings attributable to Guaranty Bancshares, Inc.	$10,784	$10,432	$21,522	$21,394
Basic earnings per share	$0.90	$0.87	$1.79	$1.78
Diluted earnings per share	$0.89	$0.85	$1.77	$1.75

See accompanying notes to consolidated financial statements.

2.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings	$10,766	$10,432	$21,504	$21,394
Other comprehensive loss:
Unrealized losses on securities, net of tax	(11,669)	(687)	(28,658)	(2,922)

Unrealized gains (losses) on interest rate swaps:
Unrealized holding gains arising during the period	—	23	497	472
Reclassification of realized gains on interest rate swap termination from accumulated other comprehensive income	—	—	(685)	—
Unrealized gains (losses) on interest rate swaps	—	23	(188)	472

Total other comprehensive loss	(11,669)	(664)	(28,846)	(2,450)

Comprehensive (loss) income	(903)	9,768	(7,342)	18,944
Less comprehensive loss attributable to noncontrolling interest	18	—	18	—
Comprehensive (loss) income attributable to Guaranty Bancshares, Inc.	$(885)	$9,768	$(7,324)	$18,944

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$—	$14,139	$225,544	$107,645	$(51,419)	$6,305	$—	$302,214
Net earnings	—	—	—	21,522	—	—	(18)	21,504
Other comprehensive loss	—	—	—	—	—	(28,846)	—	(28,846)
Contributions from noncontrolling interest	—	—	—	—	—	—	598	598
Exercise of stock options	—	21	453	—	—	—	—	474
Purchase of treasury stock	—	—	—	—	(8,151)	—	—	(8,151)
Stock based compensation	—	—	321	—	—	—	—	321
Cash dividends:
Common - $0.44 per share	—	—	—	(5,279)	—	—	—	(5,279)
Total equity at June 30, 2022	$—	$14,160	$226,318	$123,888	$(59,570)	$(22,541)	$580	$282,835

For the Three Months Ended June 30, 2022
Balance at March 31, 2022	$—	$14,139	$225,700	$115,727	$(53,412)	$(10,872)	$598	$291,880
Net earnings	—	—	—	10,784	—	—	(18)	10,766
Other comprehensive loss	—	—	—	—	—	(11,669)	—	(11,669)
Exercise of stock options	—	21	453	—	—	—	—	474
Purchase of treasury stock	—	—	—	—	(6,158)	—	—	(6,158)
Stock based compensation	—	—	165	—	—	—	—	165
Cash dividends:
Common - $0.22 per share	—	—	—	(2,623)	—	—	—	(2,623)
Total equity at June 30, 2022	$—	$14,160	$226,318	$123,888	$(59,570)	$(22,541)	$580	$282,835

See accompanying notes to consolidated financial statements.

4.

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
For the Six Months Ended June 30, 2021
Balance at December 31, 2020	$—	$12,952	$188,032	$113,449	$(51,419)	$9,629	$272,643
Net earnings	—	—	—	21,394	—	—	21,394
Other comprehensive loss	—	—	—	—	—	(2,450)	(2,450)
10% stock dividend	—	1,094	34,853	(35,947)	—	—	—
Exercise of stock options	—	28	608	—	—	—	636
Stock based compensation	—	—	329	—	—	—	329
Cash dividends:
Common - $0.40 per share	—	—	—	(4,823)	—	—	(4,823)
Balance at June 30, 2021	$—	$14,074	$223,822	$94,073	$(51,419)	$7,179	$287,729

For the Three Months Ended June 30, 2021
Balance at March 31, 2021	$—	$14,070	$223,550	$86,053	$(51,419)	$7,843	$280,097
Net earnings	—	—	—	10,432	—	—	10,432
Other comprehensive loss	—	—	—	—	—	(664)	(664)
Exercise of stock options	—	4	105	—	—	—	109
Stock based compensation	—	—	167	—	—	—	167
Dividends:
Common - $0.20 per share	—	—	—	(2,412)	—	—	(2,412)
Balance at June 30, 2021	$—	$14,074	$223,822	$94,073	$(51,419)	$7,179	$287,729

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net earnings	$21,504	$21,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,146	2,210
Amortization	397	679
Deferred taxes	(3,742)	(235)
Premium amortization, net of discount accretion	2,914	2,200
Gain on sale of loans	(1,787)	(2,642)
Reversal of provision for credit losses	(1,250)	(1,000)
Origination of loans held for sale	(48,365)	(60,289)
Proceeds from loans held for sale	51,511	63,385
Write-down of other real estate and repossessed assets	—	4
Net (gain) loss on sale of premises, equipment, other real estate owned and other assets	(38)	1
Stock based compensation	321	329
Net change in accrued interest receivable and other assets	(1,983)	(7,420)
Net change in accrued interest payable and other liabilities	1,067	3,049
Net cash provided by operating activities	$22,695	$21,665

Cash flows from investing activities
Securities available for sale:
Purchases	$(17,201)	$(112,178)
Proceeds from maturities and principal repayments	24,465	40,437
Securities held to maturity:
Purchases	(1,033,052)	—
Proceeds from maturities and principal repayments	607,338	—
Net originations of loans	(230,359)	(23,984)
Purchases of premises and equipment	(2,882)	(1,409)
Proceeds from BOLI death benefit	—	464
Proceeds from sale of premises, equipment, other real estate owned and other assets	77	155
Net cash used in investing activities	$(651,614)	$(96,515)

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from financing activities
Net change in deposits	$109,131	$246,636
Net change in securities sold under agreements to repurchase	(6,280)	(295)
Proceeds from FHLB advances	124,000	80,000
Repayment of FHLB advances	(40,000)	(140,101)
Proceeds from line of credit	1,000	5,000
Repayment of line of credit	(6,000)	(17,000)
Proceeds from issuance of subordinated debt	34,336	—
Repayments of debentures	(3,093)	—
Purchase of treasury stock	(8,151)	—
Exercise of stock options	474	636
Cash dividends paid	(5,080)	(4,599)
Net cash provided by financing activities	$200,337	$170,277
Net change in cash and cash equivalents	(428,582)	95,427
Cash and cash equivalents at beginning of period	499,605	351,791
Cash and cash equivalents at end of period	$71,023	$447,218

Supplemental disclosures of cash flow information
Interest paid	$3,312	$4,068
Income taxes paid	4,400	6,850

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,623	$2,412
Lease right of use assets obtained in exchange for lease liabilities	337	1,384
Available for sale securities transferred to held to maturity, net of unrealized loss of $13,186	106,157	—
Transfer of loans to other real estate owned and repossessed assets	27	444
Contributions from noncontrolling interest	580	—
Stock dividend	—	35,947

See accompanying notes to consolidated financial statements.

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

Principles of Consolidation: The consolidated financial statements in this Quarterly Report on Form 10-Q (this “Report”) include the accounts of Guaranty, the Bank and indirect subsidiaries that are wholly-owned or controlled. Subsidiaries that are less than wholly owned are fully consolidated if they are controlled by Guaranty or one of its subsidiaries, and the portion of any subsidiary not owned by Guaranty is reported as noncontrolling interest. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank has seven wholly-owned or controlled non-bank subsidiaries, Guaranty Company, Inc., G B COM, INC., 2800 South Texas Avenue LLC, Pin Oak Realty Holdings, Inc., Pin Oak Asset Management, LLC, White Oak Aviation, LLC and Caliber Guaranty Private Account, LLC, the entity which has a noncontrolling interest. The accounting and financial reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

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

Recent Accounting Pronouncements: In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, "Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). ASU 2022-02 eliminates the current guidance on troubled debt restructurings ("TDRs"), enhances current and introduces new disclosure requirements related to loan modifications. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022. The Company has the option to early adopt, and is in the process of evaluating the impact this ASU will have on its consolidated financial statements and

(Continued)

8.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

related disclosures.

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of June 30, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$35,029	$—	$1,455	$33,574
Municipal securities	9,500	10	62	9,448
Mortgage-backed securities	144,128	18	14,962	129,184
Collateralized mortgage obligations	25,256	17	1,384	23,889
Total available for sale	$213,913	$45	$17,863	$196,095

Held to maturity:
U.S. government agencies	$9,066	$—	$1,181	$7,885
Treasury securities	324,510	—	2,832	321,678
Municipal securities	196,262	518	8,446	188,334
Mortgage-backed securities	138,802	2	12,807	125,997
Collateralized mortgage obligations	44,750	—	6,147	38,603
Total held to maturity	$713,390	$520	$31,413	$682,497

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$10,013	$—	$42	$9,971
Corporate bonds	35,080	940	85	35,935
Mortgage-backed securities	221,610	1,477	1,779	221,308
Collateralized mortgage obligations	74,925	971	904	74,992
Total available for sale	$341,628	$3,388	$2,810	$342,206

Held to maturity:
Municipal securities	$181,310	$8,364	$118	$189,556
Mortgage-backed securities	2,953	—	37	2,916
Total held to maturity	$184,263	$8,364	$155	$192,472

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer are retained in other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. During the second quarter of 2022, we transferred $106,157 of securities from available for sale to held to maturity, which included a net unrealized loss on the date of transfer of $13,186. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $5,263 at June 30, 2022, compared to a net unamortized, unrealized gain of $8,860 at December 31, 2021. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of June 30, 2022 or December 31, 2021.

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Information pertaining to securities with gross unrealized losses as of June 30, 2022 and December 31, 2021, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2022	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(1,455)	$33,574	$—	$—	$(1,455)	$33,574
Municipal securities	(62)	8,024	—	—	(62)	8,024
Mortgage-backed securities	(12,272)	113,242	(2,690)	14,774	(14,962)	128,016
Collateralized mortgage obligations	(1,384)	22,706	—	—	(1,384)	22,706
Total available for sale	$(15,173)	$177,546	$(2,690)	$14,774	$(17,863)	$192,320

Held to maturity:
U.S. government agencies	$(1,181)	$8,830	$—	$—	$(1,181)	$8,830
Treasury securities	(2,832)	321,678	—	—	(2,832)	321,678
Municipal securities	(8,446)	103,252	—	—	(8,446)	103,252
Mortgage-backed securities	(11,834)	104,888	(973)	5,627	(12,807)	110,515
Collateralized mortgage obligations	(6,147)	43,104	—	—	(6,147)	43,104
Total held to maturity	$(30,440)	$581,752	$(973)	$5,627	$(31,413)	$587,379

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2021	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$(42)	$9,971	$—	$—	$(42)	$9,971
Corporate bonds	(85)	11,418	—	—	(85)	11,418
Mortgage-backed securities	(1,383)	144,367	(396)	11,317	(1,779)	155,684
Collateralized mortgage obligations	(904)	40,172	—	—	(904)	40,172
Total available for sale	$(2,414)	$205,928	$(396)	$11,317	$(2,810)	$217,245

Held to maturity:
Municipal securities	$(37)	$7,772	$(81)	$2,996	$(118)	$10,768
Mortgage-backed securities	(37)	2,916	—	—	(37)	2,916
Total held to maturity	$(74)	$10,688	$(81)	$2,996	$(155)	$13,684

There were 265 investments in an unrealized loss position, of which 81 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses as of June 30, 2022. The available for sale securities in a loss position were composed of corporate bonds, municipal securities, collateralized mortgage obligations and mortgage-backed securities. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. Government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of June 30, 2022 are not credit-related. Management does

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under CECL. As of June 30, 2022, our held to maturity securities consisted of U.S. government agencies, municipal bonds, treasury securities and mortgage-backed securities issued by the U.S. Government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, no allowance for credit losses has been recorded for these securities.

Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

As of June 30, 2022, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of total equity attributable to Guaranty Bancshares, Inc.

Securities with fair values of approximately $397,018 and $310,958 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

There were no securities sold during the six months ended June 30, 2022 or 2021.

The contractual maturities at June 30, 2022 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
June 30, 2022	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$276,151	$274,879
Due after one year through five years	17,279	16,826	162,627	160,856
Due after five years through ten years	27,250	26,196	62,262	58,025
Due after ten years	—	—	28,798	24,137
Mortgage-backed securities	144,128	129,184	138,802	125,997
Collateralized mortgage obligations	25,256	23,889	44,750	38,603
Total securities	$213,913	$196,095	$713,390	$682,497

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	June 30, 2022	December 31, 2021
Commercial and industrial	$268,812	$280,569
Real estate:
Construction and development	350,024	307,797
Commercial real estate	749,603	622,842
Farmland	166,309	145,501
1-4 family residential	450,929	410,673
Multi-family residential	55,985	30,971
Consumer	56,433	50,965
Agricultural	14,502	14,639
Warehouse lending(1)	25,344	43,720
Overdrafts	435	363
Total loans(2)	2,138,376	1,908,040
Net of:
Deferred loan fees, net	(1,721)	(1,531)
Allowance for credit losses	(28,997)	(30,433)
Total net loans(2)	$2,107,658	$1,876,076

(1) Warehouse lending is presented as a component of commercial and industrial loans in remaining tables.

(2) Excludes accrued interest receivable on loans of $5.7 million and $5.8 million as of June 30, 2022 and December 31, 2021, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The following tables present the activity in the ACL by class of loans for the six months ended June 30, 2022, for the year ended December 31, 2021 and for the six months ended June 30, 2021:

Six Months Ended June 30, 2022	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433
(Reversal of) provision for credit losses	462	27	(2,420)	55	121	208	209	(8)	96	(1,250)
Loans charged-off	(154)	—	—	—	—	—	(36)	—	(138)	(328)
Recoveries	45	—	1	—	30	—	23	—	43	142
Ending balance	$3,953	$4,248	$11,346	$1,753	$5,969	$604	$958	$161	$5	$28,997

For the Year Ended December 31, 2021	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619
(Reversal of) provision for credit losses	(43)	(515)	(1,229)	478	(495)	33	(51)	(78)	200	(1,700)
Loans charged-off	(411)	—	(816)	—	—	—	(151)	—	(263)	(1,641)
Recoveries	21	1	30	—	—	—	35	8	60	155
Ending balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433

Six Months Ended June 30, 2021	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619
Provision for credit losses	(329)	(914)	167	19	(162)	255	(34)	(49)	47	(1,000)
Loans charged-off	(238)	—	(760)	—	—	—	(76)	—	(84)	(1,158)
Recoveries	11	1	11	—	—	—	28	—	36	87
Ending balance	$3,477	$3,822	$15,198	$1,239	$6,151	$618	$847	$190	$6	$31,548

(Continued)

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

During the year ended December 31, 2020, a total allowance for credit losses provision of $13,200 was recorded primarily to account for the estimated impact of COVID-19 on credit quality and resulted largely from changes to individual loan risk ratings, as well as COVID-specific qualitative factors primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19. During 2021, we recorded no provision in the first quarter, a $1,000 reverse provision in the second quarter and a $700 reverse provision in the third quarter. No provision was recorded in the fourth quarter of 2021. These provision reversals captured improvements that occurred to macroeconomic factors evaluated at the onset of the pandemic as part of the aforementioned COVID-specific qualitative factors, as well as risk rating upgrades for specific loans, which impacted the reserve calculations within our model. In the first quarter of 2022, we unwound the remaining COVID-specific qualitative factors and recorded an additional reverse provision of $1,250 to account for significant improvements in COVID-related health statistics and economic impacts.

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

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of June 30, 2022:

June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$72,035	$74,565	$22,755	$13,675	$5,010	$15,538	$89,101	$292,679
Special mention	—	148	—	—	—	—	—	148
Substandard	—	—	258	653	204	30	—	1,145
Nonaccrual	—	32	57	—	—	—	95	184
Total commercial and industrial loans	$72,035	$74,745	$23,070	$14,328	$5,214	$15,568	$89,196	$294,156

Charge-offs	$—	$—	$(30)	$—	$—	$—	$(124)	$(154)
Recoveries	—	—	—	—	—	33	12	45
Current period net	$—	$—	$(30)	$—	$—	$33	$(112)	$(109)

Construction and development:
Pass	$90,460	$178,336	$30,558	$17,497	$5,771	$17,007	$9,474	$349,103
Special mention	—	—	—	—	—	920	—	920
Substandard	—	—	—	—	1	—	—	1
Nonaccrual	—	—	—	—	—	—	—	—
Total construction and development loans	$90,460	$178,336	$30,558	$17,497	$5,772	$17,927	$9,474	$350,024

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$160,736	$144,217	$108,522	$68,311	$50,281	$162,261	$16,445	$710,773
Special mention	—	—	950	—	8,841	17,536	—	27,327
Substandard	—	—	—	—	1,030	3,047	—	4,077
Nonaccrual	—	—	248	106	63	7,009	—	7,426
Total commercial real estate loans	$160,736	$144,217	$109,720	$68,417	$60,215	$189,853	$16,445	$749,603

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	1	—	—	1
Current period net	$—	$—	$—	$—	$1	$—	$—	$1

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$65,506	$57,309	$11,768	$7,164	$6,828	$12,908	$4,630	$166,113
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	32	—	67	—	99
Nonaccrual	—	—	—	—	—	97	—	97
Total farmland loans	$65,506	$57,309	$11,768	$7,196	$6,828	$13,072	$4,630	$166,309

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$79,199	$132,508	$55,175	$34,883	$29,142	$100,769	$17,572	$449,248
Special mention	—	—	—	—	22	109	—	131
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	159	—	—	118	1,273	—	1,550
Total 1-4 family residential loans	$79,199	$132,667	$55,175	$34,883	$29,282	$102,151	$17,572	$450,929

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	30	—	30
Current period net	$—	$—	$—	$—	$—	$30	$—	$30

Multi-family residential:
Pass	$25,629	$18,566	$2,511	$6,334	$893	$1,961	$91	$55,985
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$25,629	$18,566	$2,511	$6,334	$893	$1,961	$91	$55,985

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$18,010	$17,136	$8,071	$2,865	$3,674	$660	$6,028	$56,444
Special mention	8	32	2	—	—	—	—	42
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	68	17	8	31	8	250	382
Total consumer loans and overdrafts	$18,018	$17,236	$8,090	$2,873	$3,705	$668	$6,278	$56,868

Charge-offs	$(138)	$(14)	$(22)	$—	$—	$—	$—	$(174)
Recoveries	43	1	—	11	—	11	—	66
Current period net	$(95)	$(13)	$(22)	$11	$—	$11	$—	$(108)

Agricultural:
Pass	$1,719	$2,392	$1,377	$680	$665	$540	$6,865	$14,238
Special mention	—	—	—	—	—	6	—	6
Substandard	—	—	14	3	—	32	—	49
Nonaccrual	—	—	—	71	6	53	79	209
Total agricultural loans	$1,719	$2,392	$1,391	$754	$671	$631	$6,944	$14,502

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$513,294	$625,029	$240,737	$151,409	$102,264	$311,644	$150,206	$2,094,583
Special mention	8	180	952	—	8,863	18,571	—	28,574
Substandard	—	—	272	688	1,235	3,176	—	5,371
Nonaccrual	—	259	322	185	218	8,440	424	9,848
Total loans	$513,302	$625,468	$242,283	$152,282	$112,580	$341,831	$150,630	$2,138,376

Charge-offs	$(138)	$(14)	$(52)	$—	$—	$—	$(124)	$(328)
Recoveries	43	1	—	11	1	74	12	142
Total current period net (charge-offs) recoveries	$(95)	$(13)	$(52)	$11	$1	$74	$(112)	$(186)

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
There were no loans classified in the “doubtful” or “loss” risk rating categories as of June 30, 2022 and December 31, 2021.

The following tables presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loan, and their impact on the ACL, as of June 30, 2022 and December 31, 2021:

June 30, 2022	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$718	$—	$718	$246
Real estate:
Commercial real estate	1,030	—	1,030	354
Consumer	—	250	250	250
Total	$1,748	$250	$1,998	$850

December 31, 2021	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$116	$—	$116	$40
Real estate:
Construction and development	609	—	609	207
Commercial real estate	4,319	—	4,319	553
Total	$5,044	$—	$5,044	$800

(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

June 30, 2022	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$1,900	$97	$145	$2,142	$292,014	$294,156	$—
Real estate:
Construction and development	94	—	—	94	349,930	350,024	—
Commercial real estate	8	87	6,734	6,829	742,774	749,603	—
Farmland	20	—	—	20	166,289	166,309	—
1-4 family residential	784	186	411	1,381	449,548	450,929	—
Multi-family residential	—	—	—	—	55,985	55,985	—
Consumer	60	47	306	413	56,020	56,433	—
Agricultural	71	6	71	148	14,354	14,502	—
Overdrafts	—	—	—	—	435	435	—
Total	$2,937	$423	$7,667	$11,027	$2,127,349	$2,138,376	$—

December 31, 2021	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$969	$38	$134	$1,141	$323,148	$324,289	$—
Real estate:
Construction and development	885	132	—	1,017	306,780	307,797	—
Commercial real estate	—	360	350	710	622,132	622,842	—
Farmland	114	87	195	396	145,105	145,501	—
1-4 family residential	1,650	123	410	2,183	408,490	410,673	—
Multi-family residential	—	—	—	—	30,971	30,971	—
Consumer	189	113	68	370	50,595	50,965	—
Agricultural	41	8	—	49	14,590	14,639	—
Overdrafts	—	—	—	—	363	363	—
Total	$3,848	$861	$1,157	$5,866	$1,902,174	$1,908,040	$—

The following table presents information regarding nonaccrual loans as of:

	June 30, 2022	December 31, 2021
Commercial and industrial	$184	$148
Real estate:
Commercial real estate	7,426	642
Farmland	97	298
1-4 family residential	1,550	1,535
Consumer and overdrafts	382	160
Agricultural	209	48
Total	$9,848	$2,831

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring in which a bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.

There were no loans modified as TDRs during the six months ended June 30, 2022.

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

There were four TDRs that subsequently defaulted during 2022 and remained on nonaccrual status as of June 30, 2022. There were no TDRs that subsequently defaulted during 2021. The TDRs described above did not increase the allowance for credit losses and resulted in no charge-offs during the six months ended June 30, 2022 or the year ended December 31, 2021.
NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At June 30, 2022 and December 31, 2021, securities sold under agreements to repurchase totaled $7,871 and $14,151, respectively.

The Company has an unsecured $25,000 revolving line of credit, which had no outstanding balance at June 30, 2022, bears interest at the greater of (i) the prime rate, which was 4.75% at June 30, 2022, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2023. As of December 31, 2021, there was a $5,000 outstanding balance on the line of credit.

Federal Home Loan Bank (FHLB) advances, as of June 30, 2022, were as follows:

Fixed rate advances, with monthly interest payments, principal due in:

Year	Current Weighted Average Rate	Principal Due
2022	1.70%	$131,500
		$131,500

There are no fixed rate advances, with monthly principal and interest payments outstanding as of June 30, 2022.

NOTE 5 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	June 30, 2022	December 31, 2021
Trust II Debentures	$—	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note	34,336	—
Other debentures	9,500	9,500
	$51,053	$19,810

The Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I”). The subordinated debentures of a third trust, Guaranty (TX) Capital Trust II (“Trust II”, and together with Trust III and DCB Trust III, the "Trusts"), were redeemed in May 2022, for $3,093. Upon formation, the Trusts issued pass-through securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts issued common securities to the Company. The Trusts invested the proceeds of the sales of securities to the Company (“Debentures”). The Debentures mature approximately 30 years after the formation date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	Trust III	DCB Trust I
Formation date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at June 30, 2022 and December 31, 2021. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

	Trust III Debentures	DCB Trust I Debentures
Original amount	$2,062	$5,155
Maturity date	October 1, 2036	June 15, 2037
Interest due	Quarterly	Quarterly

In accordance with ASC 810, "Consolidation," the junior subordinated debentures issued by the Company to the subsidiary trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of earnings.

Trust II Debentures

These debentures were redeemed in May 2022.

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

Subordinated Note

On March 4, 2022, the Company completed a private placement of $35,000 aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three-month term Secured

(Continued)

23.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Overnight Financing Rate ("SOFR") plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of $664 in related unamortized issuance costs on the consolidated balance sheets.

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. $500 matured in November of 2020 and $9,500 remain as of June 30, 2022. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the maturity date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

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

(Continued)

24.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

A summary of stock option activity in the Plan during the six months ended June 30, 2022 and 2021 follows:

Six Months Ended June 30, 2022	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	502,780	$25.77	5.59	$5,936
Granted	60,000	35.84
Exercised	(20,950)	22.60
Forfeited	(20,900)	25.95
Balance, June 30, 2022	520,930	$27.05	5.62	$4,815

Exercisable at end of period	289,920	$24.52	4.07	$3,401

Six Months Ended June 30, 2021	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	506,200	$26.81	5.82	$1,805
Effect of 10% stock dividend	50,770
Granted	24,500	33.37
Exercised	(28,590)	22.28
Forfeited	(19,020)	26.01
Balance, June 30, 2021	533,860	$24.84	5.58	$4,930

Exercisable at end of period	312,206	$23.58	4.49	$3,274

A summary of nonvested stock option activity in the Plan during the six months ended June 30, 2022 and 2021 follows:

Six Months Ended June 30, 2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	207,084	$5.23
Granted	60,000	6.40
Vested	(29,694)	(6.24)
Forfeited	(6,380)	(14.82)
Balance, June 30, 2022	231,010	$5.38

Six Months Ended June 30, 2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	214,680	$4.46
Effect of 10% stock dividend	23,218
Granted	24,500	5.67
Vested	(31,724)	(6.13)
Forfeited	(9,020)	(8.06)
Balance, June 30, 2021	221,654	$5.01

Information related to stock options in the Plan is as follows for the six months ended:

	June 30, 2022	June 30, 2021
Intrinsic value of options exercised	$286	$337
Cash received from options exercised	474	636
Weighted average fair value of options granted	6.40	5.67

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Restricted Stock Awards and Units

A summary of restricted stock activity in the Plan during the six months ended June 30, 2022 and 2021 follows:

Six Months Ended June 30, 2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	30,190	$27.52
Vested	(4,070)	(27.50)
Balance, June 30, 2022	26,120	$27.52

Six Months Ended June 30, 2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	35,300	$29.72
Effect of 10% stock dividend	3,530
Vested	(4,840)	(30.25)
Balance, June 30, 2021	33,990	$26.95

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of June 30, 2022, there was $1,778 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.24 years.

The Company granted options under the Plan during the first six months of 2022 and 2021. Expense of $321 and $329 was recorded during the six months ended June 30, 2022 and 2021, respectively, which represents the fair value of shares vested during those periods.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the six months ended June 30, 2022 and 2021 totaled $784 and $737, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of June 30, 2022, the number of shares held by the KSOP was 1,139,941. There were no unallocated shares to plan participants as of June 30, 2022, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $37,979 and $37,141 as of June 30, 2022 and December 31, 2021, respectively.

Expense related to these plans totaled $508 and $471 for the six months ended June 30, 2022 and 2021, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

recorded liability totaled approximately $5,238 and $4,969 as of June 30, 2022 and December 31, 2021, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the six months ended June 30, 2022 and 2021 totaled $2,695 and $2,153, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 14 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of June 30, 2022, operating lease right-of-use assets were $13,762 and liabilities were $14,353, and as of December 31, 2021, lease assets and liabilities were $14,376 and $14,882, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the six months ended June 30, 2022 and 2021 was approximately $1,104 and $1,146, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	June 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$13,762	$14,376
Operating lease liabilities	14,353	14,882

Weighted average remaining lease term
Operating leases	8 years	8 years
Weighted average discount rate
Operating leases	1.99%	1.95%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2026 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of June 30, 2022, are as follows:

Year Ended December 31,	Amount
2022	$1,100
2023	2,166
2024	2,111
2025	1,942
2026	1,714
Thereafter	5,898
Total lease payments	14,931
Less: interest	(578)
Present value of lease liabilities	$14,353

(Continued)

27.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense for the period	$2,472	$2,312	$4,707	$4,648
Effective tax rate	18.67%	18.14%	17.96%	17.85%

The effective tax rates differ from the statutory federal tax rate of 21% for the three and six months ended June 30, 2022 and 2021 largely due to tax exempt interest income earned on certain investment securities and loans.

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

28.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Interest expense recorded on these swap transactions totaled $119 and $320 during the six months ended June 30, 2022 and 2021, respectively. This expense is reported as a component of interest expense on the debentures and the FHLB advances and federal funds purchased.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL with respect to these commitments as of June 30, 2022 and December 31, 2021.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2022 and December 31, 2021, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	June 30, 2022	December 31, 2021
Commitments to extend credit	$489,737	$405,269
Letters of credit	10,505	8,357

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At June 30, 2022, the Company had letters of credit of $29,033 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of June 30, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it was subject.

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

As of June 30, 2022 and December 31, 2021, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since June 30, 2022 that management believes have changed the Company’s category.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital to risk-weighted assets:
Consolidated	$340,931	15.06%	$181,117	8.00%	$237,716	10.50%	n/a
Bank	337,604	14.92%	181,052	8.00%	237,631	10.50%	$226,315	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	278,297	12.29%	135,838	6.00%	192,437	8.50%	n/a
Bank	309,306	13.67%	135,789	6.00%	192,368	8.50%	181,052	8.00%
Tier 1 capital to average assets:(1)
Consolidated	278,297	8.72%	127,594	4.00%	127,594	4.00%	n/a
Bank	309,306	9.68%	127,761	4.00%	127,761	4.00%	159,701	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	271,080	11.97%	101,878	4.50%	158,478	7.00%	n/a
Bank	309,306	13.67%	101,842	4.50%	158,421	7.00%	147,105	6.50%

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

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

June 30, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$129,184	$—	$129,184	$—
Collateralized mortgage obligations	23,889	—	23,889	—
Municipal securities	9,448	—	9,448	—
Corporate bonds	33,574	—	33,574	—
Loans held for sale	2,770	—	—	2,770
Cash surrender value of life insurance	37,979	—	37,979	—
SBA servicing assets	1,025	—	—	1,025

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	1,148	—	—	1,148

December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$221,308	$—	$221,308	$—
Collateralized mortgage obligations	74,992	—	74,992	—
Corporate bonds	35,935	—	35,935	—
U.S. government agencies	9,971	—	9,971	—
Loans held for sale	4,129	—	—	4,129
Cash surrender value of life insurance	37,141	—	37,141	—
SBA servicing assets	877	—	—	877
Derivative instrument assets	(196)	—	(196)	—
Derivative instrument liabilities	8	—	8	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	4,244	—	—	4,244

(Continued)

32.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2022 or for the year ended December 31, 2021.

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

As of June 30, 2022 and 2021, and December 31, 2021, there were no foreclosed assets that were remeasured and recorded at fair value.

As of June 30, 2022 and December 31, 2021, there were no nonrecurring level 3 fair value measurements requiring quantitative information.

The following table presents information on individually evaluated collateral dependent loans as of June 30, 2022 and December 31, 2021:

	Fair Value Measurements Using
June 30, 2022	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$472	$472
Real estate:
Construction and development	—	—	—	—
Commercial real estate	—	—	676	676
Total	$—	$—	$1,148	$1,148

	Fair Value Measurements Using
December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$76	$76
Real estate:
Construction and development	—	—	402	402
Commercial real estate	—	—	3,766	3,766
Total	$—	$—	$4,244	$4,244

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of June 30, 2022 and December 31, 2021, are as follows:

	Fair value measurements as of June 30, 2022 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$71,023	$71,023	$—	$—	$71,023
Marketable securities held to maturity	713,390	—	682,497	—	682,497
Loans, net	2,107,658	—	—	2,056,757	2,056,757
Accrued interest receivable	10,144	—	10,144	—	10,144
Nonmarketable equity securities	17,753	—	17,753	—	17,753
Financial liabilities:
Deposits	$2,779,621	$2,452,997	$326,237	$—	$2,779,234
Securities sold under repurchase agreements	7,871	—	7,871	—	7,871
Accrued interest payable	1,008	—	1,008	—	1,008
Federal Home Loan Bank advances	131,500	—	131,450	—	131,450
Subordinated debt	51,053	—	49,306	—	49,306

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
NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. There were no net earnings attributable to the noncontrolling interest during the quarter ended June 30, 2022. Diluted earnings per share reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net earnings of the Company. Dilutive share equivalents include stock-based awards issued to employees.

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

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$10,784	$10,432	$21,522	$21,394

Denominator:
Weighted-average shares outstanding (basic)	11,968,227	12,056,550	12,038,261	12,047,643
Effect of dilutive securities:
Common stock equivalent shares from stock options	130,756	195,037	135,252	168,311
Weighted-average shares outstanding (diluted)	12,098,983	12,251,587	12,173,513	12,215,954

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$0.90	$0.87	$1.79	$1.78
Diluted	$0.89	$0.85	$1.77	$1.75

(Continued)

35.

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

We currently operate 32 banking locations in the East Texas, Dallas/Fort Worth, Houston and Central Texas regions of the state. Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas, 75001 and our telephone number is (888) 572-9881. Our website address is www.gnty.com. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.

As a bank holding company that operates through one segment, we generate most of our revenue from interest on loans and investments, customer service and loan fees, fees related to the sale of mortgage loans, and trust and wealth management services. We incur interest expense on deposits and other borrowed funds, as well as noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest-earning assets and control the interest expenses of our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities.

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

Quarterly Highlights

Quarterly highlights of the Company include:

•
Strong Loan Growth. The second quarter of 2022 saw strong organic loan growth, increasing $124.3 million, or 6.2%, during the quarter. Excluding PPP and warehouse lending changes, our loans grew $139.9 million, or 7.1%, during the quarter. Our loan growth is a result of internally generated sources and is not from loan purchases from other originators.
•
Solid Net Earnings and Core Earnings. Net earnings have remained consistent quarter-over-quarter. Net core earnings†, which exclude provisions for credit losses and income tax, and net PPP income, have trended upwards, demonstrating a solid and consistent core earnings stream. Net core earnings† were $12.8 million for the second quarter, compared to $10.9 million for the first quarter of 2022, and $9.8 million during the second quarter of 2021.

(Continued)

36.

•
Good Asset Quality. Non-performing assets as a percentage of total assets were 0.30% at June 30, 2022, compared to 0.08% at March 31, 2022 and 0.13% at June 30, 2021. Net charge-offs to average loans (annualized) were 0.02% for the quarter ended June 30, 2022, compared to 0.02% for the quarter ended March 31, 2022, and 0.05% for the quarter ended June 30, 2021.
•
Repricing Loans. The Bank is slightly asset-sensitive and should see benefits from expected rate increases by the Federal Reserve. As of June 30, 2022, $267.8 million, or 12.5%, of our loan portfolio is fully floating and $1.1 billion, or 51.8%, are adjustable rate term loans, repricing at defined future time periods or at maturity. With the rate increase of 75 bps that occurred during the July FOMC meeting, approximately $322.7 million, or 23.5%, of our floating and variable rate loans repriced. Total rate increases of 175 bps between June 30, 2022 and December 31, 2022 would result in repricing of approximately $453.6 million, or 33.0%, of our total floating and adjustable rate loans by December 31, 2022. Although we have raised interest rates paid on deposit accounts, we continue to maintain a conservative approach to increases. A total of 39.8% of our deposits are noninterest-bearing and total cost of funds on total deposits during the second quarter was 0.23%.

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in subsequent sections of this MD&A.

Discussion and Analysis of Results of Operations for the Six Months Ended June 30, 2022 and 2021

Results of Operations

The following discussion and analysis compares our results of operations for the six months ended June 30, 2022 with the six months ended June 30, 2021. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Net earnings attributable to Guaranty Bancshares, Inc. (which excludes the minority interest of consolidated subsidiaries) were $21.5 million for the six months ended June 30, 2022, as compared to $21.4 million for the six months ended June 30, 2021. The following table presents key earnings data for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021
Net earnings attributable to Guaranty Bancshares, Inc.	$21,522	$21,394
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	1.79	1.78
-diluted	1.77	1.75
Net interest margin(1)	3.45%	3.60%
Net interest rate spread(2)	3.28%	3.42%
Return on average assets	1.37%	1.51%
Return on average equity	14.65%	15.31%
Average equity to average total assets	9.32%	9.86%
Cash dividend payout ratio	24.58%	22.47%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Large changes in the provision for credit losses, resulting from effects of COVID-19, and participation in the PPP program, have created temporary extraordinary results in the calculation of net earnings and related performance ratios. The following table illustrates net earnings attributable to Guaranty Bancshares, Inc. and net core earnings attributable to

(Continued)

37.

Guaranty Bancshares, Inc. per share, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as net core performance ratios for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021
Net earnings attributable to Guaranty Bancshares, Inc.	$21,522	$21,394
Adjustments:
Reversal of provision for credit losses	(1,250)	(1,000)
Income tax provision	4,707	4,648
PPP interest income, including fees	(1,219)	(5,260)
Net core earnings attributable to Guaranty Bancshares, Inc.†	$23,760	$19,782

Total average assets	$3,177,969	$2,857,707
Adjustments:
PPP loans average balance	(22,794)	(146,103)
Total average assets, adjusted†	$3,155,175	$2,711,604
Total average equity	$296,220	$281,730

PERFORMANCE RATIOS
Net earnings attributable to Guaranty Bancshares, Inc. to average assets (annualized)	1.37%	1.51%
Net earnings attributable to Guaranty Bancshares, Inc. to average equity (annualized)	$14.65	$15.31
Net core earnings attributable to Guaranty Bancshares, Inc. to average assets, as adjusted (annualized)†	1.52	1.47
Net core earnings attributable to Guaranty Bancshares, Inc. to average equity (annualized)†	16.18	14.16

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	12,038,261	12,047,643
Earnings per common share, basic	$1.79	$1.78
Net core earnings attributable to Guaranty Bancshares, Inc. per common share, basic†	1.97	1.64

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

Net interest income, before the reversal of the provision for credit losses, was $51.2 million compared to $48.0 million for the six months ended June 30, 2021, an increase of $3.2 million, or 6.7%. The increase in net interest income, before the reversal of the provision for credit losses, resulted primarily from a $3.0 million, or 69.1%, increase in interest earned on securities for the six months ended June 30, 2022 compared to the same period in 2021.

Average loans outstanding, excluding PPP loans, for the six months ended June 30, 2022 was $1.98 billion, compared to $1.75 billion for the same period in 2021, an increase of $226.5 million, or 12.9%. The increase in average loans outstanding was primarily due to organic growth. The $10,000 increase in interest expense for the six months ended June 30, 2022 was primarily related to a $323,000, or 85.9%, increase in expense related to our subordinated debentures and a $110.4 million, or 6.9%, increase in average interest-bearing deposits over the same period in 2021. These were partially offset by a decrease in the cost of interest-bearing deposits of five basis points. The average deposit balance increase is also the result of organic growth, apparent changes in consumer and business spending habits, and lack of stable investment alternatives for some depositors.

For the six months ended June 30, 2022, net interest margin on a taxable equivalent basis and net interest spread were 3.49% and 3.28%, respectively, compared to 3.64% and 3.42% for the same period in 2021, which reflects a 17 basis point decrease in the yield on interest-earning assets, partially offset by a three basis point decrease on interest-bearing liabilities from the prior period. The decrease in yield on interest-earning assets from the prior period is primarily due to $5.3 million of PPP-related interest and origination fee income included in the six months ended June 30, 2021 compared to $1.2 million for the six months ended June 30, 2022.

(Continued)

38.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2022 and 2021, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,003,053	$46,859	4.72%	$1,899,864	$47,059	4.99%
Securities available for sale	377,132	3,091	1.65	399,255	4,282	2.16
Securities held to maturity	393,110	4,151	2.13	—	—	—
Nonmarketable equity securities	14,678	698	9.59	10,043	265	5.32
Interest-bearing deposits in other banks	203,738	214	0.21	380,455	191	0.10
Total interest-earning assets	2,991,711	55,013	3.71	2,689,617	51,797	3.88
Allowance for credit losses	(29,628)			(32,951)
Noninterest-earning assets	215,886			201,041
Total assets	$3,177,969			$2,857,707
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,702,216	$2,865	0.34%	$1,591,784	$3,096	0.39%
Advances from FHLB and fed funds purchased	42,395	236	1.12	50,075	201	0.81
Line of credit	1,878	34	3.65	8,470	149	3.55
Subordinated debt	41,572	699	3.39	19,810	376	3.83
Securities sold under agreements to repurchase	9,976	5	0.10	18,013	7	0.08
Total interest-bearing liabilities	1,798,037	3,839	0.43	1,688,152	3,829	0.46
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,059,032			862,619
Accrued interest and other liabilities	24,680			25,206
Total noninterest-bearing liabilities	1,083,712			887,825
Equity	296,220			281,730
Total liabilities and equity	$3,177,969			$2,857,707
Net interest rate spread(2)			3.28%			3.42%
Net interest income		$51,174			$47,968
Net interest margin(3)			3.45%			3.60%
Net interest margin, fully taxable equivalent(4)			3.49%			3.64%

(1) Includes average outstanding balances of loans held for sale of $2.9 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively.
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

(Continued)

39.

The Bank’s participation in the PPP program created temporary extraordinary results in the calculation of net interest margin. To illustrate the impact of the PPP program on net interest margin, the table below excludes PPP loans and their associated fees and costs for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned	Average Yield	Average Outstanding Balance	Interest Earned	Average Yield
Total interest-earning assets	$2,991,711	$55,013	3.71%	$2,689,617	$51,797	3.88%

Total loans	2,003,053	46,859	4.72	1,899,864	47,059	4.99
Adjustments:
PPP loans average balance and net fees(1)	(22,794)	(1,219)	10.78	(146,103)	(5,260)	7.26
Total loans, net of PPP effects	$1,980,259	$45,640	4.65%	$1,753,761	$41,799	4.81%

Total interest-earning assets, net of PPP effects†	$2,968,917	$53,794	3.65%	$2,543,514	$46,537	3.69%

Net interest income, fully taxable equivalent ("FTE")		$51,776			$23,746
Net interest margin, FTE			3.49%			3.64%
Net interest income, net of PPP effects†		50,557			18,236
Net interest margin, FTE, net of PPP effects†			3.43%			3.43%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in "—Non-GAAP Financial Measures"

(1) Interest earned consists of interest income of $110,000 and $720,000, and net origination fees recognized in earnings of $1.1 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

	For the Six Months Ended June 30, 2022 vs. 2021
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$2,575	$(2,775)	$(200)
Securities available for sale	(237)	(954)	(1,191)
Securities held to maturity	4,151	—	4,151
Nonmarketable equity securities	122	311	433
Interest-earning deposits in other banks	(88)	111	23
Total increase (decrease) in interest income	$6,523	$(3,307)	$3,216

Interest-bearing liabilities:
Interest-bearing deposits	$214	$(445)	$(231)
Advances from FHLB and fed funds purchased	(31)	66	35
Line of credit	(116)	1	(115)
Subordinated debt	413	(90)	323
Securities sold under agreements to repurchase	(3)	1	(2)
Total increase (decrease) in interest expense	477	(467)	10
Increase (decrease) in net interest income	$6,046	$(2,840)	$3,206

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

During the six months ended June 30, 2022, we recorded a reverse (negative) provision for credit losses of $1.25 million, compared to a reverse provision of $1.0 million during the same period in 2021. At the onset of the COVID pandemic

(Continued)

40.

in 2020, we established COVID-specific qualitative factors to estimate the potential impact of the pandemic to our loan portfolio as a whole, which led to a provision during 2020 of $13.2 million. As the economic, health and other impacts of the virus became more clear and cases began to decline, we reduced the COVID-specific qualitative factors during 2021 and fully unwound these specific factors during the first quarter of 2022, which resulted in the $1.25 million reverse provision during the period. The impact of unwinding the remaining COVID-specific qualitative factors was offset by growth in our loan portfolio; however, we also decreased certain of our standard qualitative factors in the second quarter to capture current macro-economic conditions that we believe are more similar to the environment prior to the COVID-19 pandemic (i.e. near the end of a long up-cycle with a downturn expected) and consistent with our day-one CECL methodology. As of June 30, 2022, our allowance for credit losses as a percentage of total loans was 1.36%.

As of June 30, 2022, there were $11.0 million in loan balances past due 30 or more days, including $9.8 million in loan balances for nonperforming (nonaccrual) loans, compared to $5.9 million and $2.8 million, respectively, as of December 31, 2021, and $15.5 million and $3.6 million, respectively, as of June 30, 2021.

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

The following table presents components of noninterest income for the six months ended June 30, 2022 and 2021 and the period-over-period variations in the categories of noninterest income:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021	2022 vs. 2021
Noninterest income:
Service charges	$2,046	$1,684	$362
Gain on sale of loans	1,787	2,642	(855)
Fiduciary and custodial income	1,280	1,119	161
Bank-owned life insurance income	418	418	—
Merchant and debit card fees	3,672	3,428	244
Loan processing fee income	419	317	102
Warehouse lending fees	195	452	(257)
Mortgage fee income	233	334	(101)
Other noninterest income	2,510	1,695	815
Total noninterest income	$12,560	$12,089	$471

Total noninterest income increased $471,000, or 3.9%, for the six months ended June 30, 2022 compared to the same period in 2021. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our non-interest income. Service fee income was $2.0 million for the six months ended June 30, 2022 compared to $1.7 million for the same period in 2021, an increase of $362,000, or 21.5%, resulting primarily from an increase in the number of demand deposit accounts from 51,955 as of June 30, 2021 to 54,147 as of June 30, 2022, an increase of 2,192 accounts, and from an increase in insufficient funds fees of $312,000, from $1.3 million for the six months ended June 30, 2021 to $1.6 million for the six months ended June 30, 2022, due primarily to a reduction in NSF related refunds from the prior period.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 179 mortgage loans for $47.7 million during the six months ended June 30, 2022 compared to 279 mortgage loans for $63.4 million for the quarter ended June 30, 2021. Gain on sale of loans was $1.8 million for the six months ended June 30, 2022, a decrease of $855,000, or 32.4%, compared to $2.6 million for the six months ended June 30, 2021. $1.4 million and $392,000 of the gain in the current year was attributable to the sales of mortgage loans and SBA 7(a) loans, respectively, while the gain during the prior year consisted of $2.5 million in mortgage loan sales and $165,000 in SBA 7(a) loan sales.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $1.3 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $161,000, or 14.4%. The revenue increase resulted primarily from 33 new accounts that opened during the first six months of 2022, which have generated additional income. Furthermore, revenue

(Continued)

41.

for our services fluctuates by month with the market value for all publicly-traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $3.7 million for the six months ended June 30, 2022, compared to $3.4 million for the same period in 2021, an increase of $244,000, or 7.1%. The increase was primarily due to growth in the number of DDAs and debit card usage volume during 2022. The total number of DDAs increased by 2,192 accounts, from 51,955 as of June 30, 2021 to 54,147 as of June 30, 2022.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $419,000 for the six months ended June 30, 2022, compared to $317,000 for the same period in 2021, an increase of $102,000, or 32.2%. The increase in loan processing fee income is primarily attributable to an increase in the volume of newly originated, renewed or extended loans during the period.

Warehouse Lending Fees. A portion of our lending involves the origination of mortgage warehouse lines of credit.
The decrease in warehouse lending fees of $257,000, or 56.9%, results from a decrease in overall warehouse lending activity in 2022. The average balance of mortgage warehouse lines decreased from $78.1 million for the six months ended June 30, 2021, to $27.9 million for the six months ended June 30, 2022, a $50.3 million, or 64.4%, decrease.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $101,000, or 30.2%, from June 30, 2021 was primarily due to a lower volume of mortgage purchases and refinances during the period in 2022.

Other. This category includes a variety of other income producing activities, including loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $815,000, or 48.1%, for the six months ended June 30, 2022, compared to the same period in 2021 resulting primarily from a net gain of $685,000 from the termination of three interest rate swaps during the first quarter of 2022.

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

For the six months ended June 30, 2022, noninterest expense totaled $38.8 million, an increase of $3.8 million, or 10.7%, compared to $35.0 million for the six months ended June 30, 2021. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021	2022 vs. 2021
Employee compensation and benefits	$23,262	$20,147	$3,115
Non-staff expenses:
Occupancy expenses	5,559	5,520	39
Legal and professional fees	1,543	1,351	192
Software and technology	2,548	2,169	379
Amortization	397	679	(282)
Director and committee fees	424	422	2
Advertising and promotions	727	793	(66)
ATM and debit card expense	1,252	1,156	96
Telecommunication expense	373	414	(41)
FDIC insurance assessment fees	470	337	133
Other noninterest expense	2,218	2,027	191
Total noninterest expense	$38,773	$35,015	$3,758

(Continued)

42.

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $23.3 million for the six months ended June 30, 2022, an increase of $3.1 million, or 15.5%, compared to $20.1 million for the same period in 2021. Employee compensation and benefits expense increased due to increased salaries, higher insurance expense accruals due to increased claims experience and increased bonus accruals due to higher net earnings.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments, were $1.5 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $192,000, or 14.2%. The increase was primarily the result of more professional recruiting fees paid during the six months ended June 30, 2022 than were paid during the same period of 2021.

Software and Technology. Software and technology expenses increased $379,000, or 17.5%, from $2.2 million for the six months ended June 30, 2021 to $2.5 million for the six months ended June 30, 2022. The increase is attributable primarily to new software investments to enhance automation and efficiencies, digital banking initiatives, cybersecurity monitoring and tools, and other technology capabilities.

Amortization. Amortization costs include amortization of software and core deposit intangibles. Amortization costs were $397,000 for the six months ended June 30, 2022, a decrease of $282,000, or 41.5%, compared to $679,000 for the same period in 2021. The primary reason for the decrease in amortization was due to a decline in amortization expense on core deposit intangibles from $427,000 to $227,000 during the six months ended June 30, 2021 and 2022, respectively.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers' ATM and debit card usage. ATM and debit card expenses were $1.3 million for the six months ended June 30, 2022, compared to $1.2 million for the same period in 2021, an increase of $96,000, or 8.3%, as a result of incrased ATM and debit card usage by our customers.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $470,000 for the six months ended June 30, 2022, compared to $337,000 for the same period in 2021. The increase of $133,000, or 39.5%, was primarily due to an increase in the insurance assessment rate resulting from changes in certain financial ratios used in the calculation and an overall increase in our assessment base, which is calculated as average total assets less average tangible equity.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $191,000, or 9.4%, from $2.0 million for the six months ended June 30, 2021 to $2.2 million for the six months ended June 30, 2022 due to an $82,000 increase in contributions, a $43,000 increase in travel and lodging and a $57,000 increase in meals and entertainment.

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

For the six months ended June 30, 2022 and 2021, income tax expense totaled $4.7 million and $4.6 million, respectively. The increase in income tax expense was primarily due to a increase in net earnings before taxes of $169,000. Our effective tax rates for the six months ended June 30, 2022 and 2021 were 17.96% and 17.85%, respectively.

Discussion and Analysis of Results of Operations for the Three Months Ended June 30, 2022 and 2021

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended June 30, 2022 with the three months ended June 30, 2021. The results of operations for the three months

(Continued)

43.

ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Net earnings attributable to Guaranty Bancshares Inc. were $10.8 million for the three months ended June 30, 2022, as compared to $10.4 million for the three months ended June 30, 2021. Basic earnings attributable to Guaranty Bancshares, Inc. per share were $0.90 for the three months ended June 30, 2022 compared to $0.87 during the same period in 2021.

The following table presents key earnings data for the periods indicated:

	Quarter Ended June 30,
(dollars in thousands, except per share data)	2022	2021
Net earnings attributable to Guaranty Bancshares, Inc.	$10,784	$10,432
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	0.90	0.87
-diluted	0.89	0.85
Net interest margin(1)	3.57%	3.40%
Net interest rate spread(2)	3.37%	3.24%
Return on average assets	1.35%	1.42%
Return on average equity	14.85%	14.64%
Average equity to average total assets	9.08%	9.72%
Cash dividend payout ratio	24.44%	22.99%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

The following table illustrates net earnings attributable to Guaranty Bancshares, Inc. and net core earnings attributable to Guaranty Bancshares, Inc. results, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as performance ratios for the three months ended June 30, 2022 and 2021:

	Quarter Ended June 30,
(dollars in thousands, except per share data)	2022	2021
Net earnings attributable to Guaranty Bancshares, Inc.	$10,784	$10,432
Adjustments:
Reversal of provision for credit losses	—	(1,000)
Income tax provision	2,472	2,312
PPP interest income, including fees	(436)	(1,954)
Net core earnings attributable to Guaranty Bancshares, Inc.†	$12,820	$9,790

Total average assets	$3,209,440	$2,938,944
Adjustments:
PPP loans average balance	(8,885)	(155,417)
Total average assets, adjusted†	$3,200,555	$2,783,527
Total average equity	$291,312	$285,803

PERFORMANCE RATIOS
Net earnings attributable to Guaranty Bancshares, Inc. to average assets (annualized)	1.35%	1.42%
Net earnings attributable to Guaranty Bancshares, Inc. to average equity (annualized)	$14.85	$14.64
Net core earnings attributable to Guaranty Bancshares, Inc. to average assets, as adjusted (annualized)†	1.61	1.41
Net core earnings attributable to Guaranty Bancshares, Inc. to average equity (annualized)†	17.65	13.74

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	11,968,227	12,056,550
Earnings per common share, basic	$0.90	$0.87
Net core earnings attributable to Guaranty Bancshares, Inc. per common share, basic†	1.07	0.81

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in "—Non-GAAP Financial Measures".

Net Interest Income

Net interest income, before the provision for credit losses, for the second quarter of 2022 and 2021 was $26.9 million and $23.5 million, respectively, an increase of $3.4 million, or 14.4%. The increase in net interest income resulted from an increase in interest income of $3.8 million, or 15.2%, which was partially offset by an increase in interest expense

(Continued)

44.

of $462,000, or 25.6%, quarter over quarter. Interest and fee income from PPP loans decreased $1.5 million, or 77.7%, while all loan and other interest income increased $3.4 million, or 14.8%, during the current quarter compared to the prior year quarter. In addition, interest income from investment securities increased $1.9 million, or 88.9%, from the same quarter in the prior year.

For the three months ended June 30, 2022, net interest margin, on a taxable equivalent basis, for the second quarter of 2022 and 2021 was 3.61% and 3.44%, respectively. Net interest margin increased 17 basis points primarily due to a 21 basis point yield increase on total interest-earning assets that was offset by an eight basis point increase in cost of interest-bearing liabilities. The increase in yield on interest-earning assets resulted primarily due to the reinvestment of interest-bearing deposits held at other banks, which earned a yield of 0.06% in the prior year quarter, into higher yielding investment securities and loans. There was a slight decrease in loan yield from 4.79% for the second quarter of 2021 to 4.77% for the second quarter of 2022, a change of two basis points, caused primarily due to PPP origination fee and interest income of $2.0 million recognized during the prior year quarter, compared to $436,000 in the current year quarter. The increase in net interest margin was offset slightly by an increase in the cost of interest-bearing deposits from 0.37% to 0.38% during the same period, a change of one basis point, and an increase in the overall cost of interest-bearing liabilities of eight basis points, from 0.42% in the second quarter of 2021 to 0.50% in the second quarter of 2022.

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

The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2022 and 2021, the amount of interest

(Continued)

45.

income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Quarter Ended June 30,
	2022			2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,068,379	$24,587	4.77%	$1,912,722	$22,864	4.79%
Securities available for sale	267,823	1,473	2.21	420,202	2,191	2.09
Securities held to maturity	596,013	2,666	1.79	—	—	—
Nonmarketable equity securities	14,128	289	8.20	10,056	164	6.54
Interest-bearing deposits in other banks	74,047	105	0.57	426,074	65	0.06
Total interest-earning assets	3,020,390	29,120	3.87	2,769,054	25,284	3.66
Allowance for credit losses	(29,056)			(32,664)
Noninterest-earning assets	218,106			202,554
Total assets	$3,209,440			$2,938,944
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,694,363	$1,623	0.38%	$1,623,351	$1,493	0.37%
Advances from FHLB and fed funds purchased	47,016	190	1.62	49,063	102	0.83
Line of credit	—	—	—	2,374	21	3.55
Subordinated debt	52,326	453	3.47	19,810	188	3.81
Securities sold under agreements to repurchase	9,045	3	0.13	14,887	3	0.08
Total interest-bearing liabilities	1,802,750	2,269	0.50	1,709,485	1,807	0.42
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,090,288			916,631
Accrued interest and other liabilities	25,090			27,025
Total noninterest-bearing liabilities	1,115,378			943,656
Equity	291,312			285,803
Total liabilities and equity	$3,209,440			$2,938,944
Net interest rate spread(2)			3.37%			3.24%
Net interest income		$26,851			$23,477
Net interest margin(3)			3.57%			3.40%
Net interest margin, fully taxable equivalent(4)			3.61%			3.44%

(1) Includes average outstanding balances of loans held for sale of $2.6 million and $3.2 million for the quarter ended June 30, 2022 and 2021, respectively.
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

(Continued)

46.

To illustrate core net interest margin and remove the extraordinary impacts resulting from the PPP program, the table below excludes PPP loans and their associated fees and costs for the three months ended June 30, 2022:

	Quarter Ended June 30, 2022
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$3,020,390	$29,120	3.87%

Total loans	2,068,379	24,587	4.77
Adjustments:
PPP loans average balance and net fees(1)	(8,885)	(436)	19.68
Total loans, net of PPP effects	$2,059,494	$24,151	4.70%

Total interest-earning assets, net of PPP effects†	$3,011,505	$28,684	3.82%

Net interest income, fully taxable equivalent ("FTE")		$27,150
Net interest margin, FTE			3.61%
Net interest income, net of PPP effects†		26,714
Net interest margin, FTE, net of PPP effects†			3.56%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in "—Non-GAAP Financial Measures"
(1) Interest earned consists of interest income of $21,000 and net origination fees recognized in earnings of $415,000 for the quarter ended June 30, 2022.
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

	For the Quarter Ended June 30, 2022 vs. 2021
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$3,728	$(2,005)	$1,723
Securities available for sale	(794)	76	(718)
Securities held to maturity	2,666	—	2,666
Nonmarketable equity securities	66	59	125
Interest-earning deposits in other banks	(53)	93	40
Total increase (decrease) in interest income	$5,613	$(1,777)	$3,836

Interest-bearing liabilities:
Interest-bearing deposits	$66	$64	$130
Advances from FHLB and fed funds purchased	(4)	92	88
Line of credit	(21)	—	(21)
Subordinated debt	309	(44)	265
Securities sold under agreements to repurchase	(1)	1	—
Total increase in interest expense	349	113	462
Increase (decrease) in net interest income	$5,264	$(1,890)	$3,374

Provision for Credit Losses

During the second quarter of 2022, we recorded no provision for credit losses, compared to a reverse (negative) provision expense of $1.0 million for the three months ended June 30, 2021. At the onset of the COVID pandemic in 2020, we established COVID-specific qualitative factors to estimate the potential impact of the pandemic to our loan portfolio as a whole, which led to a provision during 2020 of $13.2 million. As the economic, health and other impacts of the virus became more clear and cases began to decline, we reduced the COVID-specific qualitative factors during 2021 and fully unwound these specific factors during the first quarter of 2022. The impact of unwinding the remaining COVID-specific qualitative factors was offset by growth in our loan portfolio, however, we also decreased certain of our standard qualitative factors in the second quarter to capture current macro-economic conditions that we believe are more similar to the environment prior to the COVID-19 pandemic (i.e. near the end of a long up-cycle with a downturn expected) and consistent

(Continued)

47.

with our day-one CECL methodology. As of June 30, 2022, our allowance for credit losses as a percentage of total loans was 1.36%.

Noninterest Income

The following table presents components of noninterest income for the three months ended June 30, 2022 and 2021 and the period-over-period variations in the categories of noninterest income:

	Quarter Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021	2022 vs. 2021
Noninterest income:
Service charges	$1,070	$855	$215
Gain on sale of loans	882	1,244	(362)
Fiduciary and custodial income	638	570	68
Bank-owned life insurance income	207	206	1
Merchant and debit card fees	2,061	1,922	139
Loan processing fee income	232	164	68
Warehouse lending fees	79	211	(132)
Mortgage fee income	102	157	(55)
Other noninterest income	810	641	169
Total noninterest income	$6,081	$5,970	$111

Total noninterest income increased $111,000, or 1.9%, for the three months ended June 30, 2022 compared to the same period in 2021. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. Service fee income was $1.1 million for the three months ended June 30, 2022 compared to $855,000 for the same period in 2021, an increase of $215,000, or 25.1%. The increase was primarily due to an increase in the number of DDAs subject to service charges from the prior year and a reduction in the amount of insufficient fund charge refunds period over period.

Gain on Sale of Loans. We sold 71 mortgage loans for $19.5 million for the three months ended June 30, 2022 compared to 125 mortgage loans for $28.3 million for the three months ended June 30, 2021. Gain on sale of loans was $882,000 for the three months ended June 30, 2022, a decrease of $362,000, or 29.1%, compared to $1.2 million for the same period in 2021. The total gain on loans sold during the quarter ended June 30, 2022 consisted of $665,000 in mortgage loans and $227,000 in SBA 7(a) loans sold, compared to $1.1 million and $165,000 for mortgage and SBA loans sold, respectively, during the quarter ended June 30, 2021.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $638,000 and $570,000 for the three months ended June 30, 2022 and 2021, respectively, an increase of $68,000, or 11.9%. The revenue increase resulted primarily from 12 new accounts that opened during the quarter, which have generated additional income.

Merchant and Debit Card Fees. We earn interchange income related to activity of our customers' merchant debit card usage. Debit card interchange income was $2.1 million for the quarter ended June 30, 2022, compared to $1.9 million in 2021, an increase of $139,000, or 7.2%. The increase was primarily due to growth in the number of DDAs and debit card usage volume during the current quarter as compared to the prior year quarter.

Warehouse Lending Fees. A portion of our lending involves the origination of mortgage warehouse lines of credit. Warehouse lending fees decreased from $211,000 to $79,000 for the quarters ended June 30, 2021 and 2022, respectively. The decrease in warehouse lending fees of $132,000, or 62.6%, results from a decrease in overall warehouse lending activity in the current quarter compared to the prior year quarter. The average quarterly balance of mortgage warehouse lines decreased from $71.5 million for the quarter ended June 30, 2021, to $23.3 million for the same quarter in 2021, a decrease of $48.2 million, or 67.4%.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. Mortgage fee income decreased from $157,000 to $102,000 for the quarters ended June 30, 2021 and 2022, respectively. The decrease of $55,000, or 35.0%, from June 30, 2021 was primarily due to a lower volume of mortgage purchases and refinances in the current quarter.

(Continued)

48.

Noninterest Expense

For the three months ended June 30, 2022, noninterest expense totaled $19.7 million, an increase of $2.0 million, or 11.2%, compared to $17.7 million for the three months ended June 30, 2021. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021	2022 vs. 2021
Employee compensation and benefits	$11,730	$10,204	$1,526
Non-staff expenses:
Occupancy expenses	2,848	2,833	15
Legal and professional fees	773	747	26
Software and technology	1,339	1,055	284
Amortization	178	336	(158)
Director and committee fees	219	167	52
Advertising and promotions	320	338	(18)
ATM and debit card expense	674	616	58
Telecommunication expense	187	180	7
FDIC insurance assessment fees	237	168	69
Other noninterest expense	1,189	1,059	130
Total noninterest expense	$19,694	$17,703	$1,991

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $11.7 million for the three months ended June 30, 2022, an increase of $1.5 million, or 15.0%, compared to $10.2 million for the same period in 2021. The increase resulted from higher salary expense, higher insurance expense accruals due to increased claims experience and increased bonus accruals due to higher net earnings in the current year.

Software and Technology Fees. Software and technology fees consist of fees paid to third parties for support of software and technology products. Software support fee expense was $1.3 million for the three months ended June 30, 2022, compared to $1.1 million for the same period in 2021, an increase of $284,000, or 26.9%. The increase is attributable primarily to new software investments to improve efficiencies and automation, digital banking initiatives and other technology capabilities.

Amortization. Amortization costs include amortization of software and core deposit intangibles from prior acquisitions. Amortization costs were $178,000 for the three months ended June 30, 2022, a decrease of $158,000, or 47.0%, compared to $336,000 for the same period in 2021. The primary reason for the decrease in amortization was due to a decline in amortization expense on core deposit intangibles from $213,000 during the three months ended June 30, 2021 to $113,000 during the three months ended June 30, 2022.

Director and Committee Fees. Director and committee fees were $219,000 for the three months ended June 30, 2022, compared to $167,000 for the same period in 2021. The increase of $52,000, or 31.1%, was primarily due to an under-accrual of director bonus expense during the three months ended June 30, 2021 as compared to the same period in 2022.

ATM and Debit Card Expense. ATM and debit card expenses were $674,000 for the three months ended June 30, 2022, an increase of $58,000, or 9.4%, compared to $616,000 for the same period in 2021 as a result of increased ATM and debit card usage by our customers.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $237,000 for the three months ended June 30, 2022, compared to $168,000 for the same period in 2021. The increase of $69,000, or 41.1%, was primarily due to an increase in the assessment rate resulting from changes in financial ratios used in the calculation as well a higher assessment base, which is calculated as average total assets, less average tangible equity.

Other. Other noninterest expense increased $130,000, or 12.3%, from $1.1 million for the three months ended June 30, 2021 to $1.2 million for the three months ended June 30, 2022. The increase was primarily due to a $54,000 increase in charitable contributions, a $42,000 increase in meals and entertainment, a $41,000 increase in deposit and debit card-related losses sustained and a $29,000 increase in loan and filing fees.

(Continued)

49.

Income Tax Expense

For the three months ended June 30, 2022, income tax expense totaled $2.5 million, in contrast to the $2.3 million of income tax expense for the same period of 2021. The effective tax rates for the three months ended June 30, 2022 and 2021 were 18.67% and 18.14%, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended June 30, 2022 and 2021, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank-owned life insurance.

Discussion and Analysis of Financial Condition as of June 30, 2022

Assets

Our total assets increased $194.8 million, or 6.3%, from $3.09 billion as of December 31, 2021 to $3.28 billion as of June 30, 2022. Our asset growth was primarily due to an increase in gross loans of $230.3 million. Our cash and cash equivalents decreased by $428.6 million as we deployed excess cash during the year primarily into investment securities which increased $383.0 million, and loan growth. The increase in loans was due to organic growth. Excluding PPP and mortgage warehouse loan balances, our loans have grown $296.7 million, or 16.4%, during the first half of the year.

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

Our loan portfolio is the largest category of our earning assets. As of June 30, 2022, total loans held for investment were $2.14 billion, an increase of $230.3 million, or 12.1%, from the December 31, 2021 balance of $1.91 billion. Excluding the outstanding balance of PPP loans, gross loans increased $278.3 million, or 15.0%, from December 31, 2021, primarily the result of organic growth and period-end increases in all segments of real estate lending. In addition to these amounts, $2.8 million and $4.1 million in loans were classified as held for sale as of June 30, 2022 and December 31, 2021, respectively.

Total loans, excluding those held for sale, as a percentage of deposits, were 76.9% and 71.4% as of June 30, 2022 and December 31, 2021, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 65.2% and 61.8% as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2021 to June 30, 2022:

(in thousands)	As of June 30, 2022	As of December 31, 2021	Increase (Decrease)	Percent Change
Commercial and industrial(1)	$294,156	$324,289	$(30,133)	(9.29%)
Real estate:
Construction and development	350,024	307,797	42,227	13.72%
Commercial real estate	749,603	622,842	126,761	20.35%
Farmland	166,309	145,501	20,808	14.30%
1-4 family residential	450,929	410,673	40,256	9.80%
Multi-family residential	55,985	30,971	25,014	80.77%
Consumer and overdrafts	56,868	51,328	5,540	10.79%
Agricultural	14,502	14,639	(137)	(0.94%)
Total loans held for investment	$2,138,376	$1,908,040	$230,336	12.07%

Total loans held for sale	$2,770	$4,129	$(1,359)	(32.91%)

(1) Warehouse lending is presented as a component of commercial and industrial loans in this table and remaining tables.

(Continued)

50.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of June 30, 2022 are summarized in the following table:

	As of June 30, 2022
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$121,442	$106,221	$56,993	$9,500	$294,156
Real estate:
Construction and development	154,796	99,283	59,650	36,295	350,024
Commercial real estate	31,420	219,679	243,368	255,136	749,603
Farmland	12,371	75,019	45,250	33,669	166,309
1-4 family residential	30,579	27,721	176,429	216,200	450,929
Multi-family residential	92	30,688	19,224	5,981	55,985
Consumer	12,814	40,197	1,813	2,044	56,868
Agricultural	9,455	4,774	273	—	14,502
Total loans	$372,969	$603,582	$603,000	$558,825	$2,138,376
Amounts with fixed rates	$226,865	$453,988	$44,759	$37,817	$763,429
Amounts with adjustable rates	$146,104	$149,594	$558,241	$521,008	$1,374,947

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

Nonperforming assets as a percentage of total loans were 0.46% at June 30, 2022, compared to 0.15% at December 31, 2021. The Bank's non-performing assets consist primarily of non-accrual loans. Four loans were added to non-accrual status in the current quarter and are Small Business Administration (SBA) 7(a), partially guaranteed (75%) loans acquired in the June 2018 acquisition of Westbound Bank with combined book balances of $6.7 million as of June 30, 2022. These loans, collateralized by two hotels, were identified as problem assets prior to COVID-19 but obtained government stimulus and other relief which allowed the two related borrowers to remain current through early 2022. Management continues to work toward a satisfactory resolution for these four loans, however, in the event of foreclosure, a significant loss is not expected due to estimated current collateral values and the SBA partial guarantees.

(Continued)

51.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans(1)	$9,848	$2,831
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	9,848	2,831
Other real estate owned:
Residential real estate	—	—
Total other real estate owned	—	—
Repossessed assets owned	27	14
Total other assets owned	27	14
Total nonperforming assets	$9,875	$2,845
TDR loans - nonaccrual(1)	$6,764	$103
TDR loans - accruing	2,652	9,466
Ratio of nonaccrual loans to total loans(2)	0.46%	0.15%
Ratio of nonperforming loans to total loans(2)	0.46%	0.15%
Ratio of nonperforming assets to total loans(2)	0.46%	0.15%
Ratio of nonperforming assets to total assets	0.30%	0.09%

(1) Restructured loans on nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.
(2) Excludes loans held for sale of $2.8 million and $4.1 million as of June 30, 2022 and December 31, 2021, respectively.

The following table presents nonaccrual loans by category as of:

(in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$184	$148
Real estate:
Commercial real estate	7,426	642
Farmland	97	298
1-4 family residential	1,550	1,535
Consumer and overdrafts	382	160
Agricultural	209	48
Total	$9,848	$2,831

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

(Continued)

52.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	June 30, 2022
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$292,679	$148	$1,145	$—	$—	$184	$294,156
Real estate:
Construction and development	349,103	920	1	—	—	—	350,024
Commercial real estate	710,773	27,327	4,077	—	—	7,426	749,603
Farmland	166,113	—	99	—	—	97	166,309
1-4 family residential	449,248	131	—	—	—	1,550	450,929
Multi-family residential	55,985	—	—	—	—	—	55,985
Consumer and overdrafts	56,444	42	—	—	—	382	56,868
Agricultural	14,238	6	49	—	—	209	14,502
Total	$2,094,583	$28,574	$5,371	$—	$—	$9,848	$2,138,376

	December 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$323,479	$102	$560	$—	$—	$148	$324,289
Real estate:
Construction and development	306,242	944	611	—	—	—	307,797
Commercial real estate	573,535	6,103	42,562	—	—	642	622,842
Farmland	145,105	26	72	—	—	298	145,501
1-4 family residential	409,120	18	—	—	—	1,535	410,673
Multi-family residential	30,971	—	—	—	—	—	30,971
Consumer and overdrafts	51,087	81	—	—	—	160	51,328
Agricultural	14,506	13	72	—	—	48	14,639
Total	$1,854,045	$7,287	$43,877	$—	$—	$2,831	$1,908,040

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of June 30, 2022, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the six months ended June 30, 2022.

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

(Continued)

53.

As of June 30, 2022, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

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

As of June 30, 2022, the allowance for credit losses totaled $29.0 million, or 1.36%, of total loans, excluding those held for sale, and also totaled 1.36%, excluding PPP loans and loans held for sale. As of December 31, 2021, the allowance for credit losses totaled $30.4 million, or 1.59%, of total loans, excluding those held for sale, and totaled 1.64%, excluding PPP loans and loans held for sale. The decrease in the ACL of $1.4 million, or 4.7%, is partially the result of fully unwinding the COVID-specific qualitative factor during the first quarter of 2022 that was established during 2020. The effects of unwinding the COVID-specific qualitative factor was partially offset by growth in the loan portfolio and by adjustments to standard qualitative factors in order to capture uncertainties related to high inflation, likely negative impacts of rising rates on the economy and geopolitical uncertainty that exists.

(Continued)

54.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For The Six Months Ended June 30,		As of and For The Year Ended December 31,
(dollars in thousands)	2022	2021	2021
Average loans outstanding(1)	$2,003,053	$1,899,864	$1,911,540
Gross loans outstanding at end of period(2)	2,138,376	1,890,164	1,908,040
Allowance for credit losses at beginning of the period	30,433	33,619	33,619
Reversal of provision for credit losses	(1,250)	(1,000)	(1,700)
Charge offs:
Commercial and industrial	154	238	411
Real estate:
Commercial real estate	—	760	816
Consumer	36	76	151
Overdrafts	138	84	263
Total charge-offs	328	1,158	1,641
Recoveries:
Commercial and industrial	45	11	21
Real estate:
Construction and development	—	1	1
Commercial real estate	1	11	30
1-4 family residential	30	—	—
Consumer	23	28	35
Agriculture	—	—	8
Overdrafts	43	36	60
Total recoveries	142	87	155
Net charge-offs (recoveries)	186	1,071	1,486
Allowance for credit losses at end of period	$28,997	$31,548	$30,433
Ratio of allowance to end of period loans(2)	1.36%	1.67%	1.59%
Ratio of net charge-offs (recoveries) to average loans(1)	0.01%	0.06%	0.08%

Total nonaccrual loans	$9,848	$3,593	$2,831
Ratio of allowance to nonaccrual loans	294.4%	878.0%	1075.0%

(1) Includes average outstanding balances of loans held for sale of $2.9 million, $3.7 million and $3.4 million for the six months ended June 30, 2022 and 2021, and for the year ended December 31, 2021, respectively.

(2) Excludes loans held for sale of $2.8 million, $5.1 million and $4.1 million for the six months ended June 30, 2022 and 2021, and for the year ended December 31, 2021, respectively.

The ratio of allowance for credit losses to non-performing loans decreased from 1075.0% at December 31, 2021 to 294.4% at June 30, 2022. Non-performing loans increased to $9.8 million at June 30, 2022, compared to $2.8 million at December 31, 2021.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Six Months Ended June 30,
	2022	2021
Commercial and industrial	0.04%	0.05%
Real estate:
Commercial real estate	—	0.12%
1-4 family residential	(0.01%)	—
Consumer	0.02%	0.10%
Overdrafts	22.41%	11.94%
Net charge-offs (recoveries) to total loans	0.01%	0.06%

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

55.

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

	As of June 30, 2022		As of December 31, 2021
(in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$3,953	13.63%	$3,600	11.83%
Real estate:
Construction and development	4,248	14.65%	4,221	13.87%
Commercial real estate	11,346	39.13%	13,765	45.23%
Farmland	1,753	6.05%	1,698	5.58%
1-4 family residential	5,969	20.58%	5,818	19.12%
Multi-family residential	604	2.08%	396	1.30%
Total real estate	23,920	82.49%	25,898	85.10%
Consumer and overdrafts	963	3.32%	766	2.51%
Agricultural	161	0.56%	169	0.56%
Total allowance for credit losses	$28,997	100.00%	$30,433	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2022, the carrying amount of our investment securities totaled $909.5 million, an increase of $383.0 million, or 72.8%, compared to $526.5 million as of December 31, 2021. Investment securities represented 27.7% and 17.1% of total assets as of June 30, 2022 and December 31, 2021, respectively.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in equity. As of June 30, 2022, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore, the Company carried no ACL with respect to our securities portfolio at June 30, 2022.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer are retained in other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $5.3 million at June 30, 2022, compared to a net unamortized, unrealized gain of $8.9 million at December 31, 2021. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities. During the second quarter of 2022, we transferred $106.2 million of securities from available for sale to held to maturity, which included an unrealized loss on the date of transfer of $13.2 million.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,066	$—	$1,181	$7,885
Treasury securities	324,510	—	2,832	321,678
Corporate bonds	35,029	—	1,455	33,574
Municipal securities	205,762	528	8,508	197,782
Mortgage-backed securities	282,930	20	27,769	255,181
Collateralized mortgage obligations	70,006	17	7,531	62,492
Total	$927,303	$565	$49,276	$878,592

(Continued)

56.

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$10,013	$—	$42	$9,971
Corporate bonds	35,080	940	85	35,935
Municipal securities	181,310	8,364	118	189,556
Mortgage-backed securities	224,563	1,477	1,816	224,224
Collateralized mortgage obligations	74,925	971	904	74,992
Total	$525,891	$11,752	$2,965	$534,678

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of June 30, 2022 and December 31, 2021, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

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

	As of June 30, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,066	1.35%	$—	—	$9,066	1.35%
Treasury securities	245,681	0.81%	78,829	2.13%	—	—	—	—	324,510	1.13%
Corporate bonds	—	—	16,826	3.21%	16,748	4.12%	—	—	33,574	3.67%
Municipal securities	30,470	3.85%	83,798	3.28%	62,644	3.30%	28,798	2.78%	205,710	3.32%
Mortgage-backed securities	3,116	2.44%	60,915	1.83%	194,467	2.26%	9,488	1.87%	267,986	2.15%
Collateralized mortgage obligations	686	2.81%	27,454	2.73%	40,499	1.63%	—	—	68,639	2.09%
Total	$279,953	1.17%	$267,822	2.54%	$323,424	2.45%	$38,286	2.52%	$909,485	2.07%

	As of December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,971	1.35%	$—	—	$9,971	1.35%
Corporate bonds	—	—	15,223	3.21%	20,712	4.01%	—	—	35,935	3.68%
Municipal securities	13,471	3.43%	57,858	3.31%	44,342	2.92%	65,639	3.19%	181,310	3.18%
Mortgage-backed securities	70	3.33%	129,327	1.38%	78,468	1.73%	16,396	2.08%	224,261	1.55%
Collateralized mortgage obligations	1,491	3.22%	65,897	1.99%	7,604	1.18%	—	—	74,992	1.93%
Total	$15,032	3.41%	$268,305	2.04%	$161,097	2.29%	$82,035	2.95%	$526,469	2.29%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and,

(Continued)

57.

consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 3.99 years with an estimated effective duration of 3.34 years as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of equity.

The average yield of our securities portfolio was 2.07% as of June 30, 2022, down from 2.29% as of December 31, 2021. The decline in average yield resulted primarily from the purchase during the first half of 2022 of short term treasury securities with a book value of $324.5 million as of June 30, 2022, that earn an average yield of 1.13%. As of June 30, 2022, treasury securities comprised 35.7% of the portfolio. No treasury securities were held as of December 31, 2021.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2022 were $2.78 billion, an increase of $108.8 million, or 4.1%, compared to $2.67 billion as of December 31, 2021. The deposit balance increase was due to organic growth.

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Six Months Ended June 30, 2022	For the Year Ended December 31, 2021	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$409,311	$355,171	$54,140	15.24%
Savings accounts	138,388	119,818	18,570	15.50%
Money market accounts	829,846	773,553	56,293	7.28%
Certificates and other time deposits	324,671	352,833	(28,162)	(7.98%)
Total interest-bearing deposits	1,702,216	1,601,375	100,841	6.30%
Noninterest-bearing demand accounts	1,059,032	916,562	142,470	15.54%
Total deposits	$2,761,248	$2,517,937	$243,311	9.66%

The aggregate amount of certificates and other time deposits in denominations greater than $250,000 as of June 30, 2022 and December 31, 2021 was $113.6 million and $228.1 million, respectively.

The scheduled maturities of uninsured certificates and other time deposits greater than $250,000 were as follows:

(dollars in thousands)	As of June 30, 2022
Under 3 months	$31,236
3 to 6 months	16,001
6 to 12 months	41,087
Over 12 months	10,556
Total	$98,880

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2022 and December 31, 2021, total borrowing capacity of $698.8 million and $638.7 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within one year. As of June 30, 2022, approximately $1.65 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.

(Continued)

58.

The following table presents our FHLB borrowings by maturity and weighted average rate as of June 30, 2022:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$91,500	1.40%
90 days to less than one year	40,000	2.38%
Total	$131,500	1.70%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2022 and December 31, 2021, $214.9 million and $182.9 million, respectively, were available under this arrangement. As of June 30, 2022 and December 31, 2021, approximately $269.2 million and $236.4 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of June 30, 2022 and December 31, 2021, no borrowings were outstanding under this arrangement.

Subordinated Debt, Trust Preferred Securities and Other Debentures. We have issued subordinated debentures relating to the issuance of trust preferred securities. In October 2002, we formed Guaranty (TX) Capital Trust II, which issued $3.0 million in trust preferred securities to a third party in a private placement. Concurrent with the issuance of the trust preferred securities, the trust issued common securities to the Company in the aggregate liquidation value of $93,000. The trust invested the total proceeds from the sale of the trust preferred securities and the common securities in $3.1 million of the Company’s junior subordinated debentures. These debentures were redeemed in May 2022.

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

With certain exceptions, the amount of the principal and any accrued and unpaid interest on the debentures are subordinated in right of payment to the prior payment in full of all of our senior indebtedness. The terms of the debentures are such that they qualify as Tier 1 capital under the Federal Reserve’s regulatory capital guidelines applicable to bank holding companies. Interest on the Trust III Debentures is payable at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 1.67%. Interest on the DCB Trust I Debentures is payable at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 1.80%. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity for each of the debentures.

Both the DCB Trust I Debentures and the Trust III Debentures are redeemable, in whole or in part, at our option after at least 30, but not more than 60, days' notice, on any interest payment date, at a redemption price equal to 100% of the amount to be redeemed, plus accrued interest to the date of redemption.

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 Capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of $664,000 in related issuance costs on the consolidated balance sheets.

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. $500,000 matured in November of 2020 and $9.5 million remains outstanding as of June 30, 2022. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due

(Continued)

59.

date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2022. The line of credit bears interest at the prime rate (4.75% as of June 30, 2022) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2023. As of June 30, 2022, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2022 and the year ended December 31, 2021, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2022 and December 31, 2021, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $60.0 million in federal funds. There were no funds under these lines of credit outstanding as of June 30, 2022 and December 31, 2021. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.18 billion for the six months ended June 30, 2022 and $2.92 billion for the year ended December 31, 2021.

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Sources of Funds:
Deposits:
Noninterest-bearing	33.32%	31.36%
Interest-bearing	53.56%	54.79%
Advances from FHLB	1.33%	1.68%
Line of credit	0.06%	0.21%
Subordinated debt	1.31%	0.68%
Securities sold under agreements to repurchase	0.31%	0.51%
Accrued interest and other liabilities	0.79%	0.85%
Equity	9.32%	9.92%
Total	100.00%	100.00%

Uses of Funds:
Loans	62.10%	64.31%
Securities available for sale	11.87%	12.19%
Securities held to maturity	12.37%	2.54%
Nonmarketable equity securities	0.46%	0.34%
Federal funds sold	5.74%	12.75%
Interest-bearing deposits in other banks	0.67%	0.91%
Other noninterest-earning assets	6.79%	6.96%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	38.35%	36.40%
Average loans to average deposits	72.54%	75.92%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $103.2 million, or 5.4%, for the six months ended June 30, 2022 compared to the same period in 2021, while our average deposits increased $306.8 million, or 12.5%, for the same time period. We predominantly invest excess deposits

(Continued)

60.

in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of June 30, 2022, we had $489.7 million in outstanding commitments to extend credit and $10.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had $405.3 million in outstanding commitments to extend credit and $8.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2022 and December 31, 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2022, we had cash and cash equivalents of $71.0 million, compared to $499.6 million as of December 31, 2021. The decrease was primarily due to a decrease in federal funds sold of $429.6 million, which was primarily used to purchase additional investment securities and fund loan growth during the period.

Capital Resources

Total equity decreased to $282.8 million as of June 30, 2022, compared to $302.2 million as of December 31, 2021, a decrease of $19.4 million, or 6.4%. The decrease from December 31, 2021 was due to repurchase of treasury stock for $8.1 million, payment of dividends of $5.3 million and a decrease in other comprehensive income during the year of $28.8 million, resulting from fluctuations in the fair market value of securities. These decreases were partially offset by net earnings attributable to Guaranty Bancshares, Inc. of $21.5 million for the first half of 2022.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of June 30, 2022 and December 31, 2021, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk weighted assets)	$340,931	15.06%	$297,370	14.51%
Tier 1 capital (to risk weighted assets)	278,297	12.29%	271,696	13.25%
Tier 1 capital (to average assets)	278,297	8.72%	271,696	9.18%
Common equity tier 1 risk-based capital	271,080	11.97%	261,386	12.75%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$337,604	14.92%	$311,335	15.19%
Tier 1 capital (to risk weighted assets)	309,306	13.67%	285,661	13.94%
Tier 1 capital (to average assets)	309,306	9.68%	285,661	9.66%
Common equity tier 1 risk-based capital	309,306	13.67%	285,661	13.94%

(Continued)

61.

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of June 30, 2022 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of June 30, 2022
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$275,530	$40,418	$10,539	$—	$326,487
Advances from FHLB	131,500	—	—	—	131,500
Subordinated debt	3,500	6,000	—	44,646	54,146
Operating leases	1,886	3,873	3,291	5,303	14,353
Total	$412,416	$50,291	$13,830	$49,949	$526,486

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2022 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of June 30, 2022
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$8,000	$1,575	$6	$924	$10,505
Commitments to extend credit	242,550	111,742	10,452	124,993	489,737
Total	$250,550	$113,317	$10,458	$125,917	$500,242

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of June 30, 2022, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of June 30, 2022.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future

(Continued)

62.

funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of June 30, 2022.

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

Annualized inflation in the U.S. accelerated to 9.1% in June 2022, the highest level in over 40 years, primarily as a result of lingering effects from the COVID-19 pandemic and related governmental policies and exacerbated by the war in Ukraine. However, unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature, which means that interest rates have a more significant impact on our performance than the effects of general levels of inflation.

To combat record levels of inflation, the Federal Reserve approved its first interest rate increase in more than three years in March 2022, and has since raised interest rates by 225 basis points through July 31, 2022. Members of the Federal Open Markets Committee have signaled expectations for further rate increases that could result in an approximately 100 basis point increase in the federal funds rate during the remainder of 2022, with potential additional increases in 2023. If the Federal Reserve does ultimately increase interest rates, we expect those increases to have a net positive impact on our net income, despite likely absolute increases in our operating expenses due to inflation

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

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

(Continued)

63.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	June 30, 2022		December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	2.74%	(9.00%)	13.70%	1.57%
+200	1.85%	(4.28%)	8.38%	2.75%
+100	0.84%	(1.50%)	2.66%	1.27%
Base	—	—	—	—
-100	(0.85%)	(1.66%)	(5.11%)	(1.92%)
-200	(0.70%)	(11.33%)	(14.47%)	(0.36%)

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

(Continued)

64.

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

The following table reconciles, as of the dates set forth below, total equity attributable to Guaranty Bancshares, Inc. to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30,		As of December 31,
(dollars in thousands, except per share data)	2022	2021	2021
Tangible common equity
Equity attributable to Guaranty Bancshares, Inc.	$282,255	$287,729	$302,214
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(2,086)	(2,573)	(2,313)
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$248,009	$252,996	$267,741
Common shares outstanding(1)	11,912,249	12,057,937	12,122,717
Book value per common share	$23.69	$23.86	$24.93
Tangible book value per common share	20.82	20.98	22.09

(1) Excludes the dilutive effect, if any, of 135,252, 168,311 and 146,576 shares of common stock issuable upon exercise of outstanding stock options as of June 30, 2022 and 2021, and December 31, 2021, respectively.

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

The following table reconciles, as of the dates set forth below, total tangible common equity and total assets to tangible assets:

(dollars in thousands)	As of June 30, 2022	As of December 31, 2021
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$248,009	$267,741
Tangible assets
Total assets	3,280,913	3,086,070
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible, net	(2,086)	(2,313)
Total tangible assets	$3,246,667	$3,051,597

Total equity to total assets	8.60%	9.79%
Tangible common equity to tangible assets	7.64%	8.77%

(Continued)

65.

The following tables reconcile, as of and for the dates set forth below, net earnings, a GAAP measure, and net core earnings, a non-GAAP measure that excludes provisions for credit losses and income tax and net PPP income.

Net Core Earnings and Net Core Earnings per Common Share

	Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021
Net earnings attributable to Guaranty Bancshares, Inc.	$21,522	$21,394
Adjustments:
Reversal of provision for credit losses	(1,250)	(1,000)
Income tax provision	4,707	4,648
PPP loans, including fees	(1,219)	(5,859)
Net interest expense on PPP-related borrowings	—	—
Net core earnings attributable to Guaranty Bancshares, Inc.	$23,760	$19,183

Weighted-average common shares outstanding, basic	12,038,261	12,047,643
Earnings per common share, basic	$1.79	$1.78
Net core earnings attributable to Guaranty Bancshares, Inc. per common share, basic	1.97	1.59

Net Core Earnings to Average Assets, as Adjusted, and Average Equity

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Net core earnings attributable to Guaranty Bancshares, Inc.	$23,760	$19,183
Total average assets	3,177,969	2,857,707
Adjustments:
PPP loans average balance	(22,794)	(146,103)
Excess fed funds sold due to PPP-related borrowings	—	—
Total average assets, adjusted	$3,155,175	$2,711,604
Net core earnings attributable to Guaranty Bancshares, Inc. to average assets, as adjusted	1.52	1.43
Total average equity	$296,220	$281,730
Net core earnings attributable to Guaranty Bancshares, Inc. to average equity	16.18	13.73

Total Interest-Earning Assets, net of PPP Effects

	Quarter Ended June 30, 2022			Quarter Ended June 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$3,020,390	$29,120	3.87%	$2,769,054	$25,284	3.66%

Total loans	2,068,379	24,587	4.77	1,912,722	22,864	4.79
Adjustments:
PPP loan average balance and net fees(1)	(8,885)	(436)	19.68	(155,417)	(1,747)	4.51
Total loans, net of PPP effects	2,059,494	24,151	4.70	1,757,305	21,117	4.82

Total interest-earning assets, net of PPP effects	$3,011,505	$28,684	3.82%	$2,613,637	$23,537	3.61%

(1) Interest earned consists of interest income of $21,000 and $385,000, and net origination fees recognized in earnings of $415,000 and $1.4 million for the quarter ended June 30, 2022 and 2021, respectively.

(Continued)

66.

Net Interest Income and Net Interest Margin, Net of PPP Effects

(dollars in thousands)	Quarter Ended June 30, 2022	Quarter Ended March 31, 2022	Quarter Ended June 30, 2021
Net interest income	$26,851	$24,323	$23,477
Adjustments:
PPP-related interest income	(21)	(89)	(385)
PPP-related net origination fees	(415)	(694)	(1,362)
Net interest income, net of PPP effects	$26,415	$23,540	$21,730

Total average interest-earning assets	$3,020,390	$2,963,030	$2,769,054
Total average interest-earning assets, net of PPP effects	3,011,505	2,926,310	2,613,637

Net interest margin(1)	3.57%	3.33%	3.40%
Net interest margin, net of PPP effects(2)	3.52	3.26	3.33

Net interest income	$26,851	$24,323	$23,477
Interest income tax adjustments	299	301	269
Net interest income, fully taxable equivalent ("FTE")	$27,150	$24,624	$23,746
Net interest income, FTE, net of PPP effects	26,714	23,841	21,999

Net interest margin, FTE(3)	3.61%	3.37%	3.44%
Net interest margin, FTE, net of PPP effects(4)	3.56	3.30	3.38

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

Efficiency Ratio, Net of PPP Effects

(dollars in thousands)	Quarter Ended June 30, 2022	Quarter Ended March 31, 2022	Quarter Ended June 30, 2021
Total noninterest expense	$19,694	$19,079	$17,703
Adjustments:
PPP-related deferred costs	—	—	207
Total noninterest expense, net of PPP effects	$19,694	$19,079	$17,910

Net interest income	26,851	24,323	23,477
Net interest income, net of PPP effects	26,415	23,540	21,730

Total noninterest income	$6,081	$6,479	$5,970
Securities gains (losses)	—	—	—
Noninterest income, as adjusted	$6,081	$6,479	$5,970

Efficiency ratio(1)	59.80%	61.94%	60.12%
Efficiency ratio, net of PPP effects(2)	60.60	63.56	64.66

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

(Continued)

67.

ACL to Total Loans, Excluding PPP

(dollars in thousands)	As of June 30, 2022	As of March 31, 2022	As of June 30, 2021
Total loans	$2,138,376	$2,014,061	$1,890,164
Adjustments:
PPP loans	(2,605)	(19,302)	(127,390)
Total loans, excluding PPP	$2,135,771	$1,994,759	$1,762,774

Allowance for credit losses	$28,997	$29,096	$31,548

Allowance for credit losses / period-end loans	1.36%	1.44%	1.67%
Allowance for credit losses / period-end loans. excluding PPP	1.36	1.46	1.79

Loan Yield, Net of PPP Effects

	Quarter Ended June 30, 2022			Quarter Ended March 31, 2022
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$2,068,379	$24,587	4.77%	$1,937,000	$22,272	4.66%
Adjustments:
PPP loans average balance and net fees	(8,885)	(436)	19.68	(36,720)	(783)	8.65
Total loans, net of PPP effects	$2,059,494	$24,151	4.70%	$1,900,280	$21,489	4.59%
Effect of removing PPP loans on loan yield			(0.07%)			(0.07%)

	Quarter Ended June 30, 2022			Quarter Ended June 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$2,068,379	$24,587	4.77%	$1,912,722	$22,864	4.79%
Adjustments:
PPP loans average balance and net fees	(8,885)	(436)	19.68	(155,417)	(1,747)	4.51
Total loans, net of PPP effects	$2,059,494	$24,151	4.70%	$1,757,305	$21,117	4.82%
Effect of removing PPP loans on loan yield			(0.07%)			0.03%

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

68.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

(Continued)

70.

The table below contains information regarding all shares repurchased by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April, 2022	65,990	$35.09	65,990	934,010
May, 2022	81,611	35.10	81,611	852,399
June, 2022	27,580	35.47	27,580	824,819
Total	175,181	$35.16	175,181

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

GUARANTY BANCSHARES, INC.
(Registrant)

Date: August 5, 2022	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: August 5, 2022	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

72.