Form 10-Q
period 2022-09-30
GUARANTY BANCSHARES INC /TX/
filed 2022-11-04
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of November 2, 2022, there were 11,939,572 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$48,010	$42,979
Federal funds sold	71,875	431,975
Interest-bearing deposits	4,284	24,651
Total cash and cash equivalents	124,169	499,605
Securities available for sale	197,944	342,206
Securities held to maturity	633,386	184,263
Loans held for sale	2,749	4,129
Loans, net of allowance for credit losses of $29,235 and $30,433, respectively	2,234,782	1,876,076
Accrued interest receivable	10,111	8,901
Premises and equipment, net	54,212	53,470
Other real estate owned	5	—
Cash surrender value of life insurance	38,194	37,141
Core deposit intangible, net	1,973	2,313
Goodwill	32,160	32,160
Other assets	60,581	45,806
Total assets	$3,390,266	$3,086,070
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$1,141,184	$1,014,518
Interest-bearing	1,649,326	1,656,309
Total deposits	2,790,510	2,670,827
Securities sold under agreements to repurchase	7,592	14,151
Accrued interest and other liabilities	27,384	26,568
Line of credit	—	5,000
Federal Home Loan Bank advances	225,000	47,500
Subordinated debt	51,119	19,810
Total liabilities	3,101,605	2,783,856
Commitments and contingencies (see Note 11)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,182,258 and 14,138,978 shares issued, and 11,915,372 and 12,122,717 shares outstanding, respectively	14,182	14,139
Additional paid-in capital	226,962	225,544
Retained earnings	132,170	107,645
Treasury stock, 2,266,886 and 2,016,261 shares, respectively, at cost	(60,257)	(51,419)
Accumulated other comprehensive (loss) income	(24,973)	6,305
Equity attributable to Guaranty Bancshares, Inc.	288,084	302,214
Noncontrolling interest	577	—
Total equity	288,661	302,214
Total liabilities and equity	$3,390,266	$3,086,070

See accompanying notes to consolidated financial statements.

1.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$27,455	$22,605	$74,314	$69,664
Securities
Taxable	3,331	1,203	8,133	3,393
Nontaxable	1,324	1,050	3,764	3,142
Federal funds sold and interest-bearing deposits	366	377	1,278	833
Total interest income	32,476	25,235	87,489	77,032

Interest expense
Deposits	2,455	1,348	5,320	4,444
FHLB advances and federal funds purchased	1,211	107	1,447	308
Subordinated debt	509	182	1,208	558
Other borrowed money	4	28	43	184
Total interest expense	4,179	1,665	8,018	5,494

Net interest income	28,297	23,570	79,471	71,538
Provision for (reversal of) credit losses	600	(700)	(650)	(1,700)
Net interest income after provision for credit losses	27,697	24,270	80,121	73,238

Noninterest income
Service charges	1,146	1,003	3,192	2,687
Net realized gain on sale of loans	338	1,759	2,125	4,401
Merchant and debit card fees	1,738	1,620	5,410	5,048
Other income	2,581	2,067	7,636	6,402
Total noninterest income	5,803	6,449	18,363	18,538

Noninterest expense
Employee compensation and benefits	11,851	10,998	35,113	31,145
Occupancy expenses	2,800	2,738	8,359	8,258
Other expenses	5,586	5,551	15,538	14,899
Total noninterest expense	20,237	19,287	59,010	54,302

Income before income taxes	13,263	11,432	39,474	37,474
Income tax provision	2,363	2,179	7,070	6,827
Net earnings	$10,900	$9,253	$32,404	$30,647
Net loss attributable to noncontrolling interest	3	—	21	—
Net earnings attributable to Guaranty Bancshares, Inc.	$10,903	$9,253	$32,425	$30,647
Basic earnings per share	$0.92	$0.77	$2.70	$2.54
Diluted earnings per share	$0.91	$0.76	$2.68	$2.51

See accompanying notes to consolidated financial statements.

2.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings	$10,900	$9,253	$32,404	$30,647
Other comprehensive (loss) income:
Unrealized (losses) gains on securities, net of tax	(2,432)	1,654	(31,090)	(1,268)

Unrealized gains (losses) on interest rate swaps:
Unrealized holding gains arising during the period	—	62	497	534
Reclassification of realized gains on interest rate swap termination from accumulated other comprehensive income	—	466	(685)	466
Unrealized gains (losses) on interest rate swaps	—	528	(188)	1,000

Total other comprehensive (loss) income	(2,432)	2,182	(31,278)	(268)

Comprehensive income	8,468	11,435	1,126	30,379
Less comprehensive loss attributable to noncontrolling interest	3	—	21	—
Comprehensive income attributable to Guaranty Bancshares, Inc.	$8,471	$11,435	$1,147	$30,379

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$—	$14,139	$225,544	$107,645	$(51,419)	$6,305	$—	$302,214
Net earnings	—	—	—	32,425	—	—	(21)	32,404
Other comprehensive loss	—	—	—	—	—	(31,278)	—	(31,278)
Contributions from noncontrolling interest	—	—	—	—	—	—	598	598
Exercise of stock options	—	43	933	—	—	—	—	976
Purchase of treasury stock	—	—	—	—	(8,838)	—	—	(8,838)
Stock based compensation	—	—	485	—	—	—	—	485
Cash dividends:
Common - $0.66 per share	—	—	—	(7,900)	—	—	—	(7,900)
Total equity at September 30, 2022	$—	$14,182	$226,962	$132,170	$(60,257)	$(24,973)	$577	$288,661

For the Three Months Ended September 30, 2022
Balance at June 30, 2022	$—	$14,160	$226,318	$123,888	$(59,570)	$(22,541)	$580	$282,835
Net earnings	—	—	—	10,903	—	—	(3)	10,900
Other comprehensive loss	—	—	—	—	—	(2,432)	—	(2,432)
Exercise of stock options	—	22	480	—	—	—	—	502
Purchase of treasury stock	—	—	—	—	(687)	—	—	(687)
Stock based compensation	—	—	164	—	—	—	—	164
Cash dividends:
Common - $0.22 per share	—	—	—	(2,621)	—	—	—	(2,621)
Total equity at September 30, 2022	$—	$14,182	$226,962	$132,170	$(60,257)	$(24,973)	$577	$288,661

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

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net earnings	$32,404	$30,647
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,180	3,294
Amortization	563	932
Deferred taxes	(4,315)	(181)
Premium amortization, net of discount accretion	4,211	3,291
Gain on sale of loans	(2,125)	(4,401)
Reversal of provision for credit losses	(650)	(1,700)
Origination of loans held for sale	(62,579)	(84,944)
Proceeds from loans held for sale	66,084	92,984
Write-down of other real estate and repossessed assets	19	6
Net (gain) loss on sale of premises, equipment, other real estate owned and other assets	(923)	16
Stock based compensation	485	512
Net change in accrued interest receivable and other assets	(8,509)	(5,034)
Net change in accrued interest payable and other liabilities	420	1,799
Net cash provided by operating activities	$28,265	$37,221

Cash flows from investing activities
Securities available for sale:
Purchases	$(28,952)	$(125,826)
Proceeds from maturities and principal repayments	31,248	63,264
Securities held to maturity:
Purchases	(1,043,343)	(7,797)
Proceeds from maturities and principal repayments	696,450	938
Net originations of loans	(358,088)	(105,333)
Purchases of premises and equipment	(4,574)	(1,912)
Proceeds from BOLI death benefit	—	464
Proceeds from sale of premises, equipment, other real estate owned and other assets	1,853	319
Net cash used in investing activities	$(705,406)	$(175,883)

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities
Net change in deposits	$120,020	$276,681
Net change in securities sold under agreements to repurchase	(6,559)	(4,436)
Proceeds from FHLB advances	325,000	120,000
Repayment of FHLB advances	(147,500)	(181,601)
Proceeds from line of credit	1,000	8,000
Repayment of line of credit	(6,000)	(17,000)
Proceeds from issuance of subordinated debt	34,402	—
Repayments of debentures	(3,093)	—
Purchase of treasury stock	(8,838)	—
Exercise of stock options	976	1,113
Cash dividends paid	(7,703)	(7,011)
Net cash provided by financing activities	$301,705	$195,746
Net change in cash and cash equivalents	(375,436)	57,084
Cash and cash equivalents at beginning of period	499,605	351,791
Cash and cash equivalents at end of period	$124,169	$408,875

Supplemental disclosures of cash flow information
Interest paid	$7,307	$5,743
Income taxes paid	7,100	7,850

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,621	$2,416
Lease right of use assets obtained in exchange for lease liabilities	337	1,384
Available for sale securities transferred to held to maturity, net of unrealized loss of $13,186	106,157	—
Transfer of loans to other real estate owned and repossessed assets	32	502
Contributions from noncontrolling interest	577	—
Stock dividend	—	35,947

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

8.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of September 30, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$35,003	$—	$1,893	$33,110
Municipal securities	9,487	33	103	9,417
Mortgage-backed securities	150,516	5	16,906	133,615
Collateralized mortgage obligations	23,484	6	1,688	21,802
Total available for sale	$218,490	$44	$20,590	$197,944

Held to maturity:
U.S. government agencies	$9,103	$—	$1,277	$7,826
Treasury securities	253,733	—	3,409	250,324
Municipal securities	192,101	86	10,162	182,025
Mortgage-backed securities	135,292	—	15,743	119,549
Collateralized mortgage obligations	43,157	—	7,037	36,120
Total held to maturity	$633,386	$86	$37,628	$595,844

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$10,013	$—	$42	$9,971
Corporate bonds	35,080	940	85	35,935
Mortgage-backed securities	221,610	1,477	1,779	221,308
Collateralized mortgage obligations	74,925	971	904	74,992
Total available for sale	$341,628	$3,388	$2,810	$342,206

Held to maturity:
Municipal securities	$181,310	$8,364	$118	$189,556
Mortgage-backed securities	2,953	—	37	2,916
Total held to maturity	$184,263	$8,364	$155	$192,472

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer create a premium or discount, respectively, the value of which is retained in securities held to maturity and other comprehensive income and amortized or accreted, respectively, over the remaining life of the underlying securities as an adjustment of yield. During the second quarter of 2022, we transferred $106,157 of securities from available for sale to held to maturity, which included a net unrealized loss on the date of transfer of $13,186. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $5,540 at September 30, 2022, compared to a net unamortized, unrealized gain of $8,860 at December 31, 2021. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of September 30, 2022 or December 31, 2021.

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Information pertaining to securities with gross unrealized losses as of September 30, 2022 and December 31, 2021, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2022	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(1,711)	$31,159	$(182)	$1,951	$(1,893)	$33,110
Municipal securities	(103)	4,392	—	—	(103)	4,392
Mortgage-backed securities	(11,585)	94,622	(5,321)	26,174	(16,906)	120,796
Collateralized mortgage obligations	(1,688)	21,359	—	—	(1,688)	21,359
Total available for sale	$(15,087)	$151,532	$(5,503)	$28,125	$(20,590)	$179,657

Held to maturity:
U.S. government agencies	$(1,277)	$7,826	$—	$—	$(1,277)	$7,826
Treasury securities	(3,409)	250,324	—	—	(3,409)	250,324
Municipal securities	(8,800)	144,467	(1,362)	3,171	(10,162)	147,638
Mortgage-backed securities	(12,393)	102,475	(3,350)	17,074	(15,743)	119,549
Collateralized mortgage obligations	(7,037)	36,120	—	—	(7,037)	36,120
Total held to maturity	$(32,916)	$541,212	$(4,712)	$20,245	$(37,628)	$561,457

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2021	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$(42)	$9,971	$—	$—	$(42)	$9,971
Corporate bonds	(85)	11,418	—	—	(85)	11,418
Mortgage-backed securities	(1,383)	144,367	(396)	11,317	(1,779)	155,684
Collateralized mortgage obligations	(904)	40,172	—	—	(904)	40,172
Total available for sale	$(2,414)	$205,928	$(396)	$11,317	$(2,810)	$217,245

Held to maturity:
Municipal securities	$(37)	$7,772	$(81)	$2,996	$(118)	$10,768
Mortgage-backed securities	(37)	2,916	—	—	(37)	2,916
Total held to maturity	$(74)	$10,688	$(81)	$2,996	$(155)	$13,684

There were 311 investments in an unrealized loss position, of which 82 were available for sale debt securities with no recorded allowance for credit losses as of September 30, 2022. The available for sale securities in a loss position were composed of corporate bonds, municipal securities, collateralized mortgage obligations and mortgage-backed securities. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. Government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of September 30, 2022 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under CECL. As of September 30, 2022, our held to maturity securities consisted of U.S. government agencies, municipal bonds, treasury securities and mortgage-backed securities issued by the U.S. Government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, no allowance for credit losses has been recorded for these securities.

Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

As of September 30, 2022, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of total equity attributable to Guaranty Bancshares, Inc.

Securities with fair values of approximately $354,200 and $310,958 at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

There were no securities sold during the nine months ended September 30, 2022 or 2021.

The contractual maturities at September 30, 2022 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
September 30, 2022	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,019	$4,967	$208,372	$206,824
Due after one year through five years	10,100	9,743	107,637	105,615
Due after five years through ten years	26,285	24,833	67,053	62,297
Due after ten years	3,086	2,984	71,875	65,439
Mortgage-backed securities	150,516	133,615	135,292	119,549
Collateralized mortgage obligations	23,484	21,802	43,157	36,120
Total securities	$218,490	$197,944	$633,386	$595,844

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	September 30, 2022	December 31, 2021
Commercial and industrial	$278,091	$280,569
Real estate:
Construction and development	391,564	307,797
Commercial real estate	821,941	622,842
Farmland	179,402	145,501
1-4 family residential	467,983	410,673
Multi-family residential	43,025	30,971
Consumer	58,835	50,965
Agricultural	13,917	14,639
Warehouse lending(1)	10,938	43,720
Overdrafts	369	363
Total loans(2)	2,266,065	1,908,040
Net of:
Deferred loan fees, net	(2,048)	(1,531)
Allowance for credit losses	(29,235)	(30,433)
Total net loans(2)	$2,234,782	$1,876,076

(1) Warehouse lending is presented as a component of commercial and industrial loans in remaining tables.

(2) Excludes accrued interest receivable on loans of $6.3 million and $5.8 million as of September 30, 2022 and December 31, 2021, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The following tables present the activity in the ACL by class of loans for the nine months ended September 30, 2022, for the year ended December 31, 2021 and for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2022	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433
(Reversal of) provision for credit losses	347	389	(2,121)	141	158	50	229	(19)	176	(650)
Loans charged-off	(192)	—	—	—	—	—	(313)	—	(241)	(746)
Recoveries	62	—	1	—	30	—	40	—	65	198
Ending balance	$3,817	$4,610	$11,645	$1,839	$6,006	$446	$718	$150	$4	$29,235

For the Year Ended December 31, 2021	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619
(Reversal of) provision for credit losses	(43)	(515)	(1,229)	478	(495)	33	(51)	(78)	200	(1,700)
Loans charged-off	(411)	—	(816)	—	—	—	(151)	—	(263)	(1,641)
Recoveries	21	1	30	—	—	—	35	8	60	155
Ending balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433

Nine Months Ended September 30, 2021	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619
Provision for credit losses	(268)	(774)	(670)	365	(559)	213	(61)	(73)	127	(1,700)
Loans charged-off	(300)	—	(816)	—	—	—	(113)	—	(173)	(1,402)
Recoveries	15	1	11	—	—	—	32	—	45	104
Ending balance	$3,480	$3,962	$14,305	$1,585	$5,754	$576	$787	$166	$6	$30,621

(Continued)

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

During the year ended December 31, 2020, a total allowance for credit losses provision of $13,200 was recorded primarily to account for the estimated impact of COVID-19 on credit quality and resulted largely from changes to individual loan risk ratings, as well as COVID-specific qualitative factors primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19. During 2021, we recorded no provision in the first quarter, a $1,000 reverse provision in the second quarter and a $700 reverse provision in the third quarter. No provision was recorded in the fourth quarter of 2021. These provision reversals captured improvements that occurred to macroeconomic factors evaluated at the onset of the pandemic as part of the aforementioned COVID-specific qualitative factors, as well as risk rating upgrades for specific loans, which impacted the reserve calculations within our model. In the first quarter of 2022, we unwound the remaining COVID-specific qualitative factors and recorded an additional reverse provision of $1,250 to account for significant improvements in COVID-related health statistics and economic impacts. However, growth in our loan portfolio, as well as adjustments to qualitative factors for expected recession forecasts, resulted in a $600 provision during the third quarter of 2022.

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

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of September 30, 2022:

September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$79,468	$71,470	$21,831	$12,466	$4,490	$13,440	$83,168	$286,333
Special mention	—	137	—	378	—	—	950	1,465
Substandard	—	—	252	647	198	63	—	1,160
Nonaccrual	13	47	11	—	—	—	—	71
Total commercial and industrial loans	$79,481	$71,654	$22,094	$13,491	$4,688	$13,503	$84,118	$289,029

Charge-offs	$—	$—	$(67)	$—	$—	$—	$(125)	$(192)
Recoveries	—	—	—	—	—	33	29	62
Current period net	$—	$—	$(67)	$—	$—	$33	$(96)	$(130)

Construction and development:
Pass	$154,255	$171,294	$29,113	$8,852	$4,986	$11,923	$9,280	$389,703
Special mention	—	—	950	—	—	911	—	1,861
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total construction and development loans	$154,255	$171,294	$30,063	$8,852	$4,986	$12,834	$9,280	$391,564

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$286,359	$132,069	$93,375	$64,690	$53,721	$159,911	$10,094	$800,219
Special mention	—	—	—	—	2,605	4,281	—	6,886
Substandard	—	—	—	—	1,026	6,456	—	7,482
Nonaccrual	—	—	254	104	16	6,980	—	7,354
Total commercial real estate loans	$286,359	$132,069	$93,629	$64,794	$57,368	$177,628	$10,094	$821,941

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	1	—	—	1
Current period net	$—	$—	$—	$—	$1	$—	$—	$1

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$83,092	$54,255	$11,283	$6,936	$6,046	$12,305	$5,271	$179,188
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	32	—	65	—	97
Nonaccrual	—	—	—	—	—	117	—	117
Total farmland loans	$83,092	$54,255	$11,283	$6,968	$6,046	$12,487	$5,271	$179,402

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$113,548	$126,656	$51,155	$32,313	$28,004	$94,089	$20,530	$466,295
Special mention	—	—	—	120	—	34	—	154
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	153	—	—	123	1,258	—	1,534
Total 1-4 family residential loans	$113,548	$126,809	$51,155	$32,433	$28,127	$95,381	$20,530	$467,983

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	30	—	30
Current period net	$—	$—	$—	$—	$—	$30	$—	$30

Multi-family residential:
Pass	$14,970	$18,452	$2,488	$4,249	$886	$1,889	$91	$43,025
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$14,970	$18,452	$2,488	$4,249	$886	$1,889	$91	$43,025

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$25,380	$14,285	$6,650	$2,287	$3,350	$572	$6,531	$59,055
Special mention	5	—	9	12	—	—	—	26
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	81	5	4	27	6	—	123
Total consumer loans and overdrafts	$25,385	$14,366	$6,664	$2,303	$3,377	$578	$6,531	$59,204

Charge-offs	$(241)	$(20)	$(22)	$(20)	$—	$(1)	$(250)	$(554)
Recoveries	66	2	6	11	1	19	—	105
Current period net	$(175)	$(18)	$(16)	$(9)	$1	$18	$(250)	$(449)

Agricultural:
Pass	$2,780	$2,071	$1,096	$556	$433	$471	$6,327	$13,734
Special mention	—	—	—	—	—	4	—	4
Substandard	—	—	14	2	—	32	—	48
Nonaccrual	—	—	—	—	6	53	72	131
Total agricultural loans	$2,780	$2,071	$1,110	$558	$439	$560	$6,399	$13,917

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$759,852	$590,552	$216,991	$132,349	$101,916	$294,600	$141,292	$2,237,552
Special mention	5	137	959	510	2,605	5,230	950	10,396
Substandard	—	—	266	681	1,224	6,616	—	8,787
Nonaccrual	13	281	270	108	172	8,414	72	9,330
Total loans	$759,870	$590,970	$218,486	$133,648	$105,917	$314,860	$142,314	$2,266,065

Charge-offs	$(241)	$(20)	$(89)	$(20)	$—	$(1)	$(375)	$(746)
Recoveries	66	2	6	11	2	82	29	198
Total current period net (charge-offs) recoveries	$(175)	$(18)	$(83)	$(9)	$2	$81	$(346)	$(548)

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
There were no loans classified in the “doubtful” or “loss” risk rating categories as of September 30, 2022 and December 31, 2021.

The following tables presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loan, and their impact on the ACL, as of December 31, 2021. There were no individually evaluated collateral -dependent loans as of September 30, 2022.

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

September 30, 2022	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$121	$—	$59	$180	$288,849	$289,029	$—
Real estate:
Construction and development	196	—	—	196	391,368	391,564	—
Commercial real estate	—	—	6,761	6,761	815,180	821,941	—
Farmland	19	35	—	54	179,348	179,402	—
1-4 family residential	1,537	232	467	2,236	465,747	467,983	—
Multi-family residential	—	—	—	—	43,025	43,025	—
Consumer	337	47	27	411	58,424	58,835	—
Agricultural	2	4	6	12	13,905	13,917	—
Overdrafts	—	—	—	—	369	369	—
Total	$2,212	$318	$7,320	$9,850	$2,256,215	$2,266,065	$—

December 31, 2021	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$969	$38	$134	$1,141	$323,148	$324,289	$—
Real estate:
Construction and development	885	132	—	1,017	306,780	307,797	—
Commercial real estate	—	360	350	710	622,132	622,842	—
Farmland	114	87	195	396	145,105	145,501	—
1-4 family residential	1,650	123	410	2,183	408,490	410,673	—
Multi-family residential	—	—	—	—	30,971	30,971	—
Consumer	189	113	68	370	50,595	50,965	—
Agricultural	41	8	—	49	14,590	14,639	—
Overdrafts	—	—	—	—	363	363	—
Total	$3,848	$861	$1,157	$5,866	$1,902,174	$1,908,040	$—

The following table presents information regarding nonaccrual loans as of:

	September 30, 2022	December 31, 2021
Commercial and industrial	$71	$148
Real estate:
Commercial real estate	7,354	642
Farmland	117	298
1-4 family residential	1,534	1,535
Consumer and overdrafts	123	160
Agricultural	131	48
Total	$9,330	$2,831

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring in which a bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.

There were no loans modified as TDRs during the nine months ended September 30, 2022.

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

There were four TDRs that subsequently defaulted during 2022 and remained on nonaccrual status as of September 30, 2022. There were no TDRs that subsequently defaulted during 2021. The TDRs described above did not increase the allowance for credit losses and resulted in no charge-offs during the nine months ended September 30, 2022 or the year ended December 31, 2021.
NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

At September 30, 2022 and December 31, 2021, securities sold under agreements to repurchase totaled $7,592 and $14,151, respectively.

The Company has an unsecured $25,000 revolving line of credit, which had no outstanding balance at September 30, 2022, bears interest at the greater of (i) the prime rate, which was 6.25% at September 30, 2022, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2023. As of December 31, 2021, there was a $5,000 outstanding balance on the line of credit.

Federal Home Loan Bank (FHLB) advances bear interest based on a fixed rate, payable monthly, with all principal due at maturity. The following table presents the scheduled maturities of FHLB advances and their weighted average rates, each as of September 30, 2022:

Year	Current Weighted Average Rate	Principal Due
2022	2.68%	$185,000
2023	3.91%	40,000
		$225,000

NOTE 5 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	September 30, 2022	December 31, 2021
Trust II Debentures	$—	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note	34,402	—
Other debentures	9,500	9,500
	$51,119	$19,810

The Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I”). The subordinated debentures of a third trust, Guaranty (TX) Capital Trust II, were redeemed in May 2022, for $3,093. Upon formation, the Trusts issued pass-through securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts (comprised of Trust III and DCB Trust I) issued common securities to the Company. The Trusts invested the proceeds of the sales of securities to the Company (“Debentures”). The Debentures mature approximately 30 years after the formation date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	Trust III	DCB Trust I
Formation date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at September 30, 2022 and December 31, 2021. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Subordinated Note

On March 4, 2022, the Company completed a private placement of $35,000 aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three-month term Secured

(Continued)

23.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Overnight Financing Rate ("SOFR") plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of related unamortized issuance costs on the consolidated balance sheets.

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. $500 matured in November of 2020 and $9,500 remain as of September 30, 2022. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the maturity date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

The scheduled principal payments and weighted average rates of the subordinated note and other debentures, excluding the Trusts, are as follows:

Year	Current Weighted Average Rate	Principal Due
2022	2.45%	$2,000
2023	2.85%	3,500
2024	3.74%	4,000
Thereafter	3.63%	34,402
		$43,902

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

(Continued)

24.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

A summary of stock option activity in the Plan during the nine months ended September 30, 2022 and 2021 follows:

Nine Months Ended September 30, 2022	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	502,780	$25.77	5.59	$5,936
Granted	69,000	35.71
Exercised	(43,280)	22.56
Forfeited	(29,920)	27.21
Balance, September 30, 2022	498,580	$27.34	5.62	$3,725

Exercisable at end of period	283,910	$24.96	4.20	$2,733

Nine Months Ended September 30, 2021	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	506,200	$26.81	5.82	$1,805
Effect of 10% stock dividend	50,770
Granted	45,500	33.49
Exercised	(48,630)	22.89
Forfeited	(19,020)	26.01
Balance, September 30, 2021	534,820	$25.22	5.53	$5,684

Exercisable at end of period	307,786	$23.78	4.33	$3,715

A summary of nonvested stock option activity in the Plan during the nine months ended September 30, 2022 and 2021 follows:

Nine Months Ended September 30, 2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	207,084	$5.23
Granted	69,000	6.56
Vested	(46,014)	(5.90)
Forfeited	(15,400)	(9.09)
Balance, September 30, 2022	214,670	$5.53

Nine Months Ended September 30, 2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	214,680	$4.46
Effect of 10% stock dividend	23,218
Granted	45,500	5.82
Vested	(47,344)	(5.72)
Forfeited	(9,020)	(8.06)
Balance, September 30, 2021	227,034	$5.11

Information related to stock options in the Plan is as follows for the nine months ended:

	September 30, 2022	September 30, 2021
Intrinsic value of options exercised	$521	$630
Cash received from options exercised	976	1,113
Weighted average fair value of options granted	6.56	5.82

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Restricted Stock Awards and Units

A summary of restricted stock activity in the Plan during the nine months ended September 30, 2022 and 2021 follows:

Nine Months Ended September 30, 2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	30,190	$27.52
Vested	(4,770)	(28.32)
Balance, September 30, 2022	25,420	$27.37

Nine Months Ended September 30, 2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	35,300	$29.72
Effect of 10% stock dividend	3,530	—
Granted	3,500	33.09
Vested	(7,850)	27.26
Forfeited	—	—
Balance, September 30, 2021	34,480	$27.41

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of September 30, 2022, there was $1,637 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.18 years.

The Company granted options under the Plan during the first nine months of 2022 and 2021. Expense of $485 and $512 was recorded during the nine months ended September 30, 2022 and 2021, respectively, which represents the fair value of shares vested during those periods.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the nine months ended September 30, 2022 and 2021 totaled $1,221 and $1,146, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of September 30, 2022, the number of shares held by the KSOP was 1,114,312. There were no unallocated shares to plan participants as of September 30, 2022, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $38,194 and $37,141 as of September 30, 2022 and December 31, 2021, respectively.

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Expense related to these plans totaled $651 and $588 for the nine months ended September 30, 2022 and 2021, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $5,307 and $4,969 as of September 30, 2022 and December 31, 2021, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the nine months ended September 30, 2022 and 2021 totaled $3,933 and $3,529, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 13 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of September 30, 2022, operating lease right-of-use assets were $13,363 and liabilities were $13,975, and as of December 31, 2021, lease assets and liabilities were $14,376 and $14,882, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the nine months ended September 30, 2022 and 2021 was approximately $1,673 and $1,715, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	September 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$13,363	$14,376
Operating lease liabilities	13,975	14,882

Weighted average remaining lease term
Operating leases	8 years	8 years
Weighted average discount rate
Operating leases	1.99%	1.95%

(Continued)

27.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2026 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of September 30, 2022, are as follows:

Year Ended December 31,	Amount
2022	$562
2023	2,198
2024	2,123
2025	1,954
2026	1,726
Thereafter	5,906
Total lease payments	14,469
Less: interest	(494)
Present value of lease liabilities	$13,975

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense for the period	$2,363	$2,179	$7,070	$6,827
Effective tax rate	17.82%	19.06%	17.91%	18.22%

The effective tax rates differ from the statutory federal tax rate of 21% for the three and nine months ended September 30, 2022 and 2021 largely due to tax exempt interest income earned on certain investment securities and loans.

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

The information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures and FHLB advances was as follows as of:

December 31, 2021
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized (Gains) Losses
$15,000	0.668%	3 month LIBOR	3/18/2020	1.22	8
15,000	0.790%	3 month LIBOR	3/18/2020	3.22	(184)
10,000	0.530%	3 month LIBOR	3/23/2020	1.23	(12)

Interest expense recorded on these swap transactions totaled $188 and $483 during the nine months ended September 30, 2022 and 2021, respectively. This expense is reported as a component of interest expense on the debentures and the FHLB advances and federal funds purchased.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL with respect to these commitments as of September 30, 2022 and December 31, 2021.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2022 and December 31, 2021, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

(Continued)

29.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	September 30, 2022	December 31, 2021
Commitments to extend credit	$529,373	$405,269
Letters of credit	8,136	8,357

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At September 30, 2022, the Company had letters of credit of $21,883 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of September 30, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it was subject.

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

As of September 30, 2022 and December 31, 2021, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since September 30, 2022 that management believes have changed the Company’s category.

(Continued)

30.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital to risk-weighted assets:
Consolidated	$350,305	14.60%	$191,962	8.00%	$251,951	10.50%	n/a
Bank	350,271	14.60%	191,901	8.00%	251,870	10.50%	$239,877	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	286,668	11.95%	143,972	6.00%	203,960	8.50%	n/a
Bank	321,036	13.38%	143,926	6.00%	203,895	8.50%	191,901	8.00%
Tier 1 capital to average assets:(1)
Consolidated	286,668	8.63%	132,924	4.00%	132,924	4.00%	n/a
Bank	321,036	9.68%	132,709	4.00%	132,709	4.00%	165,886	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	279,451	11.65%	107,979	4.50%	167,967	7.00%	n/a
Bank	321,036	13.38%	107,944	4.50%	167,914	7.00%	155,920	6.50%

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

September 30, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$133,615	$—	$133,615	$—
Collateralized mortgage obligations	21,802	—	21,802	—
Municipal securities	9,417	—	9,417	—
Corporate bonds	33,110	—	33,110	—
Loans held for sale	2,749	—	—	2,749
Cash surrender value of life insurance	38,194	—	38,194	—
SBA servicing assets	899	—	—	899

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	—	—	—	—

December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$221,308	$—	$221,308	$—
Collateralized mortgage obligations	74,992	—	74,992	—
Corporate bonds	35,935	—	35,935	—
U.S. government agencies	9,971	—	9,971	—
Loans held for sale	4,129	—	—	4,129
Cash surrender value of life insurance	37,141	—	37,141	—
SBA servicing assets	877	—	—	877
Derivative instrument assets	(196)	—	(196)	—
Derivative instrument liabilities	8	—	8	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	4,244	—	—	4,244

There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2022 or for the year ended December 31, 2021.

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

As of September 30, 2022 and 2021, and December 31, 2021, there were no foreclosed assets that were remeasured and recorded at fair value.

As of September 30, 2022 and December 31, 2021, there were no nonrecurring level 3 fair value measurements requiring quantitative information.

(Continued)

33.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table presents information on individually evaluated collateral dependent loans as of December 31, 2021. There were no individually evaluated collateral dependent loans as of September 30, 2022.

	Fair Value Measurements Using
December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$76	$76
Real estate:
Construction and development	—	—	402	402
Commercial real estate	—	—	3,766	3,766
Total	$—	$—	$4,244	$4,244

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of September 30, 2022 and December 31, 2021, are as follows:

	Fair value measurements as of September 30, 2022 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$124,169	$124,169	$—	$—	$124,169
Marketable securities held to maturity	633,386	—	595,844	—	595,844
Loans, net	2,234,782	—	—	2,147,119	2,147,119
Accrued interest receivable	10,111	—	10,111	—	10,111
Nonmarketable equity securities	23,529	—	23,529	—	23,529
Financial liabilities:
Deposits	$2,790,510	$2,450,301	$339,007	$—	$2,789,308
Securities sold under repurchase agreements	7,592	—	7,592	—	7,592
Accrued interest payable	1,192	—	1,192	—	1,192
Federal Home Loan Bank advances	225,000	—	224,675	—	224,675
Subordinated debt	51,119	—	51,275	—	51,275

	Fair value measurements as of December 31, 2021 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$499,605	$499,605	$—	$—	$499,605
Marketable securities held to maturity	184,263	—	192,472	—	192,472
Loans, net	1,876,076	—	—	1,883,756	1,883,756
Accrued interest receivable	8,901	—	8,901	—	8,901
Nonmarketable equity securities	15,344	—	15,344	—	15,344
Financial liabilities:
Deposits	$2,670,827	$2,341,048	$330,356	$—	$2,671,404
Securities sold under repurchase agreements	14,151	—	14,151	—	14,151
Accrued interest payable	481	—	481	—	481
Federal Home Loan Bank advances	47,500	—	47,501	—	47,501
Subordinated debt	19,810	—	17,833	—	17,833

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
NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. Net losses attributable to the noncontrolling interest during the quarter and nine months ended September 30, 2022 were $3 and $21, respectively, and are excluded from this calculation. Diluted earnings per share reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net earnings of the Company. Dilutive share equivalents include stock-based awards issued to employees.

Stock options granted by the Company are treated as potential shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money awards which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax impact that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$10,903	$9,253	$32,425	$30,647

Denominator:
Weighted-average shares outstanding (basic)	11,907,233	12,067,769	11,994,105	12,054,426
Effect of dilutive securities:
Common stock equivalent shares from stock options	125,158	143,620	125,344	155,058
Weighted-average shares outstanding (diluted)	12,032,391	12,211,389	12,119,449	12,209,484

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$0.92	$0.77	$2.70	$2.54
Diluted	$0.91	$0.76	$2.68	$2.51

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

Quarterly Highlights

Quarterly highlights of the Company include:

•
Strong Loan Growth. The third quarter of 2022 saw strong organic loan growth, increasing $127.7 million, or 6.0%, during the quarter. Excluding PPP and warehouse lending changes, our loans increased $144.1 million, or 6.8%, during the quarter. Our loan growth is a result of internally generated sources and is not from loan purchases from other originators.
•
Solid Net Earnings and Core Earnings. Net earnings have trended upward quarter-over-quarter, with net earnings and earnings per share of $10.8 million and $0.90 and $10.9 million and $0.92 in the second and third quarter, respectively. Net core earnings†, which exclude provisions for credit losses and income tax, and net PPP income, have also trended upwards quarter-over-quarter, demonstrating a solid and consistent core earnings stream. Net core earnings† were $13.8 million for the third quarter, compared to $12.8 million for the second quarter of 2022, and $9.7 million during the third quarter of 2021.

(Continued)

36.

•
Good Asset Quality. Non-performing assets as a percentage of total assets were 0.28% at September 30, 2022, compared to 0.30% at June 30, 2022 and 0.11% at September 30, 2021. Net charge-offs (annualized) to average loans were 0.07% for the quarter ended September 30, 2022, compared to 0.02% for the quarter ended June 30, 2022, and 0.05% for the quarter ended September 30, 2021. A provision for credit losses of $600,000 was recorded during the third quarter, primarily resulting from loan growth as qualitative factors remained mostly consistent with the second quarter of 2022. We anticipate increases to certain qualitative factor adjustments in the fourth quarter of 2022 to continue incorporating recession forecasts in 2023.
•
Repricing and Asset Liability Management. The Bank is slightly asset-sensitive and should see benefits from expected rate increases by the Federal Reserve in November and December of 2022. We continue to be well-positioned for loan funding and liquidity with a loan-to-deposit ratio at quarter-end of 81.2%. Our FHLB advances were $225.0 million as of September 30, 2022 and are expected to be paid down in 2023 from balance sheet cash flows. Approximately $124.4 million in securities will mature or pay down by December 31, 2022 and $217.0 million within 12 months. As of September 30, 2022, $264.5 million, or 11.7% of our loan portfolio is fully floating and $1.2 billion, or 52.8% are adjustable rate term loans, repricing at defined future time periods. Additional Fed rate increases will result in the repricing of approximately $354.5 million, or 15.7%, of our total loans by December 31, 2022. Although we have raised interest rates paid on deposit accounts, we have maintained a conservative approach to increases thus far in 2022, but anticipate continued upward trends in deposit betas during 2023. A total of 40.9% of our deposits are noninterest-bearing and total cost of funds on total deposits during the third quarter was 0.35%.

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in subsequent sections of this MD&A.

Discussion and Analysis of Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Results of Operations

The following discussion and analysis compares our results of operations for the nine months ended September 30, 2022 with the nine months ended September 30, 2021. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Net earnings attributable to Guaranty Bancshares, Inc. (which excludes the minority interest of consolidated subsidiaries) were $32.4 million for the nine months ended September 30, 2022, as compared to $30.6 million for the nine months ended September 30, 2021. The following table presents key earnings data for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021
Net earnings attributable to Guaranty Bancshares, Inc.	$32,425	$30,647
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	2.70	2.54
-diluted	2.68	2.51
Net interest margin(1)	3.49%	3.52%
Net interest rate spread(2)	3.26%	3.35%
Return on average assets	1.34%	1.42%
Return on average equity	14.73%	14.32%
Average equity to average total assets	9.11%	9.90%
Cash dividend payout ratio	24.44%	23.62%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Large changes in the provision for credit losses, resulting from effects of COVID-19 and participation in the PPP program, have created temporary extraordinary results in the calculation of net earnings and related performance ratios in comparable prior periods. The following table illustrates net core earnings attributable to Guaranty Bancshares, Inc. and net

(Continued)

37.

core earnings attributable to Guaranty Bancshares, Inc. per share, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as net core performance ratios for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021
Net earnings attributable to Guaranty Bancshares, Inc.	$32,425	$30,647
Adjustments:
Reversal of provision for credit losses	(650)	(1,700)
Income tax provision	7,070	6,827
PPP interest income, including fees	(1,276)	(6,864)
Net core earnings attributable to Guaranty Bancshares, Inc.†	$37,569	$28,910

Total average assets	$3,231,679	$2,889,882
Adjustments:
PPP loans average balance	(15,581)	(133,309)
Total average assets, adjusted†	$3,216,098	$2,756,573
Total average equity	$294,395	$286,228

PERFORMANCE RATIOS
Net earnings attributable to Guaranty Bancshares, Inc. to average assets (annualized)	1.34%	1.42%
Net earnings attributable to Guaranty Bancshares, Inc. to average equity (annualized)	$14.73	$14.32
Net core earnings attributable to Guaranty Bancshares, Inc. to average assets, as adjusted (annualized)†	1.56	1.40
Net core earnings attributable to Guaranty Bancshares, Inc. to average equity (annualized)†	17.06	13.50

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	11,994,105	12,054,426
Earnings per common share, basic	$2.70	$2.54
Net core earnings attributable to Guaranty Bancshares, Inc. per common share, basic†	3.13	2.40

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

Net interest income, before the reversal of the provision for credit losses, for the nine months ended September 30, 2022 and 2021 was $79.5 million and $71.5 million, respectively, an increase of $7.9 million, or 11.1%. The increase in net interest income, before the reversal of the provision for credit losses, resulted primarily from a $10.5 million, or 13.6%, increase in interest income, which was partially offset by an increase in interest expense of $2.5 million, or 45.9%. Interest income on loans increased $4.7 million, or 6.7%, during the nine months ended September 30, 2022 compared to the same period in 2021. In addition, interest income on securities increased $5.4 million, or 82.1% during the same period.

Average loans outstanding, excluding PPP loans, for the nine months ended September 30, 2022 was $2.05 billion, compared to $1.77 billion for the same period in 2021, an increase of $277.3 million, or 15.6%. The increase in average loans outstanding was due to organic growth. The $2.5 million increase in interest expense for the nine months ended September 30, 2022 was primarily related to a $1.1 million increase in interest on FHLB advances and a $90.5 million, or 5.7%, increase in average interest-bearing deposits, along with a five basis point increase in average rate paid on these deposits over the same period in 2021. The average deposit balance increase is also the result of organic growth, apparent changes in consumer and business spending habits, and lack of stable investment alternatives for some depositors.

For the nine months ended September 30, 2022, net interest margin on a taxable equivalent basis and net interest spread were 3.53% and 3.26%, respectively, compared to 3.56% and 3.35% for the same period in 2021, which reflects a 14 basis point increase in the rate on interest-bearing liabilities, offset somewhat by a five basis point increase in the yield on interest-earning assets from the prior period. The increase in rate on interest-bearing liabilities from the prior period is

(Continued)

38.

primarily due to market rate conditions and increased subordinated debt and FHLB advances during the nine months ended September 30, 2022 compared to the same period of the prior year.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2022 and 2021, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,066,529	$74,314	4.81%	$1,906,989	$69,664	4.88%
Securities available for sale	316,386	4,330	1.83	372,707	5,481	1.97
Securities held to maturity	499,092	7,567	2.03	39,269	1,054	3.59
Nonmarketable equity securities	16,937	869	6.86	10,042	612	8.15
Interest-bearing deposits in other banks	145,936	409	0.37	391,096	221	0.08
Total interest-earning assets	3,044,880	87,489	3.84	2,720,103	77,032	3.79
Allowance for credit losses	(29,341)			(32,338)
Noninterest-earning assets	216,140			202,117
Total assets	$3,231,679			$2,889,882
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,684,725	$5,320	0.42%	$1,594,219	$4,444	0.37%
Advances from FHLB and fed funds purchased	96,462	1,447	2.01	49,581	308	0.83
Line of credit	—	34	—	6,506	174	3.58
Subordinated debt	46,024	1,208	3.51	19,810	558	3.77
Securities sold under agreements to repurchase	8,920	9	0.13	16,044	10	0.08
Total interest-bearing liabilities	1,836,131	8,018	0.58	1,686,160	5,494	0.44
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,075,941			892,260
Accrued interest and other liabilities	25,212			25,234
Total noninterest-bearing liabilities	1,101,153			917,494
Equity	294,395			286,228
Total liabilities and equity	$3,231,679			$2,889,882
Net interest rate spread(2)			3.26%			3.35%
Net interest income		$79,471			$71,538
Net interest margin(3)			3.49%			3.52%
Net interest margin, fully taxable equivalent(4)			3.53%			3.56%

(1) Includes average outstanding balances of loans held for sale of $2.6 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively.
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

(Continued)

39.

The Bank’s participation in the PPP program created temporary extraordinary results in the calculation of net interest margin. To illustrate the impact of the PPP program on net interest margin, the table below excludes PPP loans and their associated fees and costs for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned	Average Yield	Average Outstanding Balance	Interest Earned	Average Yield
Total interest-earning assets	$3,044,880	$87,489	3.84%	$2,720,103	$77,032	3.79%

Total loans	2,066,529	74,314	4.81	1,906,989	69,664	4.88
Adjustments:
PPP loans average balance and net fees(1)	(15,581)	(1,276)	10.95	(133,309)	(6,265)	6.28
Total loans, net of PPP effects	$2,050,948	$73,038	4.76%	$1,773,680	$63,399	4.78%

Total interest-earning assets, net of PPP effects†	$3,029,299	$86,213	3.81%	$2,586,794	$70,767	3.66%

Net interest income, fully taxable equivalent ("FTE")		$80,294			$72,336
Net interest margin, FTE			3.53%			3.56%
Net interest income, FTE, net of PPP effects†		79,018			66,071
Net interest margin, FTE, net of PPP effects†			3.49%			3.41%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in "—Non-GAAP Financial Measures"

(1) Interest earned consists of interest income of $114,000 and $990,000, and net origination fees recognized in earnings of $1.2 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

	For the Nine Months Ended September 30, 2022 vs. 2021
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$5,839	$(1,189)	$4,650
Securities available for sale	(830)	(321)	(1,151)
Securities held to maturity	12,347	(5,834)	6,513
Nonmarketable equity securities	420	(163)	257
Interest-earning deposits in other banks	(147)	335	188
Total increase (decrease) in interest income	$17,629	$(7,172)	$10,457

Interest-bearing liabilities:
Interest-bearing deposits	$250	$626	$876
Advances from FHLB and fed funds purchased	291	848	1,139
Line of credit	(174)	34	(140)
Subordinated debt	739	(89)	650
Securities sold under agreements to repurchase	(4)	3	(1)
Total increase in interest expense	1,102	1,422	2,524
Increase (decrease) in net interest income	$16,527	$(8,594)	$7,933

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

(Continued)

40.

During the nine months ended September 30, 2022, we recorded a reverse provision for credit losses of $650,000, compared to a reverse provision of $1.7 million during the same period in 2021. At the onset of the COVID pandemic in 2020, we established COVID-specific qualitative factors to estimate the potential impact of the pandemic to our loan portfolio as a whole, which led to a provision during 2020 of $13.2 million. As the economic, health and other impacts of the virus became more clear and cases began to decline, we reduced the COVID-specific qualitative factors during 2021 and fully unwound these specific factors during the first quarter of 2022, which resulted in a $1.25 million reverse provision during the first quarter of 2022 and no provision in the second quarter of 2022. The impact of unwinding the remaining COVID-specific qualitative factors was offset by growth in our loan portfolio, and during the third quarter of 2022, we recorded a $600,000 provision for credit losses to account for the continued organic loan growth. As of September 30, 2022, our allowance for credit losses as a percentage of total loans was 1.29%.

As of September 30, 2022, there were $9.9 million in loan balances past due 30 or more days, including $7.5 million in loan balances for nonperforming (nonaccrual) loans, compared to $5.9 million and $2.8 million, respectively, as of December 31, 2021, and $5.5 million and $3.1 million, respectively, as of September 30, 2021.

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

The following table presents components of noninterest income for the nine months ended September 30, 2022 and 2021 and the period-over-period variations in the categories of noninterest income:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021	2022 vs. 2021
Noninterest income:
Service charges	$3,192	$2,687	$505
Gain on sale of loans	2,125	4,401	(2,276)
Fiduciary and custodial income	1,856	1,718	138
Bank-owned life insurance income	633	633	—
Merchant and debit card fees	5,410	5,048	362
Loan processing fee income	611	481	130
Warehouse lending fees	254	648	(394)
Mortgage fee income	308	479	(171)
Other noninterest income	3,974	2,443	1,531
Total noninterest income	$18,363	$18,538	$(175)

Total noninterest income decreased $175,000, or 0.9%, for the nine months ended September 30, 2022 compared to the same period in 2021. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our non-interest income. Service fee income was $3.2 million for the nine months ended September 30, 2022 compared to $2.7 million for the same period in 2021, an increase of $505,000, or 18.8%, resulting primarily from an increase in insufficient fund fee income of $505,000, or 23.8%, from $2.1 million for the nine months ended September 30, 2021 to $2.6 million for the same period of 2022.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 229 mortgage loans for $62.2 million during the nine months ended September 30, 2022 compared to 402 mortgage loans for $93.0 million for the quarter ended September 30, 2021. Gain on sale of loans was $2.1 million for the nine months ended September 30, 2022, a decrease of $2.3 million, or 51.7%, compared to $4.4 million for the nine months ended September 30, 2021. The gain in the current year was attributable to the sales of mortgage loans and SBA 7(a) loans of $1.7 million and $392,000, respectively, while the gain during the prior year consisted of $3.7 million in mortgage loan sales and $706,000 in SBA 7(a) loan sales.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $1.9 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $138,000, or 8.0%. The revenue increase resulted primarily from 43 new accounts that opened during the first nine months of 2022, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly-traded assets, which are

(Continued)

41.

primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $5.4 million for the nine months ended September 30, 2022, compared to $5.0 million for the same period in 2021, an increase of $362,000, or 7.2%. The increase was primarily due to growth in the number of DDAs and debit card usage volume during 2022. The total number of DDAs increased by 2,216 accounts, from 52,457 as of September 30, 2021 to 54,673 as of September 30, 2022.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $611,000 for the nine months ended September 30, 2022, compared to $481,000 for the same period in 2021, an increase of $130,000, or 27.0%. The increase in loan processing fee income is primarily attributable to an increase in the volume of newly originated, renewed or extended loans during the period.

Warehouse Lending Fees. A portion of our lending involves the origination of mortgage warehouse lines of credit.
The decrease in warehouse lending fees of $394,000, or 60.8%, results from a decrease in overall warehouse lending activity in 2022. The average balance of mortgage warehouse lines decreased from $71.2 million for the nine months ended September 30, 2021, to $23.7 million for the nine months ended September 30, 2022, a $47.5 million, or 66.7%, decrease.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $171,000, or 35.7%, from September 30, 2021 was primarily due to a lower volume of mortgage purchases and refinances during the period in 2022.

Other. This category includes a variety of other income producing activities, including loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $1.5 million, or 62.7%, for the nine months ended September 30, 2022, compared to the same period in 2021 resulting primarily from a net gain of $685,000 from the termination of three interest rate swaps during the first quarter of 2022 and a gain on sale of an airplane asset for $894,000 during the third quarter of 2022.

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

For the nine months ended September 30, 2022, noninterest expense totaled $59.0 million, an increase of $4.7 million, or 8.7%, compared to $54.3 million for the nine months ended September 30, 2021. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021	2022 vs. 2021
Employee compensation and benefits	$35,113	$31,145	$3,968
Non-staff expenses:
Occupancy expenses	8,359	8,258	101
Legal and professional fees	2,046	1,995	51
Software and technology	3,957	3,427	530
Amortization	563	932	(369)
Director and committee fees	637	619	18
Advertising and promotions	1,105	1,288	(183)
ATM and debit card expense	1,975	1,802	173
Telecommunication expense	557	611	(54)
FDIC insurance assessment fees	742	551	191
Other noninterest expense	3,956	3,674	282
Total noninterest expense	$59,010	$54,302	$4,708

(Continued)

42.

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $35.1 million for the nine months ended September 30, 2022, an increase of $4.0 million, or 12.7%, compared to $31.1 million for the same period in 2021. Employee compensation and benefits expense increased due to increased salaries, higher insurance expense accruals due to increased claims experience and increased bonus accruals due to higher net earnings.

Software and Technology. Software and technology expenses increased $530,000, or 15.5%, from $3.4 million for the nine months ended September 30, 2021 to $4.0 million for the nine months ended September 30, 2022. The increase is attributable primarily to new software investments to enhance automation and efficiencies, digital banking initiatives, cybersecurity monitoring and tools, and other technology capabilities.

Amortization. Amortization costs include amortization of software and core deposit intangibles. Amortization costs were $563,000 for the nine months ended September 30, 2022, a decrease of $369,000, or 39.6%, compared to $932,000 for the same period in 2021. The primary reason for the decrease in amortization was due to a decline in amortization expense on core deposit intangibles from $573,000 to $340,000, along with a reduction in software amortization from $358,000 to $223,000 during the nine months ended September 30, 2021 and 2022, respectively.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers' ATM and debit card usage. ATM and debit card expenses were $2.0 million for the nine months ended September 30, 2022, compared to $1.8 million for the same period in 2021, an increase of $173,000, or 9.6%, as a result of increased ATM and debit card usage by our customers.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $742,000 for the nine months ended September 30, 2022, compared to $551,000 for the same period in 2021. The increase of $191,000, or 34.7%, was primarily due to an increase in the insurance assessment rate resulting from changes in certain financial ratios used in the calculation and an overall increase in our assessment base, which is calculated as average total assets less average tangible equity.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $282,000, or 7.7%, from $3.7 million for the nine months ended September 30, 2021 to $4.0 million for the nine months ended September 30, 2022 due partially to a $487,000 write-down of an SBA receivable balance during the third quarter of 2022. Additionally, there was also a $102,000 increase in contributions expense and a $66,000 increase in travel and lodging expense compared to the same period in 2021. These increases were partially offset by a $434,000 decrease in expense related to the termination of FHLB swaps during the third quarter of 2021.

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

For the nine months ended September 30, 2022 and 2021, income tax expense totaled $7.1 million and $6.8 million, respectively. The increase in income tax expense was primarily due to a increase in net earnings before taxes of $2.0 million. Our effective tax rates for the nine months ended September 30, 2022 and 2021 were 17.91% and 18.22%, respectively.

(Continued)

43.

Discussion and Analysis of Results of Operations for the Three Months Ended September 30, 2022 and 2021

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended September 30, 2022 with the three months ended September 30, 2021. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Net earnings attributable to Guaranty Bancshares Inc. were $10.9 million for the three months ended September 30, 2022, as compared to $9.3 million for the three months ended September 30, 2021. Basic earnings attributable to Guaranty Bancshares, Inc. per share were $0.92 for the three months ended September 30, 2022 compared to $0.77 during the same period in 2021.

The following table presents key earnings data for the periods indicated:

	Quarter Ended September 30,
(dollars in thousands, except per share data)	2022	2021
Net earnings attributable to Guaranty Bancshares, Inc.	$10,903	$9,253
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	0.92	0.77
-diluted	0.91	0.76
Net interest margin(1)	3.56%	3.36%
Net interest rate spread(2)	3.22%	3.21%
Return on average assets	1.30%	1.24%
Return on average equity	14.87%	12.44%
Average equity to average total assets	8.71%	9.99%
Cash dividend payout ratio	23.91%	25.97%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

The following table illustrates net earnings attributable to Guaranty Bancshares, Inc. and net core earnings attributable to Guaranty Bancshares, Inc. results, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as performance ratios for the three months ended September 30, 2022 and 2021:

	Quarter Ended September 30,
(dollars in thousands, except per share data)	2022	2021
Net earnings attributable to Guaranty Bancshares, Inc.	$10,903	$9,253
Adjustments:
Reversal of provision for credit losses	600	(700)
Income tax provision	2,363	2,179
PPP interest income, including fees	(57)	(1,005)
Net core earnings attributable to Guaranty Bancshares, Inc.†	$13,809	$9,727

Total average assets	$3,337,348	$2,953,181
Adjustments:
PPP loans average balance	(1,159)	(107,931)
Total average assets, adjusted†	$3,336,189	$2,845,250
Total average equity	$290,806	$295,076

PERFORMANCE RATIOS
Net earnings attributable to Guaranty Bancshares, Inc. to average assets (annualized)	1.30%	1.24%
Net earnings attributable to Guaranty Bancshares, Inc. to average equity (annualized)	$14.87	$12.44
Net core earnings attributable to Guaranty Bancshares, Inc. to average assets, as adjusted (annualized)†	1.64	1.36
Net core earnings attributable to Guaranty Bancshares, Inc. to average equity (annualized)†	18.84	13.08

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	11,907,233	12,067,769
Earnings per common share, basic	$0.92	$0.77
Net core earnings attributable to Guaranty Bancshares, Inc. per common share, basic†	1.16	0.81

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in "—Non-GAAP Financial Measures".

(Continued)

44.

Net Interest Income

Net interest income, before the provision for credit losses, for the third quarter of 2022 and 2021 was $28.3 million and $23.6 million, respectively, an increase of $4.7 million, or 20.1%. The increase in net interest income resulted from an increase in interest income of $7.2 million, or 28.7%, which was partially offset by an increase in interest expense of $2.5 million, or 151.0%, quarter over quarter. Interest income on loans increased $4.9 million, or 21.5%, during the current quarter compared to the prior year quarter. In addition, interest income from investment securities and other interest income increased $2.4 million, or 90.9%, from the same quarter in the prior year. Interest expense increased primarily due to an increase in interest expense on FHLB advances and fed funds purchased of $1.1 million, or 1031.8%, and an increase in deposit-related interest expense $1.1 million, or 82.1%, primarily due to an increase in rates from 0.33% to 0.59% quarter over quarter.

Net interest margin, on a taxable equivalent basis, for the third quarter of 2022 and 2021 was 3.59% and 3.40%, respectively.

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

The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2022 and 2021, the amount of

(Continued)

45.

interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Quarter Ended September 30,
	2022			2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,191,411	$27,455	4.97%	$1,921,005	$22,605	4.67%
Securities available for sale	196,875	1,239	2.50	320,476	1,199	1.48
Securities held to maturity	707,601	3,416	1.92	116,527	1,054	3.59
Nonmarketable equity securities	21,382	172	3.19	10,040	268	10.59
Interest-bearing deposits in other banks	32,233	194	2.39	412,033	109	0.10
Total interest-earning assets	3,149,502	32,476	4.09	2,780,081	25,235	3.60
Allowance for credit losses	(28,777)			(31,133)
Noninterest-earning assets	216,623			204,233
Total assets	$3,337,348			$2,953,181
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,650,314	$2,455	0.59%	$1,599,012	$1,348	0.33%
Advances from FHLB and fed funds purchased	202,832	1,211	2.37	48,609	107	0.87
Line of credit	—	—	—	2,641	25	3.76
Subordinated debt	51,087	509	3.95	19,810	182	3.64
Securities sold under agreements to repurchase	6,844	4	0.23	12,171	3	0.10
Total interest-bearing liabilities	1,911,077	4,179	0.87	1,682,243	1,665	0.39
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,109,205			950,574
Accrued interest and other liabilities	26,260			25,288
Total noninterest-bearing liabilities	1,135,465			975,862
Equity	290,806			295,076
Total liabilities and equity	$3,337,348			$2,953,181
Net interest rate spread(2)			3.22%			3.21%
Net interest income		$28,297			$23,570
Net interest margin(3)			3.56%			3.36%
Net interest margin, fully taxable equivalent(4)			3.59%			3.40%

(1) Includes average outstanding balances of loans held for sale of $2.1 million and $3.7 million for the quarter ended September 30, 2022 and 2021, respectively.
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

(Continued)

46.

To illustrate core net interest margin and remove the extraordinary impacts resulting from the PPP program, the table below excludes PPP loans and their associated fees and costs for the three months ended September 30, 2022:

	Quarter Ended September 30, 2022
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$3,149,502	$32,476	4.09%

Total loans	2,191,411	27,455	4.97
Adjustments:
PPP loans average balance and net fees(1)	(1,159)	(57)	19.51
Total loans, net of PPP effects	$2,190,252	$27,398	4.96%

Total interest-earning assets, net of PPP effects†	$3,148,343	$32,419	4.09%

Net interest income, fully taxable equivalent ("FTE")		$28,512
Net interest margin, FTE			3.59%
Net interest income, net of PPP effects†		28,455
Net interest margin, FTE, net of PPP effects†			3.59%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in "—Non-GAAP Financial Measures"
(1) Interest earned consists of interest income of $4,000 and net origination fees recognized in earnings of $53,000 for the quarter ended September 30, 2022.

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

	For the Quarter Ended September 30, 2022 vs. 2021
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$9,471	$(4,621)	$4,850
Securities available for sale	(461)	501	40
Securities held to maturity	5,349	(2,987)	2,362
Nonmarketable equity securities	303	(399)	(96)
Interest-earning deposits in other banks	(96)	181	85
Total increase (decrease) in interest income	$14,566	$(7,325)	$7,241

Interest-bearing liabilities:
Interest-bearing deposits	$43	$1,064	$1,107
Advances from FHLB and fed funds purchased	338	766	1,104
Line of credit	(25)	—	(25)
Subordinated debt	287	40	327
Securities sold under agreements to repurchase	(1)	2	1
Total increase in interest expense	642	1,872	2,514
Increase (decrease) in net interest income	$13,924	$(9,197)	$4,727

Provision for Credit Losses

During the third quarter of 2022, we recorded a $600,000 provision for credit losses compared to a reverse provision of $700,000 for the three months ended September 30, 2021. The provision was recorded primarily due to continued organic loan growth during the quarter. During the first quarter of 2022, we fully unwound the COVID-specific qualitative factor that we implemented at the onset of the pandemic in early 2020 and adjusted our standard qualitative factors in the second quarter of 2022 to capture macro-economic conditions that we believed were more similar to the environment prior to the COVID-19 pandemic (i.e. near the end of a long up-cycle with a downturn expected) and consistent with our day-one CECL methodology. Minimal updates were made to our qualitative factors, including forecasted conditions, during the third quarter of 2022, however increases to certain qualitative factors are anticipated in future periods to estimate possible impacts of an

(Continued)

47.

economic recession on our loan portfolio. As of September 30, 2022, our allowance for credit losses as a percentage of total loans was 1.29%.

Noninterest Income

The following table presents components of noninterest income for the three months ended September 30, 2022 and 2021 and the period-over-period variations in the categories of noninterest income:

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021	2022 vs. 2021
Noninterest income:
Service charges	$1,146	$1,003	$143
Gain on sale of loans	338	1,759	(1,421)
Fiduciary and custodial income	576	599	(23)
Bank-owned life insurance income	215	215	—
Merchant and debit card fees	1,738	1,620	118
Loan processing fee income	192	164	28
Warehouse lending fees	59	196	(137)
Mortgage fee income	75	145	(70)
Other noninterest income	1,464	748	716
Total noninterest income	$5,803	$6,449	$(646)

Total noninterest income decreased $646,000, or 10.0%, for the three months ended September 30, 2022 compared to the same period in 2021. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. Service fee income was $1.1 million for the three months ended September 30, 2022 compared to $1.0 million for the same period in 2021, an increase of $143,000, or 14.3%. The increase was primarily due to an increase in the number of DDAs subject to service charges from the prior year and a reduction in the amount of insufficient fund charge refunds period over period.

Gain on Sale of Loans. We sold 50 mortgage loans for $14.6 million for the three months ended September 30, 2022 compared to 123 mortgage loans for $29.6 million for the three months ended September 30, 2021. Gain on sale of loans was $338,000 for the three months ended September 30, 2022, a decrease of $1.4 million, or 80.8%, compared to $1.8 million for the same period in 2021. The total gain on loans sold during the quarter ended September 30, 2022 consisted of $338,000 in mortgage loans and no SBA 7(a) loans sold, compared to $1.2 million and $541,000 for mortgage and SBA loans sold, respectively, during the quarter ended September 30, 2021.

Merchant and Debit Card Fees. We earn interchange income related to activity of our customers' merchant debit card usage. Debit card interchange income was $1.7 million for the quarter ended September 30, 2022, compared to $1.6 million for the same period in 2021, an increase of $118,000, or 7.3%. The increase was primarily due to growth in the number of DDAs and debit card usage volume during the current quarter as compared to the prior year quarter.

Warehouse Lending Fees. A portion of our lending involves the origination of mortgage warehouse lines of credit. Warehouse lending fees decreased from $196,000 to $59,000 for the quarters ended September 30, 2021 and 2022, respectively. The decrease in warehouse lending fees of $137,000, or 69.9%, resulted from a decrease in overall warehouse lending activity in the current quarter compared to the prior year quarter. The average quarterly balance of mortgage warehouse lines decreased from $57.5 million for the quarter ended September 30, 2021, to $15.6 million for the same quarter in 2022, a decrease of $42.0 million, or 73.0%.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. Mortgage fee income decreased from $145,000 to $75,000 for the quarters ended September 30, 2021 and 2022, respectively. The decrease of $70,000, or 48.3%, from September 30, 2021 was primarily due to a lower volume of mortgage purchases and refinances in the the third quarter of 2022.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $716,000, or 95.7%, compared to the same period in 2021. The increase in other noninterest income was due primarily to a gain on sale of an airplane asset for $894,000 during the third quarter of 2022.

(Continued)

48.

Noninterest Expense

For the three months ended September 30, 2022, noninterest expense totaled $20.2 million, an increase of $950,000, or 4.9%, compared to $19.3 million for the three months ended September 30, 2021. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021	2022 vs. 2021
Employee compensation and benefits	$11,851	$10,998	$853
Non-staff expenses:
Occupancy expenses	2,800	2,738	62
Legal and professional fees	503	644	(141)
Software and technology	1,409	1,258	151
Amortization	166	253	(87)
Director and committee fees	213	197	16
Advertising and promotions	378	495	(117)
ATM and debit card expense	723	646	77
Telecommunication expense	184	197	(13)
FDIC insurance assessment fees	272	214	58
Other noninterest expense	1,738	1,647	91
Total noninterest expense	$20,237	$19,287	$950

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $11.9 million for the three months ended September 30, 2022, an increase of $853,000, or 7.8%, compared to $11.0 million for the same period in 2021. The increase resulted from higher salary expense, higher insurance expense accruals due to increased claims experience and increased bonus accruals due to higher net earnings in the current year.

Software and Technology Fees. Software and technology fees consist of fees paid to third parties for support of software and technology products. Software support fee expense was $1.4 million for the three months ended September 30, 2022, compared to $1.3 million for the same period in 2021, an increase of $151,000, or 12.0%. The increase is due to additional technology investments and an increase in the cost of our core processing software resulting from a new asset tier threshold.

Amortization. Amortization costs include amortization of software and core deposit intangibles from prior acquisitions. Amortization costs were $166,000 for the three months ended September 30, 2022, a decrease of $87,000, or 34.4%, compared to $253,000 for the same period in 2021. The primary reason for the decrease in amortization was due to a decline in amortization expense on software from $106,000 to $53,000, and a decline in amortization of core deposit intangibles from $147,000 to $113,000 during the three months ended September 30, 2021 and 2022, respectively.

ATM and Debit Card Expense. ATM and debit card expenses were $723,000 for the three months ended September 30, 2022, an increase of $77,000, or 11.9%, compared to $646,000 for the same period in 2021 as a result of increased ATM and debit card usage by our customers.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $272,000 for the three months ended September 30, 2022, compared to $214,000 for the same period in 2021. The increase of $58,000, or 27.1%, was primarily due to an increase in the assessment rate resulting from changes in financial ratios used in the calculation as well a higher assessment base, which is calculated as average total assets, less average tangible equity.

Other. Other noninterest expense increased $91,000, or 5.5%, from $1.6 million for the three months ended September 30, 2021 to $1.7 million for the three months ended September 30, 2022. Other non-interest expense during the third quarter of 2022 included a write-down of $487,000 for an SBA receivable that was recorded during the work-out of two previous loan relationships that were acquired as part of the Westbound Bank acquisition in 2018. These loans were charged-off or partially paid off and are now recorded as a receivable for the 75% guaranteed amount of $3.0 million. During our review process to apply for reimbursement of these guaranteed amounts from the SBA, we self-identified $487,000 that was disbursed to the borrowers by Westbound but was not expressly authorized by the SBA during underwriting. Therefore, we recorded a write-down of $487,000 in the event the SBA determines not to honor the guaranteed amount for these loan funds.

(Continued)

49.

Income Tax Expense

For the three months ended September 30, 2022, income tax expense totaled $2.4 million, in contrast to the $2.2 million of income tax expense for the same period of 2021. The effective tax rates for the three months ended September 30, 2022 and 2021 were 17.82% and 19.06%, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended September 30, 2022 and 2021, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank-owned life insurance.

Discussion and Analysis of Financial Condition as of September 30, 2022

Assets

Our total assets increased $304.2 million, or 9.9%, from $3.09 billion as of December 31, 2021 to $3.39 billion as of September 30, 2022. Our asset growth was primarily due to an increase in gross loans of $358.0 million. Our cash and cash equivalents decreased by $375.4 million as we deployed excess cash during the year primarily into investment securities, which increased $304.9 million, and loan growth. The increase in loans was due to organic growth. Excluding PPP and mortgage warehouse loan balances, our loans have grown $440.8 million, or 24.3%, during the first nine months of the year.

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

Our loan portfolio is the largest category of our earning assets. As of September 30, 2022, total loans held for investment were $2.27 billion, an increase of $358.0 million, or 18.8%, from the December 31, 2021 balance of $1.91 billion. Excluding the outstanding balance of PPP loans, gross loans increased $408.1 million, or 22.0%, from December 31, 2021, the result of organic growth and period-end increases in all segments of real estate lending. In addition to these amounts, $2.7 million and $4.1 million in loans were classified as held for sale as of September 30, 2022 and December 31, 2021, respectively.

Total loans, excluding those held for sale, as a percentage of deposits, were 81.2% and 71.4% as of September 30, 2022 and December 31, 2021, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 66.8% and 61.8% as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2021 to September 30, 2022:

(in thousands)	As of September 30, 2022	As of December 31, 2021	Increase (Decrease)	Percent Change
Commercial and industrial(1)	$289,029	$324,289	$(35,260)	(10.87%)
Real estate:
Construction and development	391,564	307,797	83,767	27.22%
Commercial real estate	821,941	622,842	199,099	31.97%
Farmland	179,402	145,501	33,901	23.30%
1-4 family residential	467,983	410,673	57,310	13.96%
Multi-family residential	43,025	30,971	12,054	38.92%
Consumer and overdrafts	59,204	51,328	7,876	15.34%
Agricultural	13,917	14,639	(722)	(4.93%)
Total loans held for investment	$2,266,065	$1,908,040	$358,025	18.76%

Total loans held for sale	$2,749	$4,129	$(1,380)	(33.42%)

(1) Warehouse lending is presented as a component of commercial and industrial loans in this table and remaining tables.

(Continued)

50.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of September 30, 2022 are summarized in the following table:

	As of September 30, 2022
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$104,116	$115,059	$60,280	$9,574	$289,029
Real estate:
Construction and development	177,351	94,296	79,203	40,714	391,564
Commercial real estate	48,388	220,842	265,524	287,187	821,941
Farmland	12,421	79,325	45,914	41,742	179,402
1-4 family residential	30,272	39,423	176,458	221,830	467,983
Multi-family residential	91	19,999	17,003	5,932	43,025
Consumer	13,465	41,186	2,462	2,091	59,204
Agricultural	8,991	4,285	641	—	13,917
Total loans	$395,095	$614,415	$647,485	$609,070	$2,266,065
Amounts with fixed rates	$247,579	$481,406	$42,031	$39,187	$810,203
Amounts with adjustable rates	$147,516	$133,009	$605,454	$569,883	$1,455,862

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

Nonperforming assets as a percentage of total loans were 0.41% at September 30, 2022, compared to 0.15% at December 31, 2021. The Bank's non-performing assets consist primarily of non-accrual loans. Four loans were added to nonaccrual status in the second quarter of 2022 and are Small Business Administration (SBA) 7(a), partially guaranteed (75%) loans, acquired in the June 2018 acquisition of Westbound Bank, with combined book balances of $6.7 million as of September 30, 2022. These loans, collateralized by two hotels, were identified as problem assets prior to COVID-19 but obtained government stimulus and other relief which allowed the two related borrowers to remain current through early 2022. Management continues to work toward a satisfactory resolution for these four loans, however, in the event of foreclosure, a significant loss is not expected due to estimated current collateral values.

(Continued)

51.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans(1)	$9,330	$2,831
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	9,330	2,831
Other real estate owned:
Residential real estate	5	—
Total other real estate owned	5	—
Repossessed assets owned	—	14
Total other assets owned	5	14
Total nonperforming assets	$9,335	$2,845
TDR loans - nonaccrual(1)	$6,753	$103
TDR loans - accruing	1,895	9,466
Ratio of nonaccrual loans to total loans(2)	0.41%	0.15%
Ratio of nonperforming loans to total loans(2)	0.41%	0.15%
Ratio of nonperforming assets to total loans(2)	0.41%	0.15%
Ratio of nonperforming assets to total assets	0.28%	0.09%

(1) Restructured loans on nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.
(2) Excludes loans held for sale of $2.7 million and $4.1 million as of September 30, 2022 and December 31, 2021, respectively.

The following table presents nonaccrual loans by category as of:

(in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$71	$148
Real estate:
Commercial real estate	7,354	642
Farmland	117	298
1-4 family residential	1,534	1,535
Consumer and overdrafts	123	160
Agricultural	131	48
Total	$9,330	$2,831

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

(Continued)

52.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	September 30, 2022
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$286,333	$1,465	$1,160	$—	$—	$71	$289,029
Real estate:
Construction and development	389,703	1,861	—	—	—	—	391,564
Commercial real estate	800,219	6,886	7,482	—	—	7,354	821,941
Farmland	179,188	—	97	—	—	117	179,402
1-4 family residential	466,295	154	—	—	—	1,534	467,983
Multi-family residential	43,025	—	—	—	—	—	43,025
Consumer and overdrafts	59,055	26	—	—	—	123	59,204
Agricultural	13,734	4	48	—	—	131	13,917
Total	$2,237,552	$10,396	$8,787	$—	$—	$9,330	$2,266,065

	December 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$323,479	$102	$560	$—	$—	$148	$324,289
Real estate:
Construction and development	306,242	944	611	—	—	—	307,797
Commercial real estate	573,535	6,103	42,562	—	—	642	622,842
Farmland	145,105	26	72	—	—	298	145,501
1-4 family residential	409,120	18	—	—	—	1,535	410,673
Multi-family residential	30,971	—	—	—	—	—	30,971
Consumer and overdrafts	51,087	81	—	—	—	160	51,328
Agricultural	14,506	13	72	—	—	48	14,639
Total	$1,854,045	$7,287	$43,877	$—	$—	$2,831	$1,908,040

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of September 30, 2022, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the nine months ended September 30, 2022.

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

(Continued)

53.

As of September 30, 2022, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

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

As of September 30, 2022, the allowance for credit losses totaled $29.2 million, or 1.29%, of total loans, excluding those held for sale. As of December 31, 2021, the allowance for credit losses totaled $30.4 million, or 1.59%, of total loans, excluding those held for sale, and totaled 1.64%, excluding PPP loans and loans held for sale. The decrease in the ACL of $1.2 million, or 3.9%, is partially the result of fully unwinding the COVID-specific qualitative factor during the first quarter of 2022, which was offset by growth in the loan portfolio and by adjustments to standard qualitative factors in order to capture uncertainties related to high inflation, likely negative impacts of rising rates on the economy and geopolitical uncertainty that exists. We expect further upward adjustments to qualitative factors in the fourth quarter of 2022 and possibly into 2023 as economic forecasts and impacts of recession become more clear.

(Continued)

54.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For The Nine Months Ended September 30,		As of and For The Year Ended December 31,
(dollars in thousands)	2022	2021	2021
Average loans outstanding(1)	$2,066,529	$1,906,989	$1,911,540
Gross loans outstanding at end of period(2)	2,266,065	1,970,881	1,908,040
Allowance for credit losses at beginning of the period	30,433	33,619	33,619
Reversal of provision for credit losses	(650)	(1,700)	(1,700)
Charge offs:
Commercial and industrial	192	300	411
Real estate:
Commercial real estate	—	816	816
Consumer	313	113	151
Overdrafts	241	173	263
Total charge-offs	746	1,402	1,641
Recoveries:
Commercial and industrial	62	15	21
Real estate:
Construction and development	—	1	1
Commercial real estate	1	11	30
1-4 family residential	30	—	—
Consumer	40	32	35
Agriculture	—	—	8
Overdrafts	65	45	60
Total recoveries	198	104	155
Net charge-offs	548	1,298	1,486
Allowance for credit losses at end of period	$29,235	$30,621	$30,433
Ratio of allowance to end of period loans(2)	1.29%	1.55%	1.59%
Ratio of net charge-offs to average loans(1)	0.03%	0.07%	0.08%

Total nonaccrual loans	$9,330	$3,135	$2,831
Ratio of allowance to nonaccrual loans	313.3%	976.7%	1075.0%

(1) Includes average outstanding balances of loans held for sale of $2.6 million, $3.7 million and $3.4 million for the nine months ended September 30, 2022 and 2021, and for the year ended December 31, 2021, respectively.

(2) Excludes loans held for sale of $2.7 million, $1.9 million and $4.1 million for the nine months ended September 30, 2022 and 2021, and for the year ended December 31, 2021, respectively.

The ratio of allowance for credit losses to nonperforming loans decreased from 1075.0% at December 31, 2021 to 313.3% at September 30, 2022. Nonperforming loans increased to $9.3 million at September 30, 2022, compared to $2.8 million at December 31, 2021.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Nine Months Ended September 30,
	2022	2021
Commercial and industrial	0.04%	0.07%
Real estate:
Commercial real estate	—	0.13%
1-4 family residential	(0.01%)	—
Consumer	0.50%	0.16%
Overdrafts	40.18%	31.68%
Net charge-offs to total loans	0.03%	0.07%

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

	As of September 30, 2022		As of December 31, 2021
(in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$3,817	13.06%	$3,600	11.83%
Real estate:
Construction and development	4,610	15.77%	4,221	13.87%
Commercial real estate	11,645	39.83%	13,765	45.23%
Farmland	1,839	6.29%	1,698	5.58%
1-4 family residential	6,006	20.54%	5,818	19.12%
Multi-family residential	446	1.53%	396	1.30%
Total real estate	24,546	83.96%	25,898	85.10%
Consumer and overdrafts	722	2.47%	766	2.51%
Agricultural	150	0.51%	169	0.56%
Total allowance for credit losses	$29,235	100.00%	$30,433	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2022, the carrying amount of our investment securities totaled $831.3 million, an increase of $304.9 million, or 57.9%, compared to $526.5 million as of December 31, 2021. Investment securities represented 24.5% and 17.1% of total assets as of September 30, 2022 and December 31, 2021, respectively.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in equity. As of September 30, 2022, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore, the Company carried no ACL with respect to our securities portfolio at September 30, 2022.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer are retained in other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $5.5 million at September 30, 2022, compared to a net unamortized, unrealized gain of $8.9 million at December 31, 2021. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities. During the second quarter of 2022, we transferred $106.2 million of securities from available for sale to held to maturity, which included an unrealized loss on the date of transfer of $13.2 million.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,103	$—	$1,277	$7,826
Treasury securities	253,733	—	3,409	250,324
Corporate bonds	35,003	—	1,893	33,110
Municipal securities	201,588	119	10,265	191,442
Mortgage-backed securities	285,808	5	32,649	253,164
Collateralized mortgage obligations	66,641	6	8,725	57,922
Total	$851,876	$130	$58,218	$793,788

(Continued)

56.

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$10,013	$—	$42	$9,971
Corporate bonds	35,080	940	85	35,935
Municipal securities	181,310	8,364	118	189,556
Mortgage-backed securities	224,563	1,477	1,816	224,224
Collateralized mortgage obligations	74,925	971	904	74,992
Total	$525,891	$11,752	$2,965	$534,678

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of September 30, 2022 and December 31, 2021, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

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

	As of September 30, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,103	1.35%	$—	—	$9,103	1.35%
Treasury securities	184,919	0.95%	68,814	2.51%	—	—	—	—	253,733	1.37%
Corporate bonds	4,967	2.90%	9,743	3.41%	18,400	4.00%	—	—	33,110	3.67%
Municipal securities	23,453	3.64%	38,823	3.39%	64,383	3.11%	74,859	3.23%	201,518	3.27%
Mortgage-backed securities	3,097	2.46%	84,671	1.76%	176,113	2.51%	5,026	1.96%	268,907	2.25%
Collateralized mortgage obligations	542	3.02%	43,621	2.22%	20,796	1.63%	—	—	64,959	2.01%
Total	$216,978	1.31%	$245,672	2.35%	$288,795	2.62%	$79,885	3.07%	$831,330	2.25%

	As of December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,971	1.35%	$—	—	$9,971	1.35%
Corporate bonds	—	—	15,223	3.21%	20,712	4.01%	—	—	35,935	3.68%
Municipal securities	13,471	3.43%	57,858	3.31%	44,342	2.92%	65,639	3.19%	181,310	3.18%
Mortgage-backed securities	70	3.33%	129,327	1.38%	78,468	1.73%	16,396	2.08%	224,261	1.55%
Collateralized mortgage obligations	1,491	3.22%	65,897	1.99%	7,604	1.18%	—	—	74,992	1.93%
Total	$15,032	3.41%	$268,305	2.04%	$161,097	2.29%	$82,035	2.95%	$526,469	2.29%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and,

(Continued)

57.

consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.36 years with an estimated effective duration of 3.46 years as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of equity.

The average yield of our securities portfolio was 2.25% as of September 30, 2022, down from 2.29% as of December 31, 2021. The decline in average yield resulted primarily from the purchase during the first quarter of 2022 of short term treasury securities that had a book value of $253.7 million as of September 30, 2022, and earn an average yield of 1.37%. Average yields in all other categories of securities have stayed the same or have increased as we've reinvested in new securities at higher rates. As of September 30, 2022, treasury securities comprised 30.5% of the portfolio. No treasury securities were held as of December 31, 2021.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2022 were $2.79 billion, an increase of $119.7 million, or 4.5%, compared to $2.67 billion as of December 31, 2021. The deposit balance increase was due to organic growth.

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$383,149	$355,171	$27,978	7.88%
Savings accounts	140,461	119,818	20,643	17.23%
Money market accounts	832,662	773,553	59,109	7.64%
Certificates and other time deposits	328,453	352,833	(24,380)	(6.91%)
Total interest-bearing deposits	1,684,725	1,601,375	83,350	5.20%
Noninterest-bearing demand accounts	1,075,941	916,562	159,379	17.39%
Total deposits	$2,760,666	$2,517,937	$242,729	9.64%

The aggregate amount of certificates and other time deposits in denominations greater than $250,000 as of September 30, 2022 and December 31, 2021 was $123.8 million and $228.1 million, respectively.

The scheduled maturities of uninsured certificates and other time deposits greater than $250,000 were as follows:

(dollars in thousands)	As of September 30, 2022
Under 3 months	$26,860
3 to 6 months	17,459
6 to 12 months	53,211
Over 12 months	8,650
Total	$106,180

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2022 and December 31, 2021, total borrowing capacity of $684.4 million and $638.7 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within one year. As of September 30, 2022, approximately $1.77 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.

(Continued)

58.

The following table presents our FHLB borrowings by maturity and weighted average rate as of September 30, 2022:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$185,000	2.68%
90 days to less than one year	40,000	3.91%
Total	$225,000	1.70%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2022 and December 31, 2021, $216.7 million and $182.9 million, respectively, were available under this arrangement. As of September 30, 2022 and December 31, 2021, approximately $275.6 million and $236.4 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of September 30, 2022 and December 31, 2021, no borrowings were outstanding under this arrangement.

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

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. $500,000 matured in November of 2020 and $9.5 million remains outstanding as of September

(Continued)

59.

30, 2022. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2022. The line of credit bears interest at the prime rate (6.25% as of September 30, 2022) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2023. As of September 30, 2022, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2022 and the year ended December 31, 2021, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2022 and December 31, 2021, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $60.0 million in federal funds. There were no funds under these lines of credit outstanding as of September 30, 2022 and December 31, 2021. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.23 billion for the nine months ended September 30, 2022 and $2.92 billion for the year ended December 31, 2021.

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Sources of Funds:
Deposits:
Noninterest-bearing	33.29%	31.36%
Interest-bearing	52.13%	54.79%
Advances from FHLB	2.98%	1.68%
Line of credit	0.00%	0.21%
Subordinated debt	1.42%	0.68%
Securities sold under agreements to repurchase	0.28%	0.51%
Accrued interest and other liabilities	0.79%	0.85%
Equity	9.11%	9.92%
Total	100.00%	100.00%

Uses of Funds:
Loans	63.04%	64.31%
Securities available for sale	9.79%	12.19%
Securities held to maturity	15.44%	2.54%
Nonmarketable equity securities	0.52%	0.34%
Federal funds sold	3.97%	12.75%
Interest-bearing deposits in other banks	0.54%	0.91%
Other noninterest-earning assets	6.70%	6.96%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	38.97%	36.40%
Average loans to average deposits	74.86%	75.92%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $159.5 million, or 8.4%, for the nine months ended September 30, 2022 compared to the same period in 2021, while our average deposits increased $274.2 million, or 11.0%, for the same time period. We predominantly invest excess

(Continued)

60.

deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of September 30, 2022, we had $529.4 million in outstanding commitments to extend credit and $8.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had $405.3 million in outstanding commitments to extend credit and $8.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2022 and December 31, 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2022, we had cash and cash equivalents of $124.2 million, compared to $499.6 million as of December 31, 2021. The decrease was primarily due to a decrease in federal funds sold of $360.1 million, which was primarily used to purchase additional investment securities and fund loan growth during the period.

Capital Resources

Total equity decreased to $288.7 million as of September 30, 2022, compared to $302.2 million as of December 31, 2021, a decrease of $13.6 million, or 4.5%. The decrease from December 31, 2021 was due to repurchase of treasury stock for $8.8 million, payment of dividends of $7.9 million and a decrease in other comprehensive income during the year of $31.3 million, resulting from fluctuations in the fair market value of securities. These decreases were partially offset by net earnings attributable to Guaranty Bancshares, Inc. of $32.4 million for the nine months ended September 30, 2022.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of September 30, 2022 and December 31, 2021, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk weighted assets)	$350,305	14.60%	$297,370	14.51%
Tier 1 capital (to risk weighted assets)	286,668	11.95%	271,696	13.25%
Tier 1 capital (to average assets)	286,668	8.63%	271,696	9.18%
Common equity tier 1 risk-based capital	279,451	11.65%	261,386	12.75%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$350,271	14.60%	$311,335	15.19%
Tier 1 capital (to risk weighted assets)	321,036	13.38%	285,661	13.94%
Tier 1 capital (to average assets)	321,036	9.68%	285,661	9.66%
Common equity tier 1 risk-based capital	321,036	13.38%	285,661	13.94%

(Continued)

61.

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of September 30, 2022 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of September 30, 2022
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$292,275	$37,197	$10,731	$—	$340,203
Advances from FHLB	225,000	—	—	—	225,000
Subordinated debt	3,500	6,000	—	41,619	51,119
Operating leases	1,940	3,872	3,221	4,942	13,975
Total	$522,715	$47,069	$13,952	$46,561	$630,297

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of September 30, 2022 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of September 30, 2022
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$5,016	$1,835	$371	$914	$8,136
Commitments to extend credit	240,452	112,189	18,585	158,147	529,373
Total	$245,468	$114,024	$18,956	$159,061	$537,509

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of September 30, 2022, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of September 30, 2022.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future

(Continued)

62.

funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of September 30, 2022.

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

Annualized inflation in the U.S. remained high at 8.2% in September 2022, primarily as a result of lingering effects from the COVID-19 pandemic and related governmental policies and exacerbated by the war in Ukraine. However, unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature, which means that interest rates have a more significant impact on our performance than the effects of general levels of inflation.

To combat record levels of inflation, the Federal Reserve approved its first interest rate increase in more than three years in March 2022, and has since raised interest rates by 300 basis points through October 31, 2022. Members of the Federal Open Markets Committee have signaled expectations for further rate increases that could result in an approximately 125 basis point increase in the federal funds rate during the remainder of 2022, with potential additional increases in 2023. If the Federal Reserve does ultimately increase interest rates, we expect those increases to have a net positive impact on our net income, despite likely absolute increases in our operating expenses due to inflation.

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

On a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a twelve-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation

(Continued)

63.

involves analysis of interest income and expense under various changes in the shape of the yield curve. Our internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 10.0% for a 100 basis point shift, 15.0% for a 200 basis point shift and 25.0% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	September 30, 2022		December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	0.95%	(13.68%)	13.70%	1.57%
+200	0.51%	(7.90%)	8.38%	2.75%
+100	(0.01%)	(3.64%)	2.66%	1.27%
Base	—	—	—	—
-100	0.40%	0.91%	(5.11%)	(1.92%)
-200	1.65%	(5.06%)	(14.47%)	(0.36%)

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

(Continued)

64.

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

The following table reconciles, as of the dates set forth below, total equity attributable to Guaranty Bancshares, Inc. to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30,		As of December 31,
(dollars in thousands, except per share data)	2022	2021	2021
Tangible common equity
Equity attributable to Guaranty Bancshares, Inc.	$288,084	$297,408	$302,214
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(1,973)	(2,426)	(2,313)
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$253,951	$262,822	$267,741
Common shares outstanding(1)	11,915,372	12,081,477	12,122,717
Book value per common share	$24.18	$24.62	$24.93
Tangible book value per common share	21.31	21.75	22.09

(1) Excludes the dilutive effect, if any, of 125,344, 155,058 and 146,576 shares of common stock issuable upon exercise of outstanding stock options as of September 30, 2022 and 2021, and December 31, 2021, respectively.

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

The following table reconciles, as of the dates set forth below, total tangible common equity and total assets to tangible assets:

(dollars in thousands)	As of September 30, 2022	As of December 31, 2021
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$253,951	$267,741
Tangible assets
Total assets	3,390,266	3,086,070
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible, net	(1,973)	(2,313)
Total tangible assets	$3,356,133	$3,051,597

Total equity to total assets	8.50%	9.79%
Tangible common equity to tangible assets	7.57%	8.77%

(Continued)

65.

The following tables reconcile, as of and for the dates set forth below, net earnings, a GAAP measure, and net core earnings, a non-GAAP measure that excludes provisions for credit losses and income tax and net PPP income.

Net Core Earnings and Net Core Earnings per Common Share

	Nine Months Ended September 30,		Three Months Ended September 30,		Three Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021	2022
Net earnings attributable to Guaranty Bancshares, Inc.	$32,425	$30,647	$10,903	$9,253	$10,784
Adjustments:
Reversal of provision for credit losses	(650)	(1,700)	600	(700)	—
Income tax provision	7,070	6,827	2,363	2,179	2,472
PPP loans, including fees	(1,276)	(6,864)	(57)	(1,005)	(436)
Net core earnings attributable to Guaranty Bancshares, Inc.	$37,569	$28,910	$13,809	$9,727	$12,820

Weighted-average common shares outstanding, basic	11,994,105	12,054,426	11,907,233	12,067,769	11,968,227
Earnings per common share, basic	$2.70	$2.54	$0.92	$0.77	$0.90
Net core earnings attributable to Guaranty Bancshares, Inc. per common share, basic	3.13	2.40	1.16	0.81	1.07

Net Core Earnings to Average Assets, as Adjusted, and Average Equity

	Nine Months Ended September 30,		Three Months Ended September 30,		Three Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021	2022
Net core earnings attributable to Guaranty Bancshares, Inc.	$37,569	$28,910	$13,809	$9,727	$12,820
Total average assets	3,231,679	2,889,882	3,337,348	2,953,181	3,209,440
Adjustments:
PPP loans average balance	(15,581)	(133,309)	(1,159)	(107,931)	(8,885)
Total average assets, adjusted	$3,216,098	$2,756,573	$3,336,189	$2,845,250	$3,200,555
Net core earnings attributable to Guaranty Bancshares, Inc. to average assets, as adjusted	1.56	1.40	1.64	1.36	1.61
Total average equity	$294,395	$286,228	$290,806	$295,076	$291,312
Net core earnings attributable to Guaranty Bancshares, Inc. to average equity	17.06	13.50	18.84	13.08	17.65

Total Interest-Earning Assets, net of PPP Effects

	Quarter Ended September 30, 2022			Quarter Ended September 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$3,149,502	$32,476	4.09%	$2,780,081	$25,235	3.60%

Total loans	2,191,411	27,455	4.97	1,921,005	22,605	4.67
Adjustments:
PPP loan average balance and net fees(1)	(1,159)	(57)	19.51	(107,931)	(1,005)	3.69
Total loans, net of PPP effects	2,190,252	27,398	4.96	1,813,074	21,600	4.73

Total interest-earning assets, net of PPP effects	$3,148,343	$32,419	4.09%	$2,672,150	$24,230	3.60%

(1) Interest earned consists of interest income of $4,000 and $270,000, and net origination fees recognized in earnings of $53,000 and $735,000 for the quarter ended September 30, 2022 and 2021, respectively.

(Continued)

66.

Net Interest Income and Net Interest Margin, Net of PPP Effects

(dollars in thousands)	Quarter Ended September 30, 2022	Quarter Ended June 30, 2022	Quarter Ended September 30, 2021
Net interest income	$28,297	$26,851	$23,570
Adjustments:
PPP-related interest income	(4)	(21)	(270)
PPP-related net origination fees	(53)	(415)	(735)
Net interest income, net of PPP effects	$28,240	$26,415	$22,565

Total average interest-earning assets	$3,149,502	$3,020,390	$2,780,081
Total average interest-earning assets, net of PPP effects	3,148,343	3,011,505	2,672,150

Net interest margin(1)	3.56%	3.57%	3.36%
Net interest margin, net of PPP effects(2)	3.56	3.52	3.35

Net interest income	$28,297	$26,851	$23,570
Interest income tax adjustments	215	301	278
Net interest income, fully taxable equivalent ("FTE")	$28,512	$27,152	$23,848
Net interest income, FTE, net of PPP effects	28,455	26,716	22,843

Net interest margin, FTE(3)	3.59%	3.61%	3.40%
Net interest margin, FTE, net of PPP effects(4)	3.59	3.56	3.39

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

Efficiency Ratio, Net of PPP Effects

(dollars in thousands)	Quarter Ended September 30, 2022	Quarter Ended June 30, 2022	Quarter Ended September 30, 2021
Total noninterest expense	$20,237	$19,694	$19,287
Adjustments:
PPP-related deferred costs	—	—	—
Total noninterest expense, net of PPP effects	$20,237	$19,694	$19,287

Net interest income	28,297	26,851	23,570
Adjustments:
PPP-related interest income	(4)	(21)	(270)
PPP-related net origination fees	(53)	(415)	(735)
Net interest income, net of PPP effects	28,240	26,415	22,565

Total noninterest income	$5,803	$6,081	$6,449

Efficiency ratio(1)	59.35%	59.80%	64.25%
Efficiency ratio, net of PPP effects(2)	59.45	60.60	66.47

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

(Continued)

67.

ACL to Total Loans, Excluding PPP

(dollars in thousands)	As of September 30, 2022	As of June 30, 2022	As of September 30, 2021
Total loans	$2,266,065	$2,138,376	$1,970,881
Adjustments:
PPP loans	(576)	(2,605)	(75,304)
Total loans, excluding PPP	$2,265,489	$2,135,771	$1,895,577

Allowance for credit losses	$29,235	$28,997	$30,621

Allowance for credit losses / period-end loans	1.29%	1.36%	1.55%
Allowance for credit losses / period-end loans. excluding PPP	1.29	1.36	1.62

Loan Yield, Net of PPP Effects

	Quarter Ended September 30, 2022			Quarter Ended June 30, 2022
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$2,191,411	$27,455	4.97%	$2,068,379	$24,587	4.77%
Adjustments:
PPP loans average balance and net fees	(1,159)	(57)	19.51	(8,885)	(436)	19.68
Total loans, net of PPP effects	$2,190,252	$27,398	4.96%	$2,059,494	$24,151	4.70%
Effect of removing PPP loans on loan yield			(0.01%)			(0.07%)

	Quarter Ended September 30, 2022			Quarter Ended September 30, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$2,191,411	$27,455	4.97%	$1,921,005	$22,605	4.67%
Adjustments:
PPP loans average balance and net fees	(1,159)	(57)	19.51	(107,931)	(1,005)	3.69
Total loans, net of PPP effects	$2,190,252	$27,398	4.96%	$1,813,074	$21,600	4.73%
Effect of removing PPP loans on loan yield			(0.01%)			0.06%
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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(Continued)

70.

The table below contains information regarding all shares repurchased by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July, 2022	8,135	$35.80	8,135	816,684
August, 2022	11,072	35.72	11,072	805,612
September, 2022	—	—	—	805,612
Total	19,207	$35.76	19,207

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

GUARANTY BANCSHARES, INC.
(Registrant)

Date: November 4, 2022	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: November 4, 2022	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

72.