Form 10-K
period 2022-12-31
GUARANTY BANCSHARES INC /TX/
filed 2023-03-10
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-38087

GUARANTY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1656431
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

16475 Dallas Parkway, Suite 600
Addison, Texas	75001
(Address of principal executive offices)	(Zip code)

(888) 572 - 9881

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Securities	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	GNTY	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2022, the last day of the Registrant's most recently completed second fiscal quarter, was approximately $306.2 million.

At March 1, 2023, the Company had 11,943,872 outstanding shares of common stock, par value $1.00 per share.

Documents Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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

We are a bank holding company, with corporate headquarters in Addison, Texas and operational headquarters in Mount Pleasant, Texas. Through our wholly owned subsidiary, Guaranty Bank & Trust, a national banking association, we provide a wide range of relationship-driven commercial and consumer banking, as well as trust and wealth management products and services that are tailored to meet the needs of small- and medium-sized businesses, professionals and individuals. As of December 31, 2022, the Bank operates 32 full service banking locations in East Texas, Dallas/Fort Worth, Houston and Central Texas regions of the state. As of December 31, 2022, we had total assets of $3.35 billion, total net loans of $2.34 billion, total deposits of $2.68 billion and total shareholders’ equity of $295.6 million.

We completed an initial public offering of our common stock in May 2017. Our common stock was traded on the Nasdaq Global Select Market through March 6, 2023, and commenced trading on the New York Stock Exchange on March 7, 2023, where it continues to trade under the symbol "GNTY."

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

Since our initial expansion outside of East Texas in 2013, we have grown our network of banking locations from 18 banking locations in 11 Texas communities to 32 banking locations in 26 Texas communities as of December 31, 2022.

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

We believe a great bank requires the right amount of two forms of capital: financial and human. We understand that our ability to successfully deploy our financial capital is directly related to our ability to bring the right talents together to lead our teams. This focus on human capital has rewarded us with a cohesive group of directors, officers and employees that we believe is our greatest asset. We have invested in a robust management development program designed to develop comprehensive bankers who understand all aspects of our operations and embrace our core values. The training program generally lasts 18-24 months and includes rotations through each primary department of the Bank. Successful graduates of our training program are typically promoted to a leadership or managerial position upon completion. We currently have graduates in management, lending and operational roles. Several of the Bank’s market presidents and managers are graduates of our training program.

We continue to expand and grow the offerings provided via Guaranty University, an online professional and continuing education resource for our employees. In addition, certain up and coming leaders participate in our Leadership Development Program (LDP). The LDP program caters to our Senior Vice Presidents (VPs), VPs and Assistant VPs, including department heads, market leaders and lenders and other high potential employees and has proven to be a valuable source of growth and improvement to our leadership participants. For employees at various levels who exhibit leadership aptitude, they frequently participate in online courses, in-person leadership classes and team building activities that allow them to learn about and improve upon various leadership traits and skills.

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

Growth and Expansion Strategies

Our strategic plan is to be a leading Texas bank holding company with a commitment to operate as a community bank as we continue to execute our expansion strategy. Our expansion strategy is to generate shareholder value through the following:

•
Maintain Focus on Organic Growth. Given the recent uncertainty resulting from the COVID pandemic, economic factors and geopolitical issues, focusing on organic growth, with greater emphasis on high-quality credits, is a strategy that allows us to generate stable funding sources without the non-amortizing goodwill assets and core deposit intangibles that strategic acquisitions might add to our balance sheet. We believe that a strong core deposit base is extremely valuable and desirable in allowing our bank to grow despite continued interest rate competition from bank and non-bank sources, and serves us well when alternative funding sources become more expensive. As such, we also believe that our significant core deposit franchise in East Texas provides a stable funding source for meaningful loan growth in our existing markets. In addition, we strive to build comprehensive banking relationships with new borrowers through deposit and treasury management products and services.
•
Pursue Strategic Acquisitions. We intend to continue to grow through strategic acquisitions within our current markets and in other complementary markets, however the culture, economics and location of potential new acquisitions is critical in our decision making. Recent market valuations of bank stocks industry-wide have generally caused the economic aspect of acquisitions to be less desirable for our shareholders. However, we seek acquisitions that provide meaningful financial benefits through long-term organic growth opportunities and expense reductions, while maintaining our current risk profile. We believe that many smaller financial institutions will consider us an ideal long-term partner due to our community banking philosophy, commitment to employee stock ownership and our culture of teamwork.
•
Establish De Novo Banking Locations. We intend to open de novo banking locations in our existing and other attractive markets in Texas to further diversify our banking location network. In 2021, we opened a second de novo banking location in the Austin suburb of Georgetown, Texas and opened a third de novo location in the Lakeway area of Austin in January 2022.
•
Increase Earnings Streams. We seek to maintain asset quality in a manner that allows us to maintain our current earnings streams, while also providing additional services such as robust treasury management, trust and wealth management and Small Business Association guaranteed loans to our customers in order to augment and diversify our revenue sources. For the year ended December 31, 2022, noninterest income represented $23.5 million, or 18.2%, of our total revenue of $129.2 million (defined as net interest income after the provision for credit losses plus noninterest income).

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

We believe the following competitive strengths support our growth and expansion strategy:

•
Experienced Executive Management Team. The Bank has a seasoned and experienced executive management team with nearly 346 years of experience in financial services businesses. Our executive management team has successfully managed profitable organic growth, executed acquisitions, developed a strong credit culture and implemented a relationship-based approach to commercial and consumer banking. In addition, our executive management team has extensive knowledge of the bank regulatory landscape, significant experience navigating interest rate and credit cycles, including high inflation and recessionary periods, and has a long history of working together.
•
Employee Ownership Mentality. As of December 31, 2022, our Company-only directors, our executive officers and our employee stock ownership plan, or KSOP, as a group, beneficially owned approximately 25.2% of our outstanding shares of common stock. Our KSOP owned 9.1% of our outstanding shares. Many of our employees’ interests in the KSOP represent material portions of their net worth, particularly our long-tenured employees. We believe that the KSOP’s material ownership position promotes an owner-operator mentality among our employees, from senior officers to entry-level employees, which we believe enhances our employees’ dedication to our organization and the execution of our strategy.
•
Proven Successful Execution of Growth Strategies. We have developed a strategic growth plan that allows the Company to quickly identify and efficiently execute corporate transactions that we believe enhance our geographic footprint and enterprise value. During the prior 10 years, we have successfully integrated ten acquired locations into our Company through what we believe is an effective combination of comprehensive integration planning, extensive management experience with expansion, and a welcoming and flexible culture of employee ownership. In that same time period, we also established eleven de novo locations outside of our historical East Texas market, achieving our objectives for organic growth within our anticipated time periods and successfully integrating new local management teams and employees into our Company. Accordingly, we have a proven track record of executing value-added acquisitions and achieving consistent, meaningful organic growth.
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
•
Disciplined Credit Culture and Robust Risk Management Systems. We seek to prudently mitigate and manage our risks through a disciplined, enterprise-wide approach to risk management, particularly credit, compliance, operational and interest rate risk. All of the Bank’s executive officers serve on key operational and risk management committees. We endeavor to maintain asset quality through an emphasis on local market knowledge, long-term customer relationships, consistent and thorough underwriting for all loans and a conservative credit culture.
•
Brand Strength and Reputation. We believe our brand recognition, including the Guaranty name and our iconic “G” logo, which is prominently displayed in all of our advertising and marketing materials and has been trademarked to preserve its integrity, is an important element of our business model and a key driver of our future growth. We believe our reputation for providing personal and dependable service and active community involvement is well established in our traditional East Texas market, and we are continuously striving to replicate that brand awareness and reputation in our newer markets of the Dallas/Fort Worth metroplex, Greater Houston and Central Texas through a high level of community involvement, deliberate and effective digital marketing and the targeted hiring of employees with strong relationships and reputations within these markets. In addition, in 2022, we appointed a Community Development Officer who works closely with bank leadership, employees and community members to develop plans to improve quality of life across the Texas communities that we serve.
•
Stable Core Deposit Base. We believe our traditional East Texas market provides a historically stable source of core deposits that serves as a good source of funding when there is volatility in interest rates and an increasing desire for core deposits make them more difficult and more expensive to attract, especially in competitive markets. However, a significant emphasis is impressed upon our banker's in all of markets to develop core deposits because we believe that our stable core deposit base enhances our ability to pursue loans in large, high growth markets and to fund other revenue sources such as our mortgage and warehouse lending division.

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

Investments

We manage our investment portfolio primarily for liquidity purposes, with a secondary focus on returns. We separate our portfolio into two categories: (1) short-term investments with maturities less than one year, including federal funds sold; and (2) investments with maturities exceeding one year (the effective duration is approximately 3.99 years as of December 31, 2022), all of which are classified as available for sale and can be used for pledging on public deposits, selling under repurchase agreements and meeting unforeseen liquidity needs. We regularly evaluate the composition of this category as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.

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

Human Capital Resources

As of December 31, 2022, we employed 494 full-time equivalent persons. We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relations with our employees to be good. For additional information regarding our human capital resources, please see the Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 17, 2023, a copy of which will be filed with the SEC.

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

The EGRRCPA directed the federal banking agencies to develop a new, optional capital ratio for use by eligible community banks. Effective January 1, 2020, certain banks and their holding companies that satisfy the definition of a qualifying community banking organization, or QCBO, have the option to elect out of complying with the Basel III Capital Rules and to instead comply with the community bank leverage ratio, or CBLR, of 9%. QCBOs whose leverage ratios fall between 8% and 9% have a two-quarter grace period to comply with the 9% requirement.

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

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices, result in breaches of fiduciary duty or which constitute violations of laws or regulations, and can assess civil money penalties or impose enforcement action for such activities. The penalties can be in excess of $2,200,000 for each day the activity continues.

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

Restrictions on Distribution of Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be our principal source of operating funds. Earnings and capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. In general terms, federal law provides that the Bank’s board of directors may, from time to time and as it deems expedient, declare a dividend out of its net profits. Generally, the total of all dividends declared in a year shall not, unless approved by the OCC, exceed the net profits of that year combined with its net profits of the past two years. At December 31, 2022, the Bank had $67.8 million available for payment of dividends.

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

Anti-Money Laundering and OFAC. Under federal law, including the Bank Secrecy Act, or BSA, the USA PATRIOT Act of 2001 and the Anti-Money Laundering Act of 2020, certain financial institutions, such as the Bank, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated BSA officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification especially in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. The Financial Crimes Enforcement Network, or FinCEN, has issued rules that clarify and strengthen the due diligence requirements for banks with regard to their customers.

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

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities or public health outbreaks and uncertainty over the stability of foreign currency, could affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by interest rates that have increased at a historically rapid rate, from historically low levels, which impacts our ability to retain deposits. We are unable to predict changes in market interest rates. In addition, financial institutions in Texas can be affected by volatility with the oil and gas industry and significant decreases in energy prices. Although we do not have material direct exposure to the oil and gas industry, we retain some indirect exposure, as some of our customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices.

Business and consumer customers of the Bank may experience varying degrees of financial distress resulting from economic conditions and Federal Reserve monetary policies, which may adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn can influence the recognition of credit losses in our loan portfolios and may increase our allowance for credit losses.

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

We focus our business development and marketing strategy primarily on small- to medium-sized businesses. As of December 31, 2022, we had approximately $1.75 billion of loans to businesses, which represents approximately 73.6% of our total loan portfolio. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.

Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2022, approximately $1.45 billion, or 60.1%, of our total loans were nonresidential real estate loans (including owner occupied commercial real estate loans), which included approximately $377.1 million, or 15.9%, of our total loans, that were construction and land development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for credit losses, which would reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, approximately $2.00 billion, or 84.3%, of our total loans were loans with real estate as a primary or secondary component of collateral. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which would adversely affect our business, financial condition and results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain estimated losses. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate estimate losses. This could have an adverse effect on our business, financial condition or results of operations. As of December 31, 2022, we held $8,000 of repossessed property and equipment, and $38,000 of OREO.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2022, we held $38,000 of assets in OREO. In the prior year we held no assets in OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, approximately $301.0 million, or 12.7%, of our total loans were commercial loans to businesses, excluding PPP. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2022, our allowance for credit losses in our loan portfolio totaled $32.0 million, which represents approximately 1.34% of our total loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, we may need additional provisions for credit losses to restore the adequacy of our allowance for credit losses. Finally, the measure of our allowance for credit losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which became applicable to us on January 1, 2020. CECL requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration is reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model required many financial institutions, like the Bank, to increase their allowances for credit losses. Increases in our level of allowance for credit losses for any reason, could adversely affect our business, financial condition and results of operations.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act in our annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K.

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

Under these arrangements, we originate single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. For the SBA 7(a) loans, we obtain various bids for the purchase of the SBA guaranteed portion of the loan from investors and will generally sell the guaranteed portion to the investor with the highest bid. For the years ended December 31, 2022 and 2021, we earned approximately $2.4 million and $5.5 million, respectively, from these activities. However, in the recent past, disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Fannie Mae and Federal Home Loan Mortgage Corporation, or Freddie Mac, loans. Additionally, the risk appetite for purchasing of SBA 7(a) guaranteed loans fluctuates, occasionally resulting in bids that are not favorable for us to sell the guaranteed portion of the loan. The effects of these disruptions in the secondary market for residential mortgage loans and SBA 7(a) loans may reappear.

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

Our most important source of funds is deposits. As of December 31, 2022, approximately $2.31 billion, or 86.3%, of our total deposits were demand, savings and money market accounts. Historically our savings, money market deposit accounts and demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

The $354.5 million remaining balance of deposits consisted of certificates of deposit, of which $283.9 million, or 10.6% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

Liquidating investment securities with unrealized losses would negatively impact the results from operations due to the recognition of a loss in that period and reduction in the Company's future earnings potential on those securities, unless they are reinvested in higher yielding assets. Furthermore, recognizing a loss on the sale of those investment securities may also have an impact on the Company's overall financial performance and investor perception, potentially damaging investor confidence and causing a decline in stock price.

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

As of December 31, 2022, $304.0 million, or approximately 11.3%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. As of December 31, 2022, approximately 48.7% of our interest-earning assets and approximately 42.6% of our interest-bearing liabilities had a variable rate. Our interest rate sensitivity profile was asset sensitive as of December 31, 2022, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates; however, customer and market responses to a changing interest rate environment are highly uncertain and there is no guarantee that our net interest income would increase if interest rates rise.

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

While we attempt to invest a significant majority of our total assets in loans (our loan to asset ratio was 71.0% as of December 31, 2022), we invest a percentage of our total assets (20.8% as of December 31, 2022) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2022, the fair value of our available for sale investment securities portfolio was $188.9 million, which included a net unrealized loss of $19.2 million. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. The Federal Open Market Committee increased the target federal funds rate significantly in 2022 and is expected to further raise the target federal funds in 2023. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

There could be material changes to our financial statements and disclosures if there are changes in accounting standards or regulatory interpretations of existing standards.

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

Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2022, our goodwill totaled $32.2 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has in recent years increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. If recent increases in premiums are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. Further, if there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay higher FDIC premiums. Our FDIC insurance related costs were $1.1 million for the year ended December 31, 2022, compared to $851,000 for the year ended December 31, 2021. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2022, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending, particularly as we expand into metropolitan markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

As of December 31, 2022, our Company-only directors and executive officers beneficially owned an aggregate of 2,382,386 shares, or approximately 19.8%, of our issued and outstanding shares of common stock, including 259,104 shares that are held by our KSOP and allocated to the accounts of our named executive officers. As of December 31, 2022, our KSOP owned an aggregate of 1,091,957 shares, or approximately 9.1% of our issued and outstanding shares. A committee consisting of four independent directors of the Company, which we refer to herein as the KSOP Committee, currently serves as trustee of the KSOP. Each KSOP participant will have the right to vote the shares allocated to such participant’s account on all matters requiring a vote of our shareholders, but the KSOP committee, as trustee of the KSOP, retains sole voting power over all shares held by the KSOP that are not allocated to participants’ accounts and all shares for which they have received no voting instructions from the participant. As of December 31, 2022, there were no shares owned by our KSOP that were unallocated to participants’ accounts.

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

In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2022, we had a senior, unsecured line of credit with an available balance of $25.0 million, with none advanced. We also had $41.9 million of subordinated debt obligations and approximately $7.2 million of junior subordinated debentures issued to statutory trusts that, in turn, issued $7.0 million of trust preferred securities. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, these existing and any future debt obligations must be satisfied in full before any distributions can be made to the holders of our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock. To the extent that we issue additional debt obligations or junior subordinated debentures, the additional debt obligations or additional junior subordinated debentures will be senior to our shares of common stock.

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
•
require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in writing; and
•
enable our board of directors to increase or decrease, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of an increase by a majority vote of the directors present at a meeting of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2022 the Bank operates 32 banking locations, all of which are located in Texas. Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas 75001. The Bank currently operates banking locations in the following Texas locations: Austin (two locations), Georgetown, Bogata, Bryan, College Station (two locations), Commerce, Conroe, Dallas (two locations), Denton (two locations), Fort Worth, Hallsville, Houston (three locations), Longview, Mount Pleasant (two locations), Mount Vernon, New Boston, Paris (two locations), Pittsburg, Rockwall, Royse City, Sulphur Springs, and Texarkana (three locations).

As of December 31, 2022, we owned 21 of our branch locations, had one location in which we owned the building and had a long-term land lease on the real property associated with the branch, and leased the remaining 10 locations. The terms of our leases generally range from one to 13 years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. We believe that the 11 leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Beginning on March 7, 2023, shares of our common stock are traded on the New York Stock Exchange under the symbol “GNTY”. Prior to that date, our shares were traded on the Nasdaq Global Select Market (the "Nasdaq") since our initial public offering ("IPO") on May 9, 2017. Prior to our IPO, there was no public trading market for our common stock.

As of March 8, 2023, there were 348 holders of record of our common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Dividend Policy

See "Consolidated Financial Statements—Note 16—Regulatory Matters" for the frequency and amount of cash dividends paid by us. Also, see "Item 1. Business—Regulation and Supervision—Guaranty Bancshares, Inc.—Regulatory Restrictions on Dividends” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the S&P U.S. SmallCap Banks Index for the period of December 31, 2017 through December 31, 2022. The following assumes $100 was invested in each of our common stock, the S&P 500 and the S&P U.S. SmallCap Banks Index values on December 31, 2017, and assumes the reinvestment of dividends, if any.

The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Guaranty Bancshares, Inc.	$100.00	$99.14	$111.88	$105.05	$148.35	$140.19
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P U.S. SmallCap Banks Index	100.00	83.44	104.69	95.08	132.36	116.69

Source: S&P Global Market Intelligence

Stock Repurchases

On April 21, 2022, the Company announced the adoption of a new stock repurchase program that authorized the repurchase of up to 1,000,000 shares of Company common stock. The stock repurchase program will be effective until the earlier of April 21, 2024, or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors. The repurchase plan permits shares to be acquired from time to time in the open market or negotiated transactions at prices management considers to be attractive and in the best interest of both the Company and its shareholders, subject to compliance with applicable laws and regulations, general market and economic conditions, the financial and regulatory condition of the Company, liquidity and other factors.

There were 250,625 shares of Company common stock repurchased during the year ended December 31, 2022, at a weighted-average price per share of $35.26. No shares of Company common stock were repurchased during the quarter ended December 31, 2022. As of December 31, 2022, authority to repurchase 805,612 shares remains available under the stock repurchase program approved on April 21, 2022.

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

General

We were incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust. Since our founding, we have built a reputation based on financial stability and community leadership. In May 2017, we consummated an initial public offering of our common stock, which began trading on the Nasdaq Global Select Market until March 7, 2023, at which time our listing was transferred to the New York Stock Exchange, where our common stock continues to trade.

As of December 31, 2022, we operate 32 banking locations in the East Texas, Dallas/Fort Worth, Central Texas and Greater Houston regions of the state. Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas, 75001 and our telephone number is (888) 572-9881. Our website address is gnty.com. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.

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

Impact of COVID-19

In March 2020, the outbreak of the novel coronavirus disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization and resulted in a wide variety of health and economic impacts to individuals and businesses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. PPP loans were intended to provide eligible businesses with funding for payroll and other costs to help those businesses remain viable and allow their workers to pay their bills and the loans were forgivable to the extent that the borrower could demonstrate that the funds were used for such costs. In December 2020, several portions of the CARES Act were extended as part of the Consolidated Appropriations Act, including additional stimulus payments to consumers and a second round of PPP loans ("PPP2") for small businesses during 2021.

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

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Recoveries will not exceed the aggregate of loan amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We use the weighted-average remaining maturity method (WARM method) as the basis for the estimation of expected credit losses. The WARM method uses a historical average annual charge-off rate. This average annual charge-off rate contains loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a pool or segment of our loan portfolio at the balance sheet date. The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate. The calculation of the unadjusted historical charge-off rate is then adjusted for current conditions and for reasonable and supportable forecast periods. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors. In early 2020, to address the uncertainties resulting from COVID-19, an additional qualitative factor was added to specifically address COVID-related economic factors and potential credit losses, in addition to our standard qualitative factors. This specific qualitative factor was removed in early 2022.

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

For off-balance sheet credit exposures, we estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by us. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

Marketable Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive (loss) income. Management determines the appropriate classification of securities at the time of purchase. Interest income includes amortization and accretion of purchase premiums and discounts. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in other comprehensive (loss) income and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive (loss) income on our balance sheet and netted to an unrealized loss of $5.9 million at December 31, 2022. This amount will be amortized out of accumulated other comprehensive (loss) income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Management evaluates securities for an allowance for credit losses based on whether they are classified as held to maturity or available for sale. For held to maturity securities, management measures expected credit losses on a collective basis by major security type and credit rating. The estimate of expected credit losses considers historical credit loss information that is then adjusted for current conditions and reasonable and supportable forecasts. For available for sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically relate to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income.

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

Discussion and Analysis of Results of Operations for the Years Ended December 31, 2022 and 2021

A discussion regarding our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found under “Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at investors.gnty.com.

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

Net interest income, before the provision for credit losses, was $107.8 million for the year ended December 31, 2022 compared to $95.6 million for the year ended December 31, 2021, an increase of $12.3 million, or 12.8%. The increase in net interest income before the provision (or reverse provision) for credit losses resulted primarily from an increase in average interest-earning assets of $321.8 million, or 11.7%, which resulted in a $20.7 million increase in interest income despite only a 28 basis point increase in yield between the two periods. The increase in average loans outstanding from the prior year was primarily due to organic growth. Excluding PPP loans, the average loans outstanding for the year ended December 31, 2022 increased $318.9 million, or 17.8%, from the prior year. The increase in interest income was partially offset by an $8.4 million, or 120.0%, increase in interest expense during the year ended December 31, 2022.

The $8.4 million increase in interest expense for the year ended December 31, 2022 was primarily related to an increase in the cost of interest-bearing deposits of 23 basis points in conjunction with a $68.9 million, or 4.3%, increase in average interest-bearing deposits over the same period in 2021. Interest expense was also affected by a 206 basis point increase in the rate paid on our average outstanding FHLB advances and fed funds purchased, which increased $83.7 million, or 170.6%, compared to the year ended December 31, 2021. The average deposit balance increase is the result of organic growth, apparent changes in consumer and business spending habits, and lack of stable investment alternatives for some depositors, and the increase in the average balance of FHLB advances and fed funds purchased was to meet liquidity needs and to hedge interest rate risk.

For the year ended December 31, 2022, net interest margin on a taxable equivalent basis and net interest spread were 3.54% and 3.18%, respectively, compared to 3.51% and 3.32% for the year ended December 31, 2021, which reflects a 28 basis point increase in the average yield on interest-earning assets, partially offset by a 42 basis point increase in the average rate on interest-bearing liabilities from the prior year.

Variances in the provisions for credit losses, resulting primarily from the effects of COVID-19, and participation in the PPP program, created temporary extraordinary results in the calculation of net earnings and related performance ratios.

The following table illustrates net earnings and net core earnings per share, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as net core performance ratios for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(dollars in thousands, except per share data)	2022	2021
Net earnings attributable to Guaranty Bancshares, Inc.	$40,447	$39,806
Adjustments:
Provision for (reversal of) credit losses	2,150	(1,700)
Income tax provision	8,834	8,750
PPP interest income, including fees	(1,277)	(7,822)
Net core earnings attributable to Guaranty Bancshares, Inc.†	$50,154	$39,034

Total average assets	$3,260,584	$2,922,950
Adjustments:
PPP loans average balance	(11,820)	(115,402)
Total average assets, adjusted†	$3,248,764	$2,807,548
Total average equity	$293,910	$290,051

PERFORMANCE RATIOS
Net earnings attributable to Guaranty Bancshares, Inc. to average assets	1.24%	1.36%
Net earnings attributable to Guaranty Bancshares, Inc. to average equity	$13.76	$13.72
Net core earnings attributable to Guaranty Bancshares, Inc. to average assets, as adjusted†	1.54	1.39
Net core earnings attributable to Guaranty Bancshares, Inc. to average equity†	17.06	13.46

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	11,980,209	12,065,182
Earnings per common share, basic	$3.38	$3.30
Net core earnings attributable to Guaranty Bancshares, Inc. per common share, basic†	4.19	3.24

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in "—Non-GAAP Financial Measures".

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2022 and 2021, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,
	2022			2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,126,810	$104,503	4.91%	$1,911,540	$92,497	4.84%	$1,872,914	$93,335	4.98%
Securities available for sale	287,764	5,808	2.02	356,232	6,839	1.92	338,510	7,798	2.30
Securities held to maturity	518,213	10,789	2.08	74,270	2,141	2.88	35,935	956	2.66
Nonmarketable equity securities	18,791	1,246	6.63	10,043	740	7.37	10,761	439	4.08
Interest-bearing deposits in other banks	121,609	863	0.71	399,285	333	0.08	146,659	514	0.35
Total interest-earning assets	3,073,187	123,209	4.01	2,751,370	102,550	3.73	2,404,779	103,042	4.28
Allowance for credit losses	(29,415)			(31,888)			(29,100)
Noninterest-earning assets	216,812			203,468			195,324
Total assets	$3,260,584			$2,922,950			$2,571,003
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,670,287	$9,753	0.58%	$1,601,375	$5,651	0.35%	$1,468,353	$11,624	0.79%
Advances from FHLB and fed funds purchased	132,764	3,855	2.90	49,056	413	0.84	75,940	470	0.62
Line of credit	—	34	—	6,066	216	3.56	6,727	213	3.17
Subordinated debt	46,977	1,722	3.67	19,810	700	3.53	17,198	702	4.08
Securities sold under agreements to repurchase	8,596	16	0.19	14,812	12	0.08	18,115	51	0.28
Total interest-bearing liabilities	1,858,624	15,380	0.83	1,691,119	6,992	0.41	1,586,333	13,060	0.82
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,082,513			916,562			696,454
Accrued interest and other liabilities	25,537			25,218			24,450
Total noninterest-bearing liabilities	1,108,050			941,780			720,904
Equity	293,910			290,051			263,766
Total liabilities and equity	$3,260,584			$2,922,950			$2,571,003
Net interest rate spread(2)			3.18%			3.32%			3.46%
Net interest income		$107,829			$95,558			$89,982
Net interest margin(3)			3.51%			3.47%			3.74%
Net interest margin, fully taxable equivalent(4)			3.54%			3.51%			3.77%

(1) Includes average outstanding balances of loans held for sale of $2.4 million and $3.4 million for the years ended December 31, 2022 and 2021, respectively.
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

The Bank’s participation in the PPP program created temporary extraordinary results in the calculation of net interest margin. To illustrate the impact of the PPP program on net interest margin, the table below excludes PPP1 and PPP2 loans and their associated fees and costs for the quarter and years ended December 31, 2022 and 2021.

	For the Year Ended
	December 31, 2022			December 31, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned	Average Yield	Average Outstanding Balance	Interest Earned	Average Yield
Total interest-earning assets	$3,073,187	$123,209	4.01%	$2,751,370	$102,550	3.73%

Total loans	2,126,810	104,503	4.91	1,911,540	92,497	4.84
Adjustments:
PPP loans average balance and net fees(1)	(11,820)	(1,277)	10.80	(115,402)	(7,223)	6.26
Total loans, net of PPP effects	$2,114,990	$103,226	4.88%	$1,796,138	$85,274	4.75%

Total interest-earning assets, net of PPP effects†	$3,061,367	$121,932	3.98%	$2,635,968	$95,327	3.62%

Net interest income, fully taxable equivalent ("FTE")		$108,729			$96,634
Net interest margin, FTE			3.54%			3.51%
Net interest income, FTE, net of PPP effects†		107,452			89,411
Net interest margin, FTE, net of PPP effects†			3.51%			3.39%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in "—Non-GAAP Financial Measures"

(1) Interest earned consists of interest income of $115,000 and $1.1 million, and net origination fees recognized in earnings of $1.2 million and $6.1 million for the years ended December 31, 2022 and 2021, respectively.

The following tables present the change in interest income and interest expense for the periods indicated for all major components of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Year Ended December 31, 2022 vs. 2021
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$10,419	$1,587	$12,006
Securities available for sale	(1,315)	284	(1,031)
Securities held to maturity	9,022	(374)	8,648
Nonmarketable equity securities	645	(139)	506
Interest-earning deposits in other banks	(222)	752	530
Total increase in interest income	$18,549	$2,110	$20,659

Interest-bearing liabilities:
Interest-bearing deposits	$241	$3,861	$4,102
Advances from FHLB and fed funds purchased	703	2,739	3,442
Line of credit	(216)	34	(182)
Subordinated debt	959	63	1,022
Securities sold under agreements to repurchase	(5)	9	4
Total increase in interest expense	1,682	6,706	8,388
Increase (decrease) in net interest income	$16,867	$(4,596)	$12,271

	For the Year Ended December 31, 2021 vs. 2020
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$1,924	$(2,762)	$(838)
Securities available for sale	408	(1,367)	(959)
Securities held to maturity	1,020	165	1,185
Nonmarketable equity securities	(29)	330	301
Interest-earning deposits in other banks	884	(1,065)	(181)
Total increase (decrease) in interest income	$4,207	$(4,699)	$(492)

Interest-bearing liabilities:
Interest-bearing deposits	$1,051	$(7,024)	$(5,973)
Advances from FHLB and fed funds purchased	(167)	110	(57)
Line of credit	(21)	24	3
Subordinated debentures	107	(109)	(2)
Securities sold under agreements to repurchase	(9)	(30)	(39)
Total increase in interest expense	961	(7,029)	(6,068)
Increase in net interest income	$3,246	$2,330	$5,576

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

During the year ended December 31, 2022, we recorded a provision for credit losses of $2.2 million, compared to a reverse provision of $1.7 million in 2021. The provision in 2022 was recorded primarily to incorporate economic forecasts for a recession into our CECL model, as well as to account for our continued organic loan growth during the year ended December 31, 2022. At the onset of the COVID pandemic in 2020, we established COVID-specific qualitative factors to estimate the potential impact of the pandemic to our loan portfolio as a whole, which led to a provision during 2020 of $13.2 million. As the economic, health and other impacts of the virus became more clear and cases began to decline, we reduced the COVID-specific qualitative factors during 2021 and fully unwound these specific factors during the first quarter of 2022, which resulted in a $1.25 million reverse provision during the first quarter of 2022 and no provision in the second quarter of 2022. Minimal updates were made to our qualitative factors, including forecasted conditions, during the third quarter of 2022. However, in the fourth quarter of 2022, consensus among economists, as typified by a Wall Street Journal survey, indicated that an economic recession is likely in 2023. Using this information, along with other economic indicators (such as the inverted yield curve), we adjusted certain qualitative factors to account for the forecasted information and during the fourth quarter of 2022, we recorded a $2.8 million provision for credit losses to account for these economic indicators and our continued organic loan growth. As of December 31, 2022, our allowance for credit losses as a percentage of total loans was 1.34%.

As of December 31, 2022, there were $14.1 million in loan balances past due 30 or more days, which included $9.6 million in loan balances for nonperforming (nonaccrual) loans, compared to $5.9 million and $2.8 million, respectively, as of December 31, 2021. The increase in nonperforming assets during the year ended December 31, 2022 compared to 2021 resulted primarily from the addition of four loans to nonaccrual assets during the second quarter of 2022, which had a combined book balance of $6.7 million as of December 31, 2022. These four loans are Small Business Administration (SBA) 7(a), partially guaranteed (75%) loans, acquired in the June 2018 acquisition of Westbound Bank. They are collateralized by two hotels, were identified as problem assets prior to COVID-19, but obtained government stimulus and other relief which allowed the two related borrowers to remain current through early 2022. Management continues to work toward a satisfactory resolution for these four loans, however, in the event of foreclosure, a significant loss is not expected due to estimated current collateral values and the SBA guarantees. Another previously classified loan was downgraded to non-accrual status during the fourth quarter of 2022 with a principal balance of $1.4 million. The loan is well-secured and has a low loan-to-value ratio with guarantor support. Management expects this loan to be paid in full by the second quarter of

2023. Total nonperforming (nonaccrual) loans were $10.8 million and $2.8 million as of December 31, 2022 and 2021, respectively.

Net charge-offs for the year ended December 31, 2022 totaled $609,000, compared to $1.5 million in 2021. The decrease in net charge-offs was primarily due to the resolution of three nonperforming loans which had resulted in charge-offs realized of $745,000 during the year ended December 31, 2021.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Year Ended December 31,
	2022	2021	2020
Commercial and industrial	0.04%	0.10%	(0.01%)
Real estate:
Commercial real estate	—	0.13%	—
1-4 family residential	(0.01%)	—	0.02%
Consumer	0.48%	0.23%	0.22%
Agricultural	—	(0.05%)	(0.01%)
Overdrafts	55.85%	49.85%	54.14%
Net charge-offs to total loans	0.03%	0.08%	0.02%

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

The following table presents components of noninterest income for the years ended December 31, 2022 and 2021 and the period-over-period variations in the categories of noninterest income:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2022	2021	2022 vs. 2021
Noninterest income:
Service charges	$4,288	$3,772	$516
Gain on sales of investment securities	172	—	172
Gain on sale of loans	2,435	5,528	(3,093)
Fiduciary and custodial income	2,498	2,333	165
Bank-owned life insurance income	842	840	2
Merchant and debit card fees	7,121	6,717	404
Loan processing fee income	761	669	92
Warehouse lending fees	291	812	(521)
Mortgage fee income	389	612	(223)
Other noninterest income	4,688	3,293	1,395
Total noninterest income	$23,485	$24,576	$(1,091)

Total noninterest income decreased $1.1 million, or 4.4%, for the year ended December 31, 2022 compared to 2021. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our non-interest income. Service fee income was $4.3 million for the year ended December 31, 2022 compared to $3.8 million for the same period in 2021, an increase of $516,000, or 13.7%, resulting from growth in the number of DDAs and debit card usage volume during 2022. The total number of DDAs increased by 2,019 accounts, from 52,848 as of December 31, 2021 to 54,867 as of December 31, 2022.

Net Realized Gain on Securities Transactions. We sell securities from time-to-time, which results in gains or losses being recognized in the income statement as noninterest income. During the year ended December 31, 2022 we sold securities for a net gain of $172,000. No securities were sold during the year ended December 31, 2021.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 271 mortgage loans for $72.8 million during the year ended December

31, 2022 compared to 501 mortgage loans for $116.1 million for the year ended December 31, 2021, which is consistent with the industry wide decline in overall mortgage volumes attributable to increased mortgage loan rates during the year. Gain on sale of loans was $2.4 million for the year ended December 31, 2022, a decrease of $3.1 million, or 56.0%, compared to $5.5 million for the year ended December 31, 2021. $2.0 million and $392,000 of the gain in the current year was attributable to the sales of mortgage loans and SBA 7(a) loans, respectively, while the gain during the prior year consisted of $4.4 million in mortgage loan sales and $1.1 million in SBA 7(a) loan sales.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $2.5 million and $2.3 million for the year ended December 31, 2022 and 2021, respectively, an increase of $165,000, or 7.1%. The revenue increase resulted primarily from 66 new accounts that opened in 2022, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $7.1 million for the year ended December 31, 2022, compared to $6.7 million for 2021, an increase of $404,000, or 6.0%. The increase was primarily due to an annual earnings credit received from our debit card vendor and growth in the number of DDAs and debit card usage volume during 2022. The total number of DDAs increased by 2,019 accounts, from 52,848 as of December 31, 2021 to 54,867 as of December 31, 2022.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $761,000 for the year ended December 31, 2022, compared to $669,000 for 2021, an increase of $92,000, or 13.8%. The increase in loan processing fee income is primarily attributable to an increase in the volume of newly originated, renewed or extended loans during the period.

Warehouse Lending Fees. A portion of our lending involves the origination of mortgage warehouse lines of credit.
The decrease in warehouse lending fees of $521,000, or 64.2%, results from a decrease in overall warehouse lending activity in 2022. The average annual balance of mortgage warehouse lines decreased from $66.6 million for the year ended December 31, 2021, to $20.0 million for the year ended December 31, 2022, a decrease of $46.6 million or 70.0%.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $223,000, or 36.4%, from December 31, 2021 was primarily due to a lower volume of mortgage purchases and refinances during 2022, which was attributed to increased mortgage loan rates during the year.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $1.4 million, or 42.4%, for the year ended December 31, 2022, compared to the same period in 2021, resulting primarily from a net gain of $685,000 from the termination of three interest rate swaps during the first quarter of 2022 and a gain on sale of an airplane asset for $894,000 during the third quarter of 2022.

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

For the year ended December 31, 2022, noninterest expense totaled $79.9 million, an increase of $6.6 million, or 9.0%, compared to $73.3 million for the year ended December 31, 2021. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2022	2021	2022 vs. 2021
Employee compensation and benefits	$47,477	$42,345	$5,132
Non-staff expenses:
Occupancy expenses	11,129	10,944	185
Legal and professional fees	2,825	2,599	226
Software and technology	5,482	4,594	888
Amortization	724	1,154	(430)
Director and committee fees	836	823	13
Advertising and promotions	1,593	1,758	(165)
ATM and debit card expense	2,715	2,445	270
Telecommunication expense	750	807	(57)
FDIC insurance assessment fees	1,101	851	250
Other noninterest expense	5,275	4,958	317
Total noninterest expense	$79,907	$73,278	$6,629

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $47.5 million for the year ended December 31, 2022, an increase of $5.1 million, or 12.1%, compared to $42.3 million in 2021. Employee compensation and benefits expense increased due to higher salaries, higher insurance expense accruals due to increased claims experienced and increased bonus accruals due to higher net earnings.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments other than FDIC insurance assessment fees, were $2.8 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively, an increase of $226,000, or 8.7%. The increase resulted primarily from an increase of $151,000 in external auditor fees and a $42,000 increase in semi-annual OCC assessment fees in 2022 compared to 2021.

Software and Technology. Software and technology expenses increased $888,000, or 19.3%, from $4.6 million for the year ended December 31, 2021 to $5.5 million for the year ended December 31, 2022. The increase is attributable primarily to new software investments to enhance automation and efficiencies, digital banking initiatives, cybersecurity monitoring and tools, and other technology capabilities. We also moved to a higher asset tier for billing related to our core processing system, which resulted in higher expense paid during the year ended December 31, 2022.

Amortization. Amortization costs include amortization of software and core deposit premiums. Amortization costs were $724,000 for the year ended December 31, 2022, a decrease of $430,000, or 37.3%, compared to $1.2 million in 2021. The decrease in amortization expense during 2022 was due to a $232,000 decrease in amortization expense on core deposit intangibles associated with previously acquired deposits being fully amortized and a $198,000 decrease in software amortization.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $2.7 million for the year ended December 31, 2022, an increase of $270,000, or 11.0%, compared to $2.4 million for the same period in 2021 as a result of increased ATM and debit card usage by our customers.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $1.1 million for the year ended December 31, 2022, an increase of $250,000, or 29.4%, compared to $851,000 for the same period in 2021. The increase was primarily due to an increase in the insurance assessment rate resulting from changes in certain financial ratios used in the calculation and an overall increase in our assessment base, which is calculated as average total assets less average tangible equity.

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

For the year ended December 31, 2022 and 2021, income tax expense totaled $8.8 million. The slight $84,000 increase in income tax expense was primarily due to an increase in net earnings before taxes of $701,000. Our effective tax rates for the years ended December 31, 2022 and 2021 were 17.93% and 18.02%, respectively.

Discussion and Analysis of Financial Condition as of December 31, 2022

Assets

Our total assets increased $265.4 million, or 8.6%, from $3.09 billion as of December 31, 2021 to $3.35 billion as of December 31, 2022. Our asset growth was primarily due to an increase in gross loans of $470.1 million. Our cash and cash equivalents decreased $393.1 million as we deployed excess cash during the year primarily into investments securities, which increased $171.5 million, and loan growth. The increase in loans was due to organic growth.

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

Our loan portfolio is the largest category of our earning assets. As of December 31, 2022, total gross loans held for investment were $2.38 billion, an increase of $470.1 million, or 24.6%, from the December 31, 2021 balance of $1.91 billion. In addition to these amounts, $3.2 million and $4.1 million in loans were classified as held for sale as of December 31, 2022 and 2021, respectively. The increase in loans was due to organic growth.

Total loans, excluding those held for sale, as a percentage of deposits, were 88.7% and 71.4% as of December 31, 2022 and 2021, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 71.0% and 61.8% as of December 31, 2022 and 2021, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2022		2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$314,067	13.21%	$324,289	17.00%	$445,771	23.88%
Real estate:
Construction and development	377,135	15.86%	307,797	16.13%	270,407	14.48%
Commercial real estate	887,587	37.32%	622,842	32.64%	594,216	31.83%
Farmland	185,817	7.81%	145,501	7.63%	78,508	4.21%
1-4 family residential	493,061	20.73%	410,673	21.52%	389,096	20.84%
Multi-family residential	45,147	1.90%	30,971	1.62%	21,701	1.16%
Consumer and overdrafts	61,676	2.59%	51,328	2.69%	51,386	2.75%
Agricultural	13,686	0.58%	14,639	0.77%	15,734	0.85%
Total loans held for investment	$2,378,176	100.00%	$1,908,040	100.00%	$1,866,819	100.00%
Total loans held for sale	$3,156		$4,129		$5,542

Commercial and Industrial. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees. Commercial and industrial loans decreased $10.2 million, or 3.2%, to $314.1 million as of December 31, 2022 from $324.3 million as of December 31, 2021. The decrease in the commercial and industrial portfolio was primarily due to a $33.0 million decrease in our warehouse lending portfolio during the year caused by a reduction in mortgage purchase and refinancing volumes as a result of higher interest rates.

Construction and Development. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Texas and are generally diverse in terms of type. Construction and development loans increased $69.3 million, or 22.5%, to $377.1 million as of December 31, 2022 from $307.8 million as of December 31, 2021. The increase resulted from normal fluctuations in construction project volume in our markets, as well as increased construction completion timelines due to supply chain constraints.

Commercial Real Estate. Commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located primarily within our markets and are generally diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single industry. Commercial real estate loans increased $264.7 million, or 42.5%, to $887.6 million as of December 31, 2022 from $622.8 million as of December 31, 2021. The increase in commercial real estate loans during the period was driven by organic growth.

Farmland. Farmland loans are comprised of loans used for agricultural purposes, and include land with a 1-4 family residential structure if the value of the land exceeds the value of the residence. These loans are subject to risk related to climate change, fluctuations in feed and cattle prices and changes in property values. Farmland loans increased $40.3 million, or 27.7%, to $185.8 million as of December 31, 2022 from $145.5 million as of December 31, 2021.

1-4 Family Residential. Our 1-4 family residential loan portfolio is comprised of loans secured by 1-4 family homes, which are both owner occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread across many individual borrowers compared to our other loan categories. Our 1-4 family residential loans increased $82.4 million, or 20.1%, to $493.1 million as of December 31, 2022 from $410.7 million as of December 31, 2021. This increase is due to normal fluctuations in residential loans, as well as the decision to retain more of the loans originated in our mortgage department within our bank portfolio, rather than selling them on the secondary market.

Other Loan Categories. Other categories of loans included in our loan portfolio include agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans and consumer loans. None of these categories of loans represents a significant portion of our total loan portfolio.

Contractual Loan Maturities. The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of December 31, 2022 are summarized in the following table:

	As of December 31, 2022
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$108,683	$138,804	$64,753	$1,827	$314,067
Real estate:
Construction and development	194,152	65,953	75,399	41,631	377,135
Commercial real estate	39,788	258,214	279,125	310,460	887,587
Farmland	13,073	91,450	45,577	35,717	185,817
1-4 family residential	27,983	42,940	184,055	238,083	493,061
Multi-family residential	1,429	21,080	16,757	5,881	45,147
Consumer	13,923	43,570	2,305	1,878	61,676
Agricultural	8,491	4,747	448	—	13,686
Total loans	$407,522	$666,758	$668,419	$635,477	$2,378,176
Amounts with fixed rates	$254,745	$515,258	$45,291	$42,393	$857,687
Amounts with adjustable rates	$152,777	$151,500	$623,128	$593,084	$1,520,489

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

Nonperforming assets as a percentage of total loans were 0.46% at December 31, 2022, compared to 0.15% at December 31, 2021. The Bank’s nonperforming assets consist primarily of nonaccrual loans. Four loans were added to nonaccrual status in the second quarter of 2022 and are Small Business Administration (SBA) 7(a), partially guaranteed (75%) loans, acquired in the June 2018 acquisition of Westbound Bank, with combined book balances of $6.7 million as of December 31, 2022. These loans, collateralized by two hotels, were identified as problem assets prior to COVID-19 but obtained government stimulus and other relief which allowed the two related borrowers to remain current through early 2022. Management continues to work toward a satisfactory resolution for these four loans, however, in the event of foreclosure, a significant loss is not expected due to estimated current collateral values and the SBA guarantees. Another previously classified loan was downgraded to non-accrual status during the fourth quarter with a principal balance of $1.4 million. The loan is considered well-secured and has a low loan-to-value ratio with guarantor support. Management expects this loan will be paid in full by the second quarter of 2023. No losses are anticipated.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
(dollars in thousands)	2022	2021	2020
Nonaccrual loans	$10,848	$2,831	$12,705
Accruing loans 90 or more days past due	—	—	—
Total nonperforming loans	10,848	2,831	12,705
Other real estate owned:
Commercial real estate, construction and development, and farmland	—	—	—
Residential real estate	38	—	404
Total other real estate owned	38	—	404
Repossessed assets owned	—	14	6
Total other assets owned	38	14	410
Total nonperforming assets	$10,886	$2,845	$13,115
Restructured loans-nonaccrual	$6,728	$103	$90
Restructured loans-accruing	$642	$9,466	$9,626
Ratio of nonaccrual loans to total loans(1)	0.46%	0.15%	0.68%
Ratio of allowance for credit losses to nonaccrual loans	294.75%	1074.99%	264.61%
Ratio of nonperforming assets to total assets	0.32%	0.09%	0.48%

(1) Excludes loans held for sale of $3.2 million, $4.1 million and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table presents information regarding nonaccrual loans by category as of the dates indicated:

	As of December 31,
(dollars in thousands)	2022	2021	2020
Nonaccrual loans by category:
Commercial and industrial	$115	$148	$27
Real estate:
Construction and development	1,435	—	—
Commercial real estate	7,271	642	10,604
Farmland	109	298	115
1-4 family residential	1,691	1,535	1,667
Multi-family residential	—	—	—
Consumer	170	160	212
Agricultural	57	48	80
Total	$10,848	$2,831	$12,705

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

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	December 31, 2022
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$311,685	$1,369	$898	$—	$—	$115	$314,067
Real estate:
Construction and development	374,795	905	—	—	—	1,435	377,135
Commercial real estate	867,426	7,321	5,569	—	—	7,271	887,587
Farmland	185,615	—	93	—	—	109	185,817
1-4 family residential	491,171	199	—	—	—	1,691	493,061
Multi-family residential	45,147	—	—	—	—	—	45,147
Consumer and overdrafts	61,456	50	—	—	—	170	61,676
Agricultural	13,594	3	32	—	—	57	13,686
Total	$2,350,889	$9,847	$6,592	$—	$—	$10,848	$2,378,176

	December 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$323,479	$102	$560	$—	$—	$148	$324,289
Real estate:
Construction and development	306,242	944	611	—	—	—	307,797
Commercial real estate	573,535	6,103	42,562	—	—	642	622,842
Farmland	145,105	26	72	—	—	298	145,501
1-4 family residential	409,120	18	—	—	—	1,535	410,673
Multi-family residential	30,971	—	—	—	—	—	30,971
Consumer and overdrafts	51,087	81	—	—	—	160	51,328
Agricultural	14,506	13	72	—	—	48	14,639
Total	$1,854,045	$7,287	$43,877	$—	$—	$2,831	$1,908,040

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, including changes in interest rates. Any impairment that is not credit related is recognized in other comprehensive (loss) income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of December 31, 2022, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the year ended December 31, 2022.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of December 31, 2022, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

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

As of December 31, 2022, the allowance for credit losses totaled $32.0 million, or 1.34%, of total loans, excluding those held for sale. As of December 31, 2021, the allowance for credit losses totaled $30.4 million, or 1.59%, of total loans, excluding those held for sale, and totaled 1.95%, excluding PPP loans and loans held for sale. The increase in the ACL of $1.5 million, or 5.1%, was primarily to incorporate economic forecasts for a recession into our CECL model, as well as to account for our continued organic loan growth during the year ended December 31, 2022. At the onset of the COVID pandemic in 2020, we established COVID-specific qualitative factors to estimate the potential impact of the pandemic to our loan portfolio as a whole, which led to a provision during 2020 of $13.2 million. As the economic, health and other impacts of the virus became more clear and cases began to decline, we reduced the COVID-specific qualitative factors during 2021 and fully unwound these specific factors during the first quarter of 2022, which resulted in a $1.25 million reverse provision during the first quarter of 2022 and no provision in the second quarter of 2022. Minimal updates were made to our qualitative factors, including forecasted conditions, during the third quarter of 2022. However, in the fourth quarter of 2022, consensus among economists, as typified by a Wall Street Journal survey, indicated that an economic recession is likely in 2023. Using this information, along with other economic indicators (such as the inverted yield curve), we adjusted certain qualitative factors to account for the forecasted information and during the fourth quarter of 2022, we recorded a $2.8 million provision for credit losses to account for these economic indicators and our continued organic loan growth.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Average loans outstanding(1)	$2,126,810	$1,911,540	$1,872,914
Gross loans outstanding at end of period(2)	$2,378,176	$1,908,040	$1,866,819
Allowance for credit losses at beginning of the period	30,433	33,619	16,202
Impact of adopting ASC 326	—	—	4,548
Provision for credit losses	2,150	(1,700)	13,200
Charge offs:
Commercial and industrial	192	411	68
Real Estate:
Commercial real estate	—	816	—
1-4 family residential	—	—	68
Consumer	322	151	155
Agriculture	—	—	18
Overdrafts	335	263	234
Total charge-offs	849	1,641	543
Recoveries:
Commercial and industrial	72	21	101
Real Estate:
Construction and development	—	1	—
Commercial real estate	1	30	1
1-4 family residential	30	—	2
Consumer	55	35	37
Agriculture	—	8	20
Overdrafts	82	60	51
Total recoveries	240	155	212
Net charge-offs	609	1,486	331
Allowance for credit losses at end of period	$31,974	$30,433	$33,619
Ratio of allowance to end of period loans(2)	1.34%	1.59%	1.80%
Ratio of net charge-offs to average loans(1)	0.03%	0.08%	0.02%

(1) Includes average outstanding balances of loans held for sale of $2.4 million, $3.4 million and $6.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2) Excludes loans held for sale of $3.2 million, $4.1 million and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We believe the successful execution of our expansion strategy through organic growth and strategic acquisitions is generally demonstrated by the upward trend in loan balances from December 31, 2018 to December 31, 2022. Loan balances, excluding loans held for sale, increased from $1.66 billion as of December 31, 2018, to $2.38 billion as of December 31, 2022. Net charge-offs have been minimal, representing on average 0.03% of average loan balances during the same period.

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

	As of December 31,
	2022		2021		2020
(dollars in thousands)	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
Commercial and industrial	$4,382	13.70%	$3,600	11.83%	$4,033	12.00%
Real estate:
Construction and development	4,889	15.29%	4,221	13.87%	4,735	14.08%
Commercial real estate	12,658	39.59%	13,765	45.23%	15,780	46.94%
Farmland	2,008	6.28%	1,698	5.58%	1,220	3.63%
1-4 family residential	6,617	20.69%	5,818	19.12%	6,313	18.78%
Multi-family residential	490	1.53%	396	1.30%	363	1.08%
Total real estate	26,662	83.38%	25,898	85.10%	28,411	84.51%
Consumer and overdrafts	781	2.44%	766	2.51%	936	2.78%
Agricultural	149	0.48%	169	0.56%	239	0.71%
Total allowance for credit losses	$31,974	100.00%	$30,433	100.00%	$33,619	100.00%
Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2022, the carrying amount of our investment securities totaled $697.9 million, an increase of $171.5 million, or 32.6%, compared to $526.5 million as of December 31, 2021. Investment securities represented 20.8% and 17.1% of total assets as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, securities available for sale totaled $188.9 million and securities held to maturity, which includes the transfer of certain securities from our available for sale portfolio during the year, totaled $509.0 million. As of December 31, 2021, securities available for sale totaled $342.2 million, and $184.3 million securities held to maturity. Held to maturity securities represented 72.9% and 35.0% of our investment portfolio as of December 31, 2022 and 2021, respectively.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive (loss) income in shareholders’ equity. As of December 31, 2022, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore the Company carried no ACL with respect to our securities portfolio at December 31, 2022.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in other comprehensive (loss) income and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive (loss) income on our balance sheet and netted to an unrealized loss of $5.9 million at December 31, 2022. This amount will be amortized and accreted out of accumulated other comprehensive (loss) income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,141	$—	$1,259	$7,882
Treasury securities	133,735	—	2,921	130,814
Corporate bonds	29,964	—	2,177	27,787
Municipal securities	202,004	984	8,293	194,695
Mortgage-backed securities	278,589	1	30,264	248,326
Collateralized mortgage obligations	63,740	3	9,252	54,491
Total	$717,173	$988	$54,166	$663,995

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$10,013	$—	$42	$9,971
Corporate bonds	35,080	940	85	35,935
Municipal securities	181,310	8,364	118	189,556
Mortgage-backed securities	224,563	1,477	1,816	224,224
Collateralized mortgage obligations	74,925	971	904	74,992
Total	$525,891	$11,752	$2,965	$534,678

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of December 31, 2022 and 2021, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

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

	As of December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,141	1.35%	$—	—	$9,141	1.35%
Treasury securities	64,798	1.46%	68,937	2.51%	—	—	—	—	133,735	2.00%
Corporate bonds	—	—	9,690	3.41%	18,097	4.00%	—	—	27,787	3.80%
Municipal securities	19,151	3.48%	46,087	3.18%	56,844	3.21%	80,240	3.44%	202,322	3.32%
Mortgage-backed securities	3,042	2.43%	80,292	1.91%	170,487	2.51%	9,213	1.93%	263,034	2.31%
Collateralized mortgage obligations	626	3.82%	25,772	2.79%	32,107	1.47%	3,411	1.09%	61,916	1.98%
Total	$87,617	1.95%	$230,778	2.49%	$286,676	2.57%	$92,864	3.15%	$697,935	2.54%

	As of December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,971	1.35%	$—	—	$9,971	1.35%
Corporate bonds	—	—	15,223	3.21%	20,712	4.01%	—	—	35,935	3.68%
Municipal securities	13,471	3.43%	57,858	3.31%	44,342	2.92%	65,639	3.19%	181,310	3.18%
Mortgage-backed securities	70	3.33%	129,327	1.38%	78,468	1.73%	16,396	2.08%	224,261	1.55%
Collateralized mortgage obligations	1,491	3.22%	65,897	1.99%	7,604	1.18%	—	—	74,992	1.93%
Total	$15,032	3.41%	$268,305	2.04%	$161,097	2.29%	$82,035	2.95%	$526,469	2.29%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different from the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.00 years with an estimated effective duration of 3.99 years as of December 31, 2022.

As of December 31, 2022 and 2021, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.54% as of December 31, 2022, up from 2.29% as of December 31, 2021. The growth in average yield resulted primarily from increases in yields on mortgage-backed securities and municipal securities of 1.55% and 3.18% at December 31, 2021, respectively, to 2.31% and 3.32% at December 31, 2022, respectively. As of December 31, 2022, the fair value of available or sale and amortized cost of held to maturity mortgage-backed securities and municipal securities comprised 37.7% and 29.0% of the portfolio, respectively. As of December 31, 2021, mortgage-backed securities and municipal securities comprised 42.6% and 34.4% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average total deposits for the year ended December 31, 2022 were $2.75 billion, an increase of $234.9 million, or 4.3%, compared to $2.52 billion for the year ended December 31, 2021. The average rate paid on total interest-bearing deposits was 0.58% and 0.35% for the years ended December 31, 2022 and 2021, respectively. The increase in average rates for 2022 was driven primarily by increases in market rates due to Federal Reserve interest rate hikes during the year.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,
	2022		2021
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
NOW and interest-bearing demand accounts	$364,941	0.47%	$355,171	0.25%
Savings accounts	141,484	0.31%	119,818	0.10%
Money market accounts	831,833	0.61%	773,553	0.26%
Certificates and other time deposits	332,029	0.77%	352,833	0.74%
Total interest-bearing deposits	1,670,287	0.58%	1,601,375	0.35%
Noninterest-bearing demand accounts	1,082,513	—	916,562	—
Total deposits	$2,752,800	0.35%	$2,517,937	0.22%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2022 and 2021 was 39.3% and 36.4%, respectively.

Total deposits as of December 31, 2022 were $2.68 billion, an increase of $10.3 million, or 0.4%, compared to $2.67 billion as of December 31, 2021. The majority of the deposit balance increase was due to organic growth.

Noninterest-bearing deposits as of December 31, 2022 were $1.05 billion compared to $1.01 billion as of December 31, 2021, an increase of $37.6 million, or 3.7%.

Total interest-bearing deposits as of December 31, 2022 were $1.63 billion, compared to $1.66 billion as of December 31, 2021, a decrease of $27.3 million, or 1.6%.

The aggregate amount of certificates and other time deposits in denominations of $250,000 or more as of December 31, 2022 and 2021 was $130.0 million and $111.3 million, respectively.

The following table sets forth the amount of uninsured certificates of deposit greater than $250,000 by time remaining until maturity as of December 31, 2022:

(dollars in thousands)	December 31, 2022
Under 3 months	$26,610
3 to 6 months	29,371
6 to 12 months	40,081
Over 12 months	13,565
Total	$109,627

Total deposits in denominations greater than $250,000 as of December 31, 2022, 2021 and 2020 were $1.49 billion, $1.51 billion, and $1.22 billion, respectively.

Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in our primary market areas and their impact on interest paid on deposits, as well as the ongoing execution of our balance sheet management strategy. Cost of total deposits is calculated as total interest expense divided by average total deposits. Our cost of total deposits was 0.35% and 0.22% in 2022 and 2021, respectively. The increase in our cost of total deposits for 2022 was primarily due to increases in rates on interest-bearing deposits, which were 0.58% and 0.35% in 2022 and 2021, respectively, and offset by a $166.0 million, or 18.1%, increase in the average balance of noninterest-bearing deposits from $916.6 million in 2021 to $1.08 billion in 2022.

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2022 and 2021, total borrowing capacity of $755.0 million and $638.7 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within one year. As of December 31, 2022, approximately $1.90 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk. The following table presents our FHLB borrowings as of the dates indicated:

(dollars in thousands)	FHLB Advances
December 31, 2022
Amount outstanding at year-end	$290,000
Weighted average interest rate at year-end	4.74%
Maximum month-end balance during the year	$290,000
Average balance outstanding during the year	$132,764
Weighted average interest rate during the year	2.89%

December 31, 2021
Amount outstanding at year-end	$47,500
Weighted average interest rate at year-end	0.41%
Maximum month-end balance during the year	$49,099
Average balance outstanding during the year	$49,056
Weighted average interest rate during the year	0.42%

The following table presents our FHLB borrowings by maturity and weighted average rate as of December 31, 2022:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$140,000	4.40%
90 days to less than one year	150,000	5.07%
Total	$290,000	4.74%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2022 and 2021, $227.6 million and $182.9 million, respectively, were available under this arrangement. As of December 31, 2022 and 2021, approximately $289.5 million and $236.4 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of December 31, 2022 and 2021, no borrowings were outstanding under this arrangement.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2022. The line of credit bears interest at the prime rate (7.50% as of December 31, 2022) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2023. As of December 31, 2022, there was no outstanding balance on the line of credit. As of December 31, 2021, there was a $5.0 million outstanding balance on this line of credit with the correspondent bank.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events, such as COVID-19. For the years ended December 31, 2022 and 2021, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2022 and 2021, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $60.0 million in federal funds. There were no funds under these lines of credit outstanding as of December 31, 2022 and 2021. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.26 billion for the year ended December 31, 2022 and $2.92 billion for the year ended December 31, 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Sources of Funds:
Deposits:
Noninterest-bearing	33.20%	31.36%
Interest-bearing	51.23%	54.79%
Advances from FHLB	4.07%	1.68%
Line of credit	0.00%	0.21%
Subordinated debt	1.44%	0.68%
Securities sold under agreements to repurchase	0.26%	0.51%
Accrued interest and other liabilities	0.79%	0.85%
Equity	9.01%	9.92%
Total	100.00%	100.00%

Uses of Funds:
Loans	64.33%	64.31%
Securities available for sale	8.83%	12.19%
Securities held to maturity	15.89%	2.54%
Nonmarketable equity securities	0.58%	0.34%
Federal funds sold	3.26%	12.75%
Interest-bearing deposits in other banks	0.47%	0.91%
Other noninterest-earning assets	6.64%	6.96%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	39.32%	36.40%
Average loans to average deposits	77.26%	75.92%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $215.3 million, or 11.3%, for the year ended December 31, 2022 compared to 2021, while our average deposits increased $234.9 million, or 9.3%, for the same time periods. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of December 31, 2022, we had $474.7 million in outstanding commitments to extend credit and $8.3 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had $405.3 million in outstanding commitments to extend credit and $8.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2022 and 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2022, we had cash and cash equivalents of $106.5 million, compared to $499.6 million as of December 31, 2021. The decrease was primarily due to the deployment of cash to secure funding for investment securities and loans.

Capital Resources

Total shareholders’ equity decreased to $295.6 million as of December 31, 2022, compared to $302.2 million as of December 31, 2021, a decrease of $6.7 million, or 2.2%. The decrease from December 31, 2021 was primarily the result of an increase in other comprehensive loss, purchase of treasury stock and payment of dividends, offset by increases in net earnings.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See "Item 1. Business—Guaranty Bank & Trust, N.A.—Regulation and

Supervision—Capital Adequacy Requirements” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2022 and 2021, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk weighted assets)	$358,702	14.37%	$297,370	14.51%
Tier 1 capital (to risk weighted assets)	292,966	11.74%	271,696	13.25%
Tier 1 capital (to average assets)	292,966	8.77%	271,696	9.18%
Common equity tier 1 risk-based capital	285,749	11.45%	261,386	12.75%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$361,125	14.48%	$311,335	15.19%
Tier 1 capital (to risk weighted assets)	329,933	13.23%	285,661	13.94%
Tier 1 capital (to average assets)	329,933	9.89%	285,661	9.66%
Common equity tier 1 risk-based capital	329,933	13.23%	285,661	13.94%

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

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term Secured Overnight Financing Rate ("SOFR") plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of $564,000 in related unamortized issuance costs on the consolidated balance sheets.

In May 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. Various portions of these debentures have matured since issuance and $7.5 million remains outstanding as of December 31, 2022. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2022 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of December 31, 2022
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$283,934	$59,661	$10,944	$—	$354,539
Advances from FHLB	290,000	—	—	—	290,000
Subordinated debt	3,500	4,000	—	42,000	49,500
Operating leases	1,950	3,819	3,170	4,581	13,520
Total	$579,384	$67,480	$14,114	$46,581	$707,559

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of December 31, 2022 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of December 31, 2022
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$5,080	$2,298	$7	$904	$8,289
Commitments to extend credit	238,488	99,101	17,191	119,965	474,745
Total	$243,568	$101,399	$17,198	$120,869	$483,034

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of December 31, 2022, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of December 31, 2022.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of December 31, 2022.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Tangible Common Equity
Total shareholders’ equity attributable to Guaranty Bancshares, Inc.	$294,984	$302,214	$272,643
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(1,859)	(2,313)	(2,999)
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$260,965	$267,741	$237,484
Common shares outstanding*(1)	11,941,672	12,122,717	12,028,957
Book value per common share*	$24.70	$24.93	$22.67
Tangible book value per common share*	$21.85	$22.09	$19.74

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

(1) Excludes the dilutive effect, if any, of 112,638, 146,576, 36,059, 72,822 and 100,034 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2022, 2021, 2020, 2019 and 2018, respectively, for which periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

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

The following table reconciles, as of the dates set forth below, total tangible common equity and total assets to tangible assets:

	As of December 31,
(dollars in thousands)	2022	2021	2020
Tangible Common Equity
Total shareholders’ equity attributable to Guaranty Bancshares, Inc.	$294,984	$302,214	$272,643
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(1,859)	(2,313)	(2,999)
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$260,965	$267,741	$237,484
Tangible Assets
Total assets	$3,351,495	$3,086,070	$2,740,832
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(1,859)	(2,313)	(2,999)
Total tangible assets	$3,317,476	$3,051,597	$2,705,673
Tangible Common Equity to Tangible Assets	7.87%	8.77%	8.78%

Core Earnings and Other COVID-19 Adjusted Measures. The following tables reconcile, as of and for the dates set forth below, various metrics impacted by the effects of COVID-19 on reported data (dollars in thousands, except per share data).

Net Core Earnings and Net Core Earnings per Common Share

	Year Ended December 31,
(dollars in thousands, except per share data)	2022	2021
Net earnings attributable to Guaranty Bancshares, Inc.	$40,447	$39,806
Adjustments:
Reversal of provision for credit losses	2,150	(1,700)
Income tax provision	8,834	8,750
PPP loans, including fees	(1,277)	(7,822)
Net core earnings attributable to Guaranty Bancshares, Inc.	$50,154	$39,034

Weighted-average common shares outstanding, basic	11,980,209	12,065,182
Earnings per common share, basic	$3.38	$3.30
Net core earnings attributable to Guaranty Bancshares, Inc. per common share, basic	4.19	3.24

Net Core Earnings to Average Assets, as Adjusted, and Average Equity

	Year Ended December 31,
(dollars in thousands)	2022	2021
Net core earnings attributable to Guaranty Bancshares, Inc.	$50,154	$39,034
Total average assets	3,260,584	2,922,950
Adjustments:
PPP loans average balance	(11,820)	(115,402)
Total average assets, adjusted	$3,248,764	$2,807,548
Net core earnings attributable to Guaranty Bancshares, Inc. to average assets, as adjusted	1.54	1.39
Total average equity	$293,910	$290,051
Net core earnings attributable to Guaranty Bancshares, Inc. to average equity	17.06	13.46

Total Interest-Earning Assets, net of PPP Effects

	For the Year Ended December 31, 2022
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total interest-earning assets	$3,073,187	$123,209	4.01%

Total loans	2,126,810	104,503	4.91
Adjustments:
PPP loans average balance and net fees(1)	(11,820)	(1,277)	10.80
Total loans, net of PPP effects	$2,114,990	$103,226	4.88%

Total interest-earning assets, net of PPP effects	$3,061,367	$121,932	3.98%

(1) Interest earned consists of interest income of $115,000 and net origination fees recognized in earnings of $1.2 million for the year ended December 31, 2022.

Net Interest Income and Net Interest Margin, Net of PPP Effects

	Year Ended December 31,
(dollars in thousands)	2022	2021
Net interest income	$107,829	$95,558
Adjustments:
PPP-related interest income	(115)	(1,144)
PPP-related net origination fees	(1,162)	(6,079)
PPP-related borrowings	—	—
Net interest income, net of PPP effects	$106,552	$88,335

Total average interest-earning assets	$3,073,187	$2,751,370
Total average interest-earning assets, net of PPP effects	3,061,367	2,635,968

Net interest margin(1)	3.51%	3.47%
Net interest margin, net of PPP effects(2)	3.48	3.35

Net interest income	$107,829	$95,558
Interest income tax adjustments	900	798
Net interest income, fully taxable equivalent ("FTE")	$108,729	$96,356
Net interest income, FTE, net of PPP effects	107,452	89,133

Net interest margin, FTE(3)	3.54%	3.51%
Net interest margin, FTE, net of PPP effects(4)	3.51	3.39

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

Efficiency Ratio, Net of PPP Effects

	Year Ended December 31,
(dollars in thousands)	2022	2021
Total noninterest expense	$79,907	$73,278
Adjustments:
PPP-related deferred costs	—	599
Total noninterest expense, net of PPP effects	$79,907	$73,877

Net interest income	107,829	95,558
Net interest income, net of PPP effects	106,552	88,335

Total noninterest income	$23,485	$24,576

Efficiency ratio(1)	60.85%	61.00%
Efficiency ratio, net of PPP effects(2)	61.45	65.43

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

ACL to Total Loans, Excluding PPP

	Year Ended December 31,
(dollars in thousands)	2022	2021
Total loans	$2,378,176	$1,908,040
Adjustments:
PPP loans	(529)	(50,611)
Total loans, excluding PPP	$2,377,647	$1,857,429

Allowance for credit losses	$31,974	$30,433

Allowance for credit losses / period-end loans	1.34%	1.59%
Allowance for credit losses / period-end loans, excluding PPP	1.34	1.64

Loan Yield, Net of PPP Effects

	Year Ended December 31, 2022			Year Ended December 31, 2021
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Total loans	$2,126,810	$104,503	4.91%	$1,911,540	$92,497	4.84%
Adjustments:
PPP loans average balance and net fees	(11,820)	(1,277)	10.80	(115,402)	(7,223)	6.26
Total loans, net of PPP effects	$2,114,990	$103,226	4.88%	$1,796,138	$85,274	4.75%
Effect of removing PPP loans on loan yield			(0.03%)			(0.09%)

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	December 31, 2022		December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	0.43%	(18.35%)	13.70%	1.57%
+200	0.17%	(10.87%)	8.38%	2.75%
+100	(0.21%)	(5.17%)	2.66%	1.27%
Base	—	—	—	—
-100	0.34%	1.48%	(5.11%)	(1.92%)
-200	4.16%	(0.70%)	(14.47%)	(0.36%)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE.
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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Whitley Penn LLP, Plano, Texas, (U.S. PCAOB Auditor Firm I.D.: 726), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Guaranty Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Guaranty Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company of December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 10, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Whitley Penn LLP

Plano, Texas

March 10, 2023

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 17, 2023, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 17, 2023, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item related to security ownership of certain beneficial owners and management is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 17, 2023, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 17, 2023, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 17, 2023, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

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
•
Report of Independent Registered Public Accounting Firm;
•
Consolidated Balance Sheets as of December 31, 2022 and 2021;
•
Consolidated Statements of Earnings for the Years Ended December 31, 2022, 2021 and 2020;
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020;
•
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2022, 2021 and 2020;

•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020;
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

10.16

Renewal Revolving Promissory Note, dated March 31, 2022, by Guaranty Bancshares, Inc. payable to Frost Bank in the original principal amount of $25,000,000 (incorporated by reference to Exhibit 10.2 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 1, 2022).

10.17

Loan Agreement, dated March 31, 2017, by and between Guaranty Bancshares, Inc. and Frost Bank, as amended (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 1, 2022).

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

Date: March 10, 2023	GUARANTY BANCSHARES, INC.

	By:	/s/ Tyson T. Abston
	Name:	Tyson T. Abston
	Title:	Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tyson T. Abston	Chairman and Chief Executive Officer	3/10/2023
Tyson T. Abston	(Principal Executive Officer)

/s/ Clifton A. Payne	Senior Executive Vice President and Chief Financial Officer	3/10/2023
Clifton A. Payne	(Principal Financial and Accounting Officer)

/s/ Kirk L. Lee	President	3/10/2023
Kirk L. Lee

/s/ Richard W. Baker	Director	3/10/2023
Richard W. Baker

/s/ Jeffrey W. Brown	Director	3/10/2023
Jeffrey W. Brown

/s/ James S. Bunch	Director	3/10/2023
James S. Bunch

/s/ Sondra Cunningham	Director	3/10/2023
Sondra Cunningham

/s/ Bradley K. Drake	Director	3/10/2023
Bradley K. Drake

/s/ Christopher B. Elliott	Director	3/10/2023
Christopher B. Elliott

/s/ Carl Johnson, Jr.	Director	3/10/2023
Carl Johnson, Jr.

/s/ James M. Nolan, Jr.	Director	3/10/2023
James M. Nolan, Jr.

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Guaranty Bancshares, Inc. as of December 31, 2022 and 2021 and for each of the three years ending December 31, 2022, 2021 and 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Guaranty Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2023 expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans – Qualitative Factors

Description of the Matter

As described in Notes 1 and 3 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2022, the balance of the allowance for credit losses on loans was approximately $32 million. The Company’s allowance for credit losses represents management’s best estimate of expected losses in the loan portfolio. Estimates of expected credit losses for loans are based on reasonable and supportable forecasts of future economic conditions, historical loss experience and qualitative factors.

Management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

Our determination that auditing the qualitative adjustments of the allowance for credit losses for loans is a critical audit matter is a result of the high degree of subjectivity involved in management’s assessment of the risk of loss associated with the qualitative adjustments and the determination of the adjustment amounts to historical loss rates for current conditions, and reasonable and supportable forecasts.

How We Addressed the Matter in Our Audit

The primary procedures performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of internal controls over the Company’s preparation and review of the allowance for credit loss calculation, including testing internal controls over the completeness and accuracy of data used as the basis for adjustments related to the qualitative factors, and testing management’s review of the reasonableness of qualitative factors and forecasts.
•
Substantively testing management’s process for assessing and assigning the qualitative factors, including assessing the relevance and reliability of internally sourced and externally sourced data used to develop the factors and evaluating for reasonableness the judgments and assumptions used in the determination and adequacy of the adjustment amounts.
•
Testing the completeness and accuracy of the data used in the calculation.
•
Evaluation of the reasonableness of management’s judgments related to qualitative factors including forecasts to test the qualitative factors’ conformity with management’s policies and consistency applied period over period.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2015.

Plano, Texas

March 10, 2023

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

	2022	2021
ASSETS
Cash and due from banks	$52,390	$42,979
Federal funds sold	47,275	431,975
Interest-bearing deposits	6,802	24,651
Total cash and cash equivalents	106,467	499,605
Securities available for sale	188,927	342,206
Securities held to maturity	509,008	184,263
Loans held for sale	3,156	4,129
Loans, net of allowance for credit losses of $31,974 and $30,433, respectively	2,344,245	1,876,076
Accrued interest receivable	11,555	8,901
Premises and equipment, net	54,291	53,470
Other real estate owned	38	—
Cash surrender value of life insurance	38,404	37,141
Core deposit intangible, net	1,859	2,313
Goodwill	32,160	32,160
Other assets	61,385	45,806
Total assets	$3,351,495	$3,086,070
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$1,052,144	$1,014,518
Interest-bearing	1,629,010	1,656,309
Total deposits	2,681,154	2,670,827
Securities sold under agreements to repurchase	7,221	14,151
Accrued interest and other liabilities	28,409	26,568
Line of credit	—	5,000
Federal Home Loan Bank advances	290,000	47,500
Subordinated debt, net	49,153	19,810
Total liabilities	3,055,937	2,783,856
Commitments and contingencies (see Note 15)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,208,558 and 14,138,978 shares issued, and 11,941,672 and 12,122,717 shares outstanding, respectively	14,209	14,139
Additional paid-in capital	227,727	225,544
Retained earnings	137,565	107,645
Treasury stock, 2,266,886 and 2,016,261 shares, respectively, at cost	(60,257)	(51,419)
Accumulated other comprehensive (loss) income	(24,260)	6,305
Equity attributable to Guaranty Bancshares, Inc.	294,984	302,214
Noncontrolling interest	574	—
Total equity	295,558	302,214
Total liabilities and equity	$3,351,495	$3,086,070

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per share data)

	2022	2021	2020
Interest income
Loans, including fees	$104,503	$92,497	$93,335
Securities
Taxable	11,466	4,762	4,565
Nontaxable	5,131	4,218	4,189
Federal funds sold and interest-bearing deposits	2,109	1,073	953
Total interest income	123,209	102,550	103,042

Interest expense
Deposits	9,753	5,651	11,624
FHLB advances and federal funds purchased	3,855	413	470
Subordinated debt	1,722	700	702
Other borrowed money	50	228	264
Total interest expense	15,380	6,992	13,060

Net interest income	107,829	95,558	89,982
Provision for (reversal of) credit losses	2,150	(1,700)	13,200
Net interest income after provision for credit losses	105,679	97,258	76,782

Noninterest income
Service charges	4,288	3,772	3,064
Net realized gain on sales of securities available for sale	172	—	—
Net realized gain on sale of loans	2,435	5,528	6,834
Merchant and debit card fees	7,121	6,717	5,515
Other income	9,469	8,559	7,624
Total noninterest income	23,485	24,576	23,037

Noninterest expense
Employee compensation and benefits	47,477	42,345	37,193
Occupancy expenses	11,129	10,944	10,220
Other expenses	21,301	19,989	19,109
Total noninterest expense	79,907	73,278	66,522

Income before income taxes	49,257	48,556	33,297
Income tax provision	8,834	8,750	5,895
Net earnings	$40,423	$39,806	$27,402
Net loss attributable to noncontrolling interest	24	—	—
Net earnings attributable to Guaranty Bancshares, Inc.	$40,447	$39,806	$27,402
Basic earnings per share	$3.38	$3.30	$2.25
Diluted earnings per share	$3.34	$3.26	$2.24

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
Net earnings	$40,423	$39,806	$27,402
Other comprehensive (loss) income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	(19,817)	(6,884)	9,474
Unrealized losses on held to maturity securities transferred to available for sale	(13,186)	—	—
Amortization of net unrealized losses on held to maturity securities	(1,535)	(1,374)	18
Tax effect of available for sale securities transferred to held to maturity	(2,770)	2,149	22
Tax effect of unrealized (gains) losses on securities	6,931	1,446	(2,012)
Unrealized (losses) gains on securities, net of tax	(30,377)	(4,663)	12,047

Unrealized (losses) gains on interest rate swaps:
Unrealized holding gains (losses) arising during the period	497	873	(625)
Reclassification of realized (gains) losses on interest rate swap termination from accumulated other comprehensive income	(685)	466	—
Unrealized (losses) gains on interest rate swaps	(188)	1,339	(625)

Total other comprehensive (loss) income	(30,565)	(3,324)	11,422

Comprehensive income	9,858	36,482	38,824
Less comprehensive loss attributable to noncontrolling interest	24	—	—
Comprehensive income attributable to Guaranty Bancshares, Inc.	$9,882	$36,482	$38,824

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per share amounts)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$—	$12,905	$186,692	$98,239	$(34,492)	$(1,793)	$—	$261,551
Impact of adoption of ASC 326, net of tax of $955	—	—	—	(3,593)	—	—	—	(3,593)
Net earnings	—	—	—	27,402	—	—	—	27,402
Other comprehensive income	—	—	—	—	—	11,422	—	11,422
Exercise of stock options	—	27	611	—	—	—	—	638
Purchase of treasury stock	—	—	—	—	(16,927)	—	—	(16,927)
Restricted stock grants	—	20	(20)	—	—	—	—	—
Stock based compensation	—	—	749	—	—	—	—	749
Cash dividends:
Common - $0.71 per share*	—	—	—	(8,599)	—	—	—	(8,599)
Balance at December 31, 2020	—	12,952	188,032	113,449	(51,419)	9,629	—	272,643
Net earnings	—	—	—	39,806	—	—	—	39,806
Other comprehensive loss	—	—	—	—	—	(3,324)	—	(3,324)
10% stock dividend	—	1,094	34,853	(35,947)	—	—	—	—
Exercise of stock options	—	90	1,929	—	—	—	—	2,019
Restricted stock grants	—	3	(3)	—	—	—	—	—
Stock based compensation	—	—	733	—	—	—	—	733
Cash dividends:
Common - $0.80 per share*	—	—	—	(9,663)	—	—	—	(9,663)
Balance at December 31, 2021	—	14,139	225,544	107,645	(51,419)	6,305	—	302,214
Net earnings	—	—	—	40,447	—	—	(24)	40,423
Other comprehensive loss	—	—	—	—	—	(30,565)	—	(30,565)
Contributions from noncontrolling interest	—	—	—	—	—	—	598	598
Exercise of stock options	—	70	1,495	—	—	—	—	1,565
Purchase of treasury stock	—	—	—	—	(8,838)	—	—	(8,838)
Stock based compensation	—	—	688	—	—	—	—	688
Cash dividends:
Common - $0.88 per share	—	—	—	(10,527)	—	—	—	(10,527)
Balance at December 31, 2022	$—	$14,209	$227,727	$137,565	$(60,257)	$(24,260)	$574	$295,558

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
Cash flows from operating activities
Net earnings	$40,423	$39,806	$27,402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,211	4,358	4,117
Amortization	724	1,154	1,349
Deferred taxes	(1,157)	(143)	(3,056)
Premium amortization, net of discount accretion	4,919	4,368	3,988
Net realized gain on sales of securities available for sale	(172)	—	—
Gain on sale of loans	(2,435)	(5,528)	(6,834)
Provision for (reversal of) credit losses	2,150	(1,700)	13,200
Origination of loans held for sale	(73,292)	(118,500)	(161,169)
Proceeds from loans held for sale	76,700	125,441	164,829
Write-down of other real estate and repossessed assets	19	6	358
Net (gain) loss on sale of premises, equipment, other real estate owned and other assets	(925)	(23)	37
Stock based compensation	688	733	749
Gain on BOLI death benefits	—	(277)	—
Net change in accrued interest receivable and other assets	(14,446)	(8,565)	(3,908)
Net change in accrued interest payable and other liabilities	1,439	2,414	1,459
Net cash provided by operating activities	$38,846	$43,544	$42,521

Cash flows from investing activities
Securities available for sale:
Purchases	$(51,739)	$(1,223,595)	$(662,046)
Proceeds from sales	26,130	—	—
Proceeds from maturities and principal repayments	38,160	1,079,462	657,653
Securities held to maturity:
Purchases	(1,047,452)	(15,057)	—
Proceeds from maturities and principal repayments	824,150	890	3,024
Net originations of loans	(470,389)	(43,148)	(159,357)
Purchases of premises and equipment	(5,684)	(2,896)	(5,902)
Proceeds from BOLI death benefit	—	464	—
Proceeds from sale of premises, equipment, other real estate owned and other assets	1,860	1,202	860
Net cash used in investing activities	$(684,964)	$(202,678)	$(165,768)

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
Cash flows from financing activities
Net change in deposits	$10,664	$384,437	$329,586
Net change in securities sold under agreements to repurchase	(6,930)	(1,480)	4,531
Proceeds from FHLB advances	1,135,000	160,000	390,000
Repayment of FHLB advances	(892,500)	(221,601)	(336,017)
Proceeds from line of credit	1,000	10,000	30,000
Repayment of line of credit	(6,000)	(17,000)	(18,000)
Proceeds from issuance of subordinated debt	34,436	—	10,000
Repayments of debentures	(5,093)	—	(1,000)
Purchase of treasury stock	(8,838)	—	(16,927)
Exercise of stock options	1,565	2,019	638
Cash dividends paid	(10,324)	(9,427)	(8,487)
Net cash provided by financing activities	$252,980	$306,948	$384,324
Net change in cash and cash equivalents	(393,138)	147,814	261,077
Cash and cash equivalents at beginning of period	499,605	351,791	90,714
Cash and cash equivalents at end of period	$106,467	$499,605	$351,791

Supplemental disclosures of cash flow information
Interest paid	$13,513	$7,315	$13,898
Income taxes paid	9,940	9,650	8,245

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,627	$2,424	$2,188
Lease right of use assets obtained in exchange for lease liabilities	337	1,085	1,737
Available for sale securities transferred to held to maturity, net of unrealized loss of $5,861 and unrealized gain of $8,860, respectively	106,157	172,292	—
Transfer of loans to other real estate owned and repossessed assets	70	509	666
Contributions from noncontrolling interest	574	—	—
Stock dividend	—	35,947	—

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

Principles of Consolidation: The consolidated financial statements in this Annual Report on Form 10-K (this “Report”) include the accounts of Guaranty Bancshares, Inc. ("Guaranty"), Guaranty Bank & Trust N.A. (the "Bank") and indirect subsidiaries that are wholly-owned or controlled. Subsidiaries that are less than wholly owned are fully consolidated if they are controlled by Guaranty or one of its subsidiaries, and the portion of any subsidiary not owned by Guaranty is reported as noncontrolling interest. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank has eight wholly-owned or controlled non-bank subsidiaries, Guaranty Company, Inc., G B COM, INC., 2800 South Texas Avenue LLC, Pin Oak Realty Holdings, Inc., Pin Oak Asset Management, LLC, Guaranty Bank & Trust Political Action Committee, White Oak Aviation, LLC and Caliber Guaranty Private Account, LLC, the entity which has a noncontrolling interest. The accounting and financial reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

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

Nature of Operations: Guaranty Bancshares, Inc. is a bank holding company headquartered in Mount Pleasant, Texas that provides, through its wholly-owned subsidiary, Guaranty Bank & Trust, N.A., a broad array of financial products and services to individuals and corporate customers, primarily in its markets of East Texas, Dallas/Fort Worth, Greater Houston and Central Texas. The terms “the Company,” “we,” “us” and “our” mean Guaranty and its subsidiaries, when appropriate. The Company’s main sources of income are derived from granting loans throughout its markets and investing in securities issued or guaranteed by the U.S. Treasury, U.S. government agencies and state and political subdivisions. The Company’s primary lending products are real estate, commercial and consumer loans. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor contracts is dependent on the economy of the State of Texas and primarily the economies of East Texas, Dallas/Fort Worth, Greater Houston and Central Texas. The Company primarily funds its lending activities with deposit operations. The Company’s primary deposit products are checking accounts, money market accounts and certificates of deposit.

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

Marketable Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive (loss) income. Management determines the appropriate classification of securities at the time of purchase or transfer. Interest income includes amortization and accretion of purchase premiums and discounts. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Management evaluates securities that are in an unrealized loss position for credit-related factors, in order to determine if an allowance for credit losses is required. This evaluation is performed on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, any previous allowance for credit loss is written off and the amortized cost basis of the securities is written down to fair value, through earnings. For debt securities that do not meet the aforementioned criteria, management will determine if the decline in fair value has resulted from a credit loss or other factors and apply the following: 1) recognize an allowance for credit loss by a charge to earnings for the credit-related component of the decline in fair value (subject to a floor of the excess of the amortized cost over fair value) and 2) recognize the noncredit-related component of the fair value decline, if any, in other comprehensive (loss) income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. To the extent that expected cash flows improve, the standard permits reversal of allowance amounts in the current period earnings.

Non-marketable Securities: Other securities, such as stock in The Independent Bankers Financial Corporation, the Federal Reserve Bank, and the Federal Home Loan Bank are accounted for on the cost basis and are carried in other assets. Stock in Valesco Commerce Street Capital, L.P., Valesco Fund II, L.P., Valesco Fund III, L.P., Independent Bankers Capital Fund III, L.P., Independent Bankers Capital Fund IV, L.P., Lightspring Capital I, L.P., Pharos Capital Partners IV-A, L.P., Bluehenge Capital SBIC II, L.P., JAM FINTOP Blockchain, L.P., JAM FINTOP Banktech, L.P., Castle Creek Launchpad Fund I, and Austin Housing Conservancy Fund are accounted for on the cost basis in other assets.

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

COVID-19: Government leaders and the Federal Reserve took several actions designed to mitigate the economic fallout resulting from the coronavirus ("COVID-19"). The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, authorized more than $2 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small businesses, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The goal of CARES Act was to prevent severe economic downturn. The CARES Act also provided for temporary interest only or payment deferral modifications for loans without classifying them as troubled debt restructurings under current accounting rules. Additional government-backed hardship relief measures were signed into law in early 2021, as well as extension of many of the CARES Act provisions, throughout 2021 and 2022.

Due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. On March 16, 2020, the Federal Open Market Committee ("FOMC") reduced the target federal funds rate range to 0.00% to 0.25%, at which it remained until March 2022, when the FOMC began to rapidly increase market interest rates in response to high levels of inflation that arose in the U.S. economy. From March 2022 through December 31, 2022, the FOMC increased market rates from 0.00% to a target range of 4.25% to 4.5%. The FOMC

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

increased market rates by 0.25% in February 2023, and additional increases are expected during 2023. These rapid increases in interest rates, the impact of future rate increases, high levels of inflation and other lingering effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations, as well as business and consumer confidence. Economic uncertainties remain which can negatively impact net interest income and noninterest income.

Allowance for Credit Losses:

Held to Maturity Debt Securities

The allowance for credit losses on held to maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held to maturity securities to present management's best estimate of the net amount expected to be collected. Held to maturity securities are charged-off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. As of December 31, 2022, our held to maturity securities consisted of U.S. government agencies, municipal bonds, treasury securities, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Management has made the accounting policy election to exclude accrued interest receivable on held to maturity securities from the estimate of credit losses.

Available for Sale Debt Securities

For available for sale debt securities in an unrealized loss position, the Company first assesses whether or not it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the securities amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected are less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income.

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

In response to the COVID-19 pandemic, during 2020 and 2021, the Bank provided financial relief to many of its customers through a 3-month principal and interest payment deferral program or an up to 6-month interest only program. Pursuant to the CARES Act and the April 7, 2020 Interagency guidance and GAAP, these loan modifications, and certain subsequent modifications, are not considered to be troubled debt restructurings.

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

Derivative Financial Instruments: The Company accounts for its derivatives under ASC 815, “Derivatives and Hedging,” which requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive (loss) income and/or current earnings, as appropriate. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period operations. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

other comprehensive (loss) income and subsequently reclassified to operations in the same period(s) that the hedged transaction impacts operations. For free-standing derivative instruments, changes in fair value are reported in current period operations.

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

Dividend Restriction: Banking regulations require the maintenance of certain capital levels that may limit the amount of dividends that may be paid. Regulatory capital requirements are more fully disclosed in Note 16.

Restrictions on Cash: The Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2022 and 2021. Deposits held with the Federal Reserve Bank earn interest.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized gains and losses on securities available for sale, unrealized gains and losses on securities transferred from available for sale to held to maturity and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for troubled debt

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

restructurings ("TDRs") by creditors in ASC 310-40. The update also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specially, rather than applying the recognition and measurement guidance for TDRs, an entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Finally, the amendments in this ASU require a public business entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. The Company adopted this ASU effective on January 1, 2023, and used the prospective method, which did not have a significant impact on its consolidated financial statements.

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of December 31, 2022 and 2021 and the corresponding amounts of gross unrealized gains and losses:

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,964	$—	$2,177	$27,787
Municipal securities	10,324	326	8	10,642
Mortgage-backed securities	145,896	1	15,556	130,341
Collateralized mortgage obligations	21,981	3	1,827	20,157
Total available for sale	$208,165	$330	$19,568	$188,927

Held to maturity:
U.S. government agencies	$9,141	$—	$1,259	$7,882
Treasury securities	133,735	—	2,921	130,814
Municipal securities	191,680	658	8,285	184,053
Mortgage-backed securities	132,693	—	14,708	117,985
Collateralized mortgage obligations	41,759	—	7,425	34,334
Total held to maturity	$509,008	$658	$34,598	$475,068

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$10,013	$—	$42	$9,971
Corporate bonds	35,080	940	85	35,935
Mortgage-backed securities	221,610	1,477	1,779	221,308
Collateralized mortgage obligations	74,925	971	904	74,992
Total available for sale	$341,628	$3,388	$2,810	$342,206

Held to maturity:
Municipal securities	$181,310	$8,364	$118	$189,556
Mortgage-backed securities	2,953	—	37	2,916
Total held to maturity	$184,263	$8,364	$155	$192,472

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in other comprehensive (loss) income and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. During the second quarter of 2022, we transferred $106,157 of securities from available for sale to held to maturity, which included a net unrealized loss on the date of transfer of $13,186. During the third quarter of 2021, we transferred $172,292 of securities from available for sale to held to maturity, which included a net unrealized gain on the date of transfer of $10,235. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive (loss) income on our balance sheet and they netted to an unrealized loss of $5,861 at December 31, 2022 compared to an unrealized gain of $8,860 at December 31, 2021. This amount will be amortized and accreted out of accumulated other comprehensive (loss) income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

There was no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of December 31, 2022 or 2021.

Information pertaining to securities with gross unrealized losses as of December 31, 2022 and 2021, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2022	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(1,518)	$20,323	$(659)	$7,464	$(2,177)	$27,787
Municipal securities	(8)	1,659	—	—	(8)	1,659
Mortgage-backed securities	(6,150)	74,146	(9,406)	55,826	(15,556)	129,972
Collateralized mortgage obligations	(908)	16,575	(919)	3,411	(1,827)	19,986
Total available for sale	$(8,584)	$112,703	$(10,984)	$66,701	$(19,568)	$179,404

Held to maturity:
U.S. government agencies	$(1,259)	$7,882	$—	$—	$(1,259)	$7,882
Treasury securities	(2,921)	130,814	—	—	(2,921)	130,814
Municipal securities	(7,071)	118,117	(1,214)	3,701	(8,285)	121,818
Mortgage-backed securities	(8,355)	80,556	(6,353)	37,429	(14,708)	117,985
Collateralized mortgage obligations	(1,031)	10,750	(6,394)	23,584	(7,425)	34,334
Total held to maturity	$(20,637)	$348,119	$(13,961)	$64,714	$(34,598)	$412,833

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2021	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. government agencies	$(42)	$9,971	$—	$—	$(42)	$9,971
Corporate bonds	(85)	11,418	—	—	(85)	11,418
Mortgage-backed securities	(1,383)	144,367	(396)	11,317	(1,779)	155,684
Collateralized mortgage obligations	(904)	40,172	—	—	(904)	40,172
Total available for sale	$(2,414)	$205,928	$(396)	$11,317	$(2,810)	$217,245

Held to maturity:
Municipal securities	$(37)	$7,772	$(81)	$2,996	$(118)	$10,768
Mortgage-backed securities	(37)	2,916	—	—	(37)	2,916
Total held to maturity	$(74)	$10,688	$(81)	$2,996	$(155)	$13,684

There were 291 investments in an unrealized loss position at December 31, 2022, of which 85 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses. The available for sale securities in a loss position were composed of U.S. government agencies, corporate bonds, collateralized mortgage obligations and mortgage-backed securities. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of December 31, 2022 and 2021 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under CECL. As of December 31, 2022, our held to maturity securities consisted of U.S. government agencies, municipal bonds, treasury securities and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. As of December 31, 2021, our held to maturity securities consisted of municipal bonds and mortgage-backed securities issued by the U.S. government and its agencies. Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the government National Mortgage Association. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, no allowance for credit losses has been recorded for these securities.

As of December 31, 2022, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity. As of December 31, 2021, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with fair values of approximately $396,584 and $310,958 at December 31, 2022 and 2021, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

Proceeds from the sales of available for sale securities and the associated gains and losses for the year ended December 31, 2022, are listed below. There were no securities sold during the years ended December 31, 2021 or 2020.

2022
Proceeds from sales	$26,130
Gross gains	234
Gross losses	(62)

There were no held to maturity securities sold during the years ended December 31, 2022, 2021 or 2020.

The contractual maturities at December 31, 2022 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in securities that may have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

their obligation with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
December 31, 2022	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$68,567	$67,613
Due after one year through five years	11,236	10,841	100,545	97,850
Due after five years through ten years	21,799	20,043	91,726	88,045
Due after ten years	7,253	7,545	73,718	69,241
Mortgage-backed securities	145,896	130,341	132,693	117,985
Collateralized mortgage obligations	21,981	20,157	41,759	34,334
Total securities	$208,165	$188,927	$509,008	$475,068

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	December 31,
	2022	2021
Commercial and industrial	$303,373	$280,569
Real estate:
Construction and development	377,135	307,797
Commercial real estate	887,587	622,842
Farmland	185,817	145,501
1-4 family residential	493,061	410,673
Multi-family residential	45,147	30,971
Consumer	61,394	50,965
Agricultural	13,686	14,639
Warehouse lending(1)	10,694	43,720
Overdrafts	282	363
Total loans(2)	2,378,176	1,908,040
Net of:
Deferred loan fees, net	(1,957)	(1,531)
Allowance for credit losses	(31,974)	(30,433)
Total net loans(2)	$2,344,245	$1,876,076

(1) Warehouse lending is presented as a component of commercial and industrial loans in remaining tables.
(2) Excludes accrued interest receivable on loans of $7.6 million and $5.8 million as of December 31, 2022 and 2021, respectively, which is presented separately on the consolidated balance sheets.

The Company has entered into transactions, at prevailing market rates and terms, with certain directors, executive officers, significant shareholders and their affiliates. Loans to such related parties at December 31, 2022 and 2021, totaled $72,539 and $44,052, respectively. Unfunded commitments to such related parties at December 31, 2022 totaled $40,244.

Loans to principal officers, directors, and their affiliates during the year ended December 31, 2022, was as follows:

December 31, 2022
Beginning balance	$44,052
New loans	102,734
Repayments	(74,247)
Ending balance	$72,539

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Allowance for Credit Losses

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The following tables present the activity in the ACL by class of loans for the years ended December 31, 2022, 2021 and 2020:

For the Year Ended December 31, 2022	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433
Provision for (reversal of) for credit losses	902	668	(1,108)	310	769	94	283	(20)	252	2,150
Loans charged-off	(192)	—	—	—	—	—	(322)	—	(335)	(849)
Recoveries	72	—	1	—	30	—	55	—	82	240
Ending balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

For the Year Ended December 31, 2021	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619
(Reversal of) provision for credit losses	(43)	(515)	(1,229)	478	(495)	33	(51)	(78)	200	(1,700)
Loans charged-off	(411)	—	(816)	—	—	—	(151)	—	(263)	(1,641)
Recoveries	21	1	30	—	—	—	35	8	60	155
Ending balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433

For the Year Ended December 31, 2020	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,056	$2,378	$6,853	$570	$3,125	$409	$602	$197	$12	$16,202
Impact of adopting ASC 326	546	323	2,228	26	1,339	(50)	72	73	(9)	4,548
Provision for (reversal of) credit losses	1,398	2,034	6,698	624	1,915	4	373	(33)	187	13,200
Loans charged-off	(68)	—	—	—	(68)	—	(155)	(18)	(234)	(543)
Recoveries	101	—	1	—	2	—	37	20	51	212
Ending balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	$33,619

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

During the year ended December 31, 2020, a total allowance for credit losses provision of $13,200 was recorded primarily to account for the estimated impact of COVID-19 on credit quality and resulted largely from changes to individual loan risk ratings, as well as COVID-specific qualitative factors primarily derived from changes in national GDP, Texas unemployment rates and national industry related CRE trends, all of which were impacted by the effects of COVID-19. During 2021, a reverse provision of $1,700 was recorded, and the provision reversals captured improvements that occurred to macroeconomic factors evaluated at the onset of the pandemic as part of the aforementioned COVID-specific qualitative factors, as well as risk rating upgrades for specific loans, which impacted the reserve calculations within the model. In the first quarter of 2022, the remaining COVID-specific qualitative factors were removed and an additional reverse provision of $1,250, to account for significant improvements in COVID-related health statistics and economic impacts through that time period were recorded. However, growth in the loan portfolio, as well as declines in economic outlooks during the year and an adjustment to qualitative factors for expected recession forecasts, resulted in a $2,150 provision expense for the year ended December 31, 2022.

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

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of December 31, 2022:

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$99,750	$57,854	$19,577	$11,797	$4,172	$12,907	$105,628	$311,685
Special mention	—	131	—	333	—	—	905	1,369
Substandard	14	—	246	423	192	23	—	898
Nonaccrual	72	33	10	—	—	—	—	115
Total commercial and industrial loans	$99,836	$58,018	$19,833	$12,553	$4,364	$12,930	$106,533	$314,067

Charge-offs	$—	$—	$(67)	$—	$—	$—	$(125)	$(192)
Recoveries	—	—	—	—	—	32	40	72
Current period net	$—	$—	$(67)	$—	$—	$32	$(85)	$(120)

Construction and development:
Pass	$179,501	$138,388	$17,361	$8,697	$3,443	$10,535	$16,870	$374,795
Special mention	905	—	—	—	—	—	—	905
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	1,435	—	—	1,435
Total construction and development loans	$180,406	$138,388	$17,361	$8,697	$4,878	$10,535	$16,870	$377,135

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$347,162	$147,986	$86,897	$63,988	$51,002	$158,384	$12,007	$867,426
Special mention	—	—	1,300	—	2,594	3,427	—	7,321
Substandard	1,336	—	—	—	26	4,207	—	5,569
Nonaccrual	—	—	251	96	—	6,924	—	7,271
Total commercial real estate loans	$348,498	$147,986	$88,448	$64,084	$53,622	$172,942	$12,007	$887,587

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	1	—	—	1
Current period net	$—	$—	$—	$—	$1	$—	$—	$1

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$93,128	$51,912	$10,284	$6,646	$5,956	$11,741	$5,948	$185,615
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	31	—	62	—	93
Nonaccrual	—	—	—	—	—	109	—	109
Total farmland loans	$93,128	$51,912	$10,284	$6,677	$5,956	$11,912	$5,948	$185,817

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$143,268	$128,957	$50,140	$30,068	$27,104	$89,678	$21,956	$491,171
Special mention	—	—	43	—	—	156	—	199
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	148	—	116	118	1,309	—	1,691
Total 1-4 family residential loans	$143,268	$129,105	$50,183	$30,184	$27,222	$91,143	$21,956	$493,061

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	30	—	30
Current period net	$—	$—	$—	$—	$—	$30	$—	$30

Multi-family residential:
Pass	$18,183	$18,331	$2,463	$4,216	$878	$985	$91	$45,147
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$18,183	$18,331	$2,463	$4,216	$878	$985	$91	$45,147

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$32,817	$11,789	$5,455	$1,835	$3,079	$473	$6,008	$61,456
Special mention	14	4	—	28	4	—	—	50
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	17	93	21	12	23	4	—	170
Total consumer loans and overdrafts	$32,848	$11,886	$5,476	$1,875	$3,106	$477	$6,008	$61,676

Charge-offs	$(335)	$(26)	$(25)	$(21)	$—	$—	$(250)	$(657)
Recoveries	83	3	6	11	1	33	—	137
Current period net	$(252)	$(23)	$(19)	$(10)	$1	$33	$(250)	$(520)

Agricultural:
Pass	$3,148	$1,914	$984	$491	$392	$422	$6,243	$13,594
Special mention	—	—	—	—	—	3	—	3
Substandard	—	—	—	—	—	32	—	32
Nonaccrual	—	—	—	—	4	53	—	57
Total agricultural loans	$3,148	$1,914	$984	$491	$396	$510	$6,243	$13,686

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$916,957	$557,131	$193,161	$127,738	$96,026	$285,125	$174,751	$2,350,889
Special mention	919	135	1,343	361	2,598	3,586	905	9,847
Substandard	1,350	—	246	454	218	4,324	—	6,592
Nonaccrual	89	274	282	224	1,580	8,399	—	10,848
Total loans	$919,315	$557,540	$195,032	$128,777	$100,422	$301,434	$175,656	$2,378,176

Charge-offs	$(335)	$(26)	$(92)	$(21)	$—	$—	$(375)	$(849)
Recoveries	83	3	6	11	2	95	40	240
Total current period net (charge-offs) recoveries	$(252)	$(23)	$(86)	$(10)	$2	$95	$(335)	$(609)

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of December 31, 2021:

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$176,972	$31,337	$16,207	$6,449	$3,493	$14,657	$74,364	$323,479
Special mention	—	88	—	—	14	—	—	102
Substandard	—	272	55	192	40	1	—	560
Nonaccrual	14	101	—	22	—	11	—	148
Total commercial and industrial loans	$176,986	$31,798	$16,262	$6,663	$3,547	$14,669	$74,364	$324,289

Charge-offs	$—	$—	$(168)	$(67)	$(115)	$—	$(61)	$(411)
Recoveries	—	—	—	—	—	—	21	21
Current period net	$—	$—	$(168)	$(67)	$(115)	$—	$(40)	$(390)

Construction and development:
Pass	$180,056	$68,765	$20,499	$6,507	$8,235	$13,565	$8,615	$306,242
Special mention	—	—	—	—	944	—	—	944
Substandard	—	—	609	2	—	—	—	611
Nonaccrual	—	—	—	—	—	—	—	—
Total construction and development loans	$180,056	$68,765	$21,108	$6,509	$9,179	$13,565	$8,615	$307,797

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	1	—	1
Current period net	$—	$—	$—	$—	$—	$1	$—	$1

Commercial real estate:
Pass	$134,617	$93,806	$80,733	$59,380	$43,457	$145,477	$16,065	$573,535
Special mention	—	765	—	—	4,550	788	—	6,103
Substandard	—	6,987	—	10,041	12,981	12,553	—	42,562
Nonaccrual	—	—	124	69	32	337	80	642
Total commercial real estate loans	$134,617	$101,558	$80,857	$69,490	$61,020	$159,155	$16,145	$622,842

Charge-offs	$—	$—	$(17)	$(56)	$(472)	$(271)	$—	$(816)
Recoveries	—	—	19	—	11	—	—	30
Current period net	$—	$—	$2	$(56)	$(461)	$(271)	$—	$(786)

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$94,491	$11,868	$8,664	$7,456	$5,191	$11,145	$6,290	$145,105
Special mention	—	—	—	—	—	26	—	26
Substandard	—	—	—	—	—	72	—	72
Nonaccrual	—	195	—	—	—	103	—	298
Total farmland loans	$94,491	$12,063	$8,664	$7,456	$5,191	$11,346	$6,290	$145,501

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$132,448	$64,590	$43,016	$36,501	$26,987	$91,864	$13,714	$409,120
Special mention	—	—	—	—	—	18	—	18
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	170	—	—	180	58	1,127	—	1,535
Total 1-4 family residential loans	$132,618	$64,590	$43,016	$36,681	$27,045	$93,009	$13,714	$410,673

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$16,663	$4,286	$6,436	$908	$474	$2,113	$91	$30,971
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$16,663	$4,286	$6,436	$908	$474	$2,113	$91	$30,971

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$24,715	$11,589	$4,557	$4,647	$558	$543	$4,478	$51,087
Special mention	76	—	5	—	—	—	—	81
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	56	27	10	62	5	—	—	160
Total consumer loans and overdrafts	$24,847	$11,616	$4,572	$4,709	$563	$543	$4,478	$51,328

Charge-offs	$(285)	$(36)	$(57)	$(32)	$(2)	$(2)	$—	$(414)
Recoveries	61	3	—	8	2	21	—	95
Current period net	$(224)	$(33)	$(57)	$(24)	$—	$19	$—	$(319)

Agricultural:
Pass	$3,557	$1,866	$927	$917	$221	$526	$6,492	$14,506
Special mention	—	—	—	—	13	—	—	13
Substandard	—	14	4	15	39	—	—	72
Nonaccrual	—	—	—	8	—	40	—	48
Total agricultural loans	$3,557	$1,880	$931	$940	$273	$566	$6,492	$14,639

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	8	—	8
Current period net	$—	$—	$—	$—	$—	$8	$—	$8

Total loans:
Pass	$763,519	$288,107	$181,039	$122,765	$88,616	$279,890	$130,109	$1,854,045
Special mention	76	853	5	—	5,521	832	—	7,287
Substandard	—	7,273	668	10,250	13,060	12,626	—	43,877
Nonaccrual	240	323	134	341	95	1,618	80	2,831
Total loans	$763,835	$296,556	$181,846	$133,356	$107,292	$294,966	$130,189	$1,908,040

Charge-offs	$(285)	$(36)	$(242)	$(155)	$(589)	$(273)	$(61)	$(1,641)
Recoveries	61	3	19	8	13	30	21	155
Total current period net charge-offs	$(224)	$(33)	$(223)	$(147)	$(576)	$(243)	$(40)	$(1,486)
There were no loans classified in the “doubtful” or “loss” risk rating categories as of December 31, 2022 and 2021.

There were no individually evaluated collateral-dependent loans within the ACL model as of December 31, 2022.

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

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

December 31, 2022	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$440	$44	$105	$589	$313,478	$314,067	$—
Real estate:
Construction and development	258	73	1,435	1,766	375,369	377,135	—
Commercial real estate	882	354	6,708	7,944	879,643	887,587	—
Farmland	129	79	—	208	185,609	185,817	—
1-4 family residential	2,101	547	572	3,220	489,841	493,061	—
Multi-family residential	—	—	—	—	45,147	45,147	—
Consumer	164	118	70	352	61,042	61,394	—
Agricultural	37	10	—	47	13,639	13,686	—
Overdrafts	—	—	—	—	282	282	—
Total	$4,011	$1,225	$8,890	$14,126	$2,364,050	$2,378,176	$—

December 31, 2021	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$969	$38	$134	$1,141	$323,148	$324,289	$—
Real estate:
Construction and development	885	132	—	1,017	306,780	307,797	—
Commercial real estate	—	360	350	710	622,132	622,842	—
Farmland	114	87	195	396	145,105	145,501	—
1-4 family residential	1,650	123	410	2,183	408,490	410,673	—
Multi-family residential	—	—	—	—	30,971	30,971	—
Consumer	189	113	68	370	50,595	50,965	—
Agricultural	41	8	—	49	14,590	14,639	—
Overdrafts	—	—	—	—	363	363	—
Total	$3,848	$861	$1,157	$5,866	$1,902,174	$1,908,040	$—

The following table presents information regarding nonaccrual loans as of:

	2022	2021
Commercial and industrial	$115	$148
Real estate:
Construction and development	1,435	—
Commercial real estate	7,271	642
Farmland	109	298
1-4 family residential	1,691	1,535
Consumer and overdrafts	170	160
Agricultural	57	48
Total	$10,848	$2,831

If interest on nonaccrual loans had been accrued, such income would have been approximately $434 and $141 for the years ended December 31, 2022 and 2021, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring in which a bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.

There were no loans modified as TDRs during the year ended December 31, 2022. No TDRs subsequently defaulted during 2022 or 2021, and the TDRs did not increase the allowance for credit losses and did not result in any charge-offs during years ended December 31, 2022 and 2021.

The following tables present loans, by class, modified as a TDR during the year ended December 31, 2021 and 2020:

December 31, 2021	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and industrial	1	17	14
Total	1	$17	$14

December 31, 2020	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Construction and development	2	$1,289	$1,081
Commercial and industrial	1	129	85
Commercial real estate	1	$1,017	$670
Total	4	$2,435	$1,836

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment balances, by type, were as follows:

	December 31, 2022	December 31, 2021
Land	$11,135	$10,760
Building and improvements	63,601	59,613
Furniture, fixtures and equipment	19,708	20,221
Automobiles	370	434
	94,814	91,028
Less: accumulated depreciation	40,523	37,558
	$54,291	$53,470

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

NOTE 5 - GOODWILL

There were no changes in the carrying amount of goodwill as presented in the accompanying consolidated balance sheets as of December 31, 2022 or 2021.

NOTE 6 - CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of core deposit intangibles in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2022	2021
Beginning of year	$2,313	$2,999
Amortization	(454)	(686)
End of year	$1,859	$2,313

Accumulated amortization was $6,672 and $6,218 at December 31, 2022 and 2021, respectively. Amortization expense related to core deposit intangibles was $454, $686 and $854 during the years ended December 31, 2022, 2021 and 2020, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2022 was as follows:

Year Ended December 31,	Amount
2023	$441
2024	424
2025	316
2026	272
2027	270
Thereafter	136
$1,859

NOTE 7 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits, by type of account, were as follows as of:

	December 31, 2022	December 31, 2021
NOW accounts	$225,859	$293,948
Savings and money market accounts	1,048,612	1,032,698
Time deposits $250,000 or less	224,550	218,389
Time deposits greater than $250,000	129,989	111,274
	$1,629,010	$1,656,309

Year-end maturities of time deposits, as of December 31, 2022, were as follows:

Year Ended December 31,	Amount
2023	$283,934
2024	55,292
2025	4,369
2026	6,186
2027	4,758
Thereafter	—
$354,539

Deposits of executive officers, directors and significant shareholders at December 31, 2022 and 2021 totaled $56,291 and $47,318, respectively.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

NOTE 8 - BORROWED MONEY

Federal Home Loan Bank (FHLB) advances bear interest based on a fixed rate, payable monthly, with all principal due at maturity. The following table presents the scheduled maturities of FHLB advances and their weighted average rates, each as of December 31, 2022:

Year	Current Weighted Average Rate	Principal Due
2023	4.74%	$290,000
		$290,000

The outstanding FHLB advances above will be repaid with cash flows from operations or renewed into new advances.

The Company has an unsecured $25,000 revolving line of credit with a correspondent bank that bears interest at the greater of (i) the prime rate, which was 7.50% at December 31, 2022, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2023. Under the terms of the line of credit, the Company agreed not to pledge or grant a lien or security interest in the stock of the Bank or in any other assets without prior consent of the lender. As of December 31, 2022, there was no outstanding balance on the line of credit. To be in compliance with the loan covenants, the Bank is required to maintain no less than a 10% total risk-based capital ratio, must maintain no less than $85,000 in tangible net worth, the ratio of non-performing assets to equity plus allowance for credit losses must not exceed 15%, the cash flow coverage must be greater than 1.25 times, the ratio of other additional debt to total assets must not exceed 15%, and the Company is limited to acquiring additional debt of no more than $500 without prior approval. The Company is in compliance with all loan covenants.

NOTE 9 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	December 31, 2022	December 31, 2021
Trust II Debentures	$—	$3,093
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note	34,436	—
Other debentures	7,500	9,500
	$49,153	$19,810

As of December 31, 2022, the Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I”). The subordinated debentures of a third trust, Guaranty (TX) Capital Trust II, were redeemed in May 2022, for $3,093. Upon formation, the Trusts issued pass-through securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts (comprised of Trust III and DCB Trust I) issued common securities to the Company. The Trusts invested the proceeds of the sales of securities to the Company (“Debentures”). The Debentures mature approximately 30 years after the formation date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

	Trust III	DCB Trust I
Formation date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at December 31, 2022. Additionally, the terms provide that trust preferred securities

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Trust II Debentures

These debentures were paid off in May, 2022. Prior to repayment, interest was payable at a variable rate per annum, reset quarterly, equal to 3 month LIBOR plus 3.35%.

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

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. Various of these debentures have matured since issuance and $7,500 remains as of December 31, 2022. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

In March 2022, the Company completed the issuance and sale of $35,000,000 in principal amount fixed-to-floating rate subordinated notes. The notes have a stated maturity date of April 1, 2032, and bear interest at a fixed annual rate of 3.625%, due semi-annually in arrears on April 1 and October 1, until April 1, 2027, at which point it converts to a floating rate instrument, payable quarterly starting on July 1, 2027, equal to the three-month term Secured Overnight Financing Rate (“SOFR”), reset quarterly, plus a spread of 192 basis points. The Company used the net proceeds of the offering for general corporate purposes, including repayment of debt and purchases of shares of capital stock.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The scheduled principal payments and weighted average rates of subordinated debt are as follows:

Year	Current Weighted Average Rate	Principal Due
2023	2.85%	3,500
2024	3.74%	4,000
Thereafter	3.63%	35,000
Total scheduled principal payments		$42,500
Unamortized debt issuance costs		(564)
		$41,936

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes in to account that the options are not transferable. The dividend yield is the total dividends per share paid during the period divided by the average of the Company's stock price on each date a grant was issued. The risk-free interest rate for the expected term of the option is based on U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date, for the years ended December 31:

	2022	2021	2020
Risk-free interest rate	2.90%	0.98%	0.79%
Expected term (in years)	6.50	6.50	6.50
Expected stock price volatility	21.70%	23.98%	22.26%
Dividend yield	2.47%	2.35%	2.56%

A summary of stock option activity in the Plan during the years ended December 31, 2022 and 2021 follows:

2022	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	502,780	$25.77	5.59	$5,936
Granted	102,500	35.58
Exercised	(69,580)	22.49
Forfeited	(37,880)	28.16
Balance, December 31, 2022	497,820	$28.07	5.87	$3,402

Exercisable at end of period	281,340	$25.25	4.32	$2,648

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

2021	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	506,200	$26.81	5.82	$1,805
Effect of 10% stock dividend	50,770
Granted	58,000	34.30
Exercised	(89,870)	22.47
Forfeited	(22,320)	26.16
Balance, December 31, 2021	502,780	$25.77	5.59	$5,936

Exercisable at end of period	295,696	$24.09	4.40	$3,989

A summary of nonvested stock option activity in the Plan during the years ended December 31, 2022 and 2021 follows:

2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	207,084	$5.23
Granted	102,500	6.98
Vested	(71,944)	(5.50)
Forfeited	(21,160)	(8.86)
Balance, December 31, 2022	216,480	$5.95

2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	214,680	$4.46
Effect of 10% stock dividend	23,218
Granted	58,000	5.92
Vested	(76,494)	(5.39)
Forfeited	(12,320)	(6.99)
Balance, December 31, 2021	207,084	$5.23

Information related to stock options in the Plan is as follows for the years ended:

	2022	2021	2020
Intrinsic value of options exercised	$846	$1,273	$158
Cash received from options exercised	1,565	2,019	638
Weighted average fair value of options granted	6.98	5.92	4.46

Restricted Stock Awards and Units

A summary of restricted stock activity in the Plan during the years ended December 31, 2022 and 2021 follows:

2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	30,190	$27.52
Vested	(11,260)	(27.52)
Balance, December 31, 2022	18,930	$27.51

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

2021	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	35,300	$29.72
Effect of 10% stock dividend	3,530
Granted	3,500	33.09
Vested	(12,140)	(27.05)
Balance, December 31, 2021	30,190	$27.52

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants is recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of December 31, 2022, there was $1,659 of total unrecognized compensation expense related to unvested stock options and restricted stock granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.29 years.

The Company granted options and restricted stock under the Plan during both 2022 and 2021. Expense of $688, $733 and $749 was recorded during the years ended December 31, 2022, 2021 and 2020, respectively, which represents the fair value of shares vested during those periods.

NOTE 11 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the years ended December 31, 2022, 2021 and 2020 totaled $1,576, $1,455 and $1,330, respectively.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the Guaranty common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of December 31, 2022, the number of shares held by the KSOP was 1,091,957. There were no unallocated shares to plan participants as of December 31, 2022, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $38,404 and $37,141 as of December 31, 2022 and 2021, respectively. For the year ended December 31, 2021, a gain of $277 was included in other income in the Company's consolidated statement of earnings, from $464 in proceeds received from these life insurance policies resulting from the death of a former bank officer. No such gains were recorded during the years ended December 31, 2022 and 2020.

Expense related to these plans totaled $796, $738 and $592 for the years ended December 31, 2022, 2021 and 2020, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $5,388 and $4,969 as of December 31, 2022 and 2021, respectively, and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the years ended December 31, 2022, 2021 and 2020 totaled $5,177, $4,867 and $3,164, respectively, which included accrued bonus expense at December 31, 2022, 2021 and 2020 of $2,332, $2,190 and $1,778, respectively. The expense is included in employee compensation and benefits on the consolidated statements of earnings and the accrual is included in accrued interest and other liabilities on the consolidated balance sheets.

NOTE 12 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 13 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of December 31, 2022, operating lease right-of-use assets were $12,896 and liabilities were $13,520, and as of December 31, 2021, lease assets and liabilities were $14,376 and $14,882 respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the years ended December 31, 2022, 2021 and 2020 was approximately $2,236, $2,278 and $1,954, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	December 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$12,896	$14,376
Operating lease liabilities	13,520	14,882

Weighted average remaining lease term
Operating leases	8 years	8 years
Weighted average discount rate
Operating leases	2.00%	1.95%

Minimum future lease payments under these non-cancelable operating leases as of December 31, 2022, are as follows:

Year Ended December 31,	Amount
2023	$2,208
2024	2,134
2025	1,962
2026	1,727
2027	1,536
Thereafter	4,370
Total lease payments	13,937
Less: interest	(417)
Present value of lease liabilities	$13,520

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

NOTE 13 - INCOME TAXES

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

The consolidated provision for income taxes was as follows as of December 31:

	2022	2021	2020
Current federal tax expense	$9,991	$8,893	$10,542
Deferred federal tax benefit	(1,157)	(143)	(4,647)
Total	$8,834	$8,750	$5,895

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis as of December 31:

	2022	2021	2020
Federal statutory income tax at 21%	$10,344	$10,197	$6,992
Tax exempt interest income	(1,076)	(1,043)	(1,065)
Earnings of bank owned life insurance	(177)	(235)	(182)
Nondeductible expenses	277	180	356
Other	(534)	(349)	(206)
Total	$8,834	$8,750	$5,895

The following table summarizes the components of our deferred tax assets and liabilities as of December 31, 2022 and 2021. Our net deferred tax assets are included in other assets in the accompanying consolidated balance sheets.

	2022	2021
Deferred tax assets:
Allowance for credit losses	$6,714	$6,391
Deferred compensation	1,132	1,043
Unrealized loss on available for sale securities	4,040	—
Bonus accrual	526	499
Deferred loan fees, net	330	253
Accretion of acquisition allowance	54	72
Other	360	397
Total deferred tax assets	13,156	8,655
Deferred tax liabilities:
Unrealized gain on available for sale securities	—	(122)
Premises and equipment	(1,494)	(2,138)
Prepaid expenses	(281)	(306)
Intangibles	(230)	(266)
Other	(55)	(46)
Total deferred tax liabilities	(2,060)	(2,878)
Net deferred tax asset	$11,096	$5,777

The Company is no longer subject to U.S. federal income tax examinations for years before 2019.

NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes certain derivative financial instruments. Stand-alone derivative financial instruments such as interest rate swaps, are used to economically hedge interest rate risk related to the Company’s liabilities. These derivative instruments involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheets in other liabilities, if applicable.

The Company is exposed to credit related losses in the event of nonperformance by the counterparties to those agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail to perform their respective obligations.

The Company entered into interest rate swaps to receive payments at a fixed rate in exchange for paying a floating rate on the debentures discussed in Note 9. Management believed that entering into the interest rate swaps exposed the Company to variability in their fair value due to changes in the level of interest rates. It was the Company’s objective to hedge the change in fair value of floating rate debentures at coverage levels that were appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in the liability to other liabilities of the Company. During the quarter ended September 30, 2021, Guaranty terminated these interest rate swaps with notional amounts totaling $5,000 at the time of termination, as the risk exposure declined to acceptable levels. The swaps were canceled at an expense of $466, which is included in non-interest expense in the 2021 consolidated statement of earnings.

In the first quarter of 2022, the Company also terminated interest rate swaps that were originally designed to receive payments at a floating rate in exchange for paying a fixed rate, the objective of which was to reduce the overall cost of short-term 3-month FHLB advances that were renewed consistent with the reset terms on the interest rate swaps. The swaps were canceled at a net gain of $685, which is included in other non-interest income in the consolidated statements of earnings. The interest rate swaps, with notional amounts totaling $40,000 as of December 31, 2021 were designated as cash flow hedges of the FHLB Advances.

The aggregate fair value of the swaps is recorded in accrued interest and other liabilities within the Company’s consolidated balance sheets with changes in fair value recorded in other comprehensive (loss) income.

There were no outstanding interest rate swap agreements as of December 31, 2022.

As of December 31, 2021, the information pertaining to outstanding interest rate swap agreements used to hedge floating rate debentures and FHLB advances was as follows:

December 31, 2021
Notional Amount	Pay Rate	Receive Rate	Effective Date	Maturity in Years	Unrealized (Gains) Losses
$15,000	0.668%	3 month LIBOR	3/18/2020	1.22	8
15,000	0.790%	3 month LIBOR	3/18/2020	3.22	(184)
10,000	0.530%	3 month LIBOR	3/23/2020	1.23	(12)

Interest expense recorded on these swap transactions totaled $282, $607 and $747 during the years ended December 31, 2022, 2021 and 2020, respectively. This expense is reported as a component of interest expense within subordinated debt and the FHLB advances and federal funds purchased on the consolidated statements of earnings.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL as of December 31, 2022 and 2021.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. As of December 31, 2022 and 2021, no amounts have been recorded as an ACL for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	2022	2021
Commitments to extend credit	$474,745	$405,269
Letters of credit	8,289	8,357

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At December 31, 2022, the Company had letters of credit of $15,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 16 - REGULATORY MATTERS

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

(as defined). Management believes, as of December 31, 2022 and 2021, that the Bank met all capital adequacy requirements to which it was subject.

The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, (iv) expanded the scope of the deductions/adjustments as compared to existing regulations, and (v) imposed a "capital conservation buffer" of 2.5% above minimum risk-based capital requirements, below which an institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers.

As of December 31, 2022 and 2021, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since December 31, 2022 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $7,217 and $10,310 of trust preferred securities in Tier 1 capital as of December 31, 2022 and 2021, respectively. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital to risk-weighted assets:
Consolidated	$358,702	14.37%	$199,687	8.00%	$262,089	10.50%	$249,608	10.00%
Bank	361,125	14.48%	199,570	8.00%	261,936	10.50%	249,463	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	292,966	11.74%	149,765	6.00%	212,167	8.50%	149,765	6.00%
Bank	329,933	13.23%	149,678	6.00%	212,044	8.50%	199,570	8.00%
Tier 1 capital to average assets:(1)
Consolidated	292,966	8.77%	133,614	4.00%	133,614	4.00%	n/a
Bank	329,933	9.89%	133,375	4.00%	133,375	4.00%	166,718	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	285,749	11.45%	112,324	4.50%	174,726	7.00%	n/a
Bank	329,933	13.23%	112,258	4.50%	174,624	7.00%	162,151	6.50%

(1) The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve and the FDIC may require the Consolidated Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital to risk-weighted assets:
Consolidated	$297,370	14.51%	$163,986	8.00%	$215,232	10.50%	$204,983	10.00%
Bank	311,335	15.19%	163,936	8.00%	215,166	10.50%	204,920	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	271,696	13.25%	122,990	6.00%	174,235	8.50%	122,990	6.00%
Bank	285,661	13.94%	122,952	6.00%	174,182	8.50%	163,936	8.00%
Tier 1 capital to average assets:(1)
Consolidated	271,696	9.18%	118,369	4.00%	118,369	4.00%	n/a
Bank	285,661	9.66%	118,345	4.00%	118,345	4.00%	147,931	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	261,386	12.75%	92,242	4.50%	143,488	7.00%	n/a
Bank	285,661	13.94%	92,214	4.50%	143,444	7.00%	133,198	6.50%

(1) The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve and the FDIC may require the Consolidated Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Dividends paid by Guaranty are mainly provided by dividends from its subsidiaries. However, certain regulatory restrictions exist regarding the ability of its bank subsidiary to transfer funds to Guaranty in the form of cash dividends, loans or advances. The amount of dividends that a subsidiary bank organized as a national banking association, such as the Bank, may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. As of December 31, 2022, the Bank had $67,760 available for payment of dividends. Dividends are paid quarterly, and $10,527 in dividends were paid during the year ended December 31, 2022.
NOTE 17 - CONCENTRATIONS OF CREDIT RISK

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

NOTE 18 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase were $7,221 and $14,151 as of December 31, 2022 and 2021, respectively, and are secured by mortgage-backed securities and collateralized mortgage obligations.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows as of December 31:

	2022	2021
Average balance during the year	$8,596	$14,812
Average interest rate during the year	0.42%	0.11%
Maximum month-end balance during the year	$12,118	$36,322
Weighted average interest rate at year-end	0.44%	0.76%

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

NOTE 19 - RELATED PARTIES

As more fully described in Note 3, Note 7 and Note 9, the Company has entered into loans, deposits and debenture transactions with related parties. Management believes the transactions entered into with related parties are in the ordinary course of business and are on terms similar to transitions with unaffiliated parties.

NOTE 20 - FAIR VALUE

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

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$130,341	$—	$130,341	$—
Collateralized mortgage obligations	20,157	—	20,157	—
Municipal securities	10,642	—	10,642	—
Corporate bonds	27,787	—	27,787	—
Loans held for sale	3,156	—	—	3,156
Cash surrender value of life insurance	38,404	—	38,404	—
SBA servicing assets	874	—	—	874

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	—	—	—	—

December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$221,308	$—	$221,308	$—
Collateralized mortgage obligations	74,992	—	74,992	—
Corporate bonds	35,935	—	35,935	—
U.S. government agencies	9,971	—	9,971	—
Loans held for sale	4,129	—	—	4,129
Cash surrender value of life insurance	37,141	—	37,141	—
SBA servicing assets	877	—	—	877
Derivative instrument assets	(196)	—	(196)	—
Derivative instrument liabilities	8	—	8	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	4,244	—	—	4,244

There were no transfers between Level 2 and Level 3 during the years December 31, 2022 or 2021.

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis during the years ended December 31, 2022 and 2021 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The following table presents foreclosed assets that were remeasured and recorded at fair value as of December 31:

	2022	2021	2020
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$—	$42
Charge-offs recognized in the allowance for credit losses	—	—	(9)
Fair value of other real estate owned remeasured at initial recognition	$—	$—	$33

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—	$—	$62
Write-downs included in collection and other real estate owned expense	—	—	(1)
Fair value of other real estate owned remeasured subsequent to initial recognition	$—	$—	$61

The following table presents quantitative information about nonrecurring Level 3 fair value measurements as of December 31, 2022. There were no nonrecurring Level 3 fair value measurements as of December 31, 2021:

December 31, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$38	Appraisal value of collateral	Selling costs or other normal adjustments	49%

There were no individually evaluated collateral depended loans as of December 31, 2022. The following table presents information on individually evaluated collateral dependent loans as of December 31, 2021:

	Fair Value Measurements Using
December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$76	$76
Real estate:
Construction and development	—	—	402	402
Commercial real estate	—	—	3,766	3,766
Total	$—	$—	$4,244	$4,244

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of December 31, 2022 and 2021, are as follows:

	Fair value measurements as of December 31, 2022 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$106,467	$106,467	$—	$—	$106,467
Marketable securities held to maturity	509,008	—	475,068	—	475,068
Loans, net	2,344,245	—	—	2,217,606	2,217,606
Accrued interest receivable	11,555	—	11,555	—	11,555
Nonmarketable equity securities	25,585	—	25,585	—	25,585
Financial liabilities:
Deposits	$2,681,154	$2,326,615	$351,981	$—	$2,678,596
Securities sold under repurchase agreements	7,221	—	7,221	—	7,221
Accrued interest payable	2,348	—	2,348	—	2,348
Federal Home Loan Bank advances	290,000	—	289,926	—	289,926
Subordinated debt	49,153	—	50,025	—	50,025

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

	Fair value measurements as of December 31, 2021 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$499,605	$499,605	$—	$—	$499,605
Marketable securities held to maturity	184,263	—	192,472	—	192,472
Loans, net	1,876,076	—	—	1,883,756	1,883,756
Accrued interest receivable	8,901	—	8,901	—	8,901
Nonmarketable equity securities	15,344	—	15,344	—	15,344
Financial liabilities:
Deposits	$2,670,827	$2,341,048	$330,356	$—	$2,671,404
Securities sold under repurchase agreements	14,151	—	14,151	—	14,151
Accrued interest payable	481	—	481	—	481
Federal Home Loan Bank advances	47,500	—	47,501	—	47,501
Subordinated debt	19,810	—	17,833	—	17,833

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values (Level 1).

Marketable Securities Held to Maturity: The fair values for marketable securities held to maturity are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

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

Off-balance Sheet Instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ending December 31, 2022:

	Gains (Losses) on Cash Flow Hedges	Unrealized (Losses) Gains on Available for Sale Securities	Unrealized Gains (Losses) on Held to Maturity Securities	Total
Beginning balance	$188	$5,342	$775	$6,305
Other comprehensive income (loss) before reclassification and tax effect	497	(33,175)	(1,535)	(34,213)
Tax effect	—	6,967	(2,770)	4,197
Amounts reclassified from accumulated other comprehensive loss	(685)	136	—	(549)
Net current period other comprehensive loss	(188)	(26,072)	(4,305)	(30,565)
Ending balance	$—	$(20,730)	$(3,530)	$(24,260)

The following are amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2022:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized gain on available for sale securities	$(172)	Net realized gain on sale of securities available for sale
Tax effect	36	Tax expense
Net of tax	$(136)

The following are changes in accumulated other comprehensive income by component, net of tax, for the year ended December 31, 2021:

	(Losses) Gains on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized (Losses) Gains on Held to Maturity Securities	Total
Beginning balance	$(1,151)	$10,780	$—	$9,629
Other comprehensive income (loss) before reclassification and tax effect	873	(6,884)	(1,374)	(7,385)
Tax effect	—	1,446	2,149	3,595
Amounts reclassified from accumulated other comprehensive loss	466	—	—	466
Net current period other comprehensive income (loss)	1,339	(5,438)	775	(3,324)
Ending balance	$188	$5,342	$775	$6,305

The following are changes in accumulated other comprehensive (loss) income by component, net of tax, for the year ended December 31, 2020:

	Losses on Cash Flow Hedges	Unrealized (Losses) Gains on Available for Sale Securities	Unrealized (Losses) Gains on Held to Maturity Securities	Total
Beginning balance	$(526)	$(1,221)	$(46)	$(1,793)
Other comprehensive income (loss) before tax effect	(625)	15,194	46	14,615
Tax effect	—	(3,193)	—	(3,193)
Net current period other comprehensive income (loss)	(625)	12,001	46	11,422
Ending balance	$(1,151)	$10,780	$—	$9,629

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

There were no amounts reclassified out of accumulated other comprehensive (loss) income for the year ended December 31, 2020.

NOTE 22 - EARNINGS PER SHARE

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

The computations of basic and diluted earnings per share for the Company were as follows (in thousands except per share amounts) as of December 31:

	2022	2021	2020
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$40,447	$39,806	$27,402

Denominator:
Weighted-average shares outstanding (basic)	11,980,209	12,065,182	12,219,420
Effect of dilutive securities:
Common stock equivalent shares from stock options	112,638	146,576	36,059
Weighted-average shares outstanding (diluted)	12,092,847	12,211,758	12,255,480

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$3.38	$3.30	$2.25
Diluted	$3.34	$3.26	$2.24

NOTE 23 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Guaranty Bancshares, Inc. follows:

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$6,848	$2,709
Investment in banking subsidiary	339,168	326,489
Other assets	1,351	627
Total assets	$347,367	$329,825

LIABILITIES AND EQUITY
Line of credit	$—	$5,000
Subordinated debt, net	49,153	19,810
Accrued expenses and other liabilities	3,230	2,801
Shareholders’ equity	294,984	302,214
Total liabilities and shareholders’ equity	$347,367	$329,825

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Interest income	$8	$7	$10
Dividends from Guaranty Bank & Trust	—	18,000	—
	8	18,007	10
Expenses
Interest expense	1,755	916	939
Other expenses	1,974	2,520	2,000
	3,729	3,436	2,939
(Loss) income before income tax and equity in undistributed income of subsidiary	(3,721)	14,571	(2,929)
Income tax benefit	924	718	574
(Loss) income before equity in undistributed earnings of subsidiary	(2,797)	15,289	(2,355)
Equity in undistributed earnings of subsidiary	43,244	24,517	29,757
Net earnings	$40,447	$39,806	$27,402
Comprehensive income	$9,882	$36,482	$38,824

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net earnings	$40,447	$39,806	$27,402
Adjustments:
Equity in undistributed subsidiary earnings	(43,244)	(24,517)	(29,757)
Stock based compensation	688	733	749
Change in other assets	(724)	(176)	18
Change in other liabilities	226	44	(673)
Net cash (used in) provided by operating activities	(2,607)	15,890	(2,261)

Cash flows from investing activities
Net cash provided by investing activities	—	—	—

Cash flows from financing activities
Proceeds of borrowings	35,436	10,000	40,000
Repayments of borrowings	(11,093)	(17,000)	(19,000)
Purchase of treasury stock	(8,838)	—	(16,927)
Exercise of stock options	1,565	2,019	638
Cash dividends paid	(10,324)	(9,427)	(8,487)
Net cash used in financing activities	6,746	(14,408)	(3,776)

Net change in cash and cash equivalents	4,139	1,482	(6,037)
Beginning cash and cash equivalents	2,709	1,227	7,264
Ending cash and cash equivalents	$6,848	$2,709	$1,227