Form 10-Q
period 2023-03-31
GUARANTY BANCSHARES INC /TX/
filed 2023-05-05
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of May 3, 2023, there were 11,800,776 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$59,030	$52,390
Federal funds sold	95,400	47,275
Interest-bearing deposits	3,695	6,802
Total cash and cash equivalents	158,125	106,467
Securities available for sale	173,744	188,927
Securities held to maturity	476,105	509,008
Loans held for sale	1,260	3,156
Loans, net of allowance for credit losses of $31,953 and $31,974, respectively	2,344,240	2,344,245
Accrued interest receivable	10,443	11,555
Premises and equipment, net	55,457	54,291
Other real estate owned	38	38
Cash surrender value of life insurance	38,619	38,404
Core deposit intangible, net	1,746	1,859
Goodwill	32,160	32,160
Other assets	64,350	61,385
Total assets	$3,356,287	$3,351,495
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$992,527	$1,052,144
Interest-bearing	1,630,841	1,629,010
Total deposits	2,623,368	2,681,154
Securities sold under agreements to repurchase	13,338	7,221
Accrued interest and other liabilities	30,125	28,409
Federal Home Loan Bank advances and Federal Funds Purchased	340,000	290,000
Subordinated debt, net	49,186	49,153
Total liabilities	3,056,017	3,055,937
Commitments and contingencies (see Note 11)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,217,952 and 14,208,558 shares issued, and 11,925,357 and 11,941,672 shares outstanding, respectively	14,218	14,209
Additional paid-in capital	228,091	227,727
Retained earnings	143,102	137,565
Treasury stock, 2,292,595 and 2,266,886 shares, respectively, at cost	(61,001)	(60,257)
Accumulated other comprehensive loss	(24,710)	(24,260)
Equity attributable to Guaranty Bancshares, Inc.	299,700	294,984
Noncontrolling interest	570	574
Total equity	300,270	295,558
Total liabilities and equity	$3,356,287	$3,351,495

See accompanying notes to consolidated financial statements.

1.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest income
Loans, including fees	$32,157	$22,272
Securities
Taxable	2,814	1,953
Nontaxable	1,304	1,150
Nonmarketable equity securities	419	408
Federal funds sold and interest-bearing deposits	450	110
Total interest income	37,144	25,893

Interest expense
Deposits	7,655	1,242
FHLB advances and federal funds purchased	3,774	46
Subordinated debt	540	246
Other borrowed money	13	36
Total interest expense	11,982	1,570

Net interest income	25,162	24,323
Provision for (reversal of) credit losses	—	(1,250)
Net interest income after provision for (reversal of) credit losses	25,162	25,573

Noninterest income
Service charges	1,077	976
Net realized gain on sales of securities available for sale	93	—
Net realized gain on sale of loans	314	905
Merchant and debit card fees	1,674	1,611
Other income	1,747	2,987
Total noninterest income	4,905	6,479

Noninterest expense
Employee compensation and benefits	12,264	11,532
Occupancy expenses	2,830	2,711
Other expenses	4,873	4,836
Total noninterest expense	19,967	19,079

Income before income taxes	10,100	12,973
Income tax provision	1,823	2,235
Net earnings	$8,277	$10,738
Net loss attributable to noncontrolling interest	4	—
Net earnings attributable to Guaranty Bancshares, Inc.	$8,281	$10,738
Basic earnings per share	$0.69	$0.89
Diluted earnings per share	$0.69	$0.88

See accompanying notes to consolidated financial statements.

2.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net earnings	$8,277	$10,738
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period, net of tax	$(37)	$(16,213)
Reclassification adjustment for net gains included in net earnings, net of tax	(73)	—
Amortization of net unrealized losses on held to maturity securities	(340)	(776)
Unrealized losses on securities, net of tax	(450)	(16,989)

Unrealized losses on interest rate swaps:
Unrealized holding gains arising during the period	—	497
Reclassification of realized gains on interest rate swap termination from accumulated other comprehensive income	—	(685)
Unrealized losses on interest rate swaps	—	(188)

Total other comprehensive loss	(450)	(17,177)

Comprehensive income (loss)	7,827	(6,439)
Less comprehensive loss attributable to noncontrolling interest	4	—
Comprehensive income (loss) attributable to Guaranty Bancshares, Inc.	$7,831	$(6,439)

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Three Months Ended March 31, 2023
Balance at December 31, 2022	$—	$14,209	$227,727	$137,565	$(60,257)	$(24,260)	$574	$295,558
Net earnings	—	—	—	8,281	—	—	(4)	8,277
Other comprehensive loss	—	—	—	—	—	(450)	—	(450)
Exercise of stock options	—	8	217	—	—	—	—	225
Purchase of treasury stock	—	—	—	—	(744)	—	—	(744)
Restricted stock grants	—	1	(1)	—	—	—	—	—
Stock based compensation	—	—	148	—	—	—	—	148
Cash dividends:
Common - $0.23 per share	—	—	—	(2,744)	—	—	—	(2,744)
Total equity at March 31, 2023	$—	$14,218	$228,091	$143,102	$(61,001)	$(24,710)	$570	$300,270

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
For the Three Months Ended March 31, 2022
Balance at December 31, 2021	$—	$14,139	$225,544	$107,645	$(51,419)	$6,305	$—	$302,214
Net earnings	—	—	—	10,738	—	—	—	10,738
Other comprehensive loss	—	—	—	—	—	(17,177)	—	(17,177)
Purchase of treasury stock	—	—	—	—	(1,993)	—	—	(1,993)
Stock based compensation	—	—	156	—	—	—	—	156
Cash dividends:
Common - $0.22 per share	—	—	—	(2,656)	—	—	—	(2,656)
Equity attributable to Guaranty Bancshares, Inc. at March 31, 2022	$—	$14,139	$225,700	$115,727	$(53,412)	$(10,872)	$—	$291,282
Contributions from noncontrolling interest	—	—	—	—	—	—	598	598
Total equity at March 31, 2022	$—	$14,139	$225,700	$115,727	$(53,412)	$(10,872)	$598	$291,880

See accompanying notes to consolidated financial statements.

4.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net earnings	$8,277	$10,738
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,018	1,069
Amortization	194	219
Deferred taxes	(1,157)	(4,188)
Premium amortization, net of discount accretion	760	1,399
Net realized gain on sales of securities available for sale	(93)	—
Gain on sale of loans	(314)	(905)
Provision for (reversal of) credit losses	—	(1,250)
Origination of loans held for sale	(10,488)	(25,758)
Proceeds from loans held for sale	12,698	29,626
Net gain on sale of premises, equipment, other real estate owned and other assets	—	(39)
Stock based compensation	148	156
Net change in accrued interest receivable and other assets	(930)	6,792
Net change in accrued interest payable and other liabilities	1,599	804
Net cash provided by operating activities	$11,712	$18,663

Cash flows from investing activities
Securities available for sale:
Proceeds from sales	$7,239	$—
Proceeds from maturities and principal repayments	7,396	14,431
Securities held to maturity:
Purchases	—	(915,587)
Proceeds from maturities and principal repayments	32,305	603,937
Net originations of loans	5	(106,123)
Purchases of premises and equipment	(2,184)	(1,685)
Proceeds from sale of premises, equipment, other real estate owned and other assets	—	72
Net cash provided by (used in) investing activities	$44,761	$(404,955)

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from financing activities
Net change in deposits	$(57,786)	$126,920
Net change in securities sold under agreements to repurchase	6,117	(3,061)
Proceeds from FHLB advances	1,585,000	—
Repayment of FHLB advances	(1,535,000)	(40,000)
Proceeds from line of credit	—	1,000
Repayment of line of credit	—	(6,000)
Proceeds from issuance of subordinated debt	—	34,336
Purchase of treasury stock	(744)	(1,993)
Exercise of stock options	225	—
Cash dividends paid	(2,627)	(2,424)
Net cash (used in) provided by financing activities	$(4,815)	$108,778
Net change in cash and cash equivalents	51,658	(277,514)
Cash and cash equivalents at beginning of period	106,467	499,605
Cash and cash equivalents at end of period	$158,125	$222,091

Supplemental disclosures of cash flow information
Interest paid	$10,467	$1,460

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,744	$2,656
Lease right of use assets obtained in exchange for lease liabilities	568	—
Contributions from noncontrolling interest	—	598

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

Basis of Presentation: The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2022, included in Guaranty’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Recent Accounting Pronouncements: In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for troubled debt restructurings ("TDRs") by creditors in ASC 310-40. The update also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Finally, the amendments in this ASU require a public business entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. The Company adopted this ASU effective on January 1, 2023, and used the modified retrospective method, which did not have a significant impact on its consolidated financial statements. The new modification disclosure

(Continued)

7.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

requirements are applied on a prospective basis.

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of March 31, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,943	$—	$2,302	$27,641
Municipal securities	3,186	216	—	3,402
Mortgage-backed securities	139,187	—	15,609	123,578
Collateralized mortgage obligations	20,805	3	1,685	19,123
Total available for sale	$193,121	$219	$19,596	$173,744

Held to maturity:
U.S. government agencies	$9,178	$—	$1,166	$8,012
Treasury securities	113,939	—	1,915	112,024
Municipal securities	181,986	670	7,575	175,081
Mortgage-backed securities	130,138	—	14,726	115,412
Collateralized mortgage obligations	40,864	—	7,089	33,775
Total held to maturity	$476,105	$670	$32,471	$444,304

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,964	$—	$2,177	$27,787
Municipal securities	10,324	326	8	10,642
Mortgage-backed securities	145,896	1	15,556	130,341
Collateralized mortgage obligations	21,981	3	1,827	20,157
Total available for sale	$208,165	$330	$19,568	$188,927

Held to maturity:
U.S. government agencies	$9,141	$—	$1,259	$7,882
Treasury securities	133,735	—	2,921	130,814
Municipal securities	191,680	658	8,285	184,053
Mortgage-backed securities	132,693	—	14,708	117,985
Collateralized mortgage obligations	41,759	—	7,425	34,334
Total held to maturity	$509,008	$658	$34,598	$475,068

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. During the second quarter of 2022, we transferred $106,157 of securities from available for sale to held to maturity, which included a net unrealized loss on the date of transfer of $13,186. During the third quarter of 2021, we transferred $172,292 of securities from available for sale to held to maturity, which included a net unrealized gain on the date of transfer of $10,235. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and they netted to an unrealized loss of $6,201 at March 31, 2023 compared to an unrealized loss of $5,861 at December 31, 2022. This amount will continue to be amortized and accreted out of accumulated other comprehensive (loss) income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of March 31, 2023 or December 31, 2022.

(Continued)

8.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Information pertaining to securities with gross unrealized losses as of March 31, 2023 and December 31, 2022, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2023	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(550)	$8,975	$(1,752)	$18,666	$(2,302)	$27,641
Mortgage-backed securities	(441)	17,739	(15,168)	105,836	(15,609)	123,575
Collateralized mortgage obligations	(124)	5,037	(1,561)	13,927	(1,685)	18,964
Total available for sale	$(1,115)	$31,751	$(18,481)	$138,429	$(19,596)	$170,180

Held to maturity:
U.S. government agencies	$—	$—	$(1,166)	$8,012	$(1,166)	$8,012
Treasury securities	(1,915)	112,024	—	—	(1,915)	112,024
Municipal securities	(1,543)	88,278	(6,032)	37,920	(7,575)	126,198
Mortgage-backed securities	(2,851)	47,028	(11,875)	68,384	(14,726)	115,412
Collateralized mortgage obligations	(384)	4,706	(6,705)	29,069	(7,089)	33,775
Total held to maturity	$(6,693)	$252,036	$(25,778)	$143,385	$(32,471)	$395,421

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2022	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(1,518)	$20,323	$(659)	$7,464	(2,177)	27,787
Municipal securities	(8)	1,659	—	—	(8)	1,659
Mortgage-backed securities	(6,150)	74,146	(9,406)	55,826	(15,556)	129,972
Collateralized mortgage obligations	(908)	16,575	(919)	3,411	(1,827)	19,986
Total available for sale	$(8,584)	$112,703	$(10,984)	$66,701	$(19,568)	$179,404

Held to maturity:
U.S. government agencies	$(1,259)	$7,882	$—	$—	$(1,259)	$7,882
Treasury securities	(2,921)	130,814	—	—	(2,921)	130,814
Municipal securities	(7,071)	118,117	(1,214)	3,701	(8,285)	121,818
Mortgage-backed securities	(8,355)	80,556	(6,353)	37,429	(14,708)	117,985
Collateralized mortgage obligations	(1,031)	10,750	(6,394)	23,584	(7,425)	34,334
Total held to maturity	$(20,637)	$348,119	$(13,961)	$64,714	$(34,598)	$412,833

There were 278 investments in an unrealized loss position at March 31, 2023, of which 83 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses. The available for sale securities in a loss position were composed of U.S. government agencies, corporate bonds, collateralized mortgage obligations and mortgage-backed securities. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of March 31, 2023 and 2022 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under CECL. As of March 31, 2023 and December 31, 2022, our held to maturity securities consisted of U.S. government agencies, municipal bonds, treasury securities and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, no allowance for credit losses has been recorded for these securities.

As of March 31, 2023, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of total equity attributable to Guaranty Bancshares, Inc.

Securities with fair values of approximately $348,750 and $396,584 at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of available for sale securities and the associated gains and losses are listed below for the:

	Three Months Ended March 31,
	2023	2022
Proceeds from sales	$7,239	$—
Gross gains	119	—
Gross losses	(26)	—

The contractual maturities at March 31, 2023 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
March 31, 2023	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$74,980	$73,848
Due after one year through five years	11,063	10,578	70,556	69,126
Due after five years through ten years	18,880	17,063	86,353	83,208
Due after ten years	3,186	3,402	73,214	68,935
Mortgage-backed securities	139,187	123,578	130,138	115,412
Collateralized mortgage obligations	20,805	19,123	40,864	33,775
Total securities	$193,121	$173,744	$476,105	$444,304

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	March 31, 2023	December 31, 2022
Commercial and industrial	$295,936	$314,067
Real estate:
Construction and development	372,203	377,135
Commercial real estate	900,190	887,587
Farmland	190,802	185,817
1-4 family residential	499,944	493,061
Multi-family residential	44,760	45,147
Consumer	60,163	61,394
Agricultural	13,545	13,686
Overdrafts	270	282
Total loans	2,377,813	2,378,176
Net of:
Deferred loan fees, net	(1,620)	(1,957)
Allowance for credit losses	(31,953)	(31,974)
Total net loans(1)	$2,344,240	$2,344,245

(1) Excludes accrued interest receivable on loans of $7.7 million and $7.6 million as of March 31, 2023 and December 31, 2022, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider possible extensions, renewals or modifications. The following tables present the activity in the ACL by class of loans for the three months ended March 31, 2023, for the year ended December 31, 2022 and for the three months ended March 31, 2022:

For the Three Months Ended March 31, 2023	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974
Provision for (reversal of) for credit losses	(239)	(25)	32	78	24	(11)	82	(4)	63	—
Loans charged-off	(3)	—	—	—	—	—	(7)	(3)	(81)	(94)
Recoveries	8	—	—	—	—	—	45	2	18	73
Ending balance	$4,148	$4,864	$12,690	$2,086	$6,641	$479	$898	$144	$3	$31,953

For the Year Ended December 31, 2022	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433
(Reversal of) provision for credit losses	902	668	(1,108)	310	769	94	283	(20)	252	2,150
Loans charged-off	(192)	—	—	—	—	—	(322)	—	(335)	(849)
Recoveries	72	—	1	—	30	—	55	—	82	240
Ending balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974

For the Three Months Ended March 31, 2022	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	30,433
Provision for (reversal of) credit losses	230	(323)	(1,569)	302	(119)	60	146	(13)	36	(1,250)
Loans charged-off	(119)	—	—	—	—	—	(17)	—	(67)	(203)
Recoveries	39	—	1	—	30	—	16	—	30	116
Ending balance	$3,750	$3,898	$12,197	$2,000	$5,729	$456	$907	$156	$3	$29,096

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

In the first quarter of 2022, all remaining COVID-specific qualitative factors were removed and a reverse provision of $1,250 was recorded to account for significant improvements in COVID-related health statistics and economic impacts through that time period. However, growth in the loan portfolio during subsequent quarters, as well as declines in economic outlooks in 2022 and an adjustment to qualitative factors for an expected 2023 recession resulted in a $2,150 provision expense for the year ended December 31, 2022. There was no provision for loan losses recorded in during the first quarter of 2023.

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

(Continued)

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of March 31, 2023:

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$20,706	$86,053	$53,172	$17,774	$10,891	$16,203	$88,735	$293,534
Special mention	—	—	—	—	287	—	640	927
Substandard	—	13	—	240	410	204	—	867
Nonaccrual	—	135	343	75	—	31	24	608
Total commercial and industrial loans	$20,706	$86,201	$53,515	$18,089	$11,588	$16,438	$89,399	$295,936

Charge-offs	$—	$—	$—	$—	$—	$(3)	$—	$(3)
Recoveries	—	—	—	—	—	4	4	8
Current period net	$—	$—	$—	$—	$—	$1	$4	$5

Construction and development:
Pass	$12,877	$177,829	$127,875	$16,879	$8,031	$13,573	$11,750	$368,814
Special mention	—	893	—	—	—	—	—	893
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	262	799	—	—	1,435	—	2,496
Total construction and development loans	$12,877	$178,984	$128,674	$16,879	$8,031	$15,008	$11,750	$372,203

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$19,634	$356,222	$148,170	$85,555	$59,890	$194,906	$15,545	$879,922
Special mention	—	—	—	1,291	—	5,961	—	7,252
Substandard	—	1,617	—	262	—	4,181	—	6,060
Nonaccrual	—	—	—	—	87	6,869	—	6,956
Total commercial real estate loans	$19,634	$357,839	$148,170	$87,108	$59,977	$211,917	$15,545	$900,190

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$10,605	$91,287	$50,961	$9,384	$6,530	$17,194	$4,642	$190,603
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	30	60	—	90
Nonaccrual	—	—	—	—	—	109	—	109
Total farmland loans	$10,605	$91,287	$50,961	$9,384	$6,560	$17,363	$4,642	$190,802

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$13,428	$144,109	$130,185	$48,171	$29,331	$110,684	$20,781	$496,689
Special mention	—	—	45	—	47	123	—	215
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	300	429	183	112	1,316	700	3,040
Total 1-4 family residential loans	$13,428	$144,409	$130,659	$48,354	$29,490	$112,123	$21,481	$499,944

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$—	$18,146	$18,225	$2,438	$4,182	$1,678	$91	$44,760
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$—	$18,146	$18,225	$2,438	$4,182	$1,678	$91	$44,760

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$7,309	$27,868	$9,807	$4,593	$1,370	$3,084	$6,201	$60,232
Special mention	—	10	9	—	19	9	—	47
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	22	79	25	10	18	—	154
Total consumer loans and overdrafts	$7,309	$27,900	$9,895	$4,618	$1,399	$3,111	$6,201	$60,433

Charge-offs	$(81)	$(4)	$(3)	$—	$—	$—	$—	$(88)
Recoveries	18	—	1	—	—	4	40	63
Current period net	$(63)	$(4)	$(2)	$—	$—	$4	$40	$(25)

Agricultural:
Pass	$652	$2,503	$1,483	$929	$459	$716	$6,736	$13,478
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	25	—	25
Nonaccrual	—	—	—	—	—	42	—	42
Total agricultural loans	$652	$2,503	$1,483	$929	$459	$783	$6,736	$13,545

Charge-offs	$—	$—	$—	$—	$—	$(3)	$—	$(3)
Recoveries	—	—	—	—	—	2	—	2
Current period net	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Total loans:
Pass	$85,211	$904,017	$539,878	$185,723	$120,684	$358,038	$154,481	$2,348,032
Special mention	—	903	54	1,291	353	6,093	640	9,334
Substandard	—	1,630	—	502	440	4,470	—	7,042
Nonaccrual	—	719	1,650	283	209	9,820	724	13,405
Total loans	$85,211	$907,269	$541,582	$187,799	$121,686	$378,421	$155,845	$2,377,813

Charge-offs	$(81)	$(4)	$(3)	$—	$—	$(6)	$—	$(94)
Recoveries	18	—	1	—	—	10	44	73
Total current period net (charge-offs) recoveries	$(63)	$(4)	$(2)	$—	$—	$4	$44	$(21)

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

(Continued)

18.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$32,817	$11,789	$5,455	$1,835	$3,079	$473	$6,008	$61,456
Special mention	14	4	—	28	4	—	—	50
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	17	93	21	12	23	4	—	170
Total consumer loans and overdrafts	$32,848	$11,886	$5,476	$1,875	$3,106	$477	$6,008	$61,676

Charge-offs	$(335)	$(26)	$(25)	$(21)	$—	$—	$(250)	$(657)
Recoveries	83	3	6	11	1	33	—	137
Current period net	$(252)	$(23)	$(19)	$(10)	$1	$33	$(250)	$(520)

Agricultural:
Pass	$3,148	$1,914	$984	$491	$392	$422	$6,243	$13,594
Special mention	—	—	—	—	—	3	—	3
Substandard	—	—	—	—	—	32	—	32
Nonaccrual	—	—	—	—	4	53	—	57
Total agricultural loans	$3,148	$1,914	$984	$491	$396	$510	$6,243	$13,686

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$916,957	$557,131	$193,161	$127,738	$96,026	$285,125	$174,751	$2,350,889
Special mention	919	135	1,343	361	2,598	3,586	905	9,847
Substandard	1,350	—	246	454	218	4,324	—	6,592
Nonaccrual	89	274	282	224	1,580	8,399	—	10,848
Total loans	$919,315	$557,540	$195,032	$128,777	$100,422	$301,434	$175,656	$2,378,176

Charge-offs	$(335)	$(26)	$(92)	$(21)	$—	$—	$(375)	$(849)
Recoveries	83	3	6	11	2	95	40	240
Total current period net charge-offs	$(252)	$(23)	$(86)	$(10)	$2	$95	$(335)	$(609)
There were no loans classified in the “doubtful” or “loss” risk rating categories as of March 31, 2023 and December 31, 2022.

(Continued)

19.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

There were no individually evaluated collateral-dependent loans within the ACL model as of March 31, 2023 or December 31, 2022.

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

March 31, 2023	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$449	$79	$208	$736	$295,200	$295,936	$—
Real estate:
Construction and development	1,347	—	2,306	3,653	368,550	372,203	—
Commercial real estate	353	—	6,675	7,028	893,162	900,190	—
Farmland	129	97	—	226	190,576	190,802	—
1-4 family residential	2,586	290	1,840	4,716	495,228	499,944	—
Multi-family residential	—	—	—	—	44,760	44,760	—
Consumer	697	78	81	856	59,307	60,163	—
Agricultural	—	40	—	40	13,505	13,545	—
Overdrafts	—	—	—	—	270	270	—
Total	$5,561	$584	$11,110	$17,255	$2,360,558	$2,377,813	$—

December 31, 2022	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$440	$44	$105	$589	$313,478	$314,067	$—
Real estate:
Construction and development	258	73	1,435	1,766	375,369	377,135	—
Commercial real estate	882	354	6,708	7,944	879,643	887,587	—
Farmland	129	79	—	208	185,609	185,817	—
1-4 family residential	2,101	547	572	3,220	489,841	493,061	—
Multi-family residential	—	—	—	—	45,147	45,147	—
Consumer	164	118	70	352	61,042	61,394	—
Agricultural	37	10	—	47	13,639	13,686	—
Overdrafts	—	—	—	—	282	282	—
Total	$4,011	$1,225	$8,890	$14,126	$2,364,050	$2,378,176	$—

The following table presents information regarding nonaccrual loans as of:

	March 31, 2023	December 31, 2022
Commercial and industrial	$608	$115
Real estate:
Construction and development	2,496	1,435
Commercial real estate	6,956	7,271
Farmland	109	109
1-4 family residential	3,040	1,691
Consumer and overdrafts	154	170
Agricultural	42	57
Total	$13,405	$10,848

There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in

(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The following table presents the amortized cost basis of loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023	Term Extension	Total Class of Financing Receivable
Consumer	$49	0.1%
Total loans	$49	0.1%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

Term Extension
Loan Type	Financial Effect
Consumer	Amortization period was extended by a weighted-average period of 7.2 years.

The following table provides an age analysis of loans made to borrowers experiencing financial difficult that were modified on or after our ASU 2022-02 adoption date of January 1, 2023:

	Current	30 to 89 Days Past Due	90 Days or Greater Past Due
Consumer	49	—	—
Total loans	$49	$—	$—

As of March 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2023 that subsequently defaulted.

There were no loans restructured during the three months ended March 31, 2022.
NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

Securities sold under agreements to repurchase were $13,338 and $7,221 as of March 31, 2023 and December 31, 2022, respectively, and are secured by mortgage-backed securities and collateralized mortgage obligations.

The Company has an unsecured $25,000 revolving line of credit, which had no outstanding balance at March 31, 2023 or December 31, 2022, bears interest at the greater of (i) the prime rate, which was 8.00% at March 31, 2023, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2024.

Federal Home Loan Bank (FHLB) advances bear interest based on a fixed or variable rate, payable monthly, with all principal due at maturity. The following table presents the scheduled maturities of fixed and variable rate FHLB advances and their weighted average rates, as of March 31, 2023:

Year	Current Weighted Average Rate	Principal Due
Fixed rate advances
2023	5.03%	$260,000
2024	4.38%	10,000
Total fixed rate FHLB advances		$270,000
Variable rate advances
2023	4.98%	$70,000
Total variable rate FHLB advances		70,000
Total FHLB advances		$340,000

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 5 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	March 31, 2023	December 31, 2022
Trust III Debentures	2,062	2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note	34,469	34,436
Other debentures	7,500	7,500
	$49,186	$49,153

As of March 31, 2023, the Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I”). Upon formation, the Trusts issued pass-through securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts (comprised of Trust III and DCB Trust I) issued common securities to the Company. The Trusts invested the proceeds of the sales of securities to the Company (“Debentures”). The Debentures mature approximately 30 years after the formation date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

	Trust III	DCB Trust I
Formation date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at March 31, 2023 and December 31, 2022. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Subordinated Note

In March 2022, the Company completed a private placement of $35,000 aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three-month term Secured Overnight Financing Rate ("SOFR") plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of related unamortized issuance costs on the consolidated balance sheets.

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. Various of these debentures have matured since issuance and $7,500 remains as of March 31, 2023. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the maturity date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

The scheduled principal payments and weighted average rates of the Debentures, the subordinated note and other debentures are as follows:

Year	Current Weighted Average Rate	Principal Due
2023	2.85%	3,500
2024	3.74%	4,000
Thereafter	4.20%	42,217
Total scheduled principal payments		$49,717
Unamortized debt issuance costs		(531)
		$49,186

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

A summary of stock option activity in the Plan during the three months ended March 31, 2023 and 2022 follows:

Three Months Ended March 31, 2023	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	497,820	$28.07	5.87	$3,402
Granted	15,500	29.91
Exercised	(8,800)	25.57
Forfeited	(15,440)	30.42
Balance, March 31, 2023	489,080	$28.10	5.77	$1,037

Exercisable at end of period	281,500	$25.57	4.26	$850

Three Months Ended March 31, 2022	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	502,780	$25.77	5.59	$5,936
Granted	39,000	35.89
Forfeited	(5,060)	26.92
Balance, March 31, 2022	536,720	$26.50	5.65	$4,626

Exercisable at end of period	307,086	$24.30	4.28	$3,285

A summary of nonvested stock option activity in the Plan during the three months ended March 31, 2023 and 2022 follows:

Three Months Ended March 31, 2023	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	216,480	$5.95
Granted	15,500	6.02
Vested	(18,200)	5.62
Forfeited	(6,200)	13.10
Balance, March 31, 2023	207,580	$5.99

Three Months Ended March 31, 2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	207,084	$5.23
Granted	39,000	6.03
Vested	(14,030)	5.21
Forfeited	(2,420)	9.13
Balance, March 31, 2022	229,634	$5.38

Information related to stock options in the Plan is as follows for the three months ended:

	March 31, 2023	March 31, 2022
Intrinsic value of options exercised	$22	$—
Cash received from options exercised	225	—
Weighted average fair value of options granted	6.02	6.03

(Continued)

24.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Restricted Stock Awards

A summary of restricted stock activity in the Plan during the three months ended March 31, 2023 and 2022 follows:

Three Months Ended March 31, 2023	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	18,930	$27.51
Granted	1,474	34.10
Vested	(2,970)	27.50
Forfeited	(880)	27.78
Balance, March 31, 2023	16,554	$29.03

Three Months Ended March 31, 2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	30,190	$27.52
Vested	(4,070)	27.50
Balance, March 31, 2022	26,120	$27.52

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of March 31, 2023, there was $1,610 of total unrecognized compensation expense related to nonvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.25 years.

The Company granted options under the Plan during the first three months of 2022 and 2022. Expense of $148 and $156 was recorded during the three months ended March 31, 2023 and 2022, respectively, which represents the fair value of shares, restricted stock and stock options vested during those periods.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the three months ended March 31, 2023 and 2022 totaled $493 and $436, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of March 31, 2023, the number of shares held by the KSOP was 996,529. There were no unallocated shares to plan participants as of March 31, 2023, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a nonqualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $38,619 and $38,404 as of March 31, 2023 and December 31, 2022, respectively.

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Expense related to these plans totaled $360 and $322 for the three months ended March 31, 2023 and 2022, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $5,694 and $5,388 as of March 31, 2023 and December 31, 2022, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the three months ended March 31, 2023 and 2022 totaled $875 and $1,267, respectively, which included accrued bonus expense at March 31, 2023 and December 31, 2022 of $575 and $2,332, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings and the accrual is included in accrued interest and other liabilities on the consolidated balance sheets.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 13 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of March 31, 2023, operating lease right-of-use assets were $12,958 and liabilities were $13,592, and as of December 31, 2022, lease assets and liabilities were $12,896 and $13,520, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the three months ended March 31, 2023 and 2022 was approximately $578 and $549, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	March 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$12,958	$12,896
Operating lease liabilities	13,592	13,520

Weighted average remaining lease term
Operating leases	7 years	8 years
Weighted average discount rate
Operating leases	2.04%	2.00%

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2027 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of March 31, 2023, are as follows:

Year Ended December 31,	Amount
2023	$2,208
2024	2,134
2025	1,962
2026	1,727
2027	1,536
Thereafter	4,370
Total lease payments	13,937
Less: interest	(345)
Present value of lease liabilities	$13,592

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended March 31,
	2023	2022
Income tax expense for the period	$1,823	$2,235
Effective tax rate	18.05%	17.23%

The effective tax rates differ from the statutory federal tax rate of 21% for the three and three months ended March 31, 2023 and 2022 largely due to tax exempt interest income earned on certain investment securities and loans.

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

In the first quarter of 2022, the Company terminated interest rate swaps that were originally designed to receive payments at a floating rate in exchange for paying a fixed rate, the objective of which was to reduce the overall cost of short-term 3-month FHLB advances that were renewed consistent with the reset terms on the interest rate swaps. The swaps were cancelled at a net gain of $685, which is included in other noninterest income in the Consolidated Statement of Earnings.

Interest expense recorded on these swap transactions totaled $63 during the three months ended March 31, 2022. This expense is reported as a component of interest expense on the debentures and the FHLB advances and federal funds purchased.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL with respect to these commitments as of March 31, 2023 and December 31, 2022.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. As of March 31, 2023 and December 31, 2022, no amounts have been recorded as an ACL for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	March 31, 2023	December 31, 2022
Commitments to extend credit	$464,307	$474,745
Letters of credit	8,272	8,289

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At March 31, 2023, the Company had letters of credit of $15,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

28.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of March 31, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it was subject.

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

As of March 31, 2023 and December 31, 2022, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since March 31, 2023 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $7,217 of trust preferred securities in Tier 1 capital as of both March 31, 2023 and December 31, 2022. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total capital to risk-weighted assets:
Consolidated	$363,916	14.57%	$199,775	8.00%	$262,204	10.50%	$249,718	10.00%
Bank	370,244	14.84%	199,659	8.00%	262,053	10.50%	249,574	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	298,241	11.94%	149,831	6.00%	212,260	8.50%	149,831	6.00%
Bank	339,038	13.58%	149,744	6.00%	212,138	8.50%	199,659	8.00%
Tier 1 capital to average assets:(1)
Consolidated	298,241	9.00%	132,598	4.00%	132,598	4.00%	n/a
Bank	339,038	10.24%	132,501	4.00%	132,501	4.00%	165,626	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	291,024	11.65%	112,373	4.50%	174,803	7.00%	n/a
Bank	339,038	13.58%	112,308	4.50%	174,702	7.00%	162,223	6.50%

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

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

March 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$123,578	$—	$123,578	$—
Collateralized mortgage obligations	19,123	—	19,123	—
Municipal securities	3,402	—	3,402	—
Corporate bonds	27,641	—	27,641	—
Loans held for sale	1,260	—	—	1,260
Cash surrender value of life insurance	38,619	—	38,619	—
SBA servicing assets	808	—	—	808

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	—	—	—	—

December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$130,341	$—	$130,341	$—
Collateralized mortgage obligations	20,157	—	20,157	—
Municipal securities	10,642	—	10,642	—
Corporate bonds	27,787	—	27,787	—
Loans held for sale	3,156	—	—	3,156
Cash surrender value of life insurance	38,404	—	38,404	—
SBA servicing assets	874	—	—	874

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	—	—	—	—

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2023 or during the year ended December 31, 2022.

(Continued)

31.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis include certain foreclosed assets which, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

As of March 31, 2023 and 2022, and December 31, 2022, there were no foreclosed assets that were remeasured and recorded at fair value.

As of March 31, 2023 and December 31, 2022, there were no nonrecurring level 3 fair value measurements requiring quantitative information.

There were no individually evaluated collateral dependent loans included in the ACL model as of March 31, 2023 or December 31, 2022.

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of March 31, 2023 and December 31, 2022, are as follows:

	Fair value measurements as of March 31, 2023 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$158,125	$158,125	$—	$—	$158,125
Marketable securities held to maturity	476,105	—	444,304	—	444,304
Loans, net	2,344,240	—	—	2,197,175	2,197,175
Accrued interest receivable	10,443	—	10,443	—	10,443
Nonmarketable equity securities	29,211	—	29,211	—	29,211
Financial liabilities:
Deposits	$2,623,368	$2,150,050	$470,651	$—	$2,620,701
Securities sold under repurchase agreements	13,338	—	13,338	—	13,338
Accrued interest payable	3,863	—	3,863	—	3,863
Federal Home Loan Bank advances	340,000	—	339,952	—	339,952
Subordinated debt	49,186	—	49,601	—	49,601

	Fair value measurements as of December 31, 2022 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$106,467	$106,467	$—	$—	$106,467
Marketable securities held to maturity	509,008	—	475,068	—	475,068
Loans, net	2,344,245	—	—	2,217,606	2,217,606
Accrued interest receivable	11,555	—	11,555	—	11,555
Nonmarketable equity securities	25,585	—	25,585	—	25,585
Financial liabilities:
Deposits	$2,681,154	$2,326,615	$351,981	$—	$2,678,596
Securities sold under repurchase agreements	7,221	—	7,221	—	7,221
Accrued interest payable	2,348	—	2,348	—	2,348
Federal Home Loan Bank advances	290,000	—	289,926	—	289,926
Subordinated debt	49,153	—	50,025	—	50,025

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
NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. Net losses attributable to the noncontrolling interest during the three months ended March 31, 2023 were $4, and is excluded from this calculation. There were no earnings or losses attributable to the noncontrolling interest during the three months ended March 31, 2022. Diluted earnings per share reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net earnings of the Company. Dilutive share equivalents include stock-based awards issued to employees.

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

(Continued)

33.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$8,281	$10,738

Denominator:
Weighted-average shares outstanding (basic)	11,939,593	12,109,074
Effect of dilutive securities:
Common stock equivalent shares from stock options	72,411	151,871
Weighted-average shares outstanding (diluted)	12,012,004	12,260,945

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$0.69	$0.89
Diluted	$0.69	$0.88

(Continued)

34.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) and any subsequent Quarterly Reports on Form 10-Q, the risk factors appearing in Item 1A of Part II of this Report, and the other risks and uncertainties listed from time to time in our reports and documents filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022. Unless the context indicates otherwise, references in this Report to “we,” “our,” “us,” and the “Company” refer to Guaranty Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries. References in this Report to “Guaranty Bank & Trust” and the “Bank” refer to Guaranty Bank & Trust, N.A., a national banking association and our wholly-owned consolidated subsidiary.

General

We were incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust. Since our founding, we have built a reputation based on financial stability and community leadership. In May 2017, we consummated an initial public offering of our common stock, which began trading on the Nasdaq Global Select Market until March 7, 2023, at which time our listing was transferred to the New York Stock Exchange, where our common stock continues to trade under the symbol "GNTY".

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

Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders' equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target markets and throughout the State of Texas.

RISK MANAGEMENT HIGHLIGHTS

In light of recent events, we are providing additional information below to highlight various risk management practices, as well as additional detail around the lower risk nature, composition and size of our loans, deposits and investment securities. These highlights help illustrate the more traditional and stable nature of our Bank model.

•
Granular and Reliable Deposit Base. As of March 31, 2023, we have 84,233 total deposit accounts with an average balance of $31,148. Excluding time deposits, 56.8% of our depositors have been customers of our Bank for more than 5 years and 89.0% have been customers for more than one year. We have a historically reliable core deposit base, with strong and trusted banking relationships, which was illustrated by an increase in total deposits of $8.3 million during March, despite general consumer uncertainty caused by the two bank failures in mid-March. Total deposits decreased $57.3 million in January, decreased by $8.8 million in February and increased by $8.3 million in March of 2023.

(Continued)

35.

As of March 31, 2023, our deposits accounts consisted of the following:

	March 31, 2023
(dollars in thousands)	Balance	Number of Accounts	Average Balance	% of Total Deposits
Consumer	$1,379,264	71,635	$19	52.6%
Commercial	960,904	12,040	80	36.6%
Public funds	283,200	548	517	10.8%
Total deposits	$2,623,368	84,223	$31	100.0%

Our level of uninsured deposits, excluding affiliate deposits (Guaranty-owned funds), public funds (all of which are collateralized) and director/officer accounts, is 30.3%. As of March 31, 2023, our total uninsured deposits of $994.1 million consisted of the following:

	March 31, 2023
(dollars in thousands)	Balance	Uninsured Balance	% Uninsured of Total Deposits
Affiliate deposits	$13,768	$12,708	0.5%
Customers	2,267,628	686,464	26.2%
Public funds	283,200	267,072	10.2%
Directors and officers	58,772	27,835	1.1%
Total	$2,623,368	$994,079	37.9%

Excluding public funds	$(283,200)	$(267,072)
Excluding affiliate deposits	(13,768)	(12,708)
Total, excluding public funds and affiliate deposits	$2,326,400	$714,299	30.7%

Excluding directors and officers	$(58,772)	$(27,835)
Total, excluding public funds, affiliate deposits and directors and officers	$2,267,628	$686,464	30.3%

As an additional resource to our uninsured depositors, we implemented the IntraFi CDARS program in late March 2023, which we began offering to our customers beginning April 1, 2023. This program allows deposit customers to obtain full FDIC deposit insurance while maintaining one time deposit relationship with our Bank.

We continued to increase interest rates paid on deposits during the quarter in order to pay competitive rates, however noninterest-bearing deposits continue to represent 37.8% of total deposits. Our cost of interest-bearing deposits increased 83 basis points during the quarter from 1.08% in the prior quarter to 1.91%, representing a beta on interest-bearing deposits of approximately 96.4% for the linked quarter. Our cost of total deposits (cost of funds) for the first quarter of 2023 increased 54 basis points from 0.64% in the prior quarter to 1.18%, representing a beta on total deposits of approximately 62.7% for the linked quarter.

On a trailing 12 month basis, our cost of interest-bearing deposits increased 66 basis points, from 0.32% at March 31, 2022 to 0.98% at March 31, 2023, representing a beta on interest-bearing deposits of approximately 24.5%. Our cost of total deposits increased 39 basis points from 0.20% at March 31, 2022 to 0.59%, representing a beta on total deposits of approximately 14.5%.

•
Granular Loan Portfolio and Concentration Risk. Loan concentrations create risk that should be closely monitored and limited. We do not have significant concentrations to any one borrower, industry or geography, other than loans within Texas. Our credit administration committee meets at least monthly and monitors the loan portfolio against internal guidelines and limits using NAICS codes, industry classifications, geography, call report codes and other metrics. Although our legal loan limit is nearly $54.2 million, we have an internal loan limit of $30.0 million and rarely approve large loans without a significant borrower relationship and robust underwriting. As shown in the table below, our large loan concentration commitments and outstanding balances as of March 31, 2023 are reasonable:

	March 31, 2023
(dollars in thousands)	Number of Accounts	Total Commitment	Balance	Weighted Average LTV
> $ 5 million	65	$459,788	$363,314	69.99%
> $ 10 million	10	139,513	93,544	50.98%
> $ 20 million	2	43,240	31,103	58.22%
Total	77	$642,541	$487,961	65.07%

(Continued)

36.

Commercial real estate (CRE) loans, particularly office related loans, have received increased scrutiny in recent months. Our CRE loans and real estate C&D loans represent 37.9% and 15.7% of the total loan portfolio, respectively. Office related loans represent 4.0% of the total loan portfolio, have an average balance of $504,000, 46.5% are owner occupied and only 21 of the 189 loans have committed balances over $1.0 million.

The table below illustrates the diversity of our portfolio as well as the relatively large number of lower average balance loans as of March 31, 2023:

	March 31, 2023
(dollars in thousands)	Balance	Number of Accounts	Average Balance	% of Total Loans
Commercial and industrial	$295,936	1,893	$156	12.4%
Real estate:
Construction and development	372,203	902	413	15.7%
Commercial real estate	900,190	1,057	852	37.9%
Farmland	190,802	527	362	8.0%
1-4 family residential	499,944	2,999	167	21.0%
Multi-family residential	44,760	36	1,243	1.9%
Consumer	60,163	4,331	14	2.5%
Agricultural	13,545	336	40	0.6%
Overdrafts	270	—	—	0.0%
Total loans	$2,377,813	12,081	$197	100.0%
•
Good Asset Quality. Nonperforming assets as a percentage of total assets were 0.40% at March 31, 2023, compared to 0.32% at December 31, 2022 and 0.08% at March 31, 2022. Net charge-offs (annualized) to average loans were 0.00% for the quarter ended March 31, 2023, compared to 0.01% for the quarter ended December 31, 2022, and 0.02% for the quarter ended March 31, 2022. Consistent with our CECL methodology, we calculated and recorded a provision for credit losses of $2.8 million during the fourth quarter of 2022, as we incorporated recession forecasts for 2023 into our CECL model at that time. Due to minimal loan growth, minimal net charge-offs and minimal downward risk rating migrations during the first quarter of 2023, no additional ACL provision was necessary.
•
Conservative Investment Portfolio. Our investment policies and strategies only allow for non-complex investments with little or no credit risk. Strategically, we strive to maintain an average life in the portfolio of five years or less, with longer duration securities usually in high quality municipal bonds in areas we are familiar with. We also monitor portfolio cash flows to ensure a good source of near term liquidity, as well as defensive cash flows as duration extends. During late 2021 and early 2022, we had significant excess cash but did not believe the low yields on investments at that time warranted the interest rate risk. To slightly improve the yields meant investing in securities with much longer lives. Because of this disciplined approach, our total unrealized losses, including both AFS and HTM securities are manageable and low. The table below presents total unrealized losses as of March 31, 2023, along with estimated unrealized losses if interest rates increase or decrease by 100 basis points.

	March 31, 2023		Net Unrealized Loss
(dollars in thousands)	Amortized Cost	Estimated Fair Value	-100 bps	Actual	+100 bps
Available for sale	$193,121	$173,744	$(11,295)	$(19,377)	$(27,366)
Held to maturity	476,105	444,304	(14,770)	(31,801)	(49,041)
•
Strong Capital and Liquidity. Our capital and liquidity ratios, as well as contingent liquidity sources, remain solid. We are taking advantage of low stock prices to repurchase shares of Company stock. During the first quarter of 2023, we repurchased 25,709 shares at an average price of $28.95 per share. Our liquidity ratio, calculated as cash, fed funds sold and non-pledged investments divided by total liabilities, was 14.7% as of quarter-end. Contingent liquidity sources and availability as of March 31 are provided below. Although we do not plan to access the Federal Reserve's Bank Term Funding Program (BTFP), we have $282.3 million of borrowing capacity based on the value of unpledged, par-value, securities available as collateral for this line. The table below shows our total lines of credit, current borrowings as of March 31, 2023 and total amounts available for future borrowings, if necessary.

(Continued)

37.

	March 31, 2023		Total Available for Future Liquidity
(dollars in thousands)	Line of Credit	Borrowings
FHLB advances	$1,097,558	$340,000	$757,558
Federal Reserve discount window	243,900	—	243,900
Federal funds lines of credit	55,000	—	55,000
Correspondent bank line of credit	25,000	—	25,000
Federal Reserve Bank Term Funding Program	282,342	—	282,342
Total liquidity lines			$1,363,800

The table below provides total equity information as if the unrealized loss on HTM securities was recognized as a reduction in total equity. This information illustrates the strength of our capital, even with net unrealized losses on all investment securities considered.

(dollars in thousands)	March 31, 2023
Total equity(1)	$300,270
Less: net unrealized loss on HTM securities, tax effected	(25,123)
Total equity, including net unrealized loss on AFS and HTM securities†	$275,147

Net unrealized loss on AFS securities, tax effected	15,308
Net unrealized loss on HTM securities, tax effected	25,123
Net unrealized loss on AFS and HTM securities, tax effected	$40,431

Net unrealized loss on securities as % of total equity(1)	13.5%
Total equity before impact of unrealized losses†	$315,578
Net unrealized loss on securities as % of total equity before impact of unrealized losses†	12.8%

Total average assets	$3,325,005
Total equity to average assets	9.0%
Total equity, adjusted for tax effected net unrealized loss, to average assets†	8.3%

(1) Includes the net unrealized loss on AFS securities, tax effected, of $15,308.
† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in subsequent sections of this MD&A.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Results of Operations

The following discussion and analysis compares our results of operations for the three months ended March 31, 2023 with the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Net earnings attributable to Guaranty Bancshares, Inc. (which excludes the minority interest of consolidated subsidiaries) were $8.3 million for the three months ended March 31, 2023, as compared to $10.7 million for the three months ended March 31, 2022. The following table presents key earnings data for the periods indicated:

	Quarter Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Net earnings attributable to Guaranty Bancshares, Inc.	$8,281	$10,738
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	0.69	0.89
-diluted	0.69	0.88
Net interest margin(1)	3.25%	3.33%
Net interest rate spread(2)	2.36%	3.18%
Return on average assets	1.01%	1.38%
Return on average equity	11.18%	14.44%
Average equity to average total assets	9.04%	9.59%
Cash dividend payout ratio	33.33%	24.72%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Participation in the PPP1 and PPP2 program, as well as economic and COVID-related provisions for credit losses, created temporary extraordinary results in the calculation of net earnings and related performance ratios in comparable

(Continued)

38.

prior periods. The following table illustrates net earnings and net core earnings results, which are pre-tax, pre-provision and pre-extraordinary PPP income, as well as net core performance ratios for the three months ended March 31, 2023 and 2022.

	Quarter Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Net earnings attributable to Guaranty Bancshares, Inc.	$8,281	$10,738
Adjustments:
Provision for (reversal of) credit losses	—	(1,250)
Income tax provision	1,823	2,235
PPP interest income, including fees	(2)	(783)
Net core earnings attributable to Guaranty Bancshares, Inc.†	$10,102	$10,940

Total average assets	$3,325,005	$3,146,339
Adjustments:
PPP loans average balance	(519)	(36,720)
Total average assets, adjusted†	$3,324,486	$3,109,619
Total average equity	$300,449	$301,579

PERFORMANCE RATIOS
Net earnings attributable to Guaranty Bancshares, Inc. to average assets (annualized)	1.01%	1.38%
Net earnings attributable to Guaranty Bancshares, Inc. to average equity (annualized)	$11.18	$14.44
Net core earnings attributable to Guaranty Bancshares, Inc. to average assets, as adjusted (annualized)†	1.23	1.43
Net core earnings attributable to Guaranty Bancshares, Inc. to average equity (annualized)†	13.64	14.71

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	11,939,593	12,109,074
Earnings per common share, basic	$0.69	$0.89
Net core earnings attributable to Guaranty Bancshares, Inc. per common share, basic†	0.85	0.90

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

Net interest income, before the provision for credit losses, for the three months ended March 31, 2023 and 2022 was $25.2 million and $24.3 million, respectively, an increase of $839,000, or 3.4%. The increase in net interest income resulted primarily from a $11.3 million, or 43.5%, increase in interest income, which was offset by an increase in interest expense of $10.4 million, or 663.2%. Interest income on loans increased $9.9 million, or 44.4%, during the three months ended March 31, 2023 compared to the same period in 2022. Average loans outstanding, excluding PPP loans, for the three months ended March 31, 2023 was $2.39 billion, compared to $1.90 billion for the same period in 2022, an increase of $487.2 million, or 25.6%. The increase in average loans outstanding was due to organic growth. In addition, interest income on securities increased $1.0 million, or 32.7%, during the same period.

The $10.4 million increase in interest expense for the three months ended March 31, 2023 was primarily related to a $3.7 million increase in interest on FHLB advances and a $6.4 million increase in interest expense on deposits despite a $85.5 million, or 5.0%, decrease in average interest-bearing deposits. The increase in deposit-related interest expense was due to a 162 basis point increase in average rate paid on these deposits over the same period in 2022.

For the three months ended March 31, 2023, net interest margin on a taxable equivalent basis and net interest spread were 3.24% and 2.36%, respectively, compared to 3.37% and 3.18% for the same period in 2022, which reflects a a 126 basis point increase in the yield on interest-earning assets offset by 208 basis point increase in the rate on interest-bearing liabilities from the prior period. The increase in rates from the prior period is primarily due to market rate conditions during the three months ended March 31, 2023 compared to the same period of the prior year.

(Continued)

39.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2023 and 2022, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Quarter Ended March 31,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,388,045	$32,157	5.46%	$1,937,000	$22,272	4.66%
Securities available for sale	184,572	1,068	2.35	328,737	1,618	2.00
Securities held to maturity	502,760	3,050	2.46	347,188	1,485	1.73
Nonmarketable equity securities	28,381	419	5.99	15,234	408	10.86
Interest-bearing deposits in other banks	34,986	450	5.22	334,871	110	0.13
Total interest-earning assets	3,138,744	37,144	4.80	2,963,030	25,893	3.54
Allowance for credit losses	(31,934)			(30,205)
Noninterest-earning assets	218,195			213,514
Total assets	$3,325,005			$3,146,339
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,624,610	$7,655	1.91%	$1,710,157	$1,242	0.29%
Advances from FHLB and fed funds purchased	310,103	3,774	4.94	37,722	46	0.49
Line of credit	—	—	—	3,778	34	3.65
Subordinated debt	49,164	540	4.45	30,492	246	3.27
Securities sold under agreements to repurchase	10,974	13	0.48	10,916	2	0.07
Total interest-bearing liabilities	1,994,851	11,982	2.44	1,793,065	1,570	0.36
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,002,793			1,027,429
Accrued interest and other liabilities	26,912			24,266
Total noninterest-bearing liabilities	1,029,705			1,051,695
Equity	300,449			301,579
Total liabilities and equity	$3,325,005			$3,146,339
Net interest rate spread(2)			2.36%			3.18%
Net interest income		$25,162			$24,323
Net interest margin(3)			3.25%			3.33%
Net interest margin, fully taxable equivalent(4)			3.24%			3.37%

(1) Includes average outstanding balances of loans held for sale of $1.7 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively.
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

(Continued)

40.

The Bank’s participation in the PPP program created temporary extraordinary results in the calculation of net interest margin. To illustrate the impact of the PPP program on net interest margin, the table below excludes PPP loans and their associated fees and costs for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31, 2023			March 31, 2022
(dollars in thousands)	Average Outstanding Balance	Interest Earned	Average Yield	Average Outstanding Balance	Interest Earned	Average Yield
Total interest-earning assets	$3,138,744	$37,144	4.80%	$2,963,030	$25,893	3.54%

Total loans	2,388,045	32,157	5.46	1,937,000	22,272	4.66
Adjustments:
PPP loans average balance and net fees(1)	(519)	(2)	1.56	(36,720)	(783)	8.65
Total loans, net of PPP effects	$2,387,526	$32,155	5.46%	$1,900,280	$21,489	4.59%

Total interest-earning assets, net of PPP effects†	$3,138,225	$37,142	4.80%	$2,926,310	$25,110	3.48%

Net interest income, fully taxable equivalent ("FTE")		$25,103			$24,624
Net interest margin, FTE			3.24%			3.37%
Net interest income, FTE, net of PPP effects†		25,101			23,841
Net interest margin, FTE, net of PPP effects†			3.24%			3.30%

† Non-GAAP financial metric. Calculations of this and reconciliations to GAAP are included in "—Non-GAAP Financial Measures"

(1) Interest earned consists of interest income of $1,000 and $89,000, and net origination fees recognized in earnings of $1,000 and $694,000 for the three months ended March 31, 2023 and 2022, respectively.

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

	For the Three Months Ended March 31, 2023 vs. 2022
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$5,255	$4,630	$9,885
Securities available for sale	(711)	161	(550)
Securities held to maturity	660	905	1,565
Nonmarketable equity securities	352	(341)	11
Interest-earning deposits in other banks	(96)	436	340
Total increase in interest income	$5,460	$5,791	$11,251

Interest-bearing liabilities:
Interest-bearing deposits	$(61)	$6,474	$6,413
Advances from FHLB and fed funds purchased	329	3,399	3,728
Line of credit	(34)	—	(34)
Subordinated debt	151	143	294
Securities sold under agreements to repurchase	—	11	11
Total increase in interest expense	385	10,027	10,412
Increase (decrease) in net interest income	$5,075	$(4,236)	$839

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

(Continued)

41.

During the three months ended March 31, 2023, we recorded no additional provision for credit losses, compared to a reverse provision of $1.3 million during the same period in 2022. During the fourth quarter of 2022, we recorded a $2.8 million provision to incorporate economic forecasts for a recession into our CECL model. The factors that were adjusted in the fourth quarter of 2022 are still relevant and the economic projections remain consistent. Furthermore, there was minimal growth in the loan portfolio during the quarter, risk ratings have remained consistent and no other qualitative factors necessitated significant changes during the first quarter 2023. As of March 31, 2023, our allowance for credit losses as a percentage of total loans was 1.34%.

As of March 31, 2023, there were $17.3 million in loan balances past due 30 or more days, including $11.9 million in loan balances for nonperforming (nonaccrual) loans, compared to $9.9 million and $7.5 million, respectively, as of December 31, 2022, and $13.1 million and $2.7 million, respectively, as of March 31, 2022.

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

The following table presents components of noninterest income for the three months ended March 31, 2023 and 2022 and the period-over-period variations in the categories of noninterest income:

	Quarter Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022	2023 vs. 2022
Noninterest income:
Service charges	$1,077	$976	$101
Gain on sales of investment securities	93	—	93
Gain on sale of loans	314	905	(591)
Fiduciary and custodial income	638	642	(4)
Bank-owned life insurance income	214	211	3
Merchant and debit card fees	1,674	1,611	63
Loan processing fee income	134	187	(53)
Mortgage fee income	68	131	(63)
Other noninterest income	693	1,816	(1,123)
Total noninterest income	$4,905	$6,479	$(1,574)

Total noninterest income decreased $1.6 million, or 24.3%, for the three months ended March 31, 2023 compared to the same period in 2022. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our noninterest income. Service fee income was $1.1 million for the three months ended March 31, 2023 compared to $976,000 for the same period in 2022, an increase of $101,000, or 10.3%, resulting primarily from an increase in insufficient fund fee income, commercial account analysis income and other fee income for the three months ended March 31, 2022 compared to the same period in 2022.

Net Realized Gain on Securities Transactions. We sell securities from time-to-time, which results in gains or losses being recognized in the income statement as noninterest income. During the three months ended March 31, 2023 we sold securities for a net gain of $93,000. No securities were sold during the three months ended March 31, 2022.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 44 mortgage loans for $12.7 million during the three months ended March 31, 2023 compared to 108 mortgage loans for $28.2 million for the quarter ended March 31, 2022, which is consistent with the industry-wide decline in overall mortgage volumes attributable to increased mortgage loan rates. Gain on sale of loans was $314,000 for the three months ended March 31, 2023, a decrease of $591,000, or 65.3%, compared to $905,000 for the three months ended March 31, 2022. The gain reported in the current period was attributable entirely to the sale of mortgage loans of $314,000 and there were no SBA 7(a) loan sales, while the gain during the same period in the prior year consisted of $740,000 in mortgage loan sales and $165,000 in SBA 7(a) loan sales.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $1.7 million for the three months ended March 31, 2023, compared to $1.6 million for the same period in 2022, an increase of $63,000, or 3.9%. The increase was primarily due to growth in

(Continued)

42.

the number of DDAs and debit card usage volume during 2023. The total number of DDAs increased by 1,688 accounts, from 53,479 as of March 31, 2022 to 55,167 as of March 31, 2023.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $134,000 for the three months ended March 31, 2023, compared to $187,000 for the same period in 2022, a decrease of $53,000, or 28.3%. The decrease in loan processing fee income is primarily attributable to a decrease in the volume of newly originated, renewed or extended loans during the period.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $63,000, or 48.1%, from March 31, 2022 was primarily due to a lower volume of mortgage purchases and refinances during the three months ended March 31, 2023.

Other. This category includes a variety of other income producing activities, including loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income decreased $1.1 million, or 61.8%, for the three months ended March 31, 2023, compared to the same period in 2022 resulting primarily from a net gain of $685,000 from the termination of three interest rate swaps during the first quarter of 2022 as well a $171,000 negative swing on the fair value of SBA servicing assets from the first quarter of 2022 to the current period. Additionally, there was a decrease in warehouse lending fees of $84,000 due to a decrease in overall warehouse lending activity in 2023.

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

For the three months ended March 31, 2023, noninterest expense totaled $20.0 million, an increase of $888,000, or 4.7%, compared to $19.1 million for the three months ended March 31, 2022. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022	2023 vs. 2022
Employee compensation and benefits	$12,264	$11,532	$732
Non-staff expenses:
Occupancy expenses	2,830	2,711	119
Legal and professional fees	583	770	(187)
Software and technology	1,396	1,209	187
Amortization	161	219	(58)
Director and committee fees	199	205	(6)
Advertising and promotions	267	407	(140)
ATM and debit card expense	599	578	21
Telecommunication expense	183	186	(3)
FDIC insurance assessment fees	301	233	68
Other noninterest expense	1,184	1,029	155
Total noninterest expense	$19,967	$19,079	$888

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $12.3 million for the three months ended March 31, 2023, an increase of $732,000, or 6.3%, compared to $11.5 million for the same period in 2022. Employee compensation and benefits expense increased due to higher salaries of $610,000 and higher insurance expense of $261,000, partially offset by lower bonus expense of $392,000.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments other than FDIC insurance assessment fees, were $583,000 and $770,000 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $187,000, or 24.3%. The decrease resulted primarily from $120,000 in

(Continued)

43.

recruitment fees to acquire experienced officers during the three months ended March 31, 2022 that did not experienced in the current year.

Software and Technology. Software and technology expenses increased $187,000, or 15.5%, from $1.2 million for the three months ended March 31, 2022 to $1.4 million for the three months ended March 31, 2023. The increase is attributable primarily to additional technology investments and an increase in the cost of our core processing software.

Amortization. Amortization costs include amortization of software and core deposit intangibles. Amortization costs were $161,000 for the three months ended March 31, 2023, a decrease of $58,000, or 26.5%, compared to $219,000 for the same period in 2022. The primary reason for the decrease in amortization was due to a reduction in software amortization from $106,000 to $48,000 for the three months ended March 31, 2022 and 2023, respectively.

Advertising and Promotions. Advertising and promotion-related expenses were $267,000 and $407,000 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $140,000, or 34.4%. The decrease was primarily due to fewer advertising campaigns during the current period compared to the same period in the prior year.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $301,000 for the three months ended March 31, 2023, compared to $233,000 for the same period in 2022. The increase of $68,000, or 29.2%, was primarily due to an increase in the insurance assessment rate resulting from changes in certain financial ratios used in the calculation and an overall increase in our assessment base, which is calculated as average total assets less average tangible equity.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $155,000, or 15.1%, from $1.0 million for the three months ended March 31, 2022 to $1.2 million for the three months ended March 31, 2023 due to a $69,000 increase in customer related check and wire transfer losses, a $25,000 increase in contributions, a $19,000 increase in postage and an $18,000 increase in training and education during the three months ended March 31, 2023.

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

For the three months ended March 31, 2023 and 2022, income tax expense totaled $1.8 million and $2.2 million, respectively. The decrease in income tax expense was primarily due to a decrease in net earnings before taxes of $2.9 million. Our effective tax rates for the three months ended March 31, 2023 and 2022 were 18.05% and 17.23%, respectively.

Discussion and Analysis of Financial Condition as of March 31, 2023

Assets

Our total assets remained relatively flat, increasing $4.8 million, or 0.1%, from $3.35 billion as of December 31, 2022 to $3.36 billion as of March 31, 2023. Our asset growth was primarily due to a $51.7 million, or 48.5%, increase in fed funds sold, partially offset by a $48.1 million, or 6.9%, decrease in total investment securities. Gross loans decreased $363,000 during the quarter.

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

Our loan portfolio is the largest category of our earning assets. As of March 31, 2023 and December 31, 2022 total loans held for investment were $2.38 billion, decreasing $363,000 between periods. Additionally, $1.3 million and $3.2 million in loans were classified as held for sale as of March 31, 2023 and December 31, 2022, respectively.

(Continued)

44.

Total loans, excluding those held for sale, as a percentage of deposits, were 90.6% and 88.7% as of March 31, 2023 and December 31, 2022, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 70.8% and 71.0% as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2022 to March 31, 2023:

(in thousands)	As of March 31, 2023	As of December 31, 2022	Increase (Decrease)	Percent Change
Commercial and industrial	$295,936	$314,067	$(18,131)	(5.77%)
Real estate:
Construction and development	372,203	377,135	(4,932)	(1.31%)
Commercial real estate	900,190	887,587	12,603	1.42%
Farmland	190,802	185,817	4,985	2.68%
1-4 family residential	499,944	493,061	6,883	1.40%
Multi-family residential	44,760	45,147	(387)	(0.86%)
Consumer and overdrafts	60,433	61,676	(1,243)	(2.02%)
Agricultural	13,545	13,686	(141)	(1.03%)
Total loans held for investment	$2,377,813	$2,378,176	$(363)	(0.02%)

Total loans held for sale	$1,260	$3,156	$(1,896)	(60.08%)

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of March 31, 2023 are summarized in the following table:

	As of March 31, 2023
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$90,384	$138,414	$64,943	$2,195	$295,936
Real estate:
Construction and development	197,084	56,067	72,757	46,295	372,203
Commercial real estate	42,243	257,653	295,206	305,088	900,190
Farmland	16,823	87,512	44,662	41,805	190,802
1-4 family residential	26,804	42,047	182,118	248,975	499,944
Multi-family residential	1,447	21,007	16,472	5,834	44,760
Consumer	12,826	43,379	2,181	2,047	60,433
Agricultural	8,528	4,580	437	—	13,545
Total loans	$396,139	$650,659	$678,776	$652,239	$2,377,813
Amounts with fixed rates	$238,113	$507,638	$44,163	$42,885	$832,799
Amounts with adjustable rates	$158,026	$143,021	$634,613	$609,354	$1,545,014

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

(Continued)

45.

Nonperforming assets as a percentage of total loans were 0.56% at March 31, 2023, compared to 0.46% at December 31, 2022. The Bank's nonperforming assets consist primarily of nonaccrual loans. Four Small Business Administration (SBA) 7(a), partially guaranteed (75%) loans acquired in the June 2018 acquisition of Westbound Bank were added to nonaccrual status during the second quarter of 2022 and carried a combined book balance of $6.7 million as of March 31, 2023. Management continues to work toward a satisfactory resolution for these four loans, which are collateralized by two hotels. In the event of foreclosure, a significant loss is not expected due to their estimated current collateral values. There are an additional three nonaccrual loans that are secured by single family real estate and have combined total book balances of $2.9 million as of March 31, 2023. Management is working toward a satisfactory resolution on these loans and expects losses, if any, to be minimal due to low loan-to-value ratios and/or guarantor support.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$13,405	$10,848
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	13,405	10,848
Other real estate owned:
Residential real estate	38	38
Total other real estate owned	38	38
Repossessed assets owned	—	—
Total other assets owned	38	38
Total nonperforming assets	$13,443	$10,886
Ratio of nonaccrual loans to total loans(1)	0.56%	0.46%
Ratio of nonperforming loans to total loans(1)	0.56%	0.46%
Ratio of nonperforming assets to total loans(1)	0.57%	0.46%
Ratio of nonperforming assets to total assets	0.40%	0.32%

(1) Excludes loans held for sale of $1.3 million and $3.2 million as of March 31, 2023 and December 31, 2022, respectively.

The following table presents nonaccrual loans by category as of:

(in thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$608	$115
Real estate:
Construction and development	2,496	1,435
Commercial real estate	6,956	7,271
Farmland	109	109
1-4 family residential	3,040	1,691
Consumer and overdrafts	154	170
Agricultural	42	57
Total	$13,405	$10,848

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

(Continued)

46.

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

Credits rated as loss are charged off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	March 31, 2023
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$293,534	$927	$867	$—	$—	$608	$295,936
Real estate:
Construction and development	368,814	893	—	—	—	2,496	372,203
Commercial real estate	879,922	7,252	6,060	—	—	6,956	900,190
Farmland	190,603	—	90	—	—	109	190,802
1-4 family residential	496,689	215	—	—	—	3,040	499,944
Multi-family residential	44,760	—	—	—	—	—	44,760
Consumer and overdrafts	60,232	47	—	—	—	154	60,433
Agricultural	13,478	—	25	—	—	42	13,545
Total	$2,348,032	$9,334	$7,042	$—	$—	$13,405	$2,377,813

	December 31, 2022
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$311,685	$1,369	$898	$—	$—	$115	$314,067
Real estate:
Construction and development	374,795	905	—	—	—	1,435	377,135
Commercial real estate	867,426	7,321	5,569	—	—	7,271	887,587
Farmland	185,615	—	93	—	—	109	185,817
1-4 family residential	491,171	199	—	—	—	1,691	493,061
Multi-family residential	45,147	—	—	—	—	—	45,147
Consumer and overdrafts	61,456	50	—	—	—	170	61,676
Agricultural	13,594	3	32	—	—	57	13,686
Total	$2,350,889	$9,847	$6,592	$—	$—	$10,848	$2,378,176

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of March 31, 2023, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the three months ended March 31, 2023.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is

(Continued)

47.

adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of March 31, 2023, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

In determining the ACL for loans held for investment, we primarily estimate losses on segments of loans with similar risk characteristics and where the potential loss can be identified and reasonably determined. For loans that do not share similar risk characteristics with our existing segments, they are evaluated individually for an ACL. Our portfolio is segmented by regulatory call report codes, with additional segments for warehouse mortgage loans, SBA loans acquired from Westbound Bank and for SBA loans originated by us. The segments are further disaggregated by internally assigned risk rating classifications. The balance of the ACL is determined using the current expected credit loss model, which considers historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and reasonable and supportable forecasts of the impact of future economic conditions on loan loss rates. Please see “Critical Accounting Policies - Allowance for Credit Losses.”

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

As of March 31, 2023, the allowance for credit losses totaled $32.0 million, or 1.34%, of total loans, excluding those held for sale. As of December 31, 2022, the allowance for credit losses totaled $32.0 million, or 1.34%, of total loans, excluding those held for sale. There was no provision during the quarter and the relative consistency from the prior quarter, which decreased $21,000, or 0.1%, is primarily due to a $2.8 million provision made in the fourth quarter of 2022 to incorporate economic recession forecasts into our CECL model. The factors that were adjusted in the fourth quarter of 2022 are still relevant and the economic projections remained consistent through the first quarter of 2023. Furthermore, there was minimal growth in the loan portfolio, risk ratings have remained consistent and no other qualitative factors necessitated significant changes during the three months ended March 31, 2023.

(Continued)

48.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For The Three Months Ended March 31,		As of and For The Year Ended December 31,
(dollars in thousands)	2023	2022	2022
Average loans outstanding(1)	$2,388,045	$1,937,000	$2,126,810
Gross loans outstanding at end of period(2)	2,377,813	2,014,061	2,378,176
Allowance for credit losses at beginning of the period	31,974	30,433	30,433
Reversal of provision for credit losses	—	(1,250)	2,150
Charge offs:
Commercial and industrial	3	119	192
Real estate:
Consumer	7	17	322
Agriculture	3	—	—
Overdrafts	81	67	335
Total charge-offs	94	203	849
Recoveries:
Commercial and industrial	8	39	72
Real estate:
Commercial real estate	—	1	1
1-4 family residential	—	30	30
Consumer	45	16	55
Agriculture	2	—	—
Overdrafts	18	30	82
Total recoveries	73	116	240
Net charge-offs	21	87	609
Allowance for credit losses at end of period	$31,953	$29,096	$31,974
Ratio of allowance to end of period loans(2)	1.34%	1.44%	1.34%
Ratio of net charge-offs to average loans(1)	0.00%	0.00%	0.03%

Total nonaccrual loans	$13,405	$2,682	$10,848
Ratio of allowance to nonaccrual loans	238.4%	1084.9%	294.7%

(1) Includes average outstanding balances of loans held for sale of $1.7 million, $3.2 million and $2.4 million for the three months ended March 31, 2023 and 2022, and for the year ended December 31, 2022, respectively.

(2) Excludes loans held for sale of $1.3 million, $1.2 million and $3.2 million for the three months ended March 31, 2023 and 2022, and for the year ended December 31, 2022, respectively.

The ratio of allowance for credit losses to nonperforming loans decreased from 294.7% at December 31, 2022 to 238.4% at March 31, 2023. Nonperforming loans increased to $13.4 million at March 31, 2023, compared to $10.8 million at December 31, 2022.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Quarter Ended March 31,
	2023	2022
Commercial and industrial	—	0.03%
Real estate:
1-4 family residential	—	(0.01%)
Consumer	(0.06%)	—
Agricultural	0.01%	—
Overdrafts	14.89%	8.26%
Net charge-offs to total loans	0.00%	0.00%

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

49.

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

	As of March 31, 2023		As of December 31, 2022
(in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$4,148	12.98%	$4,382	13.70%
Real estate:
Construction and development	4,864	15.22%	4,889	15.29%
Commercial real estate	12,690	39.71%	12,658	39.59%
Farmland	2,086	6.53%	2,008	6.28%
1-4 family residential	6,641	20.78%	6,617	20.69%
Multi-family residential	479	1.50%	490	1.53%
Total real estate	26,760	83.74%	26,662	83.38%
Consumer and overdrafts	901	2.82%	781	2.44%
Agricultural	144	0.46%	149	0.48%
Total allowance for credit losses	$31,953	100.00%	$31,974	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2023, the carrying amount of our investment securities totaled $649.8 million, a decrease of $48.1 million, or 6.9%, compared to $697.9 million as of December 31, 2022. Investment securities represented 19.4% and 20.8% of total assets as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, securities available for sale totaled $173.7 million and securities held to maturity, which includes certain securities transferred from our available for sale portfolio during the prior year, totaled $476.1 million. As of December 31, 2022, securities available for sale totaled $188.9 million and securities held to maturity totaled $509.0 million.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in equity. As of March 31, 2023, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore, the Company carried no ACL with respect to our securities portfolio at March 31, 2023.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer are retained in other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $6.2 million at March 31, 2023, compared to a net unamortized, unrealized loss of $5.9 million at December 31, 2022. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,178	$—	$1,166	$8,012
Treasury securities	113,939	—	1,915	112,024
Corporate bonds	29,943	—	2,302	27,641
Municipal securities	185,172	886	7,575	178,483
Mortgage-backed securities	269,325	—	30,335	238,990
Collateralized mortgage obligations	61,669	3	8,774	52,898
Total	$669,226	$889	$52,067	$618,048

(Continued)

50.

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,141	$—	$1,259	$7,882
Treasury securities	133,735	—	2,921	130,814
Corporate bonds	29,964	—	2,177	27,787
Municipal securities	202,004	984	8,293	194,695
Mortgage-backed securities	278,589	1	30,264	248,326
Collateralized mortgage obligations	63,740	3	9,252	54,491
Total	$717,173	$988	$54,166	$663,995

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of March 31, 2023 and December 31, 2022, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

The following tables set forth the fair value of available for sale securities and the amortized cost of held to maturity securities, expected maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated.

	As of March 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,178	1.35%	$—	—	$9,178	1.35%
Treasury securities	74,828	1.79%	39,111	2.91%	—	—	—	—	113,939	2.18%
Corporate bonds	—	—	9,691	3.41%	17,950	4.00%	—	—	27,641	3.80%
Municipal securities	16,633	3.38%	43,041	2.94%	61,425	3.09%	64,289	3.31%	185,388	3.15%
Mortgage-backed securities	2,689	1.85%	65,982	1.83%	168,258	2.45%	16,787	2.91%	253,716	2.33%
Collateralized mortgage obligations	304	3.29%	10,628	2.96%	37,416	2.00%	11,639	1.24%	59,987	1.98%
Total	$94,454	2.08%	$168,453	2.50%	$294,227	2.59%	$92,715	2.89%	$649,849	2.54%

	As of December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,141	1.35%	$—	—	$9,141	1.35%
Treasury securities	64,798	1.46%	68,937	2.51%	—	—	—	—	133,735	2.00%
Corporate bonds	—	—	9,690	3.41%	18,097	4.00%	—	—	27,787	3.80%
Municipal securities	19,151	3.48%	46,087	3.18%	56,844	3.21%	80,240	3.44%	202,322	3.32%
Mortgage-backed securities	3,042	2.43%	80,292	1.91%	170,487	2.51%	9,213	1.93%	263,034	2.31%
Collateralized mortgage obligations	626	3.82%	25,772	2.79%	32,107	1.47%	3,411	1.09%	61,916	1.98%
Total	$87,617	1.95%	$230,778	2.49%	$286,676	2.57%	$92,864	3.15%	$697,935	2.54%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing

(Continued)

51.

interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.01 years with an estimated effective duration of 4.03 years as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of equity.

The average yield of our securities portfolio was 2.54% as of March 31, 2023 and December 31, 2022. Average yield remained flat primarily due to an 18 basis point increase in yield on treasury securities and a 16 basis point decrease in yield on municipal securities. As of March 31, 2023, the fair value of available for sale and amortized cost of held to maturity mortgage-backed securities and municipal securities comprised 39.0% and 28.5% of the portfolio, respectively. As of December 31, 2022, mortgage-backed securities and municipal securities comprised 37.7% and 29.0% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average total deposits for the three months ended March 31, 2023 were $2.63 billion, a decrease of $125.4 million, or 2.7%, compared to $2.75 billion for the year ended December 31, 2022. The average rate paid on total interest-bearing deposits was 1.91% and 0.58% for the three months ended March 31, 2023 and year ended December 31, 2022, respectively. The increase in average rates between periods was driven primarily by the cumulative 50 basis point increase in market rates made by the Federal Reserve during the first quarter of 2023, the 125 cumulative basis point during the fourth quarter of 2022 and the effect of increasing rates throughout 2022.

The following table presents the average balance of, and rate paid on, deposits for the periods indicated:

	Three Months Ended March 31,
	2023		2022
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW and interest-bearing demand accounts	$312,989	0.95%	$414,839	0.24%
Savings accounts	138,690	0.75%	134,974	0.10%
Money market accounts	762,676	2.31%	835,554	0.25%
Certificates and other time deposits	410,255	2.29%	324,790	0.58%
Total interest-bearing deposits	1,624,610	1.91%	1,710,157	0.29%
Noninterest-bearing demand accounts	1,002,793	0%	1,027,429	0%
Total deposits	$2,627,403	1.18%	$2,737,586	0.18%

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Three Months Ended March 31, 2023	For the Year Ended December 31, 2022	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$312,989	$364,941	$(51,952)	(14.24%)
Savings accounts	138,690	141,484	(2,794)	(1.97%)
Money market accounts	762,676	831,833	(69,157)	(8.31%)
Certificates and other time deposits	410,255	332,029	78,226	23.56%
Total interest-bearing deposits	1,624,610	1,670,287	(45,677)	(2.73%)
Noninterest-bearing demand accounts	1,002,793	1,082,513	(79,720)	(7.36%)
Total deposits	$2,627,403	$2,752,800	$(125,397)	(4.56%)

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2023 and year ended December 31, 2022 was 38.2% and 39.3%, respectively.

Total deposits as of March 31, 2023 were $2.62 billion, a decrease of $57.8 million, or 2.2%, compared to $2.68 billion as of December 31, 2022.

Noninterest-bearing deposits as of March 31, 2023 were $992.5 million compared to $1.05 billion as of December 31, 2022, a decrease of $59.6 million, or 5.7%.

(Continued)

52.

Total interest-bearing deposits as of March 31, 2023 and December 31, 2022 were $1.63 billion, which represented a slight increase of $1.8 million, or 0.1%.

The aggregate amount of certificates and other time deposits in denominations greater than $250,000 as of March 31, 2023 and December 31, 2022 was $186.9 million and $130.0 million, respectively.

The amount of uninsured certificates of deposit will differ from the total amount of certificates of deposit greater than $250,000 due to various factors, including joint account ownership The following table sets forth the amount of uninsured certificates of deposit greater than $250,000 by time remaining until maturity as of:

(dollars in thousands)	March 31, 2023
Under 3 months	$16,598
3 to 6 months	23,290
6 to 12 months	81,027
Over 12 months	33,425
Total	$154,340

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2023 and December 31, 2022, total borrowing capacity of $757.6 million and $755.0 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within two years. As of March 31, 2023, approximately $1.99 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.

The following table presents our FHLB borrowings by maturity and weighted average rate as of March 31, 2023:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$180,000	4.97%
90 days to less than one year	150,000	5.07%
One to three years	10,000	4.38%
Total	$340,000	4.74%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2023 and December 31, 2022, $243.9 million and $227.6 million, respectively, were available under this arrangement. As of March 31, 2023 and December 31, 2022, approximately $308.4 million and $289.5 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of March 31, 2023 and December 31, 2022, no borrowings were outstanding under this arrangement.

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

(Continued)

53.

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

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 Capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of $531,000 in related unamortized debt issuance costs on the consolidated balance sheets.

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. Various portions of these debentures have matured since issuance and $7.5 million remains outstanding as of March 31, 2023. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2023. The line of credit bears interest at the prime rate (8.00% as of March 31, 2023) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2024. As of March 31, 2023, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2023 and the year ended December 31, 2022, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2023 and December 31, 2022, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $55.0 million in federal funds. There were no funds under these lines of credit outstanding as of March 31, 2023 and December 31, 2022. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

Contingent liquidity sources and availability as of March 31, 2023 are provided below. Although we do not plan to access the Federal Reserve's Bank Term Funding Program (BTFP), we have $282.3 million of borrowing capacity based

(Continued)

54.

on the value of unpledged, par value securities available as collateral for this line. The table below shows our total lines of credit, current borrowings as of March 31, 2023 and total amounts available for future borrowings, if necessary.

	March 31, 2023		Total Available for Future Liquidity
(dollars in thousands)	Line of Credit	Borrowings
FHLB advances	$1,097,558	$340,000	$757,558
Federal Reserve discount window	243,900	—	243,900
Federal funds lines of credit	55,000	—	55,000
Correspondent bank line of credit	25,000	—	25,000
Federal Reserve Bank Term Funding Program	282,342	—	282,342
Total liquidity lines			$1,363,800

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.33 billion for the three months ended March 31, 2023 and $3.26 billion for the year ended December 31, 2022.

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Sources of Funds:
Deposits:
Noninterest-bearing	30.16%	33.20%
Interest-bearing	48.86%	51.23%
Advances from FHLB	9.33%	4.07%
Line of credit	0.00%	0.00%
Subordinated debt	1.48%	1.44%
Securities sold under agreements to repurchase	0.33%	0.26%
Accrued interest and other liabilities	0.80%	0.79%
Equity	9.04%	9.01%
Total	100.00%	100.00%

Uses of Funds:
Loans	70.86%	64.33%
Securities available for sale	5.55%	8.83%
Securities held to maturity	15.12%	15.89%
Nonmarketable equity securities	0.85%	0.58%
Federal funds sold	0.87%	3.26%
Interest-bearing deposits in other banks	0.18%	0.47%
Other noninterest-earning assets	6.57%	6.64%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	38.17%	39.32%
Average loans to average deposits	90.89%	77.26%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $451.0 million, or 23.3%, for the three months ended March 31, 2023 compared to the same period in 2022, while our average deposits decreased $110.2 million, or 4.0%, for the same time period. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of March 31, 2023, we had $464.3 million in outstanding commitments to extend credit and $8.3 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had $474.7 million in outstanding commitments to extend credit and $8.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2023 and December 31, 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2023, we had cash and cash equivalents of $158.1 million, compared to $106.5 million as of December 31, 2022. The increase was primarily due to an increase in federal funds sold of $48.1 million, which is used for liquidity purposes.

(Continued)

55.

Capital Resources

Total equity increased to $300.3 million as of March 31, 2023, compared to $295.6 million as of December 31, 2022, a increase of $4.7 million, or 1.6%. The increase from December 31, 2022 was due to net earnings attributable to Guaranty Bancshares, Inc. of $8.3 million, offset by an increase in accumulated other comprehensive loss of $450,000 due to fluctuations in the fair value of available for sale securities during the period, by the payment of dividends of $2.7 million and repurchase of Company stock of $744,000 during the first quarter of 2023.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2023 and December 31, 2022, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk-weighted assets)	$363,916	14.57%	$358,702	14.37%
Tier 1 capital (to risk-weighted assets)	298,241	11.94%	292,966	11.74%
Tier 1 capital (to average assets)	298,241	9.00%	292,966	8.77%
Common equity tier 1 capital (to risk-weighted assets)	291,024	11.65%	285,749	11.45%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$370,244	14.84%	$361,125	14.48%
Tier 1 capital (to risk weighted assets)	339,038	13.58%	329,933	13.23%
Tier 1 capital (to average assets)	339,038	10.24%	329,933	9.89%
Common equity tier 1 capital (to risk-weighted assets)	339,038	13.58%	329,933	13.23%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of March 31, 2023, which consist of future cash payments associated with our contractual obligations.

	As of March 31, 2023
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$408,702	$57,465	$7,134	$—	$473,301
Advances from FHLB	330,000	10,000	—	—	340,000
Subordinated debt	3,500	4,000	—	35,000	42,500
Operating leases	1,998	3,845	3,227	4,522	13,592
Total	$744,200	$75,310	$10,361	$39,522	$869,393

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of March 31, 2023 are summarized below. Since commitments associated with letters of credit

(Continued)

56.

and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of March 31, 2023
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$6,344	$1,000	$34	$894	$8,272
Commitments to extend credit	252,004	96,621	17,889	97,793	464,307
Total	$258,348	$97,621	$17,923	$98,687	$472,579

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of March 31, 2023, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of March 31, 2023.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of March 31, 2023.

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

Inflation in the U.S. remains high, primarily as a result of lingering effects from the COVID-19 pandemic and related governmental policies, as well as other geo-political factors. However, unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature, which means that interest rates have a more significant impact on our performance than the effects of general levels of inflation.

To combat record levels of inflation, the Federal Reserve approved its first interest rate increase in the current cycle in March 2022, and has since raised interest rates by 475 basis points through March 31, 2023. Members of the Federal Open Markets Committee have signaled expectations for further rate increases that could result in an additional 25 basis point, or more, increase in the federal funds rate during the remainder of 2023. If the Federal Reserve does ultimately continue to increase interest rates, we expect those increases to have a negative impact on our net income in the short term due to timing differences in asset and liability repricing, but ultimately a net positive impact on our net income, despite likely absolute increases in our operating expenses due to inflation.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes.

(Continued)

57.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	March 31, 2023		December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(0.50%)	(21.82%)	0.43%	(18.35%)
+200	(0.51%)	(13.38%)	0.17%	(10.87%)
+100	(0.65%)	(6.71%)	(0.21%)	(5.17%)
Base	—	—	—	—
-100	0.60%	2.97%	0.34%	1.48%
-200	5.75%	3.36%	4.16%	(0.70%)

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

(Continued)

58.

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

The following table reconciles, as of the dates set forth below, total equity attributable to Guaranty Bancshares, Inc. to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31,		As of December 31,
(dollars in thousands, except per share data)	2023	2022	2022
Tangible common equity
Equity attributable to Guaranty Bancshares, Inc.	$299,700	$291,880	$295,558
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(1,746)	(2,199)	(1,859)
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$265,794	$257,521	$261,539
Common shares outstanding(1)	11,925,357	12,066,480	11,941,672
Book value per common share	$25.13	$24.19	$24.75
Tangible book value per common share	22.29	21.34	21.90

(1) Excludes the dilutive effect, if any, of 72,411, 151,871 and 112,638 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2023 and 2022, and December 31, 2022, respectively.

(Continued)

59.

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

The following table reconciles, as of the dates set forth below, total tangible common equity and total assets to tangible assets:

(dollars in thousands)	As of March 31, 2023	As of December 31, 2022
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$265,794	$261,539
Tangible assets
Total assets	3,356,287	3,351,495
Adjustments:
Goodwill	(32,160)	(32,160)
Core deposit intangible, net	(1,746)	(1,859)
Total tangible assets	$3,322,381	$3,317,476

Total equity to total assets	8.93%	8.80%
Tangible common equity to tangible assets	8.00%	7.88%

The following tables reconcile, as of and for the dates set forth below, net earnings, a GAAP measure, and net core earnings, a non-GAAP measure that excludes provisions for credit losses and income tax and net PPP income.

Net Unrealized Loss on Securities, Tax Effected, as % of Total Equity

(dollars in thousands)	March 31, 2023
Total equity(1)	$300,270
Less: net unrealized loss on HTM securities, tax effected	(25,123)
Total equity, including net unrealized loss on AFS and HTM securities	$275,147

Net unrealized loss on AFS securities, tax effected	15,308
Net unrealized loss on HTM securities, tax effected	25,123
Net unrealized loss on AFS and HTM securities, tax effected	$40,431

Net unrealized loss on securities as % of total equity(1)	13.5%
Total equity before impact of unrealized losses	$315,578
Net unrealized loss on securities as % of total equity before impact of unrealized losses	12.8%

Total average assets	$3,325,005
Total equity to average assets	9.0%
Total equity, adjusted for tax effected net unrealized loss, to average assets	8.3%

(1) Includes the net unrealized loss on AFS securities, tax effected, of $15,308.

(Continued)

60.

Net Core Earnings and Net Core Earnings per Common Share

	Three Months Ended March 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2023
Net earnings attributable to Guaranty Bancshares, Inc.	$8,281	$10,738	$8,022
Adjustments:
Reversal of provision for credit losses	—	(1,250)	2,800
Income tax provision	1,823	2,235	1,764
PPP loans, including fees	(2)	(783)	(1)
Net core earnings attributable to Guaranty Bancshares, Inc.	$10,102	$10,940	$12,585

Weighted-average common shares outstanding, basic	11,939,593	12,109,074	11,938,973
Earnings per common share, basic	$0.69	$0.89	$0.67
Net core earnings attributable to Guaranty Bancshares, Inc. per common share, basic	0.85	0.90	1.05

Net Core Earnings to Average Assets, as Adjusted, and Average Equity

	Three Months Ended March 31,		Three Months Ended December 31,
(dollars in thousands)	2023	2022	2023
Net core earnings attributable to Guaranty Bancshares, Inc.	$10,102	$10,940	$12,585
Total average assets	3,325,005	3,146,339	3,346,358
Adjustments:
PPP loans average balance	(519)	(36,720)	(539)
Total average assets, adjusted	$3,324,486	$3,109,619	$3,345,819
Net core earnings attributable to Guaranty Bancshares, Inc. to average assets, as adjusted	1.23	1.43	1.49
Total average equity	$300,449	$301,579	$292,471
Net core earnings attributable to Guaranty Bancshares, Inc. to average equity	13.64	14.71	17.07

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

61.

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
•
technology related changes are difficult to make or are more expensive than expected; and
•
the other factors that are described under the caption “Risk Factors” or referenced in this report, our Annual Report on Form 10-K for the year ended December 31, 2022, and other risks included in the Company’s filings with the SEC.

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

(Continued)

62.

procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this Report.

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors previously disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and other risks included in the Company’s filings with the SEC. The Company’s business could be harmed by any of these risks. The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment. The following risk has been added to supplement the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent volatility in the banking sector may result in new legislation, regulations or policy changes that could subject the Company and the Bank to increased government regulation and supervision.

The recent collapses of Silicon Valley Bank and Signature Bank have led to interventions by the FDIC, the Federal Reserve, and the U.S. Treasury Secretary in order to safeguard the depositors of these establishments. In light of these events, Congress and federal banking authorities have initiated assessments to pinpoint the causes of these failures, proposing various explanations such as insufficient regulation and oversight, as well as the institutions' inability to effectively manage interest rate and liquidity risks. Ongoing analysis of these developments might result in government-driven measures aimed at averting similar bank failures in the future, which could include changes to risk-based capital regulations. Federal banking authorities may also reconsider relevant liquidity risk management standards.

While it is impossible to definitively predict which measures lawmakers and regulatory bodies might adopt, or the specifics and extent of any such measures, any of the aforementioned potential changes could, among other consequences, impose additional costs on us, restrict the range of financial services and products the Bank is able to offer, and curtail the future expansion of both the Company and the Bank. These factors could substantially and negatively impact the Company's business, operational results, or financial standing.

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

(Continued)

63.

economic conditions, the financial and regulatory condition of the Company, liquidity and other factors.

The table below contains information regarding all shares repurchased by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January, 2023	—	$—	—	805,612
February, 2023	—	—	—	805,612
March, 2023	25,709	28.95	25,709	779,903
Total	25,709	$28.95	25,709

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

(Continued)

64.

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

10.1

Renewal Revolving Promissory Note between Guaranty Bancshares, Inc and Frost Bank, dated March 31, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 31, 2023).

10.2

Loan Agreement between Guaranty Bancshares, Inc and Frost Bank, dated March 31, 2017, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 31, 2023).

10.3*	Employment Agreement, dated as of March 15, 2019, by and between Charles A. Cowell and Guaranty Bancshares, Inc.

10.4*	Employment Agreement, dated as of September 21, 2020, by and between Harold E. Lower, II, and Guaranty Bancshares, Inc.

10.5*	Executive Deferred Contribution Plan (adopted effective January 1, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

______________________________

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

(Continued)

65.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: May 5, 2023	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: May 5, 2023	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

66.