Form 10-Q
period 2023-06-30
GUARANTY BANCSHARES INC /TX/
filed 2023-08-04
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of August 2, 2023, there were 11,567,302 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$47,663	$52,390
Federal funds sold	44,950	47,275
Interest-bearing deposits	4,738	6,802
Total cash and cash equivalents	97,351	106,467
Securities available for sale	166,596	188,927
Securities held to maturity	437,292	509,008
Loans held for sale	795	3,156
Loans, net of allowance for credit losses of $31,759 and $31,974, respectively	2,300,882	2,344,245
Accrued interest receivable	11,110	11,555
Premises and equipment, net	56,151	54,291
Other real estate owned	—	38
Cash surrender value of life insurance	41,830	38,404
Core deposit intangible, net	1,633	1,859
Goodwill	32,160	32,160
Other assets	60,396	61,385
Total assets	$3,206,196	$3,351,495
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$915,462	$1,052,144
Interest-bearing	1,687,355	1,629,010
Total deposits	2,602,817	2,681,154
Securities sold under agreements to repurchase	20,532	7,221
Accrued interest and other liabilities	30,701	28,409
Line of credit	12,000	—
Federal Home Loan Bank advances	195,000	290,000
Subordinated debt, net	47,719	49,153
Total liabilities	2,908,769	3,055,937
Commitments and contingencies (see Note 11)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,218,363 and 14,208,558 shares issued, and 11,603,167 and 11,941,672 shares outstanding, respectively	14,218	14,209
Additional paid-in capital	228,241	227,727
Retained earnings	150,015	137,565
Treasury stock, 2,615,196 and 2,266,886 shares, respectively, at cost	(69,107)	(60,257)
Accumulated other comprehensive loss	(26,505)	(24,260)
Equity attributable to Guaranty Bancshares, Inc.	296,862	294,984
Noncontrolling interest	565	574
Total equity	297,427	295,558
Total liabilities and equity	$3,206,196	$3,351,495

See accompanying notes to consolidated financial statements.

1.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$33,591	$24,587	$65,748	$46,859
Securities
Taxable	2,841	2,849	5,655	4,802
Nontaxable	1,195	1,290	2,499	2,440
Nonmarketable equity securities	301	289	720	697
Federal funds sold and interest-bearing deposits	806	105	1,256	215
Total interest income	38,734	29,120	75,878	55,013

Interest expense
Deposits	9,946	1,623	17,601	2,865
FHLB advances and federal funds purchased	3,349	190	7,123	236
Subordinated debt	535	453	1,075	699
Other borrowed money	201	3	214	39
Total interest expense	14,031	2,269	26,013	3,839

Net interest income	24,703	26,851	49,865	51,174
Reversal of provision for credit losses	—	—	—	(1,250)
Net interest income after reversal of provision for credit losses	24,703	26,851	49,865	52,424

Noninterest income
Service charges	1,056	1,070	2,133	2,046
Net realized loss on sales of securities available for sale	(322)	—	(229)	—
Net realized gain on sale of loans	473	882	787	1,787
Merchant and debit card fees	2,121	2,061	3,795	3,672
Other income	4,545	2,068	6,292	5,055
Total noninterest income	7,873	6,081	12,778	12,560

Noninterest expense
Employee compensation and benefits	11,939	11,730	24,203	23,262
Occupancy expenses	2,754	2,848	5,584	5,559
Other expenses	5,778	5,116	10,651	9,952
Total noninterest expense	20,471	19,694	40,438	38,773

Income before income taxes	12,105	13,238	22,205	26,211
Income tax provision	2,529	2,472	4,352	4,707
Net earnings	$9,576	$10,766	$17,853	$21,504
Net loss attributable to noncontrolling interest	5	18	9	18
Net earnings attributable to Guaranty Bancshares, Inc.	$9,581	$10,784	$17,862	$21,522
Basic earnings per share	$0.82	$0.90	$1.51	$1.79
Diluted earnings per share	$0.81	$0.89	$1.50	$1.77

See accompanying notes to consolidated financial statements.

2.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings	$9,576	$10,766	$17,853	$21,504
Other comprehensive loss:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period, net of tax	(1,822)	4,448	(1,859)	(11,765)
Reclassification adjustment for net losses included in net earnings, net of tax	254	—	181	—
Unrealized losses on available for sale securities transferred to held to maturity, net of tax and amortization	(227)	(16,117)	(567)	(16,893)
Unrealized losses on securities, net of tax	(1,795)	(11,669)	(2,245)	(28,658)

Unrealized losses on interest rate swaps:
Unrealized holding gains arising during the period	—	—	—	497
Reclassification of realized gains on interest rate swap termination from accumulated other comprehensive income	—	—	—	(685)
Unrealized losses on interest rate swaps	—	—	—	(188)

Total other comprehensive loss	(1,795)	(11,669)	(2,245)	(28,846)

Comprehensive income (loss)	7,781	(903)	15,608	(7,342)
Less comprehensive loss attributable to noncontrolling interest	5	18	9	18
Comprehensive income (loss) attributable to Guaranty Bancshares, Inc.	$7,786	$(885)	$15,617	$(7,324)

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$—	$14,209	$227,727	$137,565	$(60,257)	$(24,260)	$574	$295,558
Net earnings	—	—	—	17,862	—	—	(9)	17,853
Other comprehensive loss	—	—	—	—	—	(2,245)	—	(2,245)
Exercise of stock options	—	8	217	—	—	—	—	225
Purchase of treasury stock	—	—	—	—	(8,850)	—	—	(8,850)
Restricted stock grants	—	1	(1)	—	—	—	—	—
Stock based compensation	—	—	298	—	—	—	—	298
Cash dividends:
Common - $0.46 per share	—	—	—	(5,412)	—	—	—	(5,412)
Total equity at June 30, 2023	$—	$14,218	$228,241	$150,015	$(69,107)	$(26,505)	$565	$297,427

For the Three Months Ended June 30, 2023
Balance at March 31, 2023	$—	$14,218	$228,091	$143,102	$(61,001)	$(24,710)	$570	$300,270
Net earnings	—	—	—	9,581	—	—	(5)	9,576
Other comprehensive loss	—	—	—	—	—	(1,795)	—	(1,795)
Exercise of stock options	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(8,106)	—	—	(8,106)
Stock based compensation	—	—	150	—	—	—	—	150
Cash dividends:
Common - $0.23 per share	—	—	—	(2,668)	—	—	—	(2,668)
Total equity at June 30, 2023	$—	$14,218	$228,241	$150,015	$(69,107)	$(26,505)	$565	$297,427

See accompanying notes to consolidated financial statements.

4.

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$—	$14,139	$225,544	$107,645	$(51,419)	$6,305	$—	$302,214
Net earnings	—	—	—	21,522	—	—	(18)	21,504
Other comprehensive loss	—	—	—	—	—	(28,846)	—	(28,846)
Contributions from noncontrolling interest	—	—	—	—	—	—	598	598
Exercise of stock options	—	21	453	—	—	—	—	474
Purchase of treasury stock	—	—	—	—	(8,151)	—	—	(8,151)
Stock based compensation	—	—	321	—	—	—	—	321
Cash dividends:
Common - $0.44 per share	—	—	—	(5,279)	—	—	—	(5,279)
Total equity at June 30, 2022	$—	$14,160	$226,318	$123,888	$(59,570)	$(22,541)	$580	$282,835

For the Three Months Ended June 30, 2022
Balance at March 31, 2022	$—	$14,139	$225,700	$115,727	$(53,412)	$(10,872)	$598	$291,880
Net earnings	—	—	—	10,784	—	—	(18)	10,766
Other comprehensive loss	—	—	—	—	—	(11,669)	—	(11,669)
Exercise of stock options	—	21	453	—	—	—	—	474
Purchase of treasury stock	—	—	—	—	(6,158)	—	—	(6,158)
Stock based compensation	—	—	165	—	—	—	—	165
Dividends:
Common - $0.22 per share	—	—	—	(2,623)	—	—	—	(2,623)
Total equity at June 30, 2022	$—	$14,160	$226,318	$123,888	$(59,570)	$(22,541)	$580	$282,835

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net earnings	$17,853	$21,504
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,028	2,146
Amortization	376	397
Deferred taxes	(1,157)	(3,742)
Premium amortization, net of discount accretion	1,240	2,914
Net realized loss on sales of securities available for sale	229	—
Gain on sale of loans	(787)	(1,787)
Provision for (reversal of) credit losses	—	(1,250)
Origination of loans held for sale	(22,127)	(48,365)
Proceeds from loans held for sale	25,275	51,511
Net gain on sale of premises, equipment, other real estate owned and other assets	(2,945)	(38)
Stock based compensation	298	321
Net change in accrued interest receivable and other assets	(982)	(1,983)
Net change in accrued interest payable and other liabilities	2,251	1,067
Net cash provided by operating activities	$21,552	$22,695

Cash flows from investing activities
Securities available for sale:
Purchases	$(484,132)	$(17,201)
Proceeds from sales	21,268	—
Proceeds from maturities and principal repayments	482,114	24,465
Securities held to maturity:
Purchases	—	(1,033,052)
Proceeds from maturities and principal repayments	70,637	607,338
Net originations of loans	43,363	(230,359)
Purchases of premises and equipment	(3,888)	(2,882)
Proceeds from sale of premises, equipment, other real estate owned and other assets	3,492	77
Net cash provided by (used in) investing activities	$132,854	$(651,614)

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from financing activities
Net change in deposits	$(78,337)	$109,131
Net change in securities sold under agreements to repurchase	13,311	(6,280)
Proceeds from FHLB advances	1,725,000	124,000
Repayment of FHLB advances	(1,820,000)	(40,000)
Proceeds from line of credit	12,000	1,000
Repayment of line of credit	—	(6,000)
Proceeds from issuance of subordinated debt	—	34,336
Repayments of debentures	(1,500)	(3,093)
Purchase of treasury stock	(8,850)	(8,151)
Exercise of stock options	225	474
Cash dividends paid	(5,371)	(5,080)
Net cash (used in) provided by financing activities	$(163,522)	$200,337
Net change in cash and cash equivalents	(9,116)	(428,582)
Cash and cash equivalents at beginning of period	106,467	499,605
Cash and cash equivalents at end of period	$97,351	$71,023

Supplemental disclosures of cash flow information
Interest paid	$24,150	$3,312
Income taxes paid	4,080	4,400

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,668	$2,623
Lease right of use assets obtained in exchange for lease liabilities	568	337
Available for sale securities transferred to held to maturity, net of unrealized loss of $13,186	—	106,157
Transfer of loans to other real estate owned and repossessed assets	—	27
Contributions from noncontrolling interest	—	580

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

Basis of Presentation: The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2022, included in Guaranty’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of June 30, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,923	$—	$3,133	$26,790
Municipal securities	2,323	119	—	2,442
Mortgage-backed securities	137,875	—	16,435	121,440
Collateralized mortgage obligations	17,838	1	1,915	15,924
Total available for sale	$187,959	$120	$21,483	$166,596

Held to maturity:
U.S. government agencies	$9,216	$—	$1,235	$7,981
Treasury securities	89,131	—	2,128	87,003
Municipal securities	174,273	451	8,149	166,575
Mortgage-backed securities	125,005	—	15,734	109,271
Collateralized mortgage obligations	39,667	—	7,762	31,905
Total held to maturity	$437,292	$451	$35,008	$402,735

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,964	$—	$2,177	$27,787
Municipal securities	10,324	326	8	10,642
Mortgage-backed securities	145,896	1	15,556	130,341
Collateralized mortgage obligations	21,981	3	1,827	20,157
Total available for sale	$208,165	$330	$19,568	$188,927

Held to maturity:
U.S. government agencies	$9,141	$—	$1,259	$7,882
Treasury securities	133,735	—	2,921	130,814
Municipal securities	191,680	658	8,285	184,053
Mortgage-backed securities	132,693	—	14,708	117,985
Collateralized mortgage obligations	41,759	—	7,425	34,334
Total held to maturity	$509,008	$658	$34,598	$475,068

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. During the second quarter of 2022, we transferred $106,157 of securities from available for sale to held to maturity, which included a net unrealized loss on the date of transfer of $13,186. During the third quarter of 2021, we transferred $172,292 of securities from available for sale to held to maturity, which included a net unrealized gain on the date of transfer of $10,235. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and they netted to an unrealized loss of $6,427 at June 30, 2023 compared to an unrealized loss of $5,861 at December 31, 2022. This amount will continue to be amortized and accreted out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of June 30, 2023 or December 31, 2022.

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Information pertaining to securities with gross unrealized losses as of June 30, 2023 and December 31, 2022, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2023	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$(3,133)	$26,790	$(3,133)	$26,790
Mortgage-backed securities	(734)	18,117	(15,701)	103,323	(16,435)	121,440
Collateralized mortgage obligations	—	—	(1,915)	15,778	(1,915)	15,778
Total available for sale	$(734)	$18,117	$(20,749)	$145,891	$(21,483)	$164,008

Held to maturity:
U.S. government agencies	$—	$—	$(1,235)	$7,981	$(1,235)	$7,981
Treasury securities	(2,128)	87,003	—	—	(2,128)	87,003
Municipal securities	(722)	71,567	(7,427)	70,520	(8,149)	142,087
Mortgage-backed securities	(915)	9,757	(14,819)	99,514	(15,734)	109,271
Collateralized mortgage obligations	—	(3,911)	(7,762)	35,816	(7,762)	31,905
Total held to maturity	$(3,765)	$164,416	$(31,243)	$213,831	$(35,008)	$378,247

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2022	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(1,518)	$20,323	$(659)	$7,464	(2,177)	27,787
Municipal securities	(8)	1,659	—	—	(8)	1,659
Mortgage-backed securities	(6,150)	74,146	(9,406)	55,826	(15,556)	129,972
Collateralized mortgage obligations	(908)	16,575	(919)	3,411	(1,827)	19,986
Total available for sale	$(8,584)	$112,703	$(10,984)	$66,701	$(19,568)	$179,404

Held to maturity:
U.S. government agencies	$(1,259)	$7,882	$—	$—	$(1,259)	$7,882
Treasury securities	(2,921)	130,814	—	—	(2,921)	130,814
Municipal securities	(7,071)	118,117	(1,214)	3,701	(8,285)	121,818
Mortgage-backed securities	(8,355)	80,556	(6,353)	37,429	(14,708)	117,985
Collateralized mortgage obligations	(1,031)	10,750	(6,394)	23,584	(7,425)	34,334
Total held to maturity	$(20,637)	$348,119	$(13,961)	$64,714	$(34,598)	$412,833

There were 287 investments in an unrealized loss position at June 30, 2023, of which 74 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses. The available for sale securities in a loss position were composed of corporate bonds, collateralized mortgage obligations and mortgage-backed securities. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of June 30, 2023 and December 31, 2022 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under the current expected credit losses ("CECL") methodology. As of June 30, 2023 and December 31, 2022, our held to maturity securities consisted of U.S. government agencies, municipal bonds, treasury securities, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, no allowance for credit losses has been recorded for these securities.

As of June 30, 2023, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of total equity attributable to Guaranty Bancshares, Inc.

Securities with fair values of approximately $315,075 and $396,584 at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of available for sale securities and the associated gains and losses are listed below for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from sales	$14,029	$—	$21,268	$—
Gross gains	65	—	184	—
Gross losses	(387)	—	(413)	—

The contractual maturities at June 30, 2023 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in mortgage-backed securities and collateralized mortgage obligations that have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
June 30, 2023	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$66,242	$65,078
Due after one year through five years	9,556	9,104	67,339	64,222
Due after five years through ten years	20,367	17,686	80,604	77,506
Due after ten years	2,323	2,442	58,435	54,753
Mortgage-backed securities	137,875	121,440	125,005	109,271
Collateralized mortgage obligations	17,838	15,924	39,667	31,905
Total securities	$187,959	$166,596	$437,292	$402,735

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	June 30, 2023	December 31, 2022
Commercial and industrial	$295,864	$314,067
Real estate:
Construction and development	345,127	377,135
Commercial real estate	891,883	887,587
Farmland	187,105	185,817
1-4 family residential	496,340	493,061
Multi-family residential	44,385	45,147
Consumer	59,498	61,394
Agricultural	13,447	13,686
Overdrafts	252	282
Total loans	2,333,901	2,378,176
Net of:
Deferred loan fees, net	(1,260)	(1,957)
Allowance for credit losses	(31,759)	(31,974)
Total net loans(1)	$2,300,882	$2,344,245

(1) Excludes accrued interest receivable on loans of $7.7 million and $7.6 million as of June 30, 2023 and December 31, 2022, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets, adjusted for expected prepayments when appropriate. The contractual term does not consider possible extensions, renewals or modifications. The following tables present the activity in the ACL by class of loans for the six months ended June 30, 2023, for the year ended December 31, 2022 and for the six months ended June 30, 2022:

For the Six Months Ended June 30, 2023	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974
(Reversal of) provision for credit losses	(102)	(470)	136	97	82	—	155	(3)	105	—
Loans charged-off	(20)	—	(87)	—	—	—	(72)	(3)	(136)	(318)
Recoveries	12	—	—	—	—	—	58	2	31	103
Ending balance	$4,272	$4,419	$12,707	$2,105	$6,699	$490	$919	$145	$3	$31,759

For the Year Ended December 31, 2022	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433
Provision for (reversal of) credit losses	902	668	(1,108)	310	769	94	283	(20)	252	2,150
Loans charged-off	(192)	—	—	—	—	—	(322)	—	(335)	(849)
Recoveries	72	—	1	—	30	—	55	—	82	240
Ending balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974

For the Six Months Ended June 30, 2022	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	30,433
Provision for (reversal of) credit losses	462	27	(2,420)	55	121	208	209	(8)	96	(1,250)
Loans charged-off	(154)	—	—	—	—	—	(36)	—	(138)	(328)
Recoveries	45	—	1	—	30	—	23	—	43	142
Ending balance	$3,953	$4,248	$11,346	$1,753	$5,969	$604	$958	$161	$5	$28,997

(Continued)

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

During the first and second quarters of 2023, we recorded no provision for credit loss. During the fourth quarter of 2022, we recorded a $2.8 million provision to incorporate economic forecasts for a recession into our CECL model. The factors that were adjusted in the fourth quarter of 2022 are still relevant, however additional adjustments to certain qualitative factors were made in the current quarter to incorporate industry-level concerns with respect to CRE valuations and "higher for longer" interest projections that could impact borrower cash flows and repayment ability. These qualitative factor adjustments were offset by a decline in the total loan portfolio balance during the quarter, resulting in no adjustment to the ACL during the first half of the year.

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

The ACL is measured on a collective segment basis when similar risk characteristics exist. Our loan portfolio is segmented first by regulatory call report code, and second, by internally identified risk grades for our commercial loan segments and by delinquency status for our consumer loan segments. We also have separate segments for our internally originated SBA loans and for our SBA loans acquired from Westbound Bank. Consistent forecasts of the loss drivers are used across the loan segments. For loans that do not share general risk characteristics with segments, we estimate a specific reserve on an individual basis. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan's initial effective interest rate or the fair value of collateral for collateral-dependent loans.

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

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of June 30, 2023:

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$22,316	$82,430	$50,556	$15,647	$9,617	$15,421	$97,494	$293,481
Special mention	—	—	—	—	242	—	1,000	1,242
Substandard	—	12	—	234	396	173	—	815
Nonaccrual	—	58	117	51	—	100	—	326
Total commercial and industrial loans	$22,316	$82,500	$50,673	$15,932	$10,255	$15,694	$98,494	$295,864

Charge-offs	$—	$—	$(16)	$—	$—	$(4)	$—	$(20)
Recoveries	—	—	—	—	—	4	8	12
Current period net	$—	$—	$(16)	$—	$—	$—	$8	$(8)

Construction and development:
Pass	$34,521	$165,818	$102,018	$9,817	$6,943	$13,271	$12,473	$344,861
Special mention	—	—	—	—	—	—	—	—
Substandard	—	193	—	—	—	—	—	193
Nonaccrual	—	73	—	—	—	—	—	73
Total construction and development loans	$34,521	$166,084	$102,018	$9,817	$6,943	$13,271	$12,473	$345,127

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$26,620	$346,197	$160,027	$83,822	$56,784	$192,256	$17,483	$883,189
Special mention	—	—	—	1,370	—	1,308	—	2,678
Substandard	—	1,609	—	—	—	4,135	—	5,744
Nonaccrual	—	—	—	—	80	192	—	272
Total commercial real estate loans	$26,620	$347,806	$160,027	$85,192	$56,864	$197,891	$17,483	$891,883

Charge-offs	$—	$—	$—	$—	$—	$(87)	$—	$(87)
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$(87)	$—	$(87)

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$13,333	$85,291	$50,428	$9,181	$6,298	$16,692	$5,521	$186,744
Special mention	—	—	—	—	—	—	99	99
Substandard	—	—	—	—	29	58	—	87
Nonaccrual	—	—	—	—	—	175	—	175
Total farmland loans	$13,333	$85,291	$50,428	$9,181	$6,327	$16,925	$5,620	$187,105

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$25,834	$144,395	$126,461	$45,281	$28,519	$105,173	$18,090	$493,753
Special mention	—	—	—	—	—	46	—	46
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	180	703	155	1,503	—	2,541
Total 1-4 family residential loans	$25,834	$144,395	$126,641	$45,984	$28,674	$106,722	$18,090	$496,340

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$195	$18,111	$18,118	$2,414	$3,933	$1,614	$—	$44,385
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$195	$18,111	$18,118	$2,414	$3,933	$1,614	$—	$44,385

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$14,651	$23,127	$8,249	$3,648	$975	$2,864	$6,054	$59,568
Special mention	8	34	—	—	8	—	—	50
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	17	43	13	44	15	—	132
Total consumer loans and overdrafts	$14,659	$23,178	$8,292	$3,661	$1,027	$2,879	$6,054	$59,750

Charge-offs	$(141)	$(18)	$(36)	$(8)	$(5)	$—	$—	$(208)
Recoveries	31	—	3	—	—	15	40	89
Current period net	$(110)	$(18)	$(33)	$(8)	$(5)	$15	$40	$(119)

Agricultural:
Pass	$1,057	$2,264	$1,358	$852	$378	$662	$6,820	$13,391
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	25	—	25
Nonaccrual	—	—	—	—	—	31	—	31
Total agricultural loans	$1,057	$2,264	$1,358	$852	$378	$718	$6,820	$13,447

Charge-offs	$—	$—	$—	$—	$—	$(3)	$—	$(3)
Recoveries	—	—	—	—	—	2	—	2
Current period net	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Total loans:
Pass	$138,527	$867,633	$517,215	$170,662	$113,447	$347,953	$163,935	$2,319,372
Special mention	8	34	—	1,370	250	1,354	1,099	4,115
Substandard	—	1,814	—	234	425	4,391	—	6,864
Nonaccrual	—	148	340	767	279	2,016	—	3,550
Total loans	$138,535	$869,629	$517,555	$173,033	$114,401	$355,714	$165,034	$2,333,901

Charge-offs	$(141)	$(18)	$(52)	$(8)	$(5)	$(94)	$—	$(318)
Recoveries	31	—	3	—	—	21	48	103
Total current period net (charge-offs) recoveries	$(110)	$(18)	$(49)	$(8)	$(5)	$(73)	$48	$(215)

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
There were no loans classified in the “doubtful” or “loss” risk rating categories as of June 30, 2023 and December 31, 2022.

(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

There were no individually evaluated collateral-dependent loans within the ACL model as of June 30, 2023 or December 31, 2022.

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

June 30, 2023	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$171	$44	$71	$286	$295,578	$295,864	$—
Real estate:
Construction and development	1,633	44	73	1,750	343,377	345,127	—
Commercial real estate	601	—	5	606	891,277	891,883	—
Farmland	326	—	—	326	186,779	187,105	—
1-4 family residential	1,082	273	377	1,732	494,608	496,340	—
Multi-family residential	—	—	—	—	44,385	44,385	—
Consumer	755	75	51	881	58,617	59,498	—
Agricultural	40	2	—	42	13,405	13,447	—
Overdrafts	—	—	—	—	252	252	—
Total	$4,608	$438	$577	$5,623	$2,328,278	$2,333,901	$—

December 31, 2022	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$440	$44	$105	$589	$313,478	$314,067	$—
Real estate:
Construction and development	258	73	1,435	1,766	375,369	377,135	—
Commercial real estate	882	354	6,708	7,944	879,643	887,587	—
Farmland	129	79	—	208	185,609	185,817	—
1-4 family residential	2,101	547	572	3,220	489,841	493,061	—
Multi-family residential	—	—	—	—	45,147	45,147	—
Consumer	164	118	70	352	61,042	61,394	—
Agricultural	37	10	—	47	13,639	13,686	—
Overdrafts	—	—	—	—	282	282	—
Total	$4,011	$1,225	$8,890	$14,126	$2,364,050	$2,378,176	$—

The following table presents information regarding nonaccrual loans as of:

	June 30, 2023	December 31, 2022
Commercial and industrial	$326	$115
Real estate:
Construction and development	73	1,435
Commercial real estate	272	7,271
Farmland	175	109
1-4 family residential	2,541	1,691
Consumer and overdrafts	132	170
Agricultural	31	57
Total	$3,550	$10,848

There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual. There were no nonaccrual loans for which there was no related allowance at June 30, 2023.

Modifications to Borrowers Experiencing Financial Difficulty

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The following table presents the amortized cost basis of loans made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2023:

For the Six Months Ended June 30, 2023	Term Extension	Total Class of Financing Receivable
1-4 family residential	$60	0.01%
Consumer	64	0.11%
Total loans	$124	0.12%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the six months ended June 30, 2023:

Term Extension
Loan Type	Financial Effect
1-4 family residential	Amortization period was extended by a weighted-average period of 5.00 years.
Consumer	Amortization period was extended by a weighted-average period of 5.49 years.

The following table provides an age analysis of loans made to borrowers experiencing financial difficult that were modified on or after our ASU 2022-02 adoption date of January 1, 2023:

	Current	30 to 89 Days Past Due	90 Days or Greater Past Due
1-4 family residential	$60	$—	$—
Consumer	64	—	—
Total loans	$124	$—	$—

As of June 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2022 that subsequently defaulted.

There were no loans restructured during the six months ended June 30, 2022.
NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

Securities sold under agreements to repurchase were $20,532 and $7,221 as of June 30, 2023 and December 31, 2022, respectively, and are secured by mortgage-backed securities and collateralized mortgage obligations.

The Company has an unsecured $25,000 revolving line of credit, which had a $12,000 outstanding balance at June 30, 2023 and no outstanding balance at December 31, 2022, bears interest at the greater of (i) the prime rate, which was 8.25% at June 30, 2023, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2024.

Federal Home Loan Bank (FHLB) advances bear interest based on a fixed or variable rate, payable monthly, with all principal due at maturity. The following table presents the scheduled maturities of fixed and variable rate FHLB advances and their weighted average rates, as of June 30, 2023:

Year	Current Weighted Average Rate	Principal Due
Fixed rate advances
2023	5.13%	$185,000
2024	4.38%	10,000
Total fixed rate FHLB advances		$195,000
Total variable rate FHLB advances		—
Total FHLB advances		$195,000

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 5 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	June 30, 2023	December 31, 2022
Trust III Debentures	$2,062	$2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note	34,502	34,436
Other debentures	6,000	7,500
	$47,719	$49,153

As of June 30, 2023, the Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I”). Upon formation, the Trusts issued pass-through securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts (composed of Trust III and DCB Trust I) issued common securities to the Company. The Trusts invested the proceeds of the sales of securities to the Company (“Debentures”). The Debentures mature approximately 30 years after the formation date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

	Trust III	DCB Trust I
Formation date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at June 30, 2023 and December 31, 2022. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. Various of these debentures have matured since issuance and $6,000 remains as of June 30, 2023. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the maturity date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

The scheduled principal payments and weighted average rates of the Debentures, the subordinated note and other debentures are as follows:

Year	Current Weighted Average Rate	Principal Due
2023	3.24%	$4,000
2024	4.00%	2,000
Thereafter	4.20%	42,217
Total scheduled principal payments		48,217
Unamortized debt issuance costs		(498)
		$47,719

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

A summary of stock option activity in the Plan during the six months ended June 30, 2023 and 2022 follows:

Six Months Ended June 30, 2023	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	497,820	$28.07	5.87	$3,402
Granted	28,500	27.74
Exercised	(8,800)	25.57
Forfeited	(27,690)	30.65
Balance, June 30, 2023	489,830	$27.95	5.59	$884

Exercisable at end of period	283,270	$25.65	4.04	$713

Six Months Ended June 30, 2022	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	502,780	$25.77	5.59	$5,936
Granted	60,000	35.84
Exercised	(20,950)	22.60
Forfeited	(20,900)	25.95
Balance, June 30, 2022	520,930	$27.05	5.62	$4,815

Exercisable at end of period	289,920	$24.52	4.07	$3,401

A summary of nonvested stock option activity in the Plan during the six months ended June 30, 2023 and 2022 follows:

Six Months Ended June 30, 2023	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	216,480	$5.95
Granted	28,500	5.45
Vested	(27,460)	5.80
Forfeited	(10,960)	13.53
Balance, June 30, 2023	206,560	$5.89

Six Months Ended June 30, 2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	207,084	$5.23
Granted	60,000	6.40
Vested	(29,694)	6.24
Forfeited	(6,380)	14.82
Balance, June 30, 2022	231,010	$5.38

Information related to stock options in the Plan is as follows for the six months ended:

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	June 30, 2023	June 30, 2022
Intrinsic value of options exercised	$17	$286
Cash received from options exercised	225	474
Weighted average fair value of options granted	5.45	6.40

Restricted Stock Awards

A summary of restricted stock activity in the Plan during the six months ended June 30, 2023 and 2022 follows:

Six Months Ended June 30, 2023	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	18,930	$27.51
Granted	2,056	34.10
Vested	(2,970)	27.50
Forfeited	(1,051)	28.81
Balance, June 30, 2023	16,965	$28.23

Six Months Ended June 30, 2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	30,190	$27.52
Vested	(4,070)	27.50
Balance, June 30, 2022	26,120	$27.52

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of June 30, 2023, there was $1,488 of total unrecognized compensation expense related to nonvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.15 years.

The Company granted options under the Plan during the first six months of 2023 and 2022. Expense of $298 and $321 was recorded during the six months ended June 30, 2023 and 2022, respectively, which represents the fair value of shares, restricted stock and stock options vested during those periods.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the six months ended June 30, 2023 and 2022 totaled $868 and $784, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of June 30, 2023, the number of shares held by the KSOP was 1,019,722. There were no unallocated shares to plan participants as of June 30, 2023, and all shares held by the KSOP were treated as outstanding.

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

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $41,830 and $38,404 as of June 30, 2023 and December 31, 2022, respectively.

Expense related to these plans totaled $551 and $508 for the six months ended June 30, 2023 and 2022, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $5,782 and $5,388 as of June 30, 2023 and December 31, 2022, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the six months ended June 30, 2023 and 2022 totaled $1,900 and $2,695, respectively, which included accrued bonus expense at June 30, 2023 and December 31, 2022 of $1,550 and $2,332, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings and the accrual is included in accrued interest and other liabilities on the consolidated balance sheets.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 13 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are composed of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of June 30, 2023, operating lease right-of-use assets were $12,450 and liabilities were $13,088, and as of December 31, 2022, lease assets and liabilities were $12,896 and $13,520, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the six months ended June 30, 2023 and 2022 was approximately $1,147 and $1,104, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	June 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$12,450	$12,896
Operating lease liabilities	13,088	13,520

Weighted average remaining lease term
Operating leases	7 years	8 years
Weighted average discount rate
Operating leases	2.05%	2.00%

(Continued)

27.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2027 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of June 30, 2023, are as follows:

Year Ended December 31,	Amount
2023	$1,127
2024	2,200
2025	2,028
2026	1,793
2027	1,601
Thereafter	4,699
Total lease payments	13,448
Less: interest	(360)
Present value of lease liabilities	$13,088

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense for the period	$2,529	$2,472	$4,352	$4,707
Effective tax rate	20.89%	18.67%	19.60%	17.96%

The effective tax rates differ from the statutory federal tax rate of 21% for the three and six months ended June 30, 2022 largely due to tax exempt interest income earned on certain investment securities and loans. For the three and six months ended June 30, 2023, effective tax rates were higher due to tax provisions made for the extraordinary gain on sale of correspondent bank stock during the period.

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

In the first quarter of 2022, the Company terminated interest rate swaps that were originally designed to receive payments at a floating rate in exchange for paying a fixed rate, the objective of which was to reduce the overall cost of short-term 3-month FHLB advances that were renewed consistent with the reset terms on the interest rate swaps. The swaps were canceled at a net gain of $685, which is included in other noninterest income in the Consolidated Statement of Earnings.

Interest expense recorded on these swap transactions totaled $119 during the six months ended June 30, 2022. This expense is reported as a component of interest expense on the debentures and the FHLB advances and federal funds purchased.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL with respect to these commitments as of June 30, 2023 and December 31, 2022.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. As of June 30, 2023 and December 31, 2022, no amounts have been recorded as an ACL for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	June 30, 2023	December 31, 2022
Commitments to extend credit	$430,969	$474,745
Letters of credit	7,058	8,289

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At June 30, 2023, the Company had letters of credit of $15,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of June 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it was subject.

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

As of June 30, 2023 and December 31, 2022, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since June 30, 2023 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $7,217 of trust preferred securities in Tier 1 capital as of both June 30, 2023 and December 31, 2022. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total capital to risk-weighted assets:
Consolidated	$362,203	14.90%	$194,419	8.00%	$255,175	10.50%	$243,024	10.00%
Bank	379,964	15.65%	194,265	8.00%	254,972	10.50%	242,831	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	297,306	12.23%	145,814	6.00%	206,570	8.50%	145,814	6.00%
Bank	349,593	14.40%	145,698	6.00%	206,406	8.50%	194,265	8.00%
Tier 1 capital to average assets:(1)
Consolidated	297,306	9.11%	130,480	4.00%	130,480	4.00%	n/a
Bank	349,593	10.74%	130,222	4.00%	130,222	4.00%	162,777	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	290,089	11.94%	109,361	4.50%	170,117	7.00%	n/a
Bank	349,593	14.40%	109,274	4.50%	169,982	7.00%	157,840	6.50%

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

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

June 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$121,440	$—	$121,440	$—
Collateralized mortgage obligations	15,924	—	15,924	—
Municipal securities	2,442	—	2,442	—
Corporate bonds	26,790	—	26,790	—
Loans held for sale	795	—	—	795
Cash surrender value of life insurance	41,830	—	41,830	—
SBA servicing assets	782	—	—	782

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	—	—	—	—

December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$130,341	$—	$130,341	$—
Collateralized mortgage obligations	20,157	—	20,157	—
Municipal securities	10,642	—	10,642	—
Corporate bonds	27,787	—	27,787	—
Loans held for sale	3,156	—	—	3,156
Cash surrender value of life insurance	38,404	—	38,404	—
SBA servicing assets	874	—	—	874

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	—	—	—	—

There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2023 or during the year ended December 31, 2022.

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

As of June 30, 2023 and 2022, and December 31, 2022, there were no foreclosed assets that were remeasured and recorded at fair value.

As of June 30, 2023 and December 31, 2022, there were no nonrecurring level 3 fair value measurements requiring quantitative information.

There were no individually evaluated collateral dependent loans included in the ACL model as of June 30, 2023 or December 31, 2022.

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of June 30, 2023 and December 31, 2022, are as follows:

	Fair value measurements as of June 30, 2023 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$97,351	$97,351	$—	$—	$97,351
Marketable securities held to maturity	437,292	—	402,735	—	402,735
Loans, net	2,300,882	—	—	2,154,341	2,154,341
Accrued interest receivable	11,110	—	11,110	—	11,110
Nonmarketable equity securities	24,673	—	24,673	—	24,673
Financial liabilities:
Deposits	$2,602,817	$1,962,122	$638,880	$—	$2,601,002
Securities sold under repurchase agreements	20,532	—	20,532	—	20,532
Accrued interest payable	4,211	—	4,211	—	4,211
Federal Home Loan Bank advances	195,000	—	194,871	—	194,871
Subordinated debt	47,719	—	48,357	—	48,357

	Fair value measurements as of December 31, 2022 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$106,467	$106,467	$—	$—	$106,467
Marketable securities held to maturity	509,008	—	475,068	—	475,068
Loans, net	2,344,245	—	—	2,217,606	2,217,606
Accrued interest receivable	11,555	—	11,555	—	11,555
Nonmarketable equity securities	25,585	—	25,585	—	25,585
Financial liabilities:
Deposits	$2,681,154	$2,326,615	$351,981	$—	$2,678,596
Securities sold under repurchase agreements	7,221	—	7,221	—	7,221
Accrued interest payable	2,348	—	2,348	—	2,348
Federal Home Loan Bank advances	290,000	—	289,926	—	289,926
Subordinated debt	49,153	—	50,025	—	50,025

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
NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. Net losses attributable to the noncontrolling interest during the three and six months ended June 30, 2023 were $5 and $9, respectively, and are excluded from this calculation. Net losses attributable to the noncontrolling interest during the three and six months ended June 30, 2022 were $18 for both periods, and are excluded from this calculation. Diluted earnings per share reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net earnings of the Company. Dilutive share equivalents include stock-based awards issued to employees.

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

(Continued)

34.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$9,581	$10,784	$17,862	$21,522

Denominator:
Weighted-average shares outstanding (basic)	11,735,475	11,968,227	11,836,970	12,038,261
Effect of dilutive securities:
Common stock equivalent shares from stock options	21,037	130,756	44,464	135,252
Weighted-average shares outstanding (diluted)	11,756,512	12,098,983	11,881,434	12,173,513

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$0.82	$0.90	$1.51	$1.79
Diluted	$0.81	$0.89	$1.50	$1.77

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

QUARTERLY HIGHLIGHTS

•
Excellent Asset Quality. Nonperforming assets as a percentage of total assets were 0.11% at June 30, 2023, compared to 0.40% at March 31, 2023 and 0.30% at June 30, 2022. Net charge-offs (annualized) to average loans were 0.03% for the quarter ended June 30, 2023, compared to 0.00% for the quarter ended March 31, 2023, and 0.02% for the quarter ended June 30, 2022. During the second quarter, four nonperforming loans that were acquired from Westbound Bank with combined balances of $6.7 million were resolved and paid off with minimal charge-offs. An additional nonperforming loan with an outstanding balance of $1.4 million was resolved and paid off with a minimal charge-off.

Commercial real estate (CRE) loans, particularly office related loans, have received increased scrutiny in recent months. Our CRE loans and real estate C&D loans represent 38.2% and 14.8% of the total loan portfolio,

(Continued)

36.

respectively. Office-related loans represent 4.4% of the total loan portfolio and have an average balance of $541,000.

Although asset quality remains strong, we adjusted certain qualitative factors during the second quarter to incorporate industry-wide concerns over CRE valuations and the possibility of higher-for-longer interest rates, which could impact cash flows and repayment ability of borrowers. These qualitative adjustments, along with minimal charge-offs and a slight reduction in the loan portfolio, resulted in no provision for credit loss in the second quarter of 2023.

•
Granular and Reliable Deposit Base. As of June 30, 2023, we have 85,615 total deposit accounts with an average account balance of $29,693. We have a historically reliable core deposit base, with strong and trusted banking relationships. Total deposits decreased by $20.6 million during the second quarter, which consisted primarily of a decrease in public funds balances of $28.1 million, a decrease in other deposits of $52.3 million, partially offset by an increase in brokered certificates of deposit of $50.0 million. The bank has not historically used brokered deposits and does not foresee a reliance on them going forward, but issued these deposits during the quarter to test their availability as a contingent liquidity source. We also had an increase of approximately $7.0 million in collateralized repurchase agreements, which are shown on our balance sheet as a separate line item than deposits, but would be classified as deposits if not for the repurchase agreement.

As an additional resource to our uninsured depositors, we implemented both the IntraFi CDARS and ICS programs during the second quarter of 2023. These programs allow CD and money market deposit customers, respectively, to obtain full FDIC deposit insurance while maintaining one time deposit or savings relationship with our Bank. Excluding public funds and bank-owned accounts, our uninsured deposits as of June 30, 2023 were 22.31% of total deposits.

We continued to increase interest rates paid on deposits during the quarter in order to pay competitive rates, however noninterest-bearing deposits still represent 35.2% of total deposits. Our cost of interest-bearing deposits increased 50 basis points during the quarter from 1.91% in the prior quarter to 2.41%, representing a beta on interest-bearing deposits of approximately 105.6% for the linked quarter compared to the federal funds target rates. Our cost of total deposits (cost of funds) for the second quarter of 2023 increased 35 basis points from 1.18% in the prior quarter to 1.53%, representing a beta on total deposits of approximately 73.9% for the linked quarter.

•
Strong Capital and Liquidity. Our capital and liquidity ratios, as well as contingent liquidity sources, are solid. We are taking advantage of low stock prices to repurchase shares of Company stock and add intrinsic value for shareholders. During the second quarter of 2023, we repurchased 322,601 shares, or 2.8% of average shares outstanding during the period, at an average price of $25.13 per share. Our liquidity ratio, calculated as cash and cash equivalents and unpledged investments divided by total liabilities, was 12.9% as of quarter-end. Our total available contingent liquidity, net of current outstanding borrowings, is $1.5 billion, consisting of FHLB, FRB and correspondent bank fed funds and revolving lines of credit. Finally, our total equity to average assets as on June 30, 2023 is 9.1%. If we had to recognize our entire unrealized losses on both AFS and HTM securities, the ratio would be 8.3%†, which is still well capitalized under regulatory requirements.
•
Investment Portfolio Discipline. During late 2021 and early 2022, we had significant excess cash but did not believe the low yields on investments at that time warranted the interest rate risk. To slightly improve the yields meant investing in securities with much longer lives. Because of this disciplined approach, our total unrealized losses, including both AFS and HTM securities remain manageable and low. However, during the second quarter, we used advantageous market movements to restructure $14.3 million in AFS securities to improve overall yield with minimal realized losses and an estimated earnback period of just under one year. The table below presents total unrealized losses as of June 30, 2023, along with estimated unrealized losses if interest rates increase or decrease by 100 basis points.

	June 30, 2023		Net Unrealized Loss
(dollars in thousands)	Amortized Cost	Estimated Fair Value	-100 bps	Actual	+100 bps
Available for sale	$187,959	$166,596	$(12,801)	$(21,363)	$(29,313)
Held to maturity	437,292	402,735	(18,333)	(34,557)	(50,644)
Total securities	$625,251	$569,331	$(31,134)	$(55,920)	$(79,957)

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in subsequent sections of this MD&A.

(Continued)

37.

Discussion and Analysis of Results of Operations for the Six Months Ended June 30, 2023 and 2022

Results of Operations

The following discussion and analysis compares our results of operations for the six months ended June 30, 2023 with the six months ended June 30, 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Net earnings attributable to Guaranty Bancshares, Inc. (which excludes the minority interest of consolidated subsidiaries) were $17.9 million for the six months ended June 30, 2023, as compared to $21.5 million for the six months ended June 30, 2022. The following table presents key earnings data for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022
Net earnings attributable to Guaranty Bancshares, Inc.	$17,862	$21,522
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	1.51	1.79
-diluted	1.50	1.77
Net interest margin(1)	3.23%	3.45%
Net interest rate spread(2)	2.29%	3.28%
Return on average assets	1.09%	1.37%
Return on average equity	12.12%	14.65%
Average equity to average total assets	9.01%	9.32%
Cash dividend payout ratio	30.46%	24.58%

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

Net interest income, before the provision for credit losses, for the six months ended June 30, 2023 and 2022 was $49.9 million and $51.2 million, respectively, a decrease of $1.3 million, or 2.6%. The decrease in net interest income resulted primarily from an increase in interest expense of $22.2 million, or 577.6% partially offset by a $20.9 million, or 37.9%, increase in interest income.

The $22.2 million increase in interest expense for the six months ended June 30, 2023 was primarily related to a $14.7 million, or 514.3%, increase in interest on deposits, despite a $63.2 million, or 3.7%, decrease in average interest-bearing deposits. The increase in deposit-related interest expense was due to a 183 basis point increase in average rate paid on these deposits over the same period in 2022. Additionally, there was a $6.9 million increase in interest on FHLB advances.

The increase in interest income for the six months ended June 30, 2023 was primarily related to an increase in interest income on loans of $18.9 million, or 40.3%, during the six months ended June 30, 2023 compared to the same period in 2022.

For the six months ended June 30, 2023, net interest margin on a taxable equivalent basis and net interest spread were 3.22% and 2.29%, respectively, compared to 3.49% and 3.28% for the same period in 2022, which reflects a 121 basis point increase in the yield on interest-earning assets offset by 220 basis point increase in the rate on interest-bearing liabilities from the same period of the prior year. The increase in rates is primarily due to market rate conditions during the six months ended June 30, 2023 compared to the same period of the prior year.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities,

(Continued)

38.

the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2023 and 2022, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,375,533	$65,748	5.58%	$2,003,053	$46,859	4.72%
Securities available for sale	179,984	2,273	2.55	377,132	3,091	1.65
Securities held to maturity	479,063	5,881	2.48	393,110	4,151	2.13
Nonmarketable equity securities	28,658	720	5.07	14,678	698	9.59
Interest-bearing deposits in other banks	48,650	1,256	5.21	203,738	214	0.21
Total interest-earning assets	3,111,888	75,878	4.92	2,991,711	55,013	3.71
Allowance for credit losses	(31,922)			(29,628)
Noninterest-earning assets	218,868			215,886
Total assets	$3,298,834			$3,177,969
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,639,003	$17,601	2.17%	$1,702,216	$2,865	0.34%
Advances from FHLB and fed funds purchased	285,963	7,123	5.02	42,395	236	1.12
Line of credit	3,696	64	3.49	1,878	34	3.65
Subordinated debt	48,675	1,075	4.45	41,572	699	3.39
Securities sold under agreements to repurchase	17,937	150	1.69	9,976	5	0.10
Total interest-bearing liabilities	1,995,274	26,013	2.63	1,798,037	3,839	0.43
Noninterest-bearing liabilities:
Noninterest-bearing deposits	977,738			1,059,032
Accrued interest and other liabilities	28,706			24,680
Total noninterest-bearing liabilities	1,006,444			1,083,712
Equity	297,116			296,220
Total liabilities and equity	$3,298,834			$3,177,969
Net interest rate spread(2)			2.29%			3.28%
Net interest income		$49,865			$51,174
Net interest margin(3)			3.23%			3.45%
Net interest margin, fully taxable equivalent(4)			3.22%			3.49%

(1) Includes average outstanding balances of loans held for sale of $1.5 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively.
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

(Continued)

39.

attributable to changes in volume and interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Six Months Ended June 30, 2023 vs. 2022
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$8,791	$10,098	$18,889
Securities available for sale	(1,613)	795	(818)
Securities held to maturity	909	821	1,730
Nonmarketable equity securities	665	(643)	22
Interest-earning deposits in other banks	(162)	1,204	1,042
Total increase in interest income	$8,590	$12,275	$20,865

Interest-bearing liabilities:
Interest-bearing deposits	$(107)	$14,843	$14,736
Advances from FHLB	1,353	5,534	6,887
Line of credit	33	(3)	30
Subordinated debt	119	257	376
Securities sold under agreements to repurchase	4	141	145
Total increase in interest expense	1,402	20,772	22,174
Increase (decrease) in net interest income	$7,188	$(8,497)	$(1,309)

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

During the six months ended June 30, 2023, we recorded no provision for credit loss, compared to a reverse provision of $1.3 million during the same period in 2022. During the fourth quarter of 2022, we recorded a $2.8 million provision to incorporate economic forecasts for a recession into our CECL model. The factors that were adjusted in the fourth quarter of 2022 are still relevant, however additional adjustments to certain qualitative factors were made in the current quarter to incorporate industry-level concerns with respect to CRE valuations and "higher for longer" interest projections that could impact borrower cash flows and repayment ability. These qualitative factor adjustments were offset by a decline in the total loan portfolio balance during the quarter, resulting in no adjustment to the ACL during the quarter. As of June 30, 2023, our allowance for credit losses as a percentage of total loans was 1.36%.

As of June 30, 2023, there were $5.6 million in loan balances past due 30 or more days, including $1.3 million in loan balances for nonperforming (nonaccrual) loans, compared to $14.1 million and $7.5 million, respectively, as of December 31, 2022, and $11.0 million and $9.8 million, respectively, as of June 30, 2022.

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

(Continued)

40.

The following table presents components of noninterest income for the six months ended June 30, 2023 and 2022 and the period-over-period variations in the categories of noninterest income:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022	2023 vs. 2022
Noninterest income:
Service charges	$2,133	$2,046	$87
Net realized loss on securities transactions	(229)	—	(229)
Gain on sale of loans	787	1,787	(1,000)
Fiduciary and custodial income	1,268	1,280	(12)
Bank-owned life insurance income	425	418	7
Merchant and debit card fees	3,795	3,672	123
Loan processing fee income	276	419	(143)
Mortgage fee income	118	233	(115)
Other noninterest income	4,205	2,705	1,500
Total noninterest income	$12,778	$12,560	$218

Total noninterest income increased $218,000, or 1.7%, for the six months ended June 30, 2023 compared to the same period in 2022. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our noninterest income. Service fee income was $2.1 million for the six months ended June 30, 2023 compared to $2.0 million for the same period in 2022, an increase of $87,000, or 4.3%, resulting primarily from a decrease in service charge refunds, and increases in both ATM fee income and account analysis income for the six months ended June 30, 2023 compared to the same period in 2022.

Net Realized Loss on Securities Transactions. We sell securities from time-to-time, which results in gains or losses being recognized in the income statement as noninterest income. During the six months ended June 30, 2023 we sold securities for a net loss of $229,000. No securities were sold during the six months ended June 30, 2022.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 95 mortgage loans for $25.3 million during the six months ended June 30, 2023 compared to 179 mortgage loans for $47.7 million for the quarter ended June 30, 2022, which is consistent with the industry-wide decline in overall mortgage volumes attributable to increased mortgage loan rates. Gain on sale of loans was $787,000 for the six months ended June 30, 2023, a decrease of $1.0 million, or 56.0%, compared to $1.8 million for the six months ended June 30, 2022. The gain reported in the current period was attributable to the gain on sale of mortgage loans of $654,000 and gain on SBA 7(a) loan sales of $133,000, while the gain during the same period in the prior year consisted of $1.4 million in mortgage loan sales and $392,000 in SBA 7(a) loan sales.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $3.8 million for the six months ended June 30, 2023, compared to $3.7 million for the same period in 2022, an increase of $123,000, or 3.3%. The increase was primarily due to an annual service provider bonus of $299,000 received in June of 2023. Additionally, there has been growth in the number of DDAs and debit card usage volume during 2023. The total number of DDAs increased by 1,350 accounts, from 54,147 as of June 30, 2022 to 55,497 as of June 30, 2023.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $276,000 for the six months ended June 30, 2023, compared to $419,000 for the same period in 2022, a decrease of $143,000, or 34.1%. The decrease in loan processing fee income is primarily attributable to a decrease in the volume of newly originated, renewed or extended loans during the period.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $115,000, or 49.4%, from June 30, 2022 was primarily due to a lower volume of mortgage purchases and refinances during the six months ended June 30, 2023.

Other. This category includes a variety of other income producing activities, including loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $1.5 million, or 55.5%, for the six months ended June 30, 2023, compared to the same period in 2022, resulting primarily from a one-time gain on the sale of nonmarketable correspondent bank stock of $2.8 million during the six months ended June 30, 2023. This was partially offset by a one-time net gain of $685,000 during the first quarter of 2022 from the termination of three interest rate

(Continued)

41.

swaps. Additionally, there was a decrease in warehouse lending fees of $155,000 due to a decrease in overall warehouse lending activity in 2023.

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

For the six months ended June 30, 2023, noninterest expense totaled $40.4 million, an increase of $1.7 million, or 4.3%, compared to $38.8 million for the six months ended June 30, 2022. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022	2023 vs. 2022
Employee compensation and benefits	$24,203	$23,262	$941
Non-staff expenses:
Occupancy expenses	5,584	5,559	25
Legal and professional fees	1,568	1,543	25
Software and technology	2,927	2,548	379
Amortization	310	397	(87)
Director and committee fees	400	424	(24)
Advertising and promotions	536	727	(191)
ATM and debit card expense	1,338	1,252	86
Telecommunication expense	354	373	(19)
FDIC insurance assessment fees	823	470	353
Other noninterest expense	2,395	2,218	177
Total noninterest expense	$40,438	$38,773	$1,665

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $24.2 million for the six months ended June 30, 2023, an increase of $941,000, or 4.0%, compared to $23.3 million for the same period in 2022. Employee compensation and benefits expense increased due to higher salaries of $912,000 and higher employee benefits of $416,000, partially offset by lower bonus expense of $796,000.

Software and Technology. Software and technology expenses increased $379,000, or 14.9%, from $2.5 million for the six months ended June 30, 2022 to $2.9 million for the six months ended June 30, 2023. The increase is attributable primarily to additional technology investments and an increase in the cost of our core processing software.

Amortization. Amortization costs include amortization of software and core deposit intangibles. Amortization costs were $310,000 for the six months ended June 30, 2023, a decrease of $87,000, or 21.9%, compared to $397,000 for the same period in 2022. The primary reason for the decrease in amortization was due to a reduction in software amortization from $171,000 to $84,000 for the six months ended June 30, 2022 and 2023, respectively.

Advertising and Promotions. Advertising and promotion-related expenses were $536,000 and $727,000 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $191,000, or 26.3%. The decrease was primarily due to decreased vendor costs in the current period compared to the same period in the prior year.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $1.3 million for the six months ended June 30, 2023, an increase of $86,000, or 6.9%, compared to the same period in 2022, as a result of increased ATM and debit card usage by our customers.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $823,000 for the six months ended June 30, 2023, compared to $470,000 for the same period in 2022. The increase of $353,000, or 75.1%, was primarily due to an increase in the insurance assessment rate resulting from changes in certain financial ratios used in the calculation and an overall increase in our assessment base, which is calculated as average total assets less average tangible equity.

(Continued)

42.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $177,000, or 8.0%, from $2.2 million for the six months ended June 30, 2022 to $2.4 million for the six months ended June 30, 2023 due in part to a $54,000 increase in contributions and a $59,000 increase in meals and entertainment expense during the six months ended June 30, 2023.

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

For the six months ended June 30, 2023 and 2022, income tax expense totaled $4.4 million and $4.7 million, respectively. The decrease in income tax expense was primarily due to a decrease in net earnings before taxes of $4.0 million. Our effective tax rates for the six months ended June 30, 2023 and 2022 were 19.60% and 17.96%, respectively.

Discussion and Analysis of Results of Operations for the Three Months Ended June 30, 2023 and 2022

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended June 30, 2023 with the three months ended June 30, 2022. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Net earnings attributable to Guaranty Bancshares Inc. were $9.6 million for the three months ended June 30, 2023, as compared to $10.8 million for the three months ended June 30, 2022. Basic earnings attributable to Guaranty Bancshares, Inc. per share were $0.82 for the three months ended June 30, 2023 compared to $0.90 during the same period in 2022.

The following table presents key earnings data for the periods indicated:

	Quarter Ended June 30,
(dollars in thousands, except per share data)	2023	2022
Net earnings attributable to Guaranty Bancshares, Inc.	$9,581	$10,784
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	0.82	0.90
-diluted	0.81	0.89
Net interest margin(1)	3.21%	3.57%
Net interest rate spread(2)	2.22%	3.37%
Return on average assets	1.17%	1.35%
Return on average equity	12.87%	14.85%
Average equity to average total assets	9.13%	9.08%
Cash dividend payout ratio	28.05%	24.44%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Net Interest Income

Net interest income, before the provision for credit losses, in the second quarter of 2023 and 2022 was $24.7 million and $26.9 million, respectively, a decrease of $2.1 million, or 8.0%. The decrease in net interest income resulted from an increase in interest expense of $11.8 million, or 518.4%, compared to the prior year quarter, which was partially offset by an increase in interest income of $9.6 million, or 33.0%, from the same quarter in the prior year. The increase in interest expense was due primarily to an $8.3 million increase in deposit interest and a $3.2 million increase in FHLB advance interest, each resulting from rising interest rates between the two periods. The increase in interest income was primarily due to an increase in loan interest of $9.0 million, or 36.6%, and an increase in interest income on fed funds sold and

(Continued)

43.

interest-bearing deposits in other banks of $701,000, or 667.6%, during the current quarter compared to the prior year quarter.

Net interest margin, on a taxable equivalent basis, for the second quarter of 2023 and 2022 was 3.19% and 3.61%, respectively.

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

The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2023 and 2022, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Quarter Ended June 30,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,363,158	$33,591	5.70%	$2,068,379	$24,587	4.77%
Securities available for sale	175,447	1,205	2.75	267,823	1,473	2.21
Securities held to maturity	455,626	2,831	2.49	596,013	2,666	1.79
Nonmarketable equity securities	28,931	301	4.17	14,128	289	8.20
Interest-bearing deposits in other banks	62,165	806	5.20	74,047	105	0.57
Total interest-earning assets	3,085,327	38,734	5.04	3,020,390	29,120	3.87
Allowance for credit losses	(31,909)			(29,056)
Noninterest-earning assets	219,532			218,106
Total assets	$3,272,950			$3,209,440
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,653,237	$9,946	2.41%	$1,694,363	$1,623	0.38%
Advances from FHLB and fed funds purchased	262,088	3,349	5.13	47,016	190	1.62
Line of credit	7,352	64	3.49	—	—	—
Subordinated debt	48,192	535	4.45	52,326	453	3.47
Securities sold under agreements to repurchase	24,823	137	2.21	9,045	3	0.13
Total interest-bearing liabilities	1,995,692	14,031	2.82	1,802,750	2,269	0.50
Noninterest-bearing liabilities:
Noninterest-bearing deposits	948,083			1,090,288
Accrued interest and other liabilities	30,480			25,090
Total noninterest-bearing liabilities	978,563			1,115,378
Equity	298,695			291,312
Total liabilities and equity	$3,272,950			$3,209,440
Net interest rate spread(2)			2.22%			3.37%
Net interest income		$24,703			$26,851
Net interest margin(3)			3.21%			3.57%
Net interest margin, fully taxable equivalent(4)			3.19%			3.61%

(1) Includes average outstanding balances of loans held for sale of $1.4 million and $2.6 million for the quarter ended June 30, 2023 and 2022, respectively.
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

44.

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

	For the Three Months Ended June 30, 2023 vs. 2022
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$7,030	$1,974	$9,004
Securities available for sale	(509)	241	(268)
Securities held to maturity	548	(383)	165
Nonmarketable equity securities	303	(291)	12
Interest-earning deposits in other banks	(17)	718	701
Total increase in interest income	$7,355	$2,259	$9,614

Interest-bearing liabilities:
Interest-bearing deposits	$(39)	$8,362	$8,323
Advances from FHLB	869	2,290	3,159
Line of credit	—	64	64
Subordinated debt	(36)	118	82
Securities sold under agreements to repurchase	5	129	134
Total increase in interest expense	799	10,963	11,762
Increase (decrease) in net interest income	$6,556	$(8,704)	$(2,148)

Provision for Credit Losses

During the first and second quarters of 2023, we recorded no provision for credit losses. During the fourth quarter of 2022, we recorded a $2.8 million provision to incorporate economic forecasts for a recession into our CECL model. The factors that were adjusted in the fourth quarter of 2022 are still relevant, however additional adjustments to certain qualitative factors were made in the current quarter to incorporate industry-level concerns with respect to CRE valuations and "higher for longer" interest projections that could impact borrower cash flows and repayment ability. These qualitative factor adjustments were offset by a decline in the total loan portfolio balance during the quarter, resulting in no adjustment to the ACL during the quarter. As of June 30, 2023 and December 31, 2022, our allowance for credit losses as a percentage of total loans was 1.36% and 1.34%, respectively.

Noninterest Income

The following table presents components of noninterest income for the three months ended June 30, 2023 and 2022 and the period-over-period variations in the categories of noninterest income:

	Quarter Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022	2023 vs. 2022
Noninterest income:
Service charges	$1,056	$1,070	$(14)
Loss on sales of investment securities	(322)	—	(322)
Gain on sale of loans	473	882	(409)
Fiduciary and custodial income	630	638	(8)
Bank-owned life insurance income	211	207	4
Merchant and debit card fees	2,121	2,061	60
Loan processing fee income	142	232	(90)
Mortgage fee income	50	102	(52)
Other noninterest income	3,512	889	2,623
Total noninterest income	$7,873	$6,081	$1,792

Total noninterest income increased $1.8 million, or 29.5%, for the three months ended June 30, 2023 compared to the same period in 2022. Material changes in the components of noninterest income are discussed below.

Net Realized Loss on Securities Transactions. We sell securities from time-to-time, which results in gains or losses being recognized in the income statement as noninterest income. As part of a securities restructuring, we sold $14.0 million

(Continued)

45.

in securities during the quarter ended June 30, 2023, for a net loss of $322,000. We did not sell any securities in the same period of the prior year.

Gain on Sale of Loans. We sold 51 mortgage loans for $12.6 million during the three months ended June 30, 2023 compared to 71 mortgage loans for $19.5 million during the three months ended June 30, 2022. Gain on sale of loans was $473,000 for the three months ended June 30, 2023, a decrease of $409,000, or 46.4%, compared to $882,000 for the same period in 2022. The total gain on loans sold during the quarter ended June 30, 2023 consisted of a gain of $340,000 in mortgage loans and a gain of $133,000 in SBA 7(a) loans sold, compared to $655,000 and $227,000 of mortgage and SBA loans sold, respectively, during the quarter ended June 30, 2022.

Merchant and Debit Card Fees. We earn interchange income related to activity of our customers' merchant debit card usage. Debit card interchange income was $2.1 million for the quarter ended June 30, 2023, compared to $2.1 million for the same period in 2022, an increase of $60,000, or 2.9%. The increase was primarily due to an annual service provider bonus of $299,000 received in June of 2023, which was an increase of $23,000 from the same quarter of the prior year.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $142,000 for the quarter ended June 30, 2023, compared to $232,000 for the same period in 2022, a decrease of $90,000, or 38.8%. The decrease is primarily due to a decline in the volume of newly originated, renewed or extended loans during the period.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. Mortgage fee income decreased from $102,000 to $50,000 for the quarters ended June 30, 2023 and 2022, respectively. The decrease of $52,000, or 51.0%, from June 30, 2022 was primarily due to a lower volume of mortgage purchases and refinances during the quarter ended June 30, 2023.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $2.6 million, or 295.1%, compared to the same period in 2022. The increase in other noninterest income was due primarily to a one-time gain on the sale of nonmarketable correspondent bank stock of $2.8 million.

Noninterest Expense

For the three months ended June 30, 2023, noninterest expense totaled $20.5 million, an increase of $777,000, or 3.9%, compared to $19.7 million for the three months ended June 30, 2022. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022	2023 vs. 2022
Employee compensation and benefits	$11,939	$11,730	$209
Non-staff expenses:
Occupancy expenses	2,754	2,848	(94)
Legal and professional fees	985	773	212
Software and technology	1,531	1,339	192
Amortization	149	178	(29)
Director and committee fees	201	219	(18)
Advertising and promotions	269	320	(51)
ATM and debit card expense	739	674	65
Telecommunication expense	171	187	(16)
FDIC insurance assessment fees	522	237	285
Other noninterest expense	1,211	1,189	22
Total noninterest expense	$20,471	$19,694	$777
Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $11.9 million for the three months ended June 30, 2023, an increase of $209,000, or 1.8%, compared to $11.7 million for the same period in 2022. The increase resulted primarily from higher salary expense and employee benefits, partially offset by decreased bonus expense during the quarter ended June 30, 2023.

(Continued)

46.

Occupancy Expense. Occupancy expenses are mainly composed of depreciation expense on fixed assets and lease expense related to ASC 842 accounting. Occupancy expenses decreased $94,000, or 3.3%, compared to the same quarter of the prior year. The decrease was primarily due to a $67,000 decrease in depreciation expense, and a $33,000 decrease in lease expense during the quarter ended June 30, 2023.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments other than FDIC insurance assessment fees, were $985,000 and $773,000 for the quarters ended June 30, 2023 and 2022, respectively, an increase of $212,000, or 27.4%. The increase was primarily due to recruiting and additional proxy-related fees during the quarter ended June 30, 2023.

Software and Technology Fees. Software and technology fees consist of fees paid to third parties for support of software and technology products. Software support fee expense was $1.5 million for the three months ended June 30, 2023, compared to $1.3 million for the same period in 2022, an increase of $192,000, or 14.3%. The increase is due to additional technology investments and an increase in the cost of our core processing software resulting from a new asset tier threshold compared to the same quarter of the prior year.

Amortization. Amortization costs include amortization of software and core deposit intangibles from prior acquisitions. Amortization costs were $149,000 for the three months ended June 30, 2023, a decrease of $29,000, or 16.3%, compared to $178,000 for the same period in 2022. The primary reason for the decrease in amortization was due to a decline in amortization expense on software from $65,000 to $36,000 during the three months ended June 30, 2022 and 2022, respectively.

Advertising and Promotions. Advertising and promotion-related expenses were $269,000 and $320,000 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $51,000, or 15.9%. The decrease was primarily due to decreased vendor costs in the current period compared to the same period in the prior year.

ATM and Debit Card Expense. ATM and debit card expenses were $739,000 for the three months ended June 30, 2023, an increase of $65,000, or 9.6%, compared to $674,000 for the same period in 2022 as a result of increased ATM and debit card usage by our customers.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $522,000 for the three months ended June 30, 2023, compared to $237,000 for the same period in 2022. The increase of $285,000, or 120.3%, was primarily due to an increase in the assessment rate resulting from changes in financial ratios used in the calculation as well a higher assessment base, which is calculated as average total assets, less average tangible equity.

Income Tax Expense

For the three months ended June 30, 2023 and 2022, income tax expense totaled $2.5 million. The effective tax rates for the three months ended June 30, 2023 and 2022 were 20.89% and 18.67%, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended June 30, 2023 and 2022, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank-owned life insurance.

Discussion and Analysis of Financial Condition as of June 30, 2023

Assets

Our total assets decreased $145.3 million, or 4.3%, from $3.35 billion as of December 31, 2022 to $3.21 billion as of June 30, 2023. The decline was primarily due to a $94.0 million, or 13.5%, decrease in total investment securities and a decrease in gross loans of $44.3 million, or 1.9%, during the period.

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

(Continued)

47.

Our loan portfolio is the largest category of our earning assets. As of June 30, 2023 and December 31, 2022 total loans held for investment were $2.33 billion, a decrease of $44 million between periods. Additionally, $795,000 and $3.2 million in loans were classified as held for sale as of June 30, 2023 and December 31, 2022, respectively.

Total loans, excluding those held for sale, as a percentage of deposits, were 89.7% and 88.7% as of June 30, 2023 and December 31, 2022, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 72.8% and 71.0% as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2022 to June 30, 2023:

(in thousands)	As of June 30, 2023	As of December 31, 2022	Increase (Decrease)	Percent Change
Commercial and industrial	$295,864	$314,067	$(18,203)	(5.80%)
Real estate:
Construction and development	345,127	377,135	(32,008)	(8.49%)
Commercial real estate	891,883	887,587	4,296	0.48%
Farmland	187,105	185,817	1,288	0.69%
1-4 family residential	496,340	493,061	3,279	0.67%
Multi-family residential	44,385	45,147	(762)	(1.69%)
Consumer and overdrafts	59,750	61,676	(1,926)	(3.12%)
Agricultural	13,447	13,686	(239)	(1.75%)
Total loans held for investment	$2,333,901	$2,378,176	$(44,275)	(1.86%)

Total loans held for sale	$795	$3,156	$(2,361)	(74.81%)

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of June 30, 2023 are summarized in the following table:

	As of June 30, 2023
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$96,200	$136,070	$61,213	$2,381	$295,864
Real estate:
Construction and development	178,093	51,585	73,644	41,805	345,127
Commercial real estate	54,323	235,923	296,597	305,040	891,883
Farmland	27,584	73,559	45,680	40,282	187,105
1-4 family residential	25,628	36,567	179,816	254,329	496,340
Multi-family residential	1,351	20,957	16,509	5,568	44,385
Consumer	15,637	40,259	1,750	2,104	59,750
Agricultural	8,378	4,666	403	—	13,447
Total loans	$407,194	$599,586	$675,612	$651,509	$2,333,901
Amounts with fixed rates	$225,280	$472,851	$43,623	$36,275	$778,029
Amounts with adjustable rates	$181,914	$126,735	$631,989	$615,234	$1,555,872

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

(Continued)

48.

portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Nonperforming assets as a percentage of total loans were 0.15% at June 30, 2023, compared to 0.46% at December 31, 2022. The Bank's nonperforming assets consist primarily of nonaccrual loans. The decrease in nonperforming assets is primarily due to the resolution of several nonperforming assets during the quarter, four of which had outstanding principal balances of $6.7 million and were Small Business Administration (SBA) 7(a), partially guaranteed (75%) loans, acquired in the June 2018 acquisition of Westbound Bank. An additional nonperforming loan with an outstanding balance of $1.4 million was resolved and paid off. Each of these nonperforming assets were resolved with minimal incurred losses.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans	$3,550	$10,848
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	3,550	10,848
Other real estate owned:
Residential real estate	—	38
Total other real estate owned	—	38
Total other assets owned	—	38
Total nonperforming assets	$3,550	$10,886
Ratio of nonaccrual loans to total loans(1)	0.15%	0.46%
Ratio of nonperforming loans to total loans(1)	0.15%	0.46%
Ratio of nonperforming assets to total loans(1)	0.15%	0.46%
Ratio of nonperforming assets to total assets	0.11%	0.32%

(1) Excludes loans held for sale of $795,000 and $3.2 million as of June 30, 2023 and December 31, 2022, respectively.

The following table presents nonaccrual loans by category as of:

(in thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$326	$115
Real estate:
Construction and development	73	1,435
Commercial real estate	272	7,271
Farmland	175	109
1-4 family residential	2,541	1,691
Consumer and overdrafts	132	170
Agricultural	31	57
Total	$3,550	$10,848

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

49.

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

Credits rated as loss are charged off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	June 30, 2023
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$293,481	$1,242	$815	$—	$—	$326	$295,864
Real estate:
Construction and development	344,861	—	193	—	—	73	345,127
Commercial real estate	883,189	2,678	5,744	—	—	272	891,883
Farmland	186,744	99	87	—	—	175	187,105
1-4 family residential	493,753	46	—	—	—	2,541	496,340
Multi-family residential	44,385	—	—	—	—	—	44,385
Consumer and overdrafts	59,568	50	—	—	—	132	59,750
Agricultural	13,391	—	25	—	—	31	13,447
Total	$2,319,372	$4,115	$6,864	$—	$—	$3,550	$2,333,901

	December 31, 2022
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$311,685	$1,369	$898	$—	$—	$115	$314,067
Real estate:
Construction and development	374,795	905	—	—	—	1,435	377,135
Commercial real estate	867,426	7,321	5,569	—	—	7,271	887,587
Farmland	185,615	—	93	—	—	109	185,817
1-4 family residential	491,171	199	—	—	—	1,691	493,061
Multi-family residential	45,147	—	—	—	—	—	45,147
Consumer and overdrafts	61,456	50	—	—	—	170	61,676
Agricultural	13,594	3	32	—	—	57	13,686
Total	$2,350,889	$9,847	$6,592	$—	$—	$10,848	$2,378,176

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of June 30, 2023, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the six months ended June 30, 2023.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is

(Continued)

50.

adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of June 30, 2023, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

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
•
for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio, operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;
•
for 1-4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt-to-income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and
•
for construction and development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio.

As of June 30, 2023, the allowance for credit losses totaled $31.8 million, or 1.36%, of total loans, excluding those held for sale. As of December 31, 2022, the allowance for credit losses totaled $32.0 million, or 1.34%, of total loans, excluding those held for sale. During the fourth quarter of 2022, we recorded a $2.8 million provision to incorporate economic forecasts for a recession into our CECL model. The factors that were adjusted in the fourth quarter of 2022 are still relevant, however additional adjustments to certain qualitative factors were made in the current quarter to incorporate industry-level concerns with respect to CRE valuations and "higher for longer" interest projections that could impact borrower cash flows and repayment ability. These qualitative factor adjustments were offset by a decline in the total loan portfolio balance during the quarter, resulting in no adjustment to the ACL during the period.

(Continued)

51.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For The Six Months Ended June 30,		As of and For The Year Ended December 31,
(dollars in thousands)	2023	2022	2022
Average loans outstanding(1)	$2,375,533	$2,003,053	$2,126,810
Gross loans outstanding at end of period(2)	2,333,901	2,138,376	2,378,176
Allowance for credit losses at beginning of the period	31,974	30,433	30,433
Reversal of provision for credit losses	—	(1,250)	2,150
Charge offs:
Commercial and industrial	20	154	192
Commercial real estate	87	—	—
Consumer	72	36	322
Agriculture	3	—	—
Overdrafts	136	138	335
Total charge-offs	318	328	849
Recoveries:
Commercial and industrial	12	45	72
Real estate:
Commercial real estate	—	1	1
1-4 family residential	—	30	30
Consumer	58	23	55
Agriculture	2	—	—
Overdrafts	31	43	82
Total recoveries	103	142	240
Net charge-offs	215	186	609
Allowance for credit losses at end of period	$31,759	$28,997	$31,974
Ratio of allowance to end of period loans(2)	1.36%	1.36%	1.34%
Ratio of net charge-offs to average loans(1)	0.01%	0.01%	0.03%

Total nonaccrual loans	$3,550	$9,848	$10,848
Ratio of allowance to nonaccrual loans	894.6%	294.4%	294.7%

(1) Includes average outstanding balances of loans held for sale of $1.5 million, $2.9 million and $2.4 million for the six months ended June 30, 2023 and 2022, and for the year ended December 31, 2022, respectively.

(2) Excludes loans held for sale of $795,000, $2.8 million and $3.2 million for the six months ended June 30, 2023 and 2022, and for the year ended December 31, 2022, respectively.

The ratio of allowance for credit losses to nonperforming loans increased from 294.7% at December 31, 2022 to 894.6% at June 30, 2023. Nonperforming loans decreased to $3.6 million at June 30, 2023, compared to $10.8 million at December 31, 2022.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Six Months Ended June 30,
	2023	2022
Commercial and industrial	—	0.04%
Real estate:
Commercial real estate	0.01%	—
1-4 family residential	—	(0.01%)
Consumer	0.02%	0.02%
Agricultural	0.01%	—
Overdrafts	26.65%	22.41%
Net charge-offs to total loans	0.01%	0.01%

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

52.

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

	As of June 30, 2023		As of December 31, 2022
(in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$4,272	13.45%	$4,382	13.70%
Real estate:
Construction and development	4,419	13.91%	4,889	15.29%
Commercial real estate	12,707	40.01%	12,658	39.59%
Farmland	2,105	6.63%	2,008	6.28%
1-4 family residential	6,699	21.09%	6,617	20.69%
Multi-family residential	490	1.54%	490	1.53%
Total real estate	26,420	83.18%	26,662	83.38%
Consumer and overdrafts	922	2.90%	781	2.44%
Agricultural	145	0.47%	149	0.48%
Total allowance for credit losses	$31,759	100.00%	$31,974	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2023, the carrying amount of our investment securities totaled $603.9 million, a decrease of $94.0 million, or 13.5%, compared to $697.9 million as of December 31, 2022. Investment securities represented 18.8% and 20.8% of total assets as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, securities available for sale totaled $166.6 million and securities held to maturity totaled $437.3 million. As of December 31, 2022, securities available for sale totaled $188.9 million and securities held to maturity totaled $509.0 million.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in equity. As of June 30, 2023, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore, the Company carried no ACL with respect to our securities portfolio at June 30, 2023.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer are retained in other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $6.4 million at June 30, 2023, compared to a net unamortized, unrealized loss of $5.9 million at December 31, 2022. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,216	$—	$1,235	$7,981
Treasury securities	89,131	—	2,128	87,003
Corporate bonds	29,923	—	3,133	26,790
Municipal securities	176,596	570	8,149	169,017
Mortgage-backed securities	262,880	—	32,169	230,711
Collateralized mortgage obligations	57,505	1	9,677	47,829
Total	$625,251	$571	$56,491	$569,331

(Continued)

53.

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,141	$—	$1,259	$7,882
Treasury securities	133,735	—	2,921	130,814
Corporate bonds	29,964	—	2,177	27,787
Municipal securities	202,004	984	8,293	194,695
Mortgage-backed securities	278,589	1	30,264	248,326
Collateralized mortgage obligations	63,740	3	9,252	54,491
Total	$717,173	$988	$54,166	$663,995

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of June 30, 2023 and December 31, 2022, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

The following tables set forth the fair value of available for sale securities and the amortized cost of held to maturity securities, expected maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated.

	As of June 30, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,216	1.35%	$—	—	$—	—	$9,216	1.35%
Treasury securities	59,868	1.89%	29,263	2.92%	—	—	—	—	89,131	2.23%
Corporate bonds	—	—	9,104	3.38%	17,686	4.00%	—	—	26,790	3.80%
Municipal securities	11,649	3.35%	41,495	2.86%	63,529	2.97%	60,042	3.22%	176,715	3.05%
Mortgage-backed securities	—	—	47,873	1.82%	170,705	2.35%	27,867	3.31%	246,445	2.36%
Collateralized mortgage obligations	457	2.99%	19,427	2.76%	37,412	1.47%	(1,705)	2.51%	55,591	1.93%
Total	$71,974	2.13%	$156,378	2.46%	$289,332	2.47%	$86,204	3.24%	$603,888	2.54%

	As of December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,141	1.35%	$—	—	$9,141	1.35%
Treasury securities	64,798	1.46%	68,937	2.51%	—	—	—	—	133,735	2.00%
Corporate bonds	—	—	9,690	3.41%	18,097	4.00%	—	—	27,787	3.80%
Municipal securities	19,151	3.48%	46,087	3.18%	56,844	3.21%	80,240	3.44%	202,322	3.32%
Mortgage-backed securities	3,042	2.43%	80,292	1.91%	170,487	2.51%	9,213	1.93%	263,034	2.31%
Collateralized mortgage obligations	626	3.82%	25,772	2.79%	32,107	1.47%	3,411	1.09%	61,916	1.98%
Total	$87,617	1.95%	$230,778	2.49%	$286,676	2.57%	$92,864	3.15%	$697,935	2.54%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing

(Continued)

54.

interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.33 years with an estimated effective duration of 4.24 years as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of equity.

The average yield of our securities portfolio was 2.54% as of June 30, 2023 and December 31, 2022. Average yield remained flat due primarily to an 18 basis point increase in yield on treasury securities that was offset by a 16 basis point decrease in yield on municipal securities. As of June 30, 2023, the fair value of available for sale and amortized cost of held to maturity mortgage-backed securities and municipal securities comprised 40.8% and 29.3% of the portfolio, respectively. As of December 31, 2022, mortgage-backed securities and municipal securities comprised 37.7% and 29.0% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average total deposits for the six months ended June 30, 2023 were $2.62 billion, a decrease of $136.1 million, or 1.9%, compared to $2.75 billion for the year ended December 31, 2022. The average rate paid on total interest-bearing deposits was 2.17% and 0.58% for the six months ended June 30, 2023 and year ended December 31, 2022, respectively. The increase in average rates between periods was driven primarily by a cumulative 75 basis point increase in market rates made by the Federal Reserve during the first half of 2023, and a 275 cumulative basis point increase during the latter half of the prior year.

The following table presents the average balance of, and rate paid on, deposits for the periods indicated:

	Six Months Ended June 30,
	2023		2022
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW and interest-bearing demand accounts	$287,631	0.96%	$414,839	0.30%
Savings accounts	137,167	0.75%	134,974	0.14%
Money market accounts	730,664	2.45%	835,554	0.30%
Certificates and other time deposits	483,541	2.75%	324,790	0.56%
Total interest-bearing deposits	1,639,003	2.17%	1,710,157	0.34%
Noninterest-bearing demand accounts	948,083	0%	1,027,429	0%
Total deposits	$2,587,086	1.35%	$2,737,586	0.21%

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Six Months Ended June 30, 2023	For the Year Ended December 31, 2022	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$287,631	$364,941	$(77,310)	(21.18%)
Savings accounts	137,167	141,484	(4,317)	(3.05%)
Money market accounts	730,664	831,833	(101,169)	(12.16%)
Certificates and other time deposits	483,541	332,029	151,512	45.63%
Total interest-bearing deposits	1,639,003	1,670,287	(31,284)	(1.87%)
Noninterest-bearing demand accounts	977,738	1,082,513	(104,775)	(9.68%)
Total deposits	$2,616,741	$2,752,800	$(136,059)	(4.94%)

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2023 and year ended December 31, 2022 was 37.4% and 39.3%, respectively.

Total deposits as of June 30, 2023 were $2.60 billion, a decrease of $78.3 million, or 2.9%, compared to $2.68 billion as of December 31, 2022.

Noninterest-bearing deposits as of June 30, 2023 were $915.5 million compared to $1.05 billion as of December 31, 2022, a decrease of $136.7 million, or 13.0%.

(Continued)

55.

Total interest-bearing deposits as of June 30, 2023 and December 31, 2022 were $1.69 billion, which represented a slight increase of $58.3 million, or 3.6%.

The aggregate amount of certificates and other time deposits in denominations greater than $250,000 as of June 30, 2023 and December 31, 2022 was $235.2 million and $130.0 million, respectively.
The amount of uninsured certificates of deposit will differ from the total amount of certificates of deposit greater than $250,000 due to various factors, including joint account ownership. The following table sets forth the amount of uninsured certificates of deposit greater than $250,000 by time remaining until maturity as of:

(dollars in thousands)	June 30, 2023
Under 3 months	$24,703
3 to 6 months	65,377
6 to 12 months	98,956
Over 12 months	1,717
Total	$190,753

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2023 and December 31, 2022, total borrowing capacity of $910.8 million and $755.0 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within 1.2 years. As of June 30, 2023, approximately $2.01 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.

The following table presents our FHLB borrowings by maturity and weighted average rate as of June 30, 2023:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$185,000	5.13%
90 days to less than one year	—	—
One to three years	10,000	4.38%
Total	$195,000	5.09%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2023 and December 31, 2022, $239.9 million and $227.6 million, respectively, were available under this arrangement. As of June 30, 2023 and December 31, 2022, approximately $303.1 million and $289.5 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of June 30, 2023 and December 31, 2022, no borrowings were outstanding under this arrangement.

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

56.

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

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 Capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of $498,000 in related unamortized debt issuance costs on the consolidated balance sheets.

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. Various portions of these debentures have matured since issuance and $6.0 million remains outstanding as of June 30, 2023. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2023. The line of credit bears interest at the prime rate (8.25% as of June 30, 2023) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2024. As of June 30, 2023, there was a $12.0 million outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2023 and the year ended December 31, 2022, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2023 and December 31, 2022, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $55.0 million in federal funds. There were no funds under these lines of credit outstanding as of June 30, 2023 and December 31, 2022. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

Contingent liquidity sources and availability as of June 30, 2023 are provided below. Although we do not plan to access the Federal Reserve's Bank Term Funding Program (BTFP), we have $274.7 million of borrowing capacity based

(Continued)

57.

on the value of unpledged, par value securities available as collateral for this line. The table below shows our total lines of credit, current borrowings as of June 30, 2023 and total amounts available for future borrowings, if necessary.

	June 30, 2023		Total Available for Future Liquidity
(dollars in thousands)	Line of Credit	Borrowings
FHLB advances	$1,105,778	$195,000	$910,778
Federal Reserve discount window	239,936	—	239,936
Federal funds lines of credit	55,000	—	55,000
Correspondent bank line of credit	25,000	12,000	13,000
Federal Reserve Bank Term Funding Program	274,683	—	274,683
Total liquidity lines			$1,493,397

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.30 billion for the six months ended June 30, 2023 and $3.26 billion for the year ended December 31, 2022.

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Sources of Funds:
Deposits:
Noninterest-bearing	29.64%	33.20%
Interest-bearing	49.68%	51.23%
Advances from FHLB	8.67%	4.07%
Line of credit	0.11%	0.00%
Subordinated debt	1.48%	1.44%
Securities sold under agreements to repurchase	0.54%	0.26%
Accrued interest and other liabilities	0.87%	0.79%
Equity	9.01%	9.01%
Total	100.00%	100.00%

Uses of Funds:
Loans	71.04%	64.33%
Securities available for sale	5.46%	8.83%
Securities held to maturity	14.52%	15.89%
Nonmarketable equity securities	0.87%	0.58%
Federal funds sold	1.30%	3.26%
Interest-bearing deposits in other banks	0.17%	0.47%
Other noninterest-earning assets	6.64%	6.64%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	37.36%	39.32%
Average loans to average deposits	90.78%	77.26%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $372.5 million, or 18.6%, for the six months ended June 30, 2023 compared to the same period in 2022, while our average deposits decreased $144.5 million, or 5.2%, for the same time period. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of June 30, 2023, we had $431.0 million in outstanding commitments to extend credit and $7.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had $474.7 million in outstanding commitments to extend credit and $8.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2023 and December 31, 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2023, we had cash and cash equivalents of $97.4 million, compared to $106.5 million as of December 31, 2022. The decrease was primarily due to a decrease in federal funds sold of $2.3 million, which is used for liquidity purposes.

(Continued)

58.

Capital Resources

Total equity increased to $297.4 million as of June 30, 2023, compared to $295.6 million as of December 31, 2022, an increase of $1.9 million, or 0.6%. The increase from December 31, 2022 was due to net earnings attributable to Guaranty Bancshares, Inc. of $17.9 million, offset by the repurchase of Company stock of $8.9 million, the payment of dividends of $5.4 million and an increase in accumulated other comprehensive loss of $2.2 million due to fluctuations in the fair value of available for sale securities during the first half of the year.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of June 30, 2023 and December 31, 2022, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk-weighted assets)	$362,203	14.90%	$358,702	14.37%
Tier 1 capital (to risk-weighted assets)	297,306	12.23%	292,966	11.74%
Tier 1 capital (to average assets)	297,306	9.11%	292,966	8.77%
Common equity tier 1 capital (to risk-weighted assets)	290,089	11.94%	285,749	11.45%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$379,964	15.65%	$361,125	14.48%
Tier 1 capital (to risk weighted assets)	349,593	14.40%	329,933	13.23%
Tier 1 capital (to average assets)	349,593	10.74%	329,933	9.89%
Common equity tier 1 capital (to risk-weighted assets)	349,593	14.40%	329,933	13.23%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of June 30, 2023, which consist of future cash payments associated with our contractual obligations.

	As of June 30, 2023
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$546,215	$29,328	$6,527	$—	$582,070
Advances from FHLB	185,000	10,000	—	—	195,000
Subordinated debt	3,500	4,000	—	35,000	42,500
Operating leases	2,006	3,766	3,181	4,135	13,088
Total	$736,721	$47,094	$9,708	$39,135	$832,658

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2023 are summarized below. Since commitments associated with letters of credit

(Continued)

59.

and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of June 30, 2023
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$5,158	$983	$33	$884	$7,058
Commitments to extend credit	253,646	68,546	20,016	88,761	430,969
Total	$258,804	$69,529	$20,049	$89,645	$438,027

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of June 30, 2023, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of June 30, 2023.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of June 30, 2023.

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

To combat record levels of inflation, the Federal Reserve approved its first interest rate increase in the current cycle in March 2022, and has since raised interest rates by 500 basis points through June 30, 2023. Members of the Federal Open Markets Committee have signaled expectations for further rate increases that could result in an additional 25 basis point, or more, increase in the federal funds rate during the remainder of 2023. If the Federal Reserve does ultimately continue to increase interest rates, we expect those increases to have a negative impact on our net income in the short term due to timing differences in asset and liability repricing, but ultimately a net positive impact on our net income, despite likely absolute increases in our operating expenses due to inflation.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes.

(Continued)

60.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	June 30, 2023		December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(2.42%)	(30.74%)	0.43%	(18.35%)
+200	(1.79%)	(19.41%)	0.17%	(10.87%)
+100	(1.30%)	(9.73%)	(0.21%)	(5.17%)
Base	—	—	—	—
-100	(0.59%)	5.54%	0.34%	1.48%
-200	0.22%	9.44%	4.16%	(0.70%)

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

61.

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

Net Unrealized Loss on Securities, Tax Effected, as % of Total Equity

(dollars in thousands)	June 30, 2023
Total equity(1)	$297,427
Less: net unrealized loss on HTM securities, tax effected	(27,300)
Total equity, including net unrealized loss on AFS and HTM securities	$270,127

Net unrealized loss on AFS securities, tax effected	16,877
Net unrealized loss on HTM securities, tax effected	27,300
Net unrealized loss on AFS and HTM securities, tax effected	$44,177

Net unrealized loss on securities as % of total equity(1)	14.9%
Total equity before impact of unrealized losses	$314,304
Net unrealized loss on securities as % of total equity before impact of unrealized losses	14.1%

Total average assets	$3,272,950
Total equity to average assets	9.1%
Total equity, adjusted for tax effected net unrealized loss, to average assets	8.3%

(1) Includes the net unrealized loss on AFS securities, tax effected, of $16,877.

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

(Continued)

62.

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

(Continued)

63.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(Continued)

64.

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

The table below contains information regarding all shares repurchased by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April, 2023	134,738	$25.50	134,738	645,165
May, 2023	119,884	23.71	119,884	525,281
June, 2023	67,979	26.88	67,979	457,302
Total	322,601	$25.13	322,601

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

(Continued)

65.

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

66.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: August 4, 2023	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: August 4, 2023	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

67.