Form 10-Q
period 2023-09-30
GUARANTY BANCSHARES INC /TX/
filed 2023-11-03
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of November 1, 2023, there were 11,529,294 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$47,922	$52,390
Federal funds sold	73,275	47,275
Interest-bearing deposits	8,980	6,802
Total cash and cash equivalents	130,177	106,467
Securities available for sale	178,644	188,927
Securities held to maturity	408,308	509,008
Loans held for sale	2,506	3,156
Loans, net of allowance for credit losses of $31,140 and $31,974, respectively	2,286,163	2,344,245
Accrued interest receivable	11,307	11,555
Premises and equipment, net	56,712	54,291
Other real estate owned	—	38
Cash surrender value of life insurance	42,096	38,404
Core deposit intangible, net	1,524	1,859
Goodwill	32,160	32,160
Other assets	80,816	61,385
Total assets	$3,230,413	$3,351,495
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$903,391	$1,052,144
Interest-bearing	1,754,902	1,629,010
Total deposits	2,658,293	2,681,154
Securities sold under agreements to repurchase	19,366	7,221
Accrued interest and other liabilities	31,218	28,409
Line of credit	2,000	—
Federal Home Loan Bank advances	175,000	290,000
Subordinated debt, net	47,752	49,153
Total liabilities	2,933,629	3,055,937
Commitments and contingencies (see Note 11)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,230,978 and 14,208,558 shares issued, and 11,554,094 and 11,941,672 shares outstanding, respectively	14,231	14,209
Additional paid-in capital	228,666	227,727
Retained earnings	153,654	137,565
Treasury stock, 2,676,884 and 2,266,886 shares, respectively, at cost	(70,796)	(60,257)
Accumulated other comprehensive loss	(29,529)	(24,260)
Equity attributable to Guaranty Bancshares, Inc.	296,226	294,984
Noncontrolling interest	558	574
Total equity	296,784	295,558
Total liabilities and equity	$3,230,413	$3,351,495

See accompanying notes to consolidated financial statements.

1.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$34,765	$27,455	$100,513	$74,314
Securities
Taxable	2,906	3,331	8,561	8,133
Nontaxable	1,150	1,324	3,649	3,764
Nonmarketable equity securities	304	172	1,024	869
Federal funds sold and interest-bearing deposits	693	194	1,949	409
Total interest income	39,818	32,476	115,696	87,489

Interest expense
Deposits	13,069	2,455	30,670	5,320
FHLB advances and federal funds purchased	2,588	1,211	9,711	1,447
Subordinated debt	534	509	1,609	1,208
Other borrowed money	325	4	539	43
Total interest expense	16,516	4,179	42,529	8,018

Net interest income	23,302	28,297	73,167	79,471
Provision for (reversal of provision for) credit losses	—	600	—	(650)
Net interest income after reversal of provision for credit losses	23,302	27,697	73,167	80,121

Noninterest income
Service charges	1,131	1,146	3,264	3,192
Net realized loss on sales of securities available for sale	—	—	(229)	—
Net realized gain on sale of loans	218	338	1,005	2,125
Merchant and debit card fees	1,752	1,738	5,547	5,410
Other income	1,838	2,581	8,130	7,636
Total noninterest income	4,939	5,803	17,717	18,363

Noninterest expense
Employee compensation and benefits	11,944	11,851	36,147	35,113
Occupancy expenses	2,960	2,800	8,544	8,359
Other expenses	5,610	5,586	16,261	15,538
Total noninterest expense	20,514	20,237	60,952	59,010

Income before income taxes	7,727	13,263	29,932	39,474
Income tax provision	1,437	2,363	5,789	7,070
Net earnings	$6,290	$10,900	$24,143	$32,404
Net loss attributable to noncontrolling interest	7	3	16	21
Net earnings attributable to Guaranty Bancshares, Inc.	$6,297	$10,903	$24,159	$32,425
Basic earnings per share	$0.54	$0.92	$2.06	$2.70
Diluted earnings per share	$0.54	$0.91	$2.05	$2.68

See accompanying notes to consolidated financial statements.

2.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$6,290	$10,900	$24,143	$32,404
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period, net of tax	(2,659)	(2,155)	(4,518)	(13,920)
Reclassification adjustment for net losses included in net earnings, net of tax	—	—	181	—
Unrealized losses on available for sale securities transferred to held to maturity, net of tax and amortization	(365)	(277)	(932)	(17,170)
Unrealized losses on securities, net of tax	(3,024)	(2,432)	(5,269)	(31,090)

Unrealized losses on interest rate swaps:
Unrealized holding gains arising during the period	—	—	—	497
Reclassification of realized gains on interest rate swap termination from accumulated other comprehensive loss	—	—	—	(685)
Unrealized losses on interest rate swaps	—	—	—	(188)

Total other comprehensive loss	(3,024)	(2,432)	(5,269)	(31,278)

Comprehensive income	3,266	8,468	18,874	1,126
Less comprehensive loss attributable to noncontrolling interest	7	3	16	21
Comprehensive income attributable to Guaranty Bancshares, Inc.	$3,273	$8,471	$18,890	$1,147

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$—	$14,209	$227,727	$137,565	$(60,257)	$(24,260)	$574	$295,558
Net earnings	—	—	—	24,159	—	—	(16)	24,143
Other comprehensive loss	—	—	—	—	—	(5,269)	—	(5,269)
Exercise of stock options	—	21	495	—	—	—	—	516
Purchase of treasury stock	—	—	—	—	(10,539)	—	—	(10,539)
Restricted stock grants	—	1	(1)	—	—	—	—	—
Stock based compensation	—	—	445	—	—	—	—	445
Cash dividends:
Common - $0.69 per share	—	—	—	(8,070)	—	—	—	(8,070)
Total equity at September 30, 2023	$—	$14,231	$228,666	$153,654	$(70,796)	$(29,529)	$558	$296,784

For the Three Months Ended September 30, 2023
Balance at June 30, 2023	$—	$14,218	$228,241	$150,015	$(69,107)	$(26,505)	$565	$297,427
Net earnings	—	—	—	6,297	—	—	(7)	6,290
Other comprehensive loss	—	—	—	—	—	(3,024)	—	(3,024)
Exercise of stock options	—	13	278	—	—	—	—	291
Purchase of treasury stock	—	—	—	—	(1,689)	—	—	(1,689)
Stock based compensation	—	—	147	—	—	—	—	147
Cash dividends:
Common - $0.23 per share	—	—	—	(2,658)	—	—	—	(2,658)
Total equity at September 30, 2023	$—	$14,231	$228,666	$153,654	$(70,796)	$(29,529)	$558	$296,784

See accompanying notes to consolidated financial statements.

4.

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$—	$14,139	$225,544	$107,645	$(51,419)	$6,305	$—	$302,214
Net earnings	—	—	—	32,425	—	—	(21)	32,404
Other comprehensive loss	—	—	—	—	—	(31,278)	—	(31,278)
Contributions from noncontrolling interest	—	—	—	—	—	—	598	598
Exercise of stock options	—	43	933	—	—	—	—	976
Purchase of treasury stock	—	—	—	—	(8,838)	—	—	(8,838)
Stock based compensation	—	—	485	—	—	—	—	485
Cash dividends:
Common - $0.66 per share	—	—	—	(7,900)	—	—	—	(7,900)
Total equity at September 30, 2022	$—	$14,182	$226,962	$132,170	$(60,257)	$(24,973)	$577	$288,661

For the Three Months Ended September 30, 2022
Balance at June 30, 2022	$—	$14,160	$226,318	$123,888	$(59,570)	$(22,541)	$580	$282,835
Net earnings	—	—	—	10,903	—	—	(3)	10,900
Other comprehensive loss	—	—	—	—	—	(2,432)	—	(2,432)
Exercise of stock options	—	22	480	—	—	—	—	502
Purchase of treasury stock	—	—	—	—	(687)	—	—	(687)
Stock based compensation	—	—	164	—	—	—	—	164
Dividends:
Common - $0.22 per share	—	—	—	(2,621)	—	—	—	(2,621)
Total equity at September 30, 2022	$—	$14,182	$226,962	$132,170	$(60,257)	$(24,973)	$577	$288,661

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net earnings	$24,143	$32,404
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,036	3,180
Amortization	556	563
Deferred taxes	(1,157)	(4,315)
Premium amortization, net of discount accretion	1,613	4,211
Net realized loss on sales of securities available for sale	229	—
Gain on sale of loans	(1,005)	(2,125)
Provision for (reversal of) credit losses	—	(650)
Origination of loans held for sale	(32,719)	(62,579)
Proceeds from loans held for sale	34,374	66,084
Write-down of other real estate and repossessed assets	—	19
Net gain on sale of premises, equipment, other real estate owned and other assets	(2,944)	(923)
Stock based compensation	445	485
Net change in accrued interest receivable and other assets	(21,196)	(8,509)
Net change in accrued interest payable and other liabilities	2,778	420
Net cash provided by operating activities	$8,153	$28,265

Cash flows from investing activities
Securities available for sale:
Purchases	$(1,404,235)	$(28,952)
Proceeds from sales	21,268	—
Proceeds from maturities and principal repayments	1,386,666	31,248
Securities held to maturity:
Purchases	—	(1,043,343)
Proceeds from maturities and principal repayments	99,020	696,450
Net repayments (originations) of loans	58,082	(358,088)
Purchases of premises and equipment	(5,464)	(4,574)
Proceeds from sale of premises, equipment, other real estate owned and other assets	3,498	1,853
Net cash provided by (used in) investing activities	$158,835	$(705,406)

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities
Net change in deposits	$(22,861)	$120,020
Net change in securities sold under agreements to repurchase	12,145	(6,559)
Proceeds from FHLB advances	2,480,000	325,000
Repayment of FHLB advances	(2,595,000)	(147,500)
Proceeds from line of credit	15,000	1,000
Repayment of line of credit	(13,000)	(6,000)
Proceeds from issuance of subordinated debt	—	34,402
Repayments of debentures	(1,500)	(3,093)
Purchase of treasury stock	(10,539)	(8,838)
Exercise of stock options	516	976
Cash dividends paid	(8,039)	(7,703)
Net cash (used in) provided by financing activities	$(143,278)	$301,705
Net change in cash and cash equivalents	23,710	(375,436)
Cash and cash equivalents at beginning of period	106,467	499,605
Cash and cash equivalents at end of period	$130,177	$124,169

Supplemental disclosures of cash flow information
Interest paid	$39,832	$7,307
Income taxes paid	6,580	7,100

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,658	$2,621
Lease right of use assets obtained in exchange for lease liabilities	568	337
Available for sale securities transferred to held to maturity, net of unrealized loss of $13,186	—	106,157
Transfer of loans to other real estate owned and repossessed assets	—	32
Contributions from noncontrolling interest	—	577

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

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of September 30, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses:

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,902	$—	$3,353	$26,549
Municipal securities	2,322	42	—	2,364
Mortgage-backed securities	151,424	19	19,302	132,141
Collateralized mortgage obligations	19,725	—	2,135	17,590
Total available for sale	$203,373	$61	$24,790	$178,644

Held to maturity:
U.S. government agencies	$9,254	$—	$1,357	$7,897
Treasury securities	69,307	—	1,725	67,582
Municipal securities	168,992	104	9,568	159,528
Mortgage-backed securities	122,231	—	19,631	102,600
Collateralized mortgage obligations	38,524	—	8,440	30,084
Total held to maturity	$408,308	$104	$40,721	$367,691

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,964	$—	$2,177	$27,787
Municipal securities	10,324	326	8	10,642
Mortgage-backed securities	145,896	1	15,556	130,341
Collateralized mortgage obligations	21,981	3	1,827	20,157
Total available for sale	$208,165	$330	$19,568	$188,927

Held to maturity:
U.S. government agencies	$9,141	$—	$1,259	$7,882
Treasury securities	133,735	—	2,921	130,814
Municipal securities	191,680	658	8,285	184,053
Mortgage-backed securities	132,693	—	14,708	117,985
Collateralized mortgage obligations	41,759	—	7,425	34,334
Total held to maturity	$509,008	$658	$34,598	$475,068

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in accumulated other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. During the second quarter of 2022, we transferred $106,157 of securities from available for sale to held to maturity, which included a net unrealized loss on the date of transfer of $13,186. During the third quarter of 2021, we transferred $172,292 of securities from available for sale to held to maturity, which included a net unrealized gain on the date of transfer of $10,235. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and they netted to an unrealized loss of $6,791 at September 30, 2023 compared to an unrealized loss of $5,861 at December 31, 2022. This amount will continue to be amortized and accreted out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of September 30, 2023 or December 31, 2022.

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Information pertaining to securities with gross unrealized losses as of September 30, 2023 and December 31, 2022, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2023	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$(3,353)	$26,549	$(3,353)	$26,549
Mortgage-backed securities	(454)	21,642	(18,848)	98,588	(19,302)	120,230
Collateralized mortgage obligations	(3)	3,117	(2,132)	14,473	(2,135)	17,590
Total available for sale	$(457)	$24,759	$(24,333)	$139,610	$(24,790)	$164,369

Held to maturity:
U.S. government agencies	$—	$—	$(1,357)	$7,897	$(1,357)	$7,897
Treasury securities	(1,725)	67,582	—	—	(1,725)	67,582
Municipal securities	(798)	61,215	(8,770)	77,783	(9,568)	138,998
Mortgage-backed securities	—	—	(19,631)	102,600	(19,631)	102,600
Collateralized mortgage obligations	—	—	(8,440)	30,084	(8,440)	30,084
Total held to maturity	$(2,523)	$128,797	$(38,198)	$218,364	$(40,721)	$347,161

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2022	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(1,518)	$20,323	$(659)	$7,464	(2,177)	27,787
Municipal securities	(8)	1,659	—	—	(8)	1,659
Mortgage-backed securities	(6,150)	74,146	(9,406)	55,826	(15,556)	129,972
Collateralized mortgage obligations	(908)	16,575	(919)	3,411	(1,827)	19,986
Total available for sale	$(8,584)	$112,703	$(10,984)	$66,701	$(19,568)	$179,404

Held to maturity:
U.S. government agencies	$(1,259)	$7,882	$—	$—	$(1,259)	$7,882
Treasury securities	(2,921)	130,814	—	—	(2,921)	130,814
Municipal securities	(7,071)	118,117	(1,214)	3,701	(8,285)	121,818
Mortgage-backed securities	(8,355)	80,556	(6,353)	37,429	(14,708)	117,985
Collateralized mortgage obligations	(1,031)	10,750	(6,394)	23,584	(7,425)	34,334
Total held to maturity	$(20,637)	$348,119	$(13,961)	$64,714	$(34,598)	$412,833

There were 292 investments in an unrealized loss position at September 30, 2023, of which 77 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses. The available for sale securities in a loss position were composed of corporate bonds, collateralized mortgage obligations and mortgage-backed securities. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, the Company has determined that a decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of September 30, 2023 and December 31, 2022 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under the current expected credit losses ("CECL") methodology. As of September 30, 2023 and December 31, 2022, our held to maturity securities consisted of U.S. government agencies, municipal bonds, treasury securities, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, no allowance for credit losses has been recorded for these securities.

As of September 30, 2023, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of total equity attributable to Guaranty Bancshares, Inc.

Securities with fair values of approximately $292,192 and $396,584 at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of available for sale securities and the associated gains and losses are listed below for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds from sales	$—	$—	$21,268	$—
Gross gains	—	—	184	—
Gross losses	—	—	(413)	—

The contractual maturities at September 30, 2023 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. Expected maturities may differ from contractual maturities because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
September 30, 2023	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$2,005	$1,967	$46,996	$46,316
Due after one year through five years	7,544	7,145	68,569	65,029
Due after five years through ten years	22,675	19,801	80,411	76,728
Due after ten years	—	—	51,577	46,934
Mortgage-backed securities	151,424	132,141	122,231	102,600
Collateralized mortgage obligations	19,725	17,590	38,524	30,084
Total securities	$203,373	$178,644	$408,308	$367,691

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	September 30, 2023	December 31, 2022
Commercial and industrial	$292,410	$314,067
Real estate:
Construction and development	317,484	377,135
Commercial real estate	901,321	887,587
Farmland	188,614	185,817
1-4 family residential	504,002	493,061
Multi-family residential	42,720	45,147
Consumer	58,294	61,394
Agricultural	13,076	13,686
Overdrafts	328	282
Total loans	2,318,249	2,378,176
Net of:
Deferred loan fees, net	(946)	(1,957)
Allowance for credit losses	(31,140)	(31,974)
Total net loans(1)	$2,286,163	$2,344,245

(1) Excludes accrued interest receivable on loans of $8.6 million and $7.6 million as of September 30, 2023 and December 31, 2022, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets, adjusted for expected prepayments when appropriate. The contractual term does not consider possible extensions, renewals or modifications. The following tables present the activity in the ACL by class of loans for the nine months ended September 30, 2023, for the year ended December 31, 2022 and for the nine months ended September 30, 2022:

For the Nine Months Ended September 30, 2023	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974
(Reversal of) provision for credit losses	(186)	(1,257)	701	111	161	(19)	309	(7)	187	—
Loans charged-off	(392)	—	(266)	—	—	—	(72)	(3)	(229)	(962)
Recoveries	19	—	—	—	—	—	65	2	42	128
Ending balance	$3,823	$3,632	$13,093	$2,119	$6,778	$471	$1,080	$141	$3	$31,140

For the Year Ended December 31, 2022	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433
Provision for (reversal of) credit losses	902	668	(1,108)	310	769	94	283	(20)	252	2,150
Loans charged-off	(192)	—	—	—	—	—	(322)	—	(335)	(849)
Recoveries	72	—	1	—	30	—	55	—	82	240
Ending balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974

For the Nine Months Ended September 30, 2022	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	30,433
Provision for (reversal of) credit losses	347	389	(2,121)	141	158	50	229	(19)	176	(650)
Loans charged-off	(192)	—	—	—	—	—	(313)	—	(241)	(746)
Recoveries	62	—	1	—	30	—	40	—	65	198
Ending balance	$3,817	$4,610	$11,645	$1,839	$6,006	$446	$718	$150	$4	$29,235

(Continued)

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

We recorded no provision for credit losses during the first three quarters of 2023. During the fourth quarter of 2022, we recorded a $2.8 million provision to incorporate forecasts for an economic downturn and possible borrower stressors into our CECL model. The factors that were adjusted in the fourth quarter of 2022 are still relevant, however certain minor adjustments were made in subsequent quarters to reflect current portfolio credit quality trends.

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

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of September 30, 2023:

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$32,026	$79,790	$46,995	$14,326	$8,905	$13,823	$94,131	$289,996
Special mention	—	—	106	—	178	—	914	1,198
Substandard	—	240	—	158	382	163	—	943
Nonaccrual	—	55	19	49	—	91	59	273
Total commercial and industrial loans	$32,026	$80,085	$47,120	$14,533	$9,465	$14,077	$95,104	$292,410

Charge-offs	$(79)	$—	$(16)	$—	$—	$(4)	$(293)	$(392)
Recoveries	—	—	—	—	—	4	15	19
Current period net	$(79)	$—	$(16)	$—	$—	$—	$(278)	$(373)

Construction and development:
Pass	$60,356	$139,131	$78,124	$7,990	$6,654	$12,970	$11,738	$316,963
Special mention	—	—	—	—	—	—	—	—
Substandard	—	191	213	—	—	—	—	404
Nonaccrual	—	73	—	—	—	44	—	117
Total construction and development loans	$60,356	$139,395	$78,337	$7,990	$6,654	$13,014	$11,738	$317,484

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$32,724	$344,992	$148,989	$82,926	$55,603	$184,028	$15,697	$864,959
Special mention	—	7,000	—	1,363	—	1,283	—	9,646
Substandard	—	15,840	6,853	—	53	3,938	—	26,684
Nonaccrual	—	—	—	—	32	—	—	32
Total commercial real estate loans	$32,724	$367,832	$155,842	$84,289	$55,688	$189,249	$15,697	$901,321

Charge-offs	$(179)	$—	$—	$—	$—	$(87)	$—	$(266)
Recoveries	—	—	—	—	—	—	—	—
Current period net	$(179)	$—	$—	$—	$—	$(87)	$—	$(266)

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$19,029	$81,693	$49,194	$8,725	$6,156	$16,160	$7,302	$188,259
Special mention	—	—	—	—	—	—	98	98
Substandard	—	—	—	—	28	55	—	83
Nonaccrual	—	—	—	—	—	174	—	174
Total farmland loans	$19,029	$81,693	$49,194	$8,725	$6,184	$16,389	$7,400	$188,614

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$41,824	$143,644	$125,123	$44,271	$27,866	$99,789	$19,372	$501,889
Special mention	—	—	—	—	—	273	—	273
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	174	54	182	1,430	—	1,840
Total 1-4 family residential loans	$41,824	$143,644	$125,297	$44,325	$28,048	$101,492	$19,372	$504,002

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$192	$18,077	$16,602	$2,389	$3,903	$1,553	$4	$42,720
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$192	$18,077	$16,602	$2,389	$3,903	$1,553	$4	$42,720

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$21,536	$18,832	$6,718	$2,996	$754	$2,483	$4,981	$58,300
Special mention	—	5	76	3	—	—	—	84
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	18	80	69	12	43	16	—	238
Total consumer loans and overdrafts	$21,554	$18,917	$6,863	$3,011	$797	$2,499	$4,981	$58,622

Charge-offs	$(234)	$(18)	$(36)	$(8)	$(5)	$—	$—	$(301)
Recoveries	42	—	3	1	—	21	40	107
Current period net	$(192)	$(18)	$(33)	$(7)	$(5)	$21	$40	$(194)

Agricultural:
Pass	$1,544	$2,115	$1,175	$721	$330	$650	$6,478	$13,013
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	25	—	25
Nonaccrual	—	8	—	—	—	30	—	38
Total agricultural loans	$1,544	$2,123	$1,175	$721	$330	$705	$6,478	$13,076

Charge-offs	$—	$—	$—	$—	$—	$(3)	$—	$(3)
Recoveries	—	—	—	—	—	2	—	2
Current period net	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Total loans:
Pass	$209,231	$828,274	$472,920	$164,344	$110,171	$331,456	$159,703	$2,276,099
Special mention	—	7,005	182	1,366	178	1,556	1,012	11,299
Substandard	—	16,271	7,066	158	463	4,181	—	28,139
Nonaccrual	18	216	262	115	257	1,785	59	2,712
Total loans	$209,249	$851,766	$480,430	$165,983	$111,069	$338,978	$160,774	$2,318,249

Charge-offs	$(492)	$(18)	$(52)	$(8)	$(5)	$(94)	$(293)	$(962)
Recoveries	42	—	3	1	—	27	55	128
Total current period net (charge-offs) recoveries	$(450)	$(18)	$(49)	$(7)	$(5)	$(67)	$(238)	$(834)

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
There were no loans classified in the “doubtful” or “loss” risk rating categories as of September 30, 2023 and December 31, 2022.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans within the ACL model as of September 30, 2023.

September 30, 2023	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial real estate	$14,527	$—	$14,527	$—
Total	$14,527	$—	$14,527	$—

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

September 30, 2023	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$1,168	$93	$147	$1,408	$291,002	$292,410	$—
Real estate:
Construction and development	7,976	—	117	8,093	309,391	317,484	—
Commercial real estate	4,483	1,212	—	5,695	895,626	901,321	—
Farmland	1,937	32	73	2,042	186,572	188,614	—
1-4 family residential	3,906	403	670	4,979	499,023	504,002	—
Multi-family residential	—	—	—	—	42,720	42,720	—
Consumer	412	129	118	659	57,635	58,294	—
Agricultural	79	1	—	80	12,996	13,076	—
Overdrafts	—	—	—	—	328	328	—
Total	$19,961	$1,870	$1,125	$22,956	$2,295,293	$2,318,249	$—

December 31, 2022	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$440	$44	$105	$589	$313,478	$314,067	$—
Real estate:
Construction and development	258	73	1,435	1,766	375,369	377,135	—
Commercial real estate	882	354	6,708	7,944	879,643	887,587	—
Farmland	129	79	—	208	185,609	185,817	—
1-4 family residential	2,101	547	572	3,220	489,841	493,061	—
Multi-family residential	—	—	—	—	45,147	45,147	—
Consumer	164	118	70	352	61,042	61,394	—
Agricultural	37	10	—	47	13,639	13,686	—
Overdrafts	—	—	—	—	282	282	—
Total	$4,011	$1,225	$8,890	$14,126	$2,364,050	$2,378,176	$—

The following table presents information regarding nonaccrual loans as of:

	September 30, 2023	December 31, 2022
Commercial and industrial	$273	$115
Real estate:
Construction and development	117	1,435
Commercial real estate	32	7,271
Farmland	174	109
1-4 family residential	1,840	1,691
Consumer and overdrafts	238	170
Agricultural	38	57
Total	$2,712	$10,848

There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual. There were no nonaccrual loans for which there was no related allowance at September 30, 2023.

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

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table presents the amortized cost basis of loans made to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2023 and continue to experience financial difficulty as of September 30, 2023:

For the Nine Months Ended September 30, 2023	Term Extension	Total Class of Financing Receivable
1-4 family residential	58	0.01%
Consumer	14	0.02%
Total loans	$72	0.03%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the nine months ended September 30, 2023:

Term Extension
Loan Type	Financial Effect
1-4 family residential	Amortization period was extended by a weighted-average period of 5.00 years.
Consumer	Amortization period was extended by a weighted-average period of 0.26 years.

The following table provides an age analysis of loans made to borrowers experiencing financial difficult that were modified on or after our ASU 2022-02 adoption date of January 1, 2023:

	Current	30 to 89 Days Past Due	90 Days or Greater Past Due
1-4 family residential	$58	$—	$—
Consumer	14	—	—
Total loans	$72	$—	$—

As of September 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2023 that subsequently defaulted.

There were no loans restructured during the nine months ended September 30, 2022.
NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

Securities sold under agreements to repurchase were $19,366 and $7,221 as of September 30, 2023 and December 31, 2022, respectively, and are secured by mortgage-backed securities and collateralized mortgage obligations.

The Company has an unsecured $25,000 revolving line of credit, which had a $2,000 outstanding balance at September 30, 2023 and no outstanding balance at December 31, 2022, bears interest at the greater of (i) the prime rate, which was 8.50% at September 30, 2023, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2024.

Federal Home Loan Bank (FHLB) advances bear interest based on a fixed or variable rate, payable monthly, with all principal due at maturity. The following table presents the scheduled maturities of fixed and variable rate FHLB advances and their weighted average rates, as of September 30, 2023:

Year	Current Weighted Average Rate	Principal Due
Fixed rate advances
2023	5.38%	$165,000
2024	4.38%	10,000
Total FHLB advances		$175,000

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 5 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	September 30, 2023	December 31, 2022
Trust III Debentures	$2,062	$2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note	34,535	34,436
Other debentures	6,000	7,500
	$47,752	$49,153

As of September 30, 2023, the Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I”). Upon formation, the Trusts issued pass-through securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts (composed of Trust III and DCB Trust I) issued common securities to the Company. The Trusts invested the proceeds of the sales of securities to the Company (“Debentures”). The Debentures mature approximately 30 years after the formation date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

	Trust III	DCB Trust I
Formation date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at September 30, 2023 and December 31, 2022. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. Various of these debentures have matured since issuance and $6,000 remains as of September 30, 2023. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the maturity date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

The scheduled principal payments and weighted average rates of the Debentures, the subordinated note and other debentures are as follows:

Year	Current Weighted Average Rate	Principal Due
2023	3.00%	$2,000
2024	3.74%	4,000
Thereafter	4.20%	42,217
Total scheduled principal payments		48,217
Unamortized debt issuance costs		(465)
		$47,752

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

A summary of stock option activity in the Plan during the nine months ended September 30, 2023 and 2022 follows:

Nine Months Ended September 30, 2023	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	497,820	$28.07	5.87	$3,402
Granted	41,500	28.44
Exercised	(21,440)	24.05
Forfeited	(48,450)	30.62
Balance, September 30, 2023	469,430	$28.02	5.53	$1,228

Exercisable at end of period	268,030	$25.87	3.96	$956

Nine Months Ended September 30, 2022	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	502,780	$25.77	5.59	$5,936
Granted	69,000	35.71
Exercised	(43,280)	22.56
Forfeited	(29,920)	27.21
Balance, September 30, 2022	498,580	$27.34	5.62	$3,725

Exercisable at end of period	283,910	$24.96	4.20	$2,733

A summary of nonvested stock option activity in the Plan during the nine months ended September 30, 2023 and 2022 follows:

Nine Months Ended September 30, 2023	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	216,480	$5.95
Granted	41,500	5.82
Vested	(35,860)	5.82
Forfeited	(20,720)	12.41
Balance, September 30, 2023	201,400	$5.95

Nine Months Ended September 30, 2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	207,084	$5.23
Granted	69,000	6.56
Vested	(46,014)	5.90
Forfeited	(15,400)	9.09
Balance, September 30, 2022	214,670	$5.53

Information related to stock options in the Plan is as follows for the nine months ended:

	September 30, 2023	September 30, 2022
Intrinsic value of options exercised	$99	$521
Cash received from options exercised	516	976
Weighted average fair value of options granted	5.82	6.56

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Restricted Stock Awards

A summary of restricted stock activity in the Plan during the nine months ended September 30, 2023 and 2022 follows:

Nine Months Ended September 30, 2023	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	18,930	$27.51
Granted	2,056	34.10
Vested	(3,670)	28.57
Forfeited	(1,076)	28.93
Balance, September 30, 2023	16,240	$28.02

Nine Months Ended September 30, 2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	30,190	$27.52
Vested	(4,770)	28.32
Balance, September 30, 2022	25,420	$27.37

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of September 30, 2023, there was $1,372 of total unrecognized compensation expense related to nonvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.06 years.

The Company granted options under the Plan during the first nine months of 2023 and 2022. Expense of $445 and $485 was recorded during the nine months ended September 30, 2023 and 2022, respectively, which represents the fair value of shares, restricted stock and stock options vested during those periods.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the nine months ended September 30, 2023 and 2022 totaled $1,258 and $1,221, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of September 30, 2023, the number of shares held by the KSOP was 1,018,013. There were no unallocated shares to plan participants as of September 30, 2023, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a nonqualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $42,096 and $38,404 as of September 30, 2023 and December 31, 2022, respectively.

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Expense related to these plans totaled $764 and $651 for the nine months ended September 30, 2023 and 2022, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $5,917 and $5,388 as of September 30, 2023 and December 31, 2022, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the nine months ended September 30, 2023 and 2022 totaled $2,877 and $3,933, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 12 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are composed of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of September 30, 2023, operating lease right-of-use assets were $11,997 and liabilities were $12,643, and as of December 31, 2022, lease assets and liabilities were $12,896 and $13,520, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the nine months ended September 30, 2023 and 2022 was approximately $1,724 and $1,673, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	September 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$11,997	$12,896
Operating lease liabilities	12,643	13,520

Weighted average remaining lease term
Operating leases	7 years	8 years
Weighted average discount rate
Operating leases	2.09%	2.00%

(Continued)

27.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2027 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of September 30, 2023, are as follows:

Year Ended December 31,	Amount
2023	$563
2024	2,212
2025	2,043
2026	1,806
2027	1,615
Thereafter	4,715
Total lease payments	12,954
Less: interest	(311)
Present value of lease liabilities	$12,643

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax expense for the period	$1,437	$2,363	$5,789	$7,070
Effective tax rate	18.60%	17.82%	19.34%	17.91%

The effective tax rates differ from the statutory federal tax rate of 21% for the three and nine months ended September 30, 2022 largely due to tax exempt interest income earned on certain investment securities and loans. For the nine months ended September 30, 2023, effective tax rates were higher due to effects of higher interest expense on tax-exempt municipal securities.

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

Interest expense recorded on these swap transactions totaled $188 during the nine months ended September 30, 2022. This expense is reported as a component of interest expense on the debentures and the FHLB advances and federal funds purchased.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL with respect to these commitments as of September 30, 2023 and December 31, 2022.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. As of September 30, 2023 and December 31, 2022, no amounts have been recorded as an ACL for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	September 30, 2023	December 31, 2022
Commitments to extend credit	$362,267	$474,745
Letters of credit	8,396	8,289

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At September 30, 2023, the Company had letters of credit of $15,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of September 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it was subject.

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

As of September 30, 2023 and December 31, 2022, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since September 30, 2023 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $7,217 of trust preferred securities in Tier 1 capital as of both September 30, 2023 and December 31, 2022. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total capital to risk-weighted assets:
Consolidated	$364,878	14.93%	$195,454	8.00%	$256,533	10.50%	$244,317	10.00%
Bank	372,346	15.25%	195,334	8.00%	256,376	10.50%	244,167	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	299,796	12.27%	146,590	6.00%	207,670	8.50%	146,590	6.00%
Bank	341,818	14.00%	146,500	6.00%	207,542	8.50%	195,334	8.00%
Tier 1 capital to average assets:(1)
Consolidated	299,796	9.34%	128,334	4.00%	128,334	4.00%	n/a
Bank	341,818	10.68%	128,010	4.00%	128,010	4.00%	160,013	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	292,579	11.98%	109,943	4.50%	171,022	7.00%	n/a
Bank	341,818	14.00%	109,875	4.50%	170,917	7.00%	158,709	6.50%

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

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

September 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$132,141	$—	$132,141	$—
Collateralized mortgage obligations	17,590	—	17,590	—
Municipal securities	2,364	—	2,364	—
Corporate bonds	26,549	—	26,549	—
Loans held for sale	2,506	—	—	2,506
Cash surrender value of life insurance	42,096	—	42,096	—
SBA servicing assets	709	—	—	709

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	14,527	—	—	14,527

December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$130,341	$—	$130,341	$—
Collateralized mortgage obligations	20,157	—	20,157	—
Municipal securities	10,642	—	10,642	—
Corporate bonds	27,787	—	27,787	—
Loans held for sale	3,156	—	—	3,156
Cash surrender value of life insurance	38,404	—	38,404	—
SBA servicing assets	874	—	—	874

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	—	—	—	—

There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2023 or during the year ended December 31, 2022.

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

As of September 30, 2023 and 2022, and December 31, 2022, there were no foreclosed assets that were remeasured and recorded at fair value.

The following table presents quantitative information about nonrecurring Level 3 fair value measurements as of December 31, 2022. There were no nonrecurring level 3 fair value measurements requiring quantitative information as of September 30, 2023.

December 31, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$38	Appraisal value of collateral	Selling costs or other normal adjustments	49%

The following table presents information on individually evaluated collateral dependent loans included in the ACL model as of September 30, 2023. There were no individually evaluated collateral dependent loans included in the ACL model as of December 31, 2022.

	Fair Value Measurements Using
September 30, 2023	Level 1	Level 2	Level 3	Total Fair Value
Commercial real estate	—	—	$14,527	$14,527
Total	$—	$—	$14,527	$14,527

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of September 30, 2023 and December 31, 2022, are as follows:

	Fair value measurements as of September 30, 2023 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$130,177	$130,177	$—	$—	$130,177
Marketable securities held to maturity	408,308	—	367,691	—	367,691
Loans, net	2,286,163	—	—	2,149,124	2,149,124
Accrued interest receivable	11,307	—	11,307	—	11,307
Nonmarketable equity securities	26,077	—	26,077	—	26,077
Financial liabilities:
Deposits	$2,658,293	$1,944,979	$712,856	$—	$2,657,835
Securities sold under repurchase agreements	19,366	—	19,366	—	19,366
Accrued interest payable	5,045	—	5,045	—	5,045
Federal Home Loan Bank advances	175,000	—	174,872	—	174,872
Subordinated debt	47,752	—	48,452	—	48,452

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

NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. Net losses attributable to the noncontrolling interest during the three and nine months ended September 30, 2023 were $7 and $16, respectively, and are excluded from this calculation. Net losses attributable to the noncontrolling interest during the three and nine months ended September 30, 2022 were $3 and $21, respectively, and are excluded from this calculation. Diluted earnings per share reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net earnings of the Company. Dilutive share equivalents include stock-based awards issued to employees.

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

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$6,297	$10,903	$24,159	$32,425

Denominator:
Weighted-average shares outstanding (basic)	11,568,897	11,907,233	11,746,630	11,994,105
Effect of dilutive securities:
Common stock equivalent shares from stock options	50,445	125,158	44,573	125,344
Weighted-average shares outstanding (diluted)	11,619,342	12,032,391	11,791,204	12,119,449

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$0.54	$0.92	$2.06	$2.70
Diluted	$0.54	$0.91	$2.05	$2.68

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

QUARTERLY HIGHLIGHTS

•
Granular and Stable Core Deposit Base. As of September 30, 2023, we have 87,208 total deposit accounts with an average account balance of $30,482. We have a historically reliable core deposit base, with strong and trusted banking relationships. Total deposits increased by $55.5 million during the third quarter, which consisted primarily of an increase in core deposits of $75.7 million, offset by a decrease in public funds deposits of $20.2 million. The bank has not historically used brokered deposits and does not foresee a reliance on them going forward, however, we issued $50.0 million of these deposits during the second quarter to test their availability as a contingent liquidity source. Half of the brokered CD's mature in November 2023 and the remainder in February 2024. Excluding public funds and bank-owned accounts, our uninsured deposits as of September 30, 2023 were 25.02% of total deposits.

We continued to increase interest rates paid on deposits during the quarter in order to pay competitive rates, however noninterest-bearing deposits still represent 34.0% of total deposits. Our cost of interest-bearing deposits

(Continued)

36.

increased 59 basis points during the quarter from 2.41% in the prior quarter to 3.00%, representing a beta on interest-bearing deposits of approximately 217.6% for the linked quarter compared to the federal funds target rates. Our cost of total deposits for the third quarter of 2023 increased 45 basis points from 1.53% in the prior quarter to 1.98%, representing a beta on total deposits of approximately 166.0% for the linked quarter.

•
Strong Asset Quality. Nonperforming assets as a percentage of total assets were 0.09% at September 30, 2023, compared to 0.11% at June 30, 2023 and 0.28% at September 30, 2022. Net charge-offs (annualized) to average loans were 0.11% for the quarter ended September 30, 2023, compared to 0.03% for the quarter ended June 30, 2023, and 0.07% for the quarter ended September 30, 2022. During the third quarter, nonperforming assets consisted primarily of nonaccrual loans and the decrease from the prior quarter resulted from the resolution or payoff of smaller balance loans.

Loans risk rated as substandard increased during the quarter from $8.1 million as of June 30, 2023 to $29.5 million as of September 30, 2023, an increase of $21.4 million. Despite the increase, substandard loans continued to represent a modest 1.3% of total loans at quarter-end. The increase results primarily from two commercial real estate loans, with outstanding balances of $14.5 million and $6.9 million, respectively. The larger credit is currently performing, is not past due, and is well-collateralized in the desirable Austin, Texas market with an LTV of 69%. Management believes this credit will be favorably resolved with minimal to no loss by year-end. The second, smaller loan is an amortizing commercial real estate loan in which we hold a priority first lien position. The project is being developed under an SBA 504 program, with a different lender managing the project's construction phase and financing the second lien debenture note. This loan is also performing, is not past due and is well-collateralized with an LTV of 46%. These two downgrades resulted from general economic stress factors, and appropriate credit reserves were captured in our CECL model.

Commercial real estate (CRE) loans, particularly office related loans, have received increased scrutiny in recent months. Our CRE loans and real estate C&D loans represent 38.9% and 13.7% of the total loan portfolio, respectively. Office-related loans represent 4.7% of the total loan portfolio and have an average balance of $523,000.

Although asset quality remains strong, we made minor adjustments to certain qualitative factors during the third quarter to incorporate improvements in C&D concentrations and past-due and non-accrual trends. These qualitative adjustments, along with minimal charge-offs and a reduction in the total loan portfolio, resulted in no provision for credit loss in the third quarter of 2023.

•
Strong Capital and Liquidity. Our capital and liquidity ratios, as well as contingent liquidity sources, remain very healthy. We continue to take advantage of low stock prices to repurchase shares of Company stock and add intrinsic value for shareholders. During the third quarter of 2023, we repurchased 61,688 shares, or 0.53% of average shares outstanding during the period, at an average price of $27.38 per share. Our liquidity ratio, calculated as cash and cash equivalents and unpledged investments divided by total liabilities, was 14.0% as of quarter-end. Our total available contingent liquidity, net of current outstanding borrowings, is $1.2 billion, consisting of FHLB, FRB and correspondent bank fed funds and revolving lines of credit. Finally, our total equity to average assets as of September 30, 2023 is 9.2%. If we had to recognize our entire unrealized losses on both AFS and HTM securities, our total equity to average assets ratio would be 8.2%†, which is still a strong capital level under regulatory requirements.

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in subsequent sections of this MD&A.

Discussion and Analysis of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Results of Operations

The following discussion and analysis compares our results of operations for the nine months ended September 30, 2023 with the nine months ended September 30, 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

(Continued)

37.

Net earnings attributable to Guaranty Bancshares, Inc. (which excludes the minority interest of consolidated subsidiaries) were $24.1 million for the nine months ended September 30, 2023, as compared to $32.4 million for the nine months ended September 30, 2022. The following table presents key earnings data for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022
Net earnings attributable to Guaranty Bancshares, Inc.	$24,159	$32,425
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	2.06	2.70
-diluted	2.05	2.68
Net interest margin(1)	3.17%	3.49%
Net interest rate spread(2)	2.17%	3.26%
Return on average assets	0.99%	1.34%
Return on average equity	10.82%	14.73%
Average equity to average total assets	9.14%	9.11%
Cash dividend payout ratio	33.50%	24.44%

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

Net interest income, before the provision for credit losses, for the nine months ended September 30, 2023 and 2022 was $73.2 million and $79.5 million, respectively, a decrease of $6.3 million, or 7.9%. The decrease in net interest income resulted primarily from an increase in interest expense of $34.5 million, or 430.4% partially offset by a $28.2 million, or 32.2%, increase in interest income.

The $34.5 million increase in interest expense for the nine months ended September 30, 2023 was primarily related to a $25.4 million, or 476.5%, increase in interest on deposits, despite a $16.3 million, or 1.0%, decrease in average interest-bearing deposits. The increase in deposit-related interest expense was due to a 204 basis point increase in average rate paid on these deposits over the same period in 2022. Additionally, there was a $8.3 million increase in interest on FHLB advances.

The increase in interest income for the nine months ended September 30, 2023 was primarily related to an increase in interest income on loans of $26.2 million, or 35.3%, during the nine months ended September 30, 2023 compared to the same period in 2022.

For the nine months ended September 30, 2023, net interest margin on a taxable equivalent basis and net interest spread were 3.16% and 2.17%, respectively, compared to 3.53% and 3.26% for the same period in 2022, which reflects a 118 basis point increase in the yield on interest-earning assets offset by 227 basis point increase in the rate on interest-bearing liabilities from the same period of the prior year. The increase in rates is primarily due to market rate conditions during the nine months ended September 30, 2023 compared to the same period of the prior year.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2023 and 2022, the amount of

(Continued)

38.

interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,359,880	$100,513	5.69%	$2,066,529	$74,314	4.81%
Securities available for sale	180,645	3,619	2.68	316,386	4,330	1.83
Securities held to maturity	463,434	8,591	2.48	499,092	7,567	2.03
Nonmarketable equity securities	27,727	1,024	4.94	16,937	869	6.86
Interest-bearing deposits in other banks	49,923	1,949	5.22	145,936	409	0.37
Total interest-earning assets	3,081,609	115,696	5.02	3,044,880	87,489	3.84
Allowance for credit losses	(31,804)			(29,341)
Noninterest-earning assets	219,227			216,140
Total assets	$3,269,032			$3,231,679
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,668,394	$30,670	2.46%	$1,684,725	$5,320	0.42%
Advances from FHLB and fed funds purchased	255,011	9,711	5.09	96,462	1,447	2.01
Line of credit	4,139	268	8.66	—	34	—
Subordinated debt	48,357	1,609	4.45	46,024	1,208	3.51
Securities sold under agreements to repurchase	19,548	271	1.85	8,920	9	0.13
Total interest-bearing liabilities	1,995,449	42,529	2.85	1,836,131	8,018	0.58
Noninterest-bearing liabilities:
Noninterest-bearing deposits	944,870			1,075,941
Accrued interest and other liabilities	30,057			25,212
Total noninterest-bearing liabilities	974,927			1,101,153
Equity	298,656			294,395
Total liabilities and equity	$3,269,032			$3,231,679
Net interest rate spread(2)			2.17%			3.26%
Net interest income		$73,167			$79,471
Net interest margin(3)			3.17%			3.49%
Net interest margin, fully taxable equivalent(4)			3.16%			3.53%

(1) Includes average outstanding balances of loans held for sale of $1.4 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively.
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

	For the Nine Months Ended September 30, 2023 vs. 2022
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$10,554	$15,645	$26,199
Securities available for sale	(1,858)	1,147	(711)
Securities held to maturity	(541)	1,565	1,024
Nonmarketable equity securities	554	(399)	155
Interest-earning deposits in other banks	(266)	1,806	1,540
Total increase in interest income	$8,443	$19,764	$28,207

Interest-bearing liabilities:
Interest-bearing deposits	$(51)	$25,401	$25,350
Advances from FHLB	2,384	5,880	8,264
Line of credit	—	234	234
Subordinated debt	61	340	401
Securities sold under agreements to repurchase	10	252	262
Total increase in interest expense	2,404	32,107	34,511
Increase (decrease) in net interest income	$6,039	$(12,343)	$(6,304)

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

During the nine months ended September 30, 2023, we recorded no provision for credit loss, compared to a reverse provision of $650,000 during the same period in 2022. During the fourth quarter of 2022, we recorded a $2.8 million provision to incorporate economic forecasts for an economic downturn and possible borrower stressors into our CECL model. The factors that were adjusted in the fourth quarter of 2022 are still relevant, however certain minor adjustments were made in subsequent quarters to reflect current portfolio credit quality trends. As of September 30, 2023, our allowance for credit losses as a percentage of total loans was 1.34%.

As of September 30, 2023, there were $23.0 million in loan balances past due 30 or more days, including $1.6 million in loan balances for nonperforming (nonaccrual) loans, compared to $14.1 million and $7.5 million, respectively, as of December 31, 2022, and $9.9 million and $7.5 million, respectively, as of September 30, 2022.

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

(Continued)

40.

The following table presents components of noninterest income for the nine months ended September 30, 2023 and 2022 and the period-over-period variations in the categories of noninterest income:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022	2023 vs. 2022
Noninterest income:
Service charges	$3,264	$3,192	$72
Net realized loss on securities transactions	(229)	—	(229)
Gain on sale of loans	1,005	2,125	(1,120)
Fiduciary and custodial income	1,905	1,856	49
Bank-owned life insurance income	692	633	59
Merchant and debit card fees	5,547	5,410	137
Loan processing fee income	404	611	(207)
Mortgage fee income	164	308	(144)
Other noninterest income	4,965	4,228	737
Total noninterest income	$17,717	$18,363	$(646)

Total noninterest income decreased $646,000, or 3.5%, for the nine months ended September 30, 2023 compared to the same period in 2022. Material changes in the components of noninterest income are discussed below.

Net Realized Loss on Securities Transactions. We sell securities from time-to-time, which results in gains or losses being recognized in the income statement as noninterest income. During the nine months ended September 30, 2023 we sold securities for a net loss of $229,000. No securities were sold during the nine months ended September 30, 2022.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 130 mortgage loans for $34.2 million during the nine months ended September 30, 2023 compared to 229 mortgage loans for $62.2 million for the quarter ended September 30, 2022, which is consistent with the industry-wide decline in overall mortgage volumes attributable to increased mortgage loan rates. Gain on sale of loans was $1.0 million for the nine months ended September 30, 2023, a decrease of $1.1 million, or 52.7%, compared to $2.1 million for the nine months ended September 30, 2022. The gain reported in the current period was attributable to the gain on sale of mortgage loans of $844,000 and gain on SBA 7(a) loan sales of $162,000, while the gain during the same period in the prior year consisted of $1.7 million in mortgage loan sales and $392,000 in SBA 7(a) loan sales.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $5.5 million for the nine months ended September 30, 2023, compared to $5.4 million for the same period in 2022, an increase of $137,000, or 2.5%. The increase was primarily due to growth in the number of DDAs and debit card usage volume during 2023. The total number of DDAs increased by 1,326 accounts, from 54,673 as of September 30, 2022 to 55,999 as of September 30, 2023.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $404,000 for the nine months ended September 30, 2023, compared to $611,000 for the same period in 2022, a decrease of $207,000, or 33.9%. The decrease in loan processing fee income is primarily attributable to a decrease in the volume of newly originated, renewed or extended loans during the period.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $144,000, or 46.8%, from September 30, 2022 was primarily due to a lower volume of mortgage purchases and refinances during the nine months ended September 30, 2023.

Other. This category includes a variety of other income producing activities, including loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $737,000, or 17.4%, for the nine months ended September 30, 2023, compared to the same period in 2022, resulting primarily from a one-time gain on the sale of nonmarketable correspondent bank stock of $2.8 million during the nine months ended September 30, 2023. This was partially offset by a one-time net gain of $685,000 during the first quarter of 2022 from the termination of three interest rate swaps which was not present in 2023. Additionally, there was a decrease in warehouse lending fees of $214,000 due to a decrease in overall warehouse lending activity and a $219,000 downward adjustment on the fair value of our SBA servicing assets in 2023.

(Continued)

41.

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

For the nine months ended September 30, 2023, noninterest expense totaled $61.0 million, an increase of $1.9 million, or 3.3%, compared to $59.0 million for the nine months ended September 30, 2022. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022	2023 vs. 2022
Employee compensation and benefits	$36,147	$35,113	$1,034
Non-staff expenses:
Occupancy expenses	8,544	8,359	185
Legal and professional fees	2,470	2,046	424
Software and technology	4,417	3,957	460
Amortization	457	563	(106)
Director and committee fees	592	637	(45)
Advertising and promotions	824	1,105	(281)
ATM and debit card expense	2,141	1,975	166
Telecommunication expense	532	557	(25)
FDIC insurance assessment fees	1,186	742	444
Other noninterest expense	3,642	3,956	(314)
Total noninterest expense	$60,952	$59,010	$1,942

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $36.1 million for the nine months ended September 30, 2023, an increase of $1.0 million, or 2.9%, compared to $35.1 million for the same period in 2022. Employee compensation and benefits expense increased due to higher salaries of $1.5 million and higher employee benefits of $581,000, partially offset by lower bonus expense of $1.1 million.

Software and Technology. Software and technology expenses increased $460,000, or 11.6%, from $4.0 million for the nine months ended September 30, 2022 to $4.4 million for the nine months ended September 30, 2023. The increase is attributable primarily to additional technology investments and an increase in the cost of our core processing software resulting from a higher asset tier adjustment in 2023.

Amortization. Amortization costs include amortization of software and core deposit intangibles. Amortization costs were $457,000 for the nine months ended September 30, 2023, a decrease of $106,000, or 18.8%, compared to $563,000 for the same period in 2022. The primary reason for the decrease in amortization was due to a reduction in software amortization from $223,000 to $122,000 for the nine months ended September 30, 2022 and 2023, respectively.

Advertising and Promotions. Advertising and promotion-related expenses were $824,000 and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $281,000, or 25.4%. The decrease was primarily due to decreased advertising and vendor costs in the current period compared to the same period in the prior year.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $2.1 million for the nine months ended September 30, 2023, an increase of $166,000, or 8.4%, compared to the same period in 2022, as a result of increased ATM and debit card usage by our customers.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $1.2 million for the nine months ended September 30, 2023, compared to $742,000 for the same period in 2022. The increase of $444,000, or 59.8%, was primarily due to an increase in the insurance assessment rate resulting from changes in certain financial ratios used in the calculation and an overall increase in our assessment base, which is calculated as average total assets less average tangible equity.

(Continued)

42.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense decreased $314,000, or 7.9%, from $4.0 million for the nine months ended September 30, 2022 to $3.6 million for the nine months ended September 30, 2023 primarily due to a $487,000 write-down of an SBA receivable balance during the third quarter of 2022 which was not applicable in 2023.

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

For the nine months ended September 30, 2023 and 2022, income tax expense totaled $5.8 million and $7.1 million, respectively. The decrease in income tax expense was primarily due to a decrease in net earnings before taxes of $9.5 million. Our effective tax rates for the nine months ended September 30, 2023 and 2022 were 19.34% and 17.91%, respectively.

Discussion and Analysis of Results of Operations for the Three Months Ended September 30, 2023 and 2022

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended September 30, 2023 with the three months ended September 30, 2022. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Net earnings attributable to Guaranty Bancshares Inc. were $6.3 million for the three months ended September 30, 2023, as compared to $10.9 million for the three months ended September 30, 2022. Basic earnings attributable to Guaranty Bancshares, Inc. per share were $0.54 for the three months ended September 30, 2023 compared to $0.92 during the same period in 2022.

The following table presents key earnings data for the periods indicated:

	Quarter Ended September 30,
(dollars in thousands, except per share data)	2023	2022
Net earnings attributable to Guaranty Bancshares, Inc.	$6,297	$10,903
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	0.54	0.92
-diluted	0.54	0.91
Net interest margin(1)	3.06%	3.56%
Net interest rate spread(2)	1.94%	3.22%
Return on average assets	0.78%	1.30%
Return on average equity	8.43%	14.87%
Average equity to average total assets	9.22%	8.71%
Cash dividend payout ratio	42.59%	23.91%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Net Interest Income

Net interest income, before the provision for credit losses, in the third quarter of 2023 and 2022 was $23.3 million and $28.3 million, respectively, a decrease of $5.0 million, or 17.7%. The decrease in net interest income resulted from an increase in interest expense of $12.3 million, or 295.2%, compared to the prior year quarter, which was partially offset by an increase in interest income of $7.3 million, or 22.6%, from the same quarter in the prior year. The increase in interest expense was due primarily to an $10.6 million increase in deposit interest and a $1.4 million increase in FHLB advance interest, each resulting from higher interest rates between the two periods. The increase in interest income was primarily due to an increase in loan interest of $7.3 million, or 26.6%, and an increase in interest income on fed funds sold and

(Continued)

43.

interest-bearing deposits in other banks of $499,000, or 257.2%, during the current quarter compared to the prior year quarter.

Net interest margin, on a taxable equivalent basis, for the third quarter of 2023 and 2022 was 3.02% and 3.59%, respectively.

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

The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2023 and 2022, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Quarter Ended September 30,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,332,171	$34,765	5.91%	$2,191,411	$27,455	4.97%
Securities available for sale	181,946	1,346	2.93	196,875	1,239	2.50
Securities held to maturity	432,687	2,710	2.48	707,601	3,416	1.92
Nonmarketable equity securities	25,429	304	4.74	21,382	172	3.19
Interest-bearing deposits in other banks	52,424	693	5.24	32,233	194	2.39
Total interest-earning assets	3,024,657	39,818	5.22	3,149,502	32,476	4.09
Allowance for credit losses	(31,574)			(28,777)
Noninterest-earning assets	220,406			216,623
Total assets	$3,213,489			$3,337,348
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,726,218	$13,069	3.00%	$1,650,314	$2,455	0.59%
Advances from FHLB and fed funds purchased	194,115	2,588	5.29	202,832	1,211	2.37
Line of credit	5,011	204	16.15	—	—	—
Subordinated debt	47,730	534	4.44	51,087	509	3.95
Securities sold under agreements to repurchase	22,718	121	2.11	6,844	4	0.23
Total interest-bearing liabilities	1,995,792	16,516	3.28	1,911,077	4,179	0.87
Noninterest-bearing liabilities:
Noninterest-bearing deposits	888,772			1,109,205
Accrued interest and other liabilities	32,716			26,260
Total noninterest-bearing liabilities	921,488			1,135,465
Equity	296,209			290,806
Total liabilities and equity	$3,213,489			$3,337,348
Net interest rate spread(2)			1.94%			3.22%
Net interest income		$23,302			$28,297
Net interest margin(3)			3.06%			3.56%
Net interest margin, fully taxable equivalent(4)			3.02%			3.59%

(1) Includes average outstanding balances of loans held for sale of $1.1 million and $2.1 million for the quarter ended September 30, 2023 and 2022, respectively.
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

	For the Three Months Ended September 30, 2023 vs. 2022
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$1,763	$5,547	$7,310
Securities available for sale	(94)	201	107
Securities held to maturity	(1,330)	624	(706)
Nonmarketable equity securities	33	99	132
Interest-earning deposits in other banks	122	377	499
Total increase in interest income	$494	$6,848	$7,342

Interest-bearing liabilities:
Interest-bearing deposits	$113	$10,501	$10,614
Advances from FHLB	(52)	1,429	1,377
Line of credit	204	—	204
Subordinated debt	(33)	58	25
Securities sold under agreements to repurchase	9	108	117
Total increase in interest expense	241	12,096	12,337
Increase (decrease) in net interest income	$253	$(5,248)	$(4,995)

Provision for Credit Losses

We recorded no provision for credit losses during the third quarter of 2023, and a $600,000 provision in the third quarter of 2022. During the fourth quarter of 2022, we recorded a $2.8 million provision to incorporate forecasts for an economic downturn and possible borrower stressors into our CECL model. The factors that were adjusted in the fourth quarter of 2022 are still relevant, however certain minor adjustments were made in subsequent quarters to reflect current portfolio credit quality trends. As of September 30, 2023, our allowance for credit losses as a percentage of total loans was 1.34%.

Noninterest Income

The following table presents components of noninterest income for the three months ended September 30, 2023 and 2022 and the period-over-period variations in the categories of noninterest income:

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022	2023 vs. 2022
Noninterest income:
Service charges	$1,131	$1,146	$(15)
Gain on sale of loans	218	338	(120)
Fiduciary and custodial income	637	576	61
Bank-owned life insurance income	267	215	52
Merchant and debit card fees	1,752	1,738	14
Loan processing fee income	128	192	(64)
Mortgage fee income	46	75	(29)
Other noninterest income	760	1,523	(763)
Total noninterest income	$4,939	$5,803	$(864)

Total noninterest income decreased $864,000, or 14.9%, for the three months ended September 30, 2023 compared to the same period in 2022. Material changes in the components of noninterest income are discussed below.

Gain on Sale of Loans. We sold 35 mortgage loans for $8.9 million during the three months ended September 30, 2023 compared to 50 mortgage loans for $14.6 million during the three months ended September 30, 2022. Gain on sale of loans was $218,000 for the three months ended September 30, 2023, a decrease of $120,000, or 35.5%, compared to $338,000 for the same period in 2022. The total gain on loans sold during the quarter ended September 30, 2023 consisted

(Continued)

45.

of a gain of $190,000 in mortgage loans and a gain of $28,000 in SBA 7(a) loans sold, compared to $338,000 of mortgage and no SBA loans sold, respectively, during the quarter ended September 30, 2022.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income increased $61,000, or 10.6%, compared to the same period in 2022. The revenue increase resulted primarily from 32 new accounts that opened in 2023 and generated additional income during the quarter. Furthermore, revenue for our services fluctuates by month with the market value for all publicly traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Bank-Owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $52,000, or 24.2%, during the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022. The increase in income is primarily due to additional policies purchased on the lives of existing officers of the Company.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $128,000 for the quarter ended September 30, 2023, compared to $192,000 for the same period in 2022, a decrease of $64,000, or 33.3%. The decrease is primarily due to a decline in the volume of newly originated, renewed or extended loans during the period.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. Mortgage fee income decreased from $75,000 to $46,000 for the quarters ended September 30, 2023 and 2022, respectively. The decrease of $29,000, or 38.7%, from September 30, 2022 was primarily due to a lower volume of mortgage purchases and refinances during the quarter ended September 30, 2023.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income decreased $763,000, or 50.1%, compared to the same period in 2022. The decrease in other noninterest income was due primarily to a gain on sale of an airplane asset of $894,000 during the third quarter of 2022 which was not present in the current quarter.

Noninterest Expense

For the three months ended September 30, 2023, noninterest expense totaled $20.5 million, an increase of $277,000, or 1.4%, compared to $20.2 million for the three months ended September 30, 2022. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022	2023 vs. 2022
Employee compensation and benefits	$11,944	$11,851	$93
Non-staff expenses:
Occupancy expenses	2,960	2,800	160
Legal and professional fees	902	503	399
Software and technology	1,490	1,409	81
Amortization	147	166	(19)
Director and committee fees	192	213	(21)
Advertising and promotions	288	378	(90)
ATM and debit card expense	803	723	80
Telecommunication expense	178	184	(6)
FDIC insurance assessment fees	363	272	91
Other noninterest expense	1,247	1,738	(491)
Total noninterest expense	$20,514	$20,237	$277

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $11.9 million for the three months ended September 30, 2023, an increase of $93,000, or 0.8%, compared to $11.9 million for the same period in 2022. The increase resulted primarily from higher salary expense and employee benefits during the quarter ended September 30, 2023.

(Continued)

46.

Occupancy Expense. Occupancy expenses are mainly composed of depreciation expense on fixed assets and lease expense related to ASC 842 accounting. Occupancy expenses increased $160,000, or 5.7%, compared to the same quarter of the prior year. The increase was primarily due to an $80,000 increase in lease expense and a $76,000 increase in maintenance and service expense during the quarter ended September 30, 2023.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments other than FDIC insurance assessment fees, were $902,000 and $503,000 for the quarters ended September 30, 2023 and 2022, respectively, an increase of $399,000, or 79.3%. The increase was primarily due to recruiting fees during the quarter ended September 30, 2023.

Advertising and Promotions. Advertising and promotion-related expenses were $288,000 and $378,000 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $90,000, or 23.8%. The decrease was primarily due to decreased vendor costs in the current period compared to the same period in the prior year.

ATM and Debit Card Expense. ATM and debit card expenses were $803,000 for the three months ended September 30, 2023, an increase of $80,000, or 11.1%, compared to $723,000 for the same period in 2022 as a result of increased ATM and debit card usage by our customers.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $363,000 for the three months ended September 30, 2023, compared to $272,000 for the same period in 2022. The increase of $91,000, or 33.5%, was primarily due to an increase in the assessment rate resulting from changes in financial ratios used in the calculation as well a higher assessment base, which is calculated as average total assets, less average tangible equity.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense decreased $491,000, or 28.3%, primarily due to a write-down in the second quarter of 2022 of $487,000 related to an SBA loan related receivable that was subsequently resolved.

Income Tax Expense

For the three months ended September 30, 2023 and 2022, income tax expense totaled $1.4 million and $2.4 million, respectively. The effective tax rates for the three months ended September 30, 2023 and 2022 were 18.60% and 17.82%, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended September 30, 2023 and 2022, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank-owned life insurance.

Discussion and Analysis of Financial Condition as of September 30, 2023

Assets

Our total assets decreased $121.1 million, or 3.6%, from $3.35 billion as of December 31, 2022 to $3.23 billion as of September 30, 2023. The decline was primarily due to a $111.0 million, or 15.9%, decrease in total investment securities and a decrease in gross loans of $59.9 million, or 2.5%, during the period.

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

Our loan portfolio is the largest category of our earning assets. As of September 30, 2023 and December 31, 2022 total loans held for investment were $2.32 billion, a decrease of $60 million between periods. Additionally, $2.5 million and $3.2 million in loans were classified as held for sale as of September 30, 2023 and December 31, 2022, respectively.

(Continued)

47.

Total loans, excluding those held for sale, as a percentage of deposits, were 87.2% and 88.7% as of September 30, 2023 and December 31, 2022, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 71.8% and 71.0% as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2022 to September 30, 2023:

(in thousands)	As of September 30, 2023	As of December 31, 2022	Increase (Decrease)	Percent Change
Commercial and industrial	$292,410	$314,067	$(21,657)	(6.90%)
Real estate:
Construction and development	317,484	377,135	(59,651)	(15.82%)
Commercial real estate	901,321	887,587	13,734	1.55%
Farmland	188,614	185,817	2,797	1.51%
1-4 family residential	504,002	493,061	10,941	2.22%
Multi-family residential	42,720	45,147	(2,427)	(5.38%)
Consumer and overdrafts	58,622	61,676	(3,054)	(4.95%)
Agricultural	13,076	13,686	(610)	(4.46%)
Total loans held for investment	$2,318,249	$2,378,176	$(59,927)	(2.52%)

Total loans held for sale	$2,506	$3,156	$(650)	(20.60%)

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of September 30, 2023 are summarized in the following table:

	As of September 30, 2023
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$97,999	$131,844	$60,112	$2,455	$292,410
Real estate:
Construction and development	163,263	37,901	75,178	41,142	317,484
Commercial real estate	46,754	234,984	316,940	302,643	901,321
Farmland	34,590	67,403	43,496	43,125	188,614
1-4 family residential	30,596	33,423	181,124	258,859	504,002
Multi-family residential	1,355	20,901	15,338	5,126	42,720
Consumer	14,072	40,727	1,859	1,964	58,622
Agricultural	8,423	4,286	367	—	13,076
Total loans	$397,052	$571,469	$694,414	$655,314	$2,318,249
Amounts with fixed rates	$231,875	$450,578	$41,747	$37,207	$761,407
Amounts with adjustable rates	$165,177	$120,891	$652,667	$618,107	$1,556,842

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

(Continued)

48.

Nonperforming assets as a percentage of total loans were 0.13% at September 30, 2023, compared to 0.46% at December 31, 2022. The Bank's nonperforming assets consist primarily of nonaccrual loans. The decrease in nonperforming assets is primarily due to the resolution of several nonperforming assets during the second quarter, four of which had outstanding principal balances of $6.7 million and were Small Business Administration (SBA) 7(a), partially guaranteed (75%) loans, acquired in the June 2018 acquisition of Westbound Bank. An additional nonperforming loan with an outstanding balance of $1.4 million was resolved in the second quarter and paid off. Each of these nonperforming assets were resolved with minimal incurred losses.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans	$2,712	$10,848
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	2,712	10,848
Other real estate owned:
Residential real estate	—	38
Total other real estate owned	—	38
Repossessed assets owned	250	—
Total other assets owned	250	38
Total nonperforming assets	$2,962	$10,886
Ratio of nonaccrual loans to total loans(1)	0.12%	0.46%
Ratio of nonperforming loans to total loans(1)	0.12%	0.46%
Ratio of nonperforming assets to total loans(1)	0.13%	0.46%
Ratio of nonperforming assets to total assets	0.09%	0.32%

(1) Excludes loans held for sale of $2.5 million and $3.2 million as of September 30, 2023 and December 31, 2022, respectively.

The following table presents nonaccrual loans by category as of:

(in thousands)	September 30, 2023	December 31, 2022
Commercial and industrial	$273	$115
Real estate:
Construction and development	117	1,435
Commercial real estate	32	7,271
Farmland	174	109
1-4 family residential	1,840	1,691
Consumer and overdrafts	238	170
Agricultural	38	57
Total	$2,712	$10,848

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

49.

Credits rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

Credits rated as loss are charged off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	September 30, 2023
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$289,996	$1,198	$943	$—	$—	$273	$292,410
Real estate:
Construction and development	316,963	—	404	—	—	117	317,484
Commercial real estate	864,959	9,646	26,684	—	—	32	901,321
Farmland	188,259	98	83	—	—	174	188,614
1-4 family residential	501,889	273	—	—	—	1,840	504,002
Multi-family residential	42,720	—	—	—	—	—	42,720
Consumer and overdrafts	58,300	84	—	—	—	238	58,622
Agricultural	13,013	—	25	—	—	38	13,076
Total	$2,276,099	$11,299	$28,139	$—	$—	$2,712	$2,318,249

	December 31, 2022
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$311,685	$1,369	$898	$—	$—	$115	$314,067
Real estate:
Construction and development	374,795	905	—	—	—	1,435	377,135
Commercial real estate	867,426	7,321	5,569	—	—	7,271	887,587
Farmland	185,615	—	93	—	—	109	185,817
1-4 family residential	491,171	199	—	—	—	1,691	493,061
Multi-family residential	45,147	—	—	—	—	—	45,147
Consumer and overdrafts	61,456	50	—	—	—	170	61,676
Agricultural	13,594	3	32	—	—	57	13,686
Total	$2,350,889	$9,847	$6,592	$—	$—	$10,848	$2,378,176

Loans risk rated as substandard increased during the quarter from $8.1 million as of June 30, 2023 to $29.5 million as of September 30, 2023, an increase of $21.4 million. Despite the increase, substandard loans continued to represent a modest 1.3% of total loans at quarter-end. The increase results primarily from two commercial real estate loans, with outstanding balances of $14.5 million and $6.9 million, respectively. The larger credit is currently performing, is not past due, and is well-collateralized in the desirable Austin, Texas market with an LTV of 69%. Management believes this credit will be favorably resolved with minimal to no loss by year-end. The second, smaller loan is an amortizing commercial real estate loan in which we hold a priority first lien position. The project is being developed under an SBA 504 program, with a different lender managing the project's construction phase and financing the second lien debenture note. This loan is also performing, is not past due and is well-collateralized with an LTV of 46%. These two downgrades resulted from general economic stress factors, and appropriate credit reserves were captured in our CECL model.

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet,

(Continued)

50.

limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of September 30, 2023, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the nine months ended September 30, 2023.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of September 30, 2023, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

In determining the ACL for loans held for investment, we primarily estimate losses on segments of loans with similar risk characteristics and where the potential loss can be identified and reasonably determined. For loans that do not share similar risk characteristics with our existing segments, they are evaluated individually for an ACL. Our portfolio is segmented by regulatory call report codes, with additional segments for SBA loans acquired from Westbound Bank and for SBA loans originated by us. The segments are further disaggregated by internally assigned risk rating classifications. The balance of the ACL is determined using the current expected credit loss model, which considers historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and reasonable and supportable forecasts of the impact of future economic conditions on loan loss rates. Please see “Critical Accounting Policies - Allowance for Credit Losses.”

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

As of September 30, 2023, the allowance for credit losses totaled $31.1 million, or 1.34%, of total loans, excluding those held for sale. As of December 31, 2022, the allowance for credit losses totaled $32.0 million, or 1.34%, of total loans, excluding those held for sale. During the fourth quarter of 2022, we recorded a $2.8 million provision to incorporate economic forecasts for an economic downturn and possible borrower stressors into our CECL model. The factors that were adjusted in the fourth quarter of 2022 are still relevant, however certain minor adjustments were made in subsequent quarters to reflect current portfolio credit quality trends.

(Continued)

51.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For The Nine Months Ended September 30,		As of and For The Year Ended December 31,
(dollars in thousands)	2023	2022	2022
Average loans outstanding(1)	$2,359,880	$2,066,529	$2,126,810
Gross loans outstanding at end of period(2)	2,318,249	2,266,065	2,378,176
Allowance for credit losses at beginning of the period	31,974	30,433	30,433
Reversal of provision for credit losses	—	(650)	2,150
Charge offs:
Commercial and industrial	392	192	192
Commercial real estate	266	—	—
Consumer	72	313	322
Agriculture	3	—	—
Overdrafts	229	241	335
Total charge-offs	962	746	849
Recoveries:
Commercial and industrial	19	62	72
Real estate:
Commercial real estate	—	1	1
1-4 family residential	—	30	30
Consumer	65	40	55
Agriculture	2	—	—
Overdrafts	42	65	82
Total recoveries	128	198	240
Net charge-offs	834	548	609
Allowance for credit losses at end of period	$31,140	$29,235	$31,974
Ratio of allowance to end of period loans(2)	1.34%	1.29%	1.34%
Ratio of net charge-offs to average loans(1)	0.04%	0.03%	0.03%

Total nonaccrual loans	$2,712	$9,330	$10,848
Ratio of allowance to nonaccrual loans	1148.2%	313.3%	294.7%

(1) Includes average outstanding balances of loans held for sale of $1.4 million, $2.6 million and $2.4 million for the nine months ended September 30, 2023 and 2022, and for the year ended December 31, 2022, respectively.

(2) Excludes loans held for sale of $2.5 million, $2.7 million and $3.2 million for the nine months ended September 30, 2023 and 2022, and for the year ended December 31, 2022, respectively.

The ratio of allowance for credit losses to nonperforming loans increased from 294.7% at December 31, 2022 to 1148.2% at September 30, 2023. Nonperforming loans decreased to $2.7 million at September 30, 2023, compared to $10.8 million at December 31, 2022.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Nine Months Ended September 30,
	2023	2022
Commercial and industrial	0.13%	0.04%
Real estate:
Commercial real estate	0.03%	—
1-4 family residential	—	(0.01%)
Consumer	0.01%	0.50%
Agricultural	0.01%	—
Overdrafts	47.70%	40.18%
Net charge-offs to total loans	0.04%	0.03%

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

	As of September 30, 2023		As of December 31, 2022
(in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$3,823	12.28%	$4,382	13.70%
Real estate:
Construction and development	3,632	11.66%	4,889	15.29%
Commercial real estate	13,093	42.05%	12,658	39.59%
Farmland	2,119	6.80%	2,008	6.28%
1-4 family residential	6,778	21.77%	6,617	20.69%
Multi-family residential	471	1.51%	490	1.53%
Total real estate	26,093	83.79%	26,662	83.38%
Consumer and overdrafts	1,083	3.48%	781	2.44%
Agricultural	141	0.45%	149	0.48%
Total allowance for credit losses	$31,140	100.00%	$31,974	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2023, the carrying amount of our investment securities totaled $587.0 million, a decrease of $111.0 million, or 15.9%, compared to $697.9 million as of December 31, 2022. Investment securities represented 18.2% and 20.8% of total assets as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, securities available for sale totaled $178.6 million and securities held to maturity totaled $408.3 million. As of December 31, 2022, securities available for sale totaled $188.9 million and securities held to maturity totaled $509.0 million.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in equity. As of September 30, 2023, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore, the Company carried no ACL with respect to our securities portfolio at September 30, 2023.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $6.8 million at September 30, 2023, compared to a net unamortized, unrealized loss of $5.9 million at December 31, 2022. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,254	$—	$1,357	$7,897
Treasury securities	69,307	—	1,725	67,582
Corporate bonds	29,902	—	3,353	26,549
Municipal securities	171,314	146	9,568	161,892
Mortgage-backed securities	273,655	19	38,933	234,741
Collateralized mortgage obligations	58,249	—	10,575	47,674
Total	$611,681	$165	$65,511	$546,335

(Continued)

53.

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,141	$—	$1,259	$7,882
Treasury securities	133,735	—	2,921	130,814
Corporate bonds	29,964	—	2,177	27,787
Municipal securities	202,004	984	8,293	194,695
Mortgage-backed securities	278,589	1	30,264	248,326
Collateralized mortgage obligations	63,740	3	9,252	54,491
Total	$717,173	$988	$54,166	$663,995

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of September 30, 2023 and December 31, 2022, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

The following tables set forth the fair value of available for sale securities and the amortized cost of held to maturity securities, expected maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated.

	As of September 30, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,254	1.35%	$—	—	$—	—	$9,254	1.35%
Treasury securities	39,944	2.21%	29,363	2.92%	—	—	—	—	69,307	2.51%
Corporate bonds	1,967	3.31%	7,145	3.40%	17,437	4.00%	—	—	26,549	3.80%
Municipal securities	8,588	3.66%	42,669	2.89%	69,353	3.06%	50,746	3.17%	171,356	3.09%
Mortgage-backed securities	—	—	41,669	1.76%	184,930	2.66%	27,773	3.06%	254,372	2.55%
Collateralized mortgage obligations	1,180	2.57%	22,135	3.24%	35,243	1.38%	(2,444)	2.51%	56,114	2.12%
Total	$51,679	2.50%	$152,235	2.54%	$306,963	2.68%	$76,075	3.12%	$586,952	2.69%

	As of December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,141	1.35%	$—	—	$9,141	1.35%
Treasury securities	64,798	1.46%	68,937	2.51%	—	—	—	—	133,735	2.00%
Corporate bonds	—	—	9,690	3.41%	18,097	4.00%	—	—	27,787	3.80%
Municipal securities	19,151	3.48%	46,087	3.18%	56,844	3.21%	80,240	3.44%	202,322	3.32%
Mortgage-backed securities	3,042	2.43%	80,292	1.91%	170,487	2.51%	9,213	1.93%	263,034	2.31%
Collateralized mortgage obligations	626	3.82%	25,772	2.79%	32,107	1.47%	3,411	1.09%	61,916	1.98%
Total	$87,617	1.95%	$230,778	2.49%	$286,676	2.57%	$92,864	3.15%	$697,935	2.54%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing

(Continued)

54.

interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.57 years with an estimated effective duration of 4.39 years as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of equity.

The average yield of our securities portfolio was 2.69% and 2.54% as of September 30, 2023 and December 31, 2022, respectively. Average yield went up 15 basis points primarily due to a 51 basis point increase in yield on treasury securities and a 24 basis point increase in yield on mortgage-backed securities, which were partially offset by a 23 basis point decrease in yield on municipal securities. As of September 30, 2023, the fair value of available for sale and amortized cost of held to maturity mortgage-backed securities and municipal securities comprised 43.3% and 29.2% of the portfolio, respectively. As of December 31, 2022, mortgage-backed securities and municipal securities comprised 37.7% and 29.0% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average total deposits for the nine months ended September 30, 2023 were $2.61 billion, a decrease of $139.5 million, or 0.1%, compared to $2.75 billion for the year ended December 31, 2022. The average rate paid on total interest-bearing deposits was 2.46% and 0.58% for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively. The increase in average rates between periods was driven primarily by a cumulative 100 basis point increase in market rates made by the Federal Reserve during the first nine months of 2023, and a 125 cumulative basis point increase during the last quarter of the prior year.

The following table presents the average balance of, and rate paid on, deposits for the periods indicated:

	Nine Months Ended September 30,
	2023		2022
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW and interest-bearing demand accounts	$270,055	1.01%	$383,149	0.36%
Savings accounts	134,914	0.75%	140,461	0.20%
Money market accounts	710,049	2.63%	832,662	0.41%
Certificates and other time deposits	553,376	3.06%	328,453	0.62%
Total interest-bearing deposits	1,668,394	2.46%	1,684,725	0.42%
Noninterest-bearing demand accounts	944,870	0%	1,075,941	0%
Total deposits	$2,613,264	1.51%	$2,760,666	0.26%

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Nine Months Ended September 30, 2023	For the Year Ended December 31, 2022	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$270,055	$364,941	$(94,886)	(26.00%)
Savings accounts	134,914	141,484	(6,570)	(4.64%)
Money market accounts	710,049	831,833	(121,784)	(14.64%)
Certificates and other time deposits	553,376	332,029	221,347	66.66%
Total interest-bearing deposits	1,668,394	1,670,287	(1,893)	(0.11%)
Noninterest-bearing demand accounts	944,870	1,082,513	(137,643)	(12.72%)
Total deposits	$2,613,264	$2,752,800	$(139,536)	(5.07%)

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2023 and year ended December 31, 2022 was 36.2% and 39.3%, respectively.

Total deposits as of September 30, 2023 were $2.66 billion, a decrease of $22.9 million, or 0.9%, compared to $2.68 billion as of December 31, 2022.

(Continued)

55.

Noninterest-bearing deposits as of September 30, 2023 were $903.4 million compared to $1.05 billion as of December 31, 2022, a decrease of $148.8 million, or 14.1%.

Total interest-bearing deposits as of September 30, 2023 and December 31, 2022 were $1.75 billion, which represented a slight increase of $125.9 million, or 7.7%.

The aggregate amount of certificates and other time deposits in denominations greater than $250,000 as of September 30, 2023 and December 31, 2022 was $269.5 million and $130.0 million, respectively.

The amount of uninsured certificates of deposit will differ from the total amount of certificates of deposit greater than $250,000 due to various factors, including joint account ownership. The following table sets forth the amount of uninsured certificates of deposit greater than $250,000 by time remaining until maturity as of September 30, 2023.

(dollars in thousands)	September 30, 2023
Under 3 months	$69,010
3 to 6 months	66,532
6 to 12 months	68,739
Over 12 months	5,314
Total	$209,595

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2023 and December 31, 2022, total borrowing capacity of $911.9 million and $755.0 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within one year. As of September 30, 2023, approximately $1.96 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.

The following table presents our FHLB borrowings by maturity and weighted average rate as of September 30, 2023:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$165,000	5.38%
90 days to less than one year	10,000	4.38%
Total	$175,000	5.32%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2023 and December 31, 2022, $235.2 million and $227.6 million, respectively, were available under this arrangement. As of September 30, 2023 and December 31, 2022, approximately $295.9 million and $289.5 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of September 30, 2023 and December 31, 2022, no borrowings were outstanding under this arrangement.

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

56.

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

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 Capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of $465,000 in related unamortized debt issuance costs on the consolidated balance sheets.

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. Various portions of these debentures have matured since issuance and $6.0 million remains outstanding as of September 30, 2023. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2023. The line of credit bears interest at the prime rate (8.50% as of September 30, 2023) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2024. As of September 30, 2023, there was a $2.0 million outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2023 and the year ended December 31, 2022, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2023 and December 31, 2022, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $55.0 million in federal funds. There were no funds under these lines of credit outstanding as of September 30, 2023 and December 31, 2022. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

Contingent liquidity sources and availability as of September 30, 2023 are provided below. Although we do not plan to access the Federal Reserve's Bank Term Funding Program (BTFP), we have $267.8 million of borrowing capacity based

(Continued)

57.

on the value of unpledged, par value securities available as collateral for this line. The table below shows our total lines of credit, current borrowings as of September 30, 2023 and total amounts available for future borrowings, if necessary.

	September 30, 2023		Total Available for Future Liquidity
(dollars in thousands)	Line of Credit	Borrowings
FHLB advances	$1,086,881	$175,000	$911,881
Federal Reserve discount window	235,153	—	235,153
Federal funds lines of credit	55,000	—	55,000
Correspondent bank line of credit	25,000	2,000	23,000
Federal Reserve Bank Term Funding Program	267,752	—	267,752
Total liquidity lines			$1,492,786

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.27 billion for the nine months ended September 30, 2023 and $3.26 billion for the year ended December 31, 2022.

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Sources of Funds:
Deposits:
Noninterest-bearing	28.90%	33.20%
Interest-bearing	51.04%	51.23%
Advances from FHLB	7.80%	4.07%
Line of credit	0.13%	0.00%
Subordinated debt	1.48%	1.44%
Securities sold under agreements to repurchase	0.60%	0.26%
Accrued interest and other liabilities	0.91%	0.79%
Equity	9.14%	9.01%
Total	100.00%	100.00%

Uses of Funds:
Loans	71.22%	64.33%
Securities available for sale	5.53%	8.83%
Securities held to maturity	14.18%	15.89%
Nonmarketable equity securities	0.85%	0.58%
Federal funds sold	1.34%	3.26%
Interest-bearing deposits in other banks	0.19%	0.47%
Other noninterest-earning assets	6.69%	6.64%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	36.16%	39.32%
Average loans to average deposits	90.30%	77.26%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $293.4 million, or 14.2%, for the nine months ended September 30, 2023 compared to the same period in 2022, while our average deposits decreased $147.4 million, or 5.3%, for the same time period. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of September 30, 2023, we had $362.3 million in outstanding commitments to extend credit and $8.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had $474.7 million in outstanding commitments to extend credit and $8.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2023 and December 31, 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2023, we had cash and cash equivalents of $130.2 million, compared to $106.5 million as of December 31, 2022. The increase was primarily due to a increase in federal funds sold of $26.0 million, which is used for liquidity purposes.

(Continued)

58.

Capital Resources

Total equity increased to $296.8 million as of September 30, 2023, compared to $295.6 million as of December 31, 2022, an increase of $1.2 million, or 0.4%. The increase from December 31, 2022 was due to net earnings attributable to Guaranty Bancshares, Inc. of $24.2 million, offset by the repurchase of Company stock of $10.5 million, the payment of dividends of $8.1 million and an increase in accumulated other comprehensive loss of $5.3 million due to fluctuations in the fair value of available for sale securities during the year.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of September 30, 2023 and December 31, 2022, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk-weighted assets)	$364,878	14.93%	$358,702	14.37%
Tier 1 capital (to risk-weighted assets)	299,796	12.27%	292,966	11.74%
Tier 1 capital (to average assets)	299,796	9.34%	292,966	8.77%
Common equity tier 1 capital (to risk-weighted assets)	292,579	11.98%	285,749	11.45%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$372,346	15.25%	$361,125	14.48%
Tier 1 capital (to risk weighted assets)	341,818	14.00%	329,933	13.23%
Tier 1 capital (to average assets)	341,818	10.68%	329,933	9.89%
Common equity tier 1 capital (to risk-weighted assets)	341,818	14.00%	329,933	13.23%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of September 30, 2023, which consist of future cash payments associated with our contractual obligations.

	As of September 30, 2023
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$667,103	$40,629	$5,582	$—	$713,314
Advances from FHLB	175,000	—	—	—	175,000
Subordinated debt	4,000	2,000	—	35,000	41,000
Operating leases	2,017	3,722	3,156	3,748	12,643
Total	$848,120	$46,351	$8,738	$38,748	$941,957

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of September 30, 2023 are summarized below. Since commitments associated with letters of

(Continued)

59.

credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of September 30, 2023
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$5,313	$2,182	$27	$874	$8,396
Commitments to extend credit	227,271	59,193	10,011	65,792	362,267
Total	$232,584	$61,375	$10,038	$66,666	$370,663

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of September 30, 2023, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of September 30, 2023.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of September 30, 2023.

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

To combat record levels of inflation, the Federal Reserve approved its first interest rate increase in the current cycle in March 2022, and has since raised interest rates by 525 basis points through September 30, 2023. Members of the Federal Open Markets Committee have signaled they may further increase the federal funds rate by an additional 25 basis points during the remainder of 2023. If the Federal Reserve does ultimately continue to increase interest rates, we expect those increases to have a negative impact on our net income in the short term due to timing differences in asset and liability repricing, but ultimately a net positive impact on our net income, despite likely absolute increases in our operating expenses due to inflation.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	September 30, 2023		December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(2.47%)	(29.83%)	0.43%	(18.35%)
+200	(1.78%)	(18.76%)	0.17%	(10.87%)
+100	(1.29%)	(9.32%)	(0.21%)	(5.17%)
Base	—	—	—	—
-100	(0.96%)	4.68%	0.34%	1.48%
-200	(0.43%)	7.87%	4.16%	(0.70%)

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

The following tables reconcile, as of and for the dates set forth below, the following financial measures:

Net Unrealized Loss on Securities, Tax Effected, as % of Total Equity

(dollars in thousands)	September 30, 2023
Total equity(1)	$296,784
Less: net unrealized loss on HTM securities, tax effected	(32,087)
Total equity, including net unrealized loss on AFS and HTM securities	$264,697

Net unrealized loss on AFS securities, tax effected	19,536
Net unrealized loss on HTM securities, tax effected	32,087
Net unrealized loss on AFS and HTM securities, tax effected	$51,623

Net unrealized loss on securities as % of total equity(1)	17.4%
Total equity before impact of unrealized losses	$316,320
Net unrealized loss on securities as % of total equity before impact of unrealized losses	16.3%

Total average assets	$3,213,489
Total equity to average assets	9.2%
Total equity, adjusted for tax effected net unrealized loss, to average assets	8.2%

(1) Includes the net unrealized loss on AFS securities, tax effected, of $19,536.

(Continued)

62.

Cost of Total Deposits

	Quarter Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2022
Total average interest-bearing deposits	$1,726,218	$1,653,237	$1,650,314
Adjustments:
Noninterest-bearing deposits	888,772	948,083	1,109,205
Total average deposits	$2,614,990	$2,601,320	$2,759,519

Total deposit-related interest expense	$13,069	$9,946	$2,455

Average cost of interest-bearing deposits	3.00%	2.41%	0.59%
Average cost of total deposits	1.98	1.53	0.35

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

(Continued)

63.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(Continued)

64.

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

The table below contains information regarding all shares repurchased by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July, 2023	45,840	$27.28	45,840	411,462
August, 2023	—	—	—	411,462
September, 2023	15,848	27.66	15,848	395,614
Total	61,688	$27.38	61,688

Item 3. Defaults Upon Senior Securities

None.

(Continued)

65.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

GUARANTY BANCSHARES, INC.
(Registrant)

Date: November 3, 2023	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: November 3, 2023	/s/ Clifton A. Payne
Clifton A. Payne
Chief Financial Officer & Director

67.