Form 10-K
period 2023-12-31
GUARANTY BANCSHARES INC /TX/
filed 2024-03-14
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the New York Stock Exchange on June 30, 2023, the last day of the Registrant's most recently completed second fiscal quarter, was approximately $234.0 million.

At March 7, 2024, the Company had 11,534,691 outstanding shares of common stock, par value $1.00 per share.

Documents Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

We are a bank holding company, with corporate headquarters in Addison, Texas and operational headquarters in Mount Pleasant, Texas. Through our wholly owned subsidiary, Guaranty Bank & Trust, a national banking association, we provide a wide range of relationship-driven commercial and consumer banking, as well as trust and wealth management products and services that are tailored to meet the needs of small- and medium-sized businesses, professionals and individuals. As of December 31, 2023, the Bank operates 33 full service banking locations in East Texas, Dallas/Fort Worth, Houston and Central Texas regions of the state. As of December 31, 2023, we had total assets of $3.18 billion, total net loans of $2.29 billion, total deposits of $2.63 billion and total shareholders’ equity of $303.8 million.

We completed an initial public offering of our common stock in May 2017. Our common stock was traded on the Nasdaq Global Select Market through March 6, 2023, and commenced trading on the New York Stock Exchange on March 7, 2023, where it continues to trade under the symbol "GNTY."

Our History and Growth

Guaranty Bank & Trust was originally chartered as a Texas state banking association over a century ago in 1913, and converted its charter to a national banking association in 2012. Guaranty was incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust. Since our founding, we have built a strong reputation based on financial stability and community leadership. Our growth has been consistent and primarily organic, both through growth in our established markets and the entry into new markets with de novo banking locations. In 2013, we expanded from our East Texas markets by opening a de novo banking location in Bryan/College Station, Texas. In 2017, we opened de novo banking locations in Fort Worth and Austin, Texas. In late 2021, we opened a second de novo location just outside of Austin in the town of Georgetown, Texas, and we opened a third Austin location in January 2022. We have achieved organic growth over time by enhancing our lending and deposit relationships with existing customers and attracting new customers, as well as cross-selling our deposit, mortgage, trust and wealth management and treasury management products.

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

Since our initial expansion outside of East Texas in 2013, we have grown our network of banking locations from 18 banking locations in 11 Texas communities to 33 banking locations in 26 Texas communities as of December 31, 2023.

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

Growth and Expansion Strategies

Our strategic plan is to be a leading Texas bank holding company with a commitment to operate as a community bank as we continue to execute our long term growth strategy and to generate shareholder value through the following:

•
Maintain Focus on Organic Growth. Although we made a strategic choice to shrink our balance sheet during 2023 given the recent uncertainty resulting from bank failures, economic factors and geopolitical issues, our longer term strategy is to focus on organic growth, with greater emphasis on high-quality credits. This is a strategy that allows us to generate stable funding sources without the non-amortizing goodwill assets and core deposit intangibles that strategic acquisitions might add to our balance sheet. We believe that a strong core deposit base is extremely valuable and desirable in allowing our bank to grow despite continued interest rate competition from bank and non-bank sources, and serves us well when alternative funding sources become more expensive. As such, we also believe that our significant core deposit franchise in East Texas provides a stable funding source for meaningful loan growth in our existing markets. In addition, we strive to build comprehensive banking relationships with new borrowers through deposit and treasury management products and services.
•
Pursue Strategic Acquisitions. When the economic environment is favorable toward accretive acquisitions, we intend to continue to grow through strategic acquisitions within our current markets and in other complementary markets. However, the culture, economics and location of potential new acquisitions is critical in our decision making. Recent market valuations of bank stocks industry-wide have generally caused the economic aspect of acquisitions to be less desirable for our shareholders. We seek acquisitions that provide meaningful financial benefits through long-term organic growth opportunities and expense reductions, while maintaining our current risk profile. We believe that many smaller financial institutions will consider us an ideal long-term partner due to our community banking philosophy, commitment to employee stock ownership and our culture of teamwork.
•
Establish De Novo Banking Locations. We intend to open de novo banking locations in our existing and other attractive markets in Texas to further diversify our banking location network. Most recently, in May of 2023, we opened a second de novo location in Georgetown, Texas and in January 2022, we opened a de novo location in the Lakeway area of Austin, bringing our total de novo locations in the Austin and surrounding suburbs to four.
•
Increase Earnings Streams. We seek to maintain asset quality in a manner that allows us to maintain our current earnings streams, while also providing additional services such as robust treasury management, trust and wealth management and Small Business Association guaranteed loans to our customers in order to augment and diversify our revenue sources. For the year ended December 31, 2023, noninterest income represented $22.5 million, or 18.8%, of our total revenue of $119.5 million (defined as net interest income after the provision for credit losses plus noninterest income).

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

Although we are devoting substantial resources in furtherance of our longer term expansion strategy, there are no assurances that we will be able to further implement our expansion strategy or that any of the components of our expansion strategy will be successful.

We believe the following competitive strengths support our long term growth and expansion strategy:

•
Experienced Executive Management Team. The Bank has a seasoned and experienced executive management team with nearly 357 years of experience in financial services businesses. Our executive management team has successfully managed profitable organic growth, executed acquisitions, developed a strong credit culture and implemented a relationship-based approach to commercial and consumer banking. In addition, our executive management team has extensive knowledge of the bank regulatory landscape, significant experience navigating interest rate and credit cycles, including high inflation and recessionary periods, and has a long history of working together.
•
Employee Ownership Mentality. As of December 31, 2023, our Company-only directors, our executive officers and our employee stock ownership plan, or KSOP, as a group, beneficially owned approximately 26.2% of our outstanding shares of common stock. Our KSOP owned 8.9% of our outstanding shares. Many of our employees’ interests in the KSOP represent material portions of their net worth, particularly our long-tenured employees. We believe that the KSOP’s material ownership position promotes an owner-operator mentality among our employees, from senior officers to entry-level employees, which we believe enhances our employees’ dedication to our organization and the execution of our strategy.
•
Proven Successful Execution of Growth Strategies. We have developed a strategic growth plan that allows the Company to quickly identify and efficiently execute corporate transactions that we believe enhance our geographic footprint and enterprise value. During the prior 15 years, we have successfully integrated ten acquired locations into our Company through what we believe is an effective combination of comprehensive integration planning, extensive management experience with expansion, and a welcoming and flexible culture of employee ownership. In that same time period, we also established twelve de novo locations outside of our historical East Texas market, achieving our objectives for organic growth within our anticipated time periods and successfully integrating new local management teams and employees into our Company. Accordingly, we have a proven track record of executing value-added acquisitions and achieving consistent, meaningful organic growth.
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

Our Banking Services

Lending Activities. We offer a variety of loans, including commercial lines of credit, working capital loans, commercial real estate-backed loans (including loans secured by owner occupied commercial properties), term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, letters of credit and other loan products to small- and medium-sized businesses, real estate developers, manufacturing and industrial companies and other businesses. We also offer various consumer loans to individuals and professionals including residential real estate loans, home equity loans, installment loans, unsecured and secured personal lines of credit, and standby letters of credit. Lending activities originate from the efforts of our bankers, with an emphasis on lending to individuals, professionals, small- to medium-sized businesses and commercial companies located in our market areas. Although all lending involves a degree of risk, we believe that commercial business loans and commercial real estate loans present greater risks than other types of loans in our portfolio. We work to mitigate these risks through conservative underwriting policies and consistent monitoring of credit quality indicators.

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

Investments

We manage our investment portfolio primarily for liquidity purposes, with a secondary focus on returns. We separate our portfolio into two categories: (1) short-term investments with maturities less than one year, including federal funds sold; and (2) investments with maturities exceeding one year (the effective duration is approximately 4.09 years as of December 31, 2023), all of which are classified as available for sale and can be used for pledging on public deposits, selling under repurchase agreements and meeting unforeseen liquidity needs. We regularly evaluate the composition of this category as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.

Our Markets

We consider our current market regions to be East Texas, Central Texas, the Dallas/Fort Worth MSA and the Houston MSA. We serve these communities from our corporate headquarters in Addison, Texas, our operational headquarters in Mount Pleasant, Texas and through a network of 15 banking locations within East Texas, seven banking locations in Central Texas, seven banking locations in the Dallas/Fort Worth metroplex and four banking locations in the Houston metroplex. As part of our strategic plan, we intend to further diversify our markets through entry into other large metropolitan markets in Texas and/or continued expansion in our existing newer markets.

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

Human Capital Resources

As of December 31, 2023, we employed 488 full-time equivalent persons. We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relations with our employees to be good. For additional information regarding our human capital resources, please see the Definitive

Proxy Statement for our Annual Meeting of Shareholders being held on May 15, 2024, a copy of which will be filed with the SEC.

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

Revised Rules on Regulatory Capital. Regulatory capital rules pursuant to the Basel III requirements, released in July 2013 and effective January 1, 2015, implemented higher minimum capital requirements for bank holding companies and banks. These rules include a new common equity Tier 1, or CET1, capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The revised capital rules require banks and bank holding companies to maintain a minimum CET1 capital ratio of 4.5% of risk-based assets, a total Tier 1 capital ratio of 6.0% of risk-based assets, a total capital ratio of 8.0% of risk-based assets and a leverage ratio of 4.0% of average assets. In addition, the revised capital rules require banks and bank holding companies to maintain a 2.5% "capital conservation buffer" above these minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Including the buffer, the rules require banks and bank holding companies to maintain a minimum CET1 capital ratio of 7.0%, Tier 1 capital ratio of 8.5% and total capital ratio of 10.5%.

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

Restrictions on Distribution of Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be our principal source of operating funds. Earnings and capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. In general terms, federal law provides that the Bank’s board of directors may, from time to time and as it deems expedient, declare a dividend out of its net profits. Generally, the total of all dividends declared in a year shall not, unless approved by the OCC, exceed the net profits of that year combined with its net profits of the past two years. At December 31, 2023, the Bank had $56.5 million available for payment of dividends.

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
•
Recent volatility in the banking sector may result in new legislation, regulations or policy changes that could subject us to increased government regulation and supervision.

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

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities or public health outbreaks and uncertainty over the stability of foreign currency, could affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by interest rates that have increased at a historically rapid rate, from historically low levels, which impacts our ability to retain deposits, causes unrealized losses in the investment security portfolio and can effect borrowers' ability to cover debt service. We are unable to predict changes in market interest rates. In addition, financial institutions in Texas can be affected by volatility with the oil and gas industry and significant decreases in energy prices. Although we do not have material direct exposure to the oil and gas industry, we retain some indirect exposure, as some of our customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices.

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

We focus our business development and marketing strategy primarily on small- to medium-sized businesses. As of December 31, 2023, we had approximately $1.71 billion of loans to businesses, which represents approximately 73.8% of our total loan portfolio. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.

Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2023, approximately $1.41 billion, or 60.5%, of our total loans were nonresidential real estate loans, including owner occupied commercial real estate loans of $323.7 million, or 13.9%, and approximately $296.6 million, or 12.8%, of our total loans, that were construction and land development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for credit losses, which would reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, approximately $1.99 billion, or 85.7%, of our total loans were loans with real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets, in particular industries or other segments of our loan portfolio, or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which would adversely affect our business, financial condition and results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain estimated losses. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate estimate losses. This could have an adverse effect on our business, financial condition or results of operations. As of December 31, 2023, we held $234,000 of repossessed property and equipment, and no OREO.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2023, we held no assets in OREO. In the prior year we held $38,000 assets in OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, approximately $235.5 million, or 10.1%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2023, our allowance for credit losses in our loan portfolio totaled $30.9 million, which represents approximately 1.33% of our total loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, we may need additional provisions for credit losses to restore the adequacy of our allowance for credit losses. Finally, the measure of our allowance for credit losses is dependent on the adoption and interpretation of accounting standards. Under the Current Expected Credit Loss, or CECL impairment model, which became applicable to us on January 1, 2020, financial institutions are required to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration is reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model required many financial institutions, like the Bank, to increase their allowances for credit losses. Increases in our level of allowance for credit losses for any reason, could adversely affect our business, financial condition and results of operations.

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

Historically, we have earned income by originating mortgage loans and Small Business Administration 7(a) loans for sale in the secondary market. For the mortgage loans, a historical focus of our loan origination and sales activities has been to enter into formal commitments and informal agreements with larger banking companies and mortgage investors. Under these arrangements, we originate single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. For the SBA 7(a) loans, we obtain various bids for the purchase of the SBA guaranteed portion of the loan from investors and will generally sell the guaranteed portion to the investor with the highest bid. For the years ended December 31, 2023 and 2022, we earned approximately $1.2 million and $2.4 million, respectively, from these activities. However, in the recent past, disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Fannie Mae and Federal Home Loan Mortgage Corporation, or Freddie Mac, loans. Additionally, the risk appetite for purchasing of SBA 7(a) guaranteed loans fluctuates, occasionally resulting in bids that are not favorable for us to sell the guaranteed portion of the loan. The effects of these disruptions in the secondary market for residential mortgage loans and SBA 7(a) loans may reappear.

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

Our most important source of funds is deposits. As of December 31, 2023, approximately $1.92 billion, or 72.9%, of our total deposits were demand, savings and money market accounts. Historically our savings, money market deposit accounts and demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

The $705.2 million remaining balance of deposits consisted of certificates of deposit, of which $647.0 million, or 24.6% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding at a time when our access to certain customary sources of liquidity, including interbank borrowings, repurchase agreements and borrowings from the FHLB and the discount window of the Federal Reserve System, is also limited. We may not be able to obtain capital on acceptable terms — or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

We have a concentration of deposit accounts with state and local municipalities that is a material source of our funding, and the loss of these deposits or significant fluctuations in balances held by these public bodies could force us to fund our business through more expensive and less stable sources.

As of December 31, 2023, $229.0 million, or approximately 8.7%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. As of December 31, 2023, approximately 52.2% of our interest-earning assets and approximately 38.9% of our interest-bearing liabilities had a variable rate. Our interest rate sensitivity profile was asset sensitive as of December 31, 2023, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates; however, customer and market responses to a changing interest rate environment are highly uncertain and there is no guarantee that our net interest income would increase if interest rates rise.

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

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered outside of our markets and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks following the recent downturn has also led to increased competitive pressures on loan rates and terms for high-quality credits. We may not be able to compete successfully with other financial institutions, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.

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

While we attempt to invest a significant majority of our total assets in loans (our loan to asset ratio was 72.9% as of December 31, 2023), we invest a percentage of our total assets (18.9% as of December 31, 2023) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2023, the fair value of our available for sale investment securities portfolio was $196.2 million, which included a net unrealized loss of $19.2 million. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. The Federal Open Market Committee increased the target federal funds rate significantly in 2022 and 2023, which resulted in the net unrealized losses of $19.2 million in our available for sale portfolio and $29.7 million in our held to maturity portfolio at December 31, 2023. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2023, our goodwill totaled $32.2 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

The regional bank crisis that occurred in Spring 2023 led to interventions by the FDIC, the Federal Reserve, and the U.S. Treasury Secretary in order to safeguard the depositors of these establishments. In light of these events, Congress and federal banking authorities have initiated assessments to pinpoint the causes of these failures, proposing various explanations such as insufficient regulation and oversight, as well as the institutions' inability to effectively manage interest rate and liquidity risks. Ongoing analysis of these developments might result in government-driven measures aimed at averting similar bank failures in the future, which could include changes to risk-based capital regulations. Federal banking authorities may also reconsider relevant liquidity risk management standards.

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

As a bank, we are subject to strict risk-based capital requirements and leverage limits, referred to herein as the Basel III capital rules. See the section in Item 1 of this Annual Report on Form 10-K captioned “Supervision and Regulation — Guaranty Bancshares, Inc. — Revised Rules on Regulatory Capital.”

As a result of the enactment of the Basel III capital rules, we became subject to increased required capital levels. Our inability to comply with these more stringent capital requirements, or with future capital requirements, could, among other things, result in lower returns on equity; require the raising of additional capital; limit our ability to repurchase shares or pay dividends and discretionary bonuses; or result in regulatory actions, any of which could adversely affect our business, financial condition and results of operation.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has in recent years increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. If recent increases in premiums are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. Further, if there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay higher FDIC premiums. Our FDIC insurance related costs were $1.5 million for the year ended December 31, 2023, compared to $1.1 million for the year ended December 31, 2022. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations. In addition, perceived weakness at other financial institutions, particularly those considered to be peers of the Bank, could cause depositors and other customers of the Bank to assume such weakness also applies to the Bank.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2023, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending, particularly as we expand into metropolitan markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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
•
perceptions in the marketplace regarding our competitors or us, including the perception that investment in Texas is unattractive or less attractive during periods of low oil prices or that investment in community banks is riskier than larger institutions;
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

As of December 31, 2023, our Company-only directors and executive officers beneficially owned an aggregate of 2,447,788 shares, or approximately 21.0%, of our issued and outstanding shares of common stock, including 231,221 shares that are held by our KSOP and allocated to the accounts of our named executive officers. As of December 31, 2023, our KSOP owned an aggregate of 1,021,462 shares, or approximately 8.9% of our issued and outstanding shares. A committee consisting of four independent directors of the Company, which we refer to herein as the KSOP Committee, currently serves as trustee of the KSOP. Each KSOP participant will have the right to vote the shares allocated to such participant’s account on all matters requiring a vote of our shareholders, but the KSOP committee, as trustee of the KSOP, retains sole voting power over all shares held by the KSOP that are not allocated to participants’ accounts and all shares for which they have received no voting instructions from the participant. As of December 31, 2023, there were no shares owned by our KSOP that were unallocated to participants’ accounts.

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

In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2023, we had a senior, unsecured line of credit with an available balance of $20.5 million with $4.5 million advanced. We also had $38.6 million of subordinated debt obligations and approximately $7.2 million of junior subordinated debentures issued to statutory trusts that, in turn, issued $7.0 million of trust preferred securities. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, these existing and any future debt obligations must be satisfied in full before any distributions can be made to the holders of our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock. To the extent that we issue additional debt obligations or junior subordinated debentures, the additional debt obligations or additional junior subordinated debentures will be senior to our shares of common stock.

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

Our certificate of formation and our bylaws (each as amended and restated) may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our board of directors or management. Our governing documents include provisions that:

•
empower our board of directors, without shareholder approval, to issue preferred stock, the terms of which, including voting power, are to be set by our board of directors;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

Our enterprise risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal. Given the increasing reliance on technology and potential cyber threats, information security (and by entailment cybersecurity) is a critical component of this program. Our Chief Information Security Officer (“CISO”) is primarily responsible for this cybersecurity component and is a key member of the enterprise risk management organization, which is overseen by our Chief Risk Officer. As discussed below, our CISO reports periodically throughout the year on cybersecurity related risks, threats, and our responses, to the Technology Committee and our board of directors.

Cybersecurity risks are constantly evolving and becoming increasingly pervasive across all industries. To mitigate these risks and protect sensitive customer data, financial transactions, and our information systems, Guaranty has implemented comprehensive cybersecurity practices. Key components of the cybersecurity program include the following:

•
A dedicated cybersecurity team working closely with our Information Technology team to cover all critical cyber defense functions such as engineering, data protection, vulnerability management, identity and access management, insider risk management, security operations, threat emulation and threat intelligence.
•
A risk assessment process that identifies and prioritizes material cybersecurity risks, identifies and evaluates the effectiveness of controls to mitigate the risks, and reports results to executive management and the Board of Directors.
•
A Managed Detection and Response (“MDR”) service, which provides an additional layer of around-the-clock security monitoring (including intrusion detection and alerting) for information systems.
•
A training program that educates employees about cybersecurity risks, how to protect themselves from cyberattacks, and encourages general awareness about cybersecurity threats and how to stay safe online.
•
An incident response plan, which is tested periodically and outlines the steps that will be taken to respond to a cybersecurity incident. The Bank engages reputable third-parties to conduct various independent assessments on a regular basis, including but not limited to security audits, vulnerability assessments, and various other testing.

The Bank leverages in-house resources and third-party service providers to implement and maintain processes and controls to manage identified risks.

Our Vendor Management program is designed to ensure that our vendors meet our cybersecurity requirements. This includes conducting periodic risk assessments of vendors, requiring vendors to maintain appropriate cybersecurity controls and monitoring vendor compliance with our cybersecurity requirements.

The Bank’s risk management program and strategy are designed to ensure confidential information and information systems are appropriately protected from a variety of threats, both natural and man-made. Periodic risk assessments are performed to validate control requirements and ensure that the Bank’s information is protected at a level commensurate with its sensitivity, value, and criticality. Preventative and detective security controls are employed on all media where information is stored, the systems that process it, and infrastructure components that facilitate its transmission to ensure the confidentiality, integrity, and availability of Bank and customer information. Minimally, these controls include identity and access management, data encryption, data loss prevention, incident response, security monitoring and alerting, third party risk management, and vulnerability management.

The Bank’s risk management program and strategy are regularly reviewed and updated to ensure that they are aligned with the Bank's business objectives.

Risks from Cyber Threats

Like many businesses, the Bank faces numerous cybersecurity risks in connection with providing services to our customers. Guaranty does not currently believe that any current or pervious cybersecurity threats have materially affected, or are reasonably likely to materially affect the Bank, including its business strategy, results of operations, or financial condition. Unfortunately, the sophistication of cyber threats continues to increase, and the Bank’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. No cybersecurity program will be able to anticipate all cyber threats and breach attempts, and there may exist limitations to the ability to effectively implement preventive measures against such breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Bank’s business strategy, results of operations or financial condition, please refer to Item 1A Risk Factors.

Governance

Board of Directors Oversight

The Board of Directors is charged with overseeing the establishment and execution of the Bank’s risk management framework and monitoring adherence to related policies required by applicable regulations and statutes. Consistent with this responsibility, the Board may delegate some responsibilities to the Audit Committee. The CISO holds the primary day-to-day responsibility for the strategic, operational, and risk management components of cybersecurity. The Audit Committee, and the board through summary reports, receives updates on cybersecurity risks and incidents and the cybersecurity program through direct communication with the CISO. Additionally, awareness and training on cybersecurity topics is provided to the Board at least annually.

Management's Role

The Information Security department is responsible for implementing and maintaining the Banks’s Information Security program, which addresses cybersecurity risk management and cyber threats. The Information Security department consists of cybersecurity and information risk professionals who assess, identify, and manage cybersecurity risks. Information Security is led by the CISO, who reports directly to the Chief Financial Officer and with dotted-line reporting to the Audit Committee. Additionally, the CISO is a key member of the Technology Committee, which is charged with Bank’s managerial oversight and steering organization for all information technology areas (including cybersecurity).

The Bank’s CISO has over 20 years of experience in cybersecurity across various verticals. Our CISO brings a wealth of expertise to his role. His background includes extensive experience and certifications in all facets of information technology and information security. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. The Bank’s CISO remains informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. To assist the Information Security team in such knowledge acquisition, we subscribe to services that provide Bank personnel with alerts on security incidents and threats. Our CISO oversees the implementation and processes for regular monitoring of our information systems. This includes the deployment of advanced security measures and regular internal/external assessments to identify potential vulnerabilities. In a cybersecurity incident, the information security incident response plan is enacted. This plan includes immediate actions to mitigate the impact of and remediate the incident.

ITEM 2. PROPERTIES.

As of December 31, 2023 the Bank operates 33 banking locations, all of which are located in Texas. Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas 75001. The Bank currently operates banking locations in the following Texas locations: Austin (two locations), Georgetown (two locations), Bogata, Bryan, College Station (two locations), Commerce, Conroe, Dallas (two locations), Denton (two locations), Fort Worth, Hallsville, Houston (three locations), Longview, Mount Pleasant (two locations), Mount Vernon, New Boston, Paris (two locations), Pittsburg, Rockwall, Royse City, Sulphur Springs, and Texarkana (three locations).

As of December 31, 2023, we owned 21 of our banking locations, had one location in which we owned the building and had a long-term land lease on the real property associated with the branch, and leased the remaining 11 locations. We also own our executive headquarters in Mount Pleasant, and lease two buildings for business operations. The terms of our leases generally range from one to 12 years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. We believe that the 13 leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

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

As of March 7, 2024, there were 364 holders of record of our common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the S&P U.S. SmallCap Banks Index for the period of December 31, 2018 through December 31, 2023. The following assumes $100 was invested in each of our common stock, the S&P 500 and the S&P U.S. SmallCap Banks Index values on December 31, 2018, and assumes the reinvestment of dividends, if any.

The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Guaranty Bancshares, Inc.	$100.00	$112.84	$105.96	$149.63	$141.40	$141.66
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P U.S. SmallCap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55

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

There were 434,798 shares of Company common stock repurchased during the year ended December 31, 2023, at a weighted-average price per share of $25.82. No shares of Company common stock were repurchased during the quarter ended December 31, 2023. As of December 31, 2023, authority to repurchase 370,814 shares remains available under the stock repurchase program approved on April 21, 2022.

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

As of December 31, 2023, we operate 33 banking locations in the East Texas, Dallas/Fort Worth, Central Texas and Greater Houston regions of the state. Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas, 75001 and our telephone number is (888) 572-9881. Our website address is gnty.com. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.

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

From time to time, we modify our loan agreements for borrowers experiencing financial difficulty. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. We review each such modified loan and determine on a case-by-case basis if the loan can be grouped with its like segment for allowance consideration or whether it should be individually evaluated for a specific allowance for credit loss allocation. If individually evaluated, an allowance for credit loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.

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

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in accumulated other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and netted to an unrealized loss of $7.0 million at December 31, 2023. This amount will be amortized out of accumulated other comprehensive loss over the remaining lives of the underlying securities as an adjustment of the yield on those securities.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of provision for) credit losses expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Discussion and Analysis of Results of Operations for the Years Ended December 31, 2023 and 2022

A discussion regarding our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found under “Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at investors.gnty.com.

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

Net interest income, before the provision for credit losses, was $97.0 million for the year ended December 31, 2023 compared to $107.8 million for the year ended December 31, 2022, a decrease of $10.8 million, or 10.1%. The decrease in net interest income before the provision for credit losses resulted primarily from a $44.1 million, or 286.9%, increase in interest expense compared to a $33.3 million increase in interest income during the year ended December 31, 2023.

The $44.1 million increase in interest expense for the year ended December 31, 2023 was primarily related to an increase in the cost of interest-bearing deposits of 207 basis points together with a $28.5 million, or 1.7%, increase in average interest-bearing deposits over the same period in 2022. Interest expense was also affected by a 224 basis point increase in the rate paid on our average outstanding FHLB advances and fed funds purchased, which increased $93.5 million, or 70.4%, compared to the year ended December 31, 2022. The average interest bearing deposit balance increase was primarily the result of depositors transferring funds into money market and certificate of deposit accounts to earn higher interest rates, while the increase in the average balance of FHLB advances was made to satisfy liquidity metrics during the year.

The $33.3 million increase in interest income for the year ended December 31, 2023 was primarily related to an increase in the yield on loans of 88 basis points, along with a $225.3 million increase in the average balance of loans in 2023 compared to 2022.

For the year ended December 31, 2023, net interest margin on a taxable equivalent basis and net interest spread were 3.15% and 2.13%, respectively, compared to 3.54% and 3.18% for the year ended December 31, 2022, which reflects a 215 basis point increase in the average rate on interest-bearing liabilities partially offset by a 110 basis point increase in the average yield on interest-earning assets from the prior year.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2023 and 2022, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,352,154	$136,086	5.79%	$2,126,810	$104,503	4.91%
Securities available for sale	182,277	5,159	2.83	287,764	5,808	2.02
Securities held to maturity	449,097	11,210	2.50	518,213	10,789	2.08
Nonmarketable equity securities	27,371	1,288	4.71	18,791	1,246	6.63
Interest-bearing deposits in other banks	51,507	2,749	5.34	121,609	863	0.71
Total interest-earning assets	3,062,406	156,492	5.11	3,073,187	123,209	4.01
Allowance for credit losses	(31,601)			(29,415)
Noninterest-earning assets	220,230			216,812
Total assets	$3,251,035			$3,260,584
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,698,758	$44,981	2.65%	$1,670,287	$9,753	0.58%
Advances from FHLB and fed funds purchased	226,214	11,626	5.14	132,764	3,855	2.90
Line of credit	4,168	363	8.71	—	34	—
Subordinated debt	47,873	2,143	4.48	46,977	1,722	3.67
Securities sold under agreements to repurchase	20,635	399	1.93	8,596	16	0.19
Total interest-bearing liabilities	1,997,648	59,512	2.98	1,858,624	15,380	0.83
Noninterest-bearing liabilities:
Noninterest-bearing deposits	924,945			1,082,513
Accrued interest and other liabilities	30,924			25,537
Total noninterest-bearing liabilities	955,869			1,108,050
Equity	297,518			293,910
Total liabilities and equity	$3,251,035			$3,260,584
Net interest rate spread(2)			2.13%			3.18%
Net interest income		$96,980			$107,829
Net interest margin(3)			3.17%			3.51%
Net interest margin, fully taxable equivalent(4)			3.15%			3.54%

(1) Includes average outstanding balances of loans held for sale of $1.2 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively.
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

	For the Year Ended December 31, 2023 vs. 2022
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$11,064	$20,519	$31,583
Securities available for sale	(2,131)	1,482	(649)
Securities held to maturity	(1,438)	1,859	421
Nonmarketable equity securities	569	(527)	42
Interest-earning deposits in other banks	(498)	2,384	1,886
Total increase in interest income	$7,566	$25,717	$33,283

Interest-bearing liabilities:
Interest-bearing deposits	$165	$35,063	$35,228
Advances from FHLB	2,710	5,061	7,771
Line of credit	329	—	329
Subordinated debt	33	388	421
Securities sold under agreements to repurchase	23	360	383
Total increase in interest expense	3,260	40,872	44,132
Increase (decrease) in net interest income	$4,306	$(15,155)	$(10,849)

	For the Year Ended December 31, 2022 vs. 2021
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$10,419	$1,587	$12,006
Securities available for sale	(1,315)	284	(1,031)
Securities held to maturity	9,022	(374)	8,648
Nonmarketable equity securities	645	(139)	506
Interest-earning deposits in other banks	(222)	752	530
Total increase (decrease) in interest income	$18,549	$2,110	$20,659

Interest-bearing liabilities:
Interest-bearing deposits	$241	$3,861	$4,102
Advances from FHLB and fed funds purchased	703	2,739	3,442
Line of credit	(216)	34	(182)
Subordinated debentures	959	63	1,022
Securities sold under agreements to repurchase	(5)	9	4
Total increase in interest expense	1,682	6,706	8,388
Increase in net interest income	$16,867	$(4,596)	$12,271

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

During the year ended December 31, 2023, we recorded no provision for credit losses, compared to a provision of $2.2 million in 2022. At the onset of the COVID pandemic in 2020, we established COVID-specific qualitative factors to estimate the potential impact of the pandemic to our loan portfolio as a whole, which led to a provision during 2020 of $13.2 million. As the economic, health and other impacts of the virus became more clear and cases began to decline, we reduced the COVID-specific qualitative factors during 2021 and fully unwound these specific factors during the first quarter of 2022, which resulted in a $1.25 million reverse provision during the first quarter of 2022, no provision in the second quarter of 2022 and a $650,000 reverse provision in the third quarter of 2022. During the fourth quarter of 2022, we recorded a $2.8 million provision to incorporate economic forecasts for an economic downturn and possible borrower stressors into our current expected credit loss model ("CECL") model. The factors that were adjusted in the fourth quarter of 2022 are still relevant, however certain minor adjustments were made in subsequent quarters to reflect current portfolio credit quality trends. As of December 31, 2023, our allowance for credit losses as a percentage of total loans was 1.33%.

As of December 31, 2023, there were $9.8 million in loan balances past due 30 or more days, which included $4.2 million in loan balances for nonperforming (nonaccrual) loans, compared to $14.1 million and 9.6 million, respectively, as of December 31, 2022. The decrease in nonperforming assets during the year ended December 31, 2023 compared to 2022 resulted primarily from the resolution of several nonperforming assets during the second quarter of 2023, four of which had outstanding principal balances of $6.7 million and were Small Business Administration (SBA) 7(a), partially guaranteed (75%) loans, acquired in the June 2018 acquisition of Westbound Bank. An additional nonperforming loan with an outstanding balance of $1.4 million was resolved in the second quarter of 2023 and paid off. Each of these nonperforming assets was resolved with minimal incurred losses. Total nonperforming (nonaccrual) loans were $5.6 million and $10.8 million as of December 31, 2023 and 2022, respectively.

Net charge-offs for the year ended December 31, 2023 totaled $1.1 million, compared to $609,000 in 2022. The increase in net charge-offs was primarily due to slight upward trends in smaller dollar loan and overdraft charge-offs, as well as a $373,000 charge-off of a C&I loan in the current year.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Year Ended December 31,
	2023	2022	2021
Commercial and industrial	0.15%	0.04%	0.10%
Real estate:
Commercial real estate	0.03%	—	0.13%
1-4 family residential	—	(0.01%)	—
Consumer	0.12%	0.48%	0.23%
Agricultural	0.01%	—	(0.05%)
Overdrafts	64.52%	55.85%	49.85%
Net charge-offs to total loans	0.04%	0.03%	0.08%

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

The following table presents components of noninterest income for the years ended December 31, 2023 and 2022 and the period-over-period variations in the categories of noninterest income:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	2023 vs. 2022
Noninterest income:
Service charges	$4,387	$4,288	$99
Net realized (loss) gain on securities transactions	(229)	172	(401)
Gain on sale of loans	1,201	2,435	(1,234)
Fiduciary and custodial income	2,529	2,498	31
Bank-owned life insurance income	941	842	99
Merchant and debit card fees	7,307	7,121	186
Loan processing fee income	520	761	(241)
Mortgage fee income	194	389	(195)
Other noninterest income	5,663	4,979	684
Total noninterest income	$22,513	$23,485	$(972)

Total noninterest income decreased $972,000, or 4.1%, for the year ended December 31, 2023 compared to 2022. Material changes in the components of noninterest income are discussed below.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit related services, and these fees typically constitute a significant and generally predictable component of our non-interest income. Service fee income was $4.4 million for the year ended December 31, 2023 compared to $4.3 million for the same period in 2022, an increase of $99,000, or 2.3%, resulting from growth in the number of DDAs and debit card usage volume during 2023. The total number of DDAs increased by 1,299 accounts, from 54,867 as of December 31, 2022 to 56,166 as of December 31, 2023.

Net Realized (Loss) Gain on Securities Transactions. We sell securities from time-to-time, which results in gains or losses being recognized in the income statement as noninterest income. During the years ended December 31, 2023 and 2022 we sold securities for a net loss of $229,000 and a net gain of $172,000, respectively.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 162 mortgage loans for $42.3 million during the year ended December 31, 2023 compared to 271 mortgage loans for $72.8 million for the year ended December 31, 2022, which is consistent with the industry wide decline in overall mortgage volumes attributable to increased mortgage loan rates during the year. Gain on sale of loans was $1.2 million for the year ended December 31, 2023, a decrease of $1.2 million, or 50.7%, compared to $2.4 million for the year ended December 31, 2022. $1.0 million and $162,000 of the gain in the current year was attributable to the sales of mortgage loans and SBA 7(a) loans, respectively, while the gain during the prior year consisted of $2.0 million in mortgage loan sales and $392,000 in SBA 7(a) loan sales.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income was $2.5 million for the years ended December 31, 2023 and 2022, which represented an increase of $31,000, or 1.2%. The increase in revenue resulted primarily from 44 new accounts that were opened in 2023, which have generated additional income. Furthermore, revenue for our services fluctuates by month with the market value for all publicly traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Bank-Owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $99,000, or 11.8%, for the year ended December 31, 2023, compared to 2022. The increase in income is primarily attributable to additional policies purchased on the lives of existing officers of the Company and higher crediting rates due to increases in interest rates.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. Debit card interchange income was $7.3 million for the year ended December 31, 2023, compared to $7.1 million for 2022, an increase of $186,000, or 2.6%. The increase was primarily due to growth in the number of DDAs and debit card usage volume during 2023. The total number of DDAs increased by 1,299 accounts, from 54,867 as of December 31, 2022 to 56,166 as of December 31, 2023.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $520,000 for the year ended December 31, 2023, compared to $761,000 for 2022, a decrease of $241,000, or 31.7%. The decrease in loan processing fee income is primarily attributable to a decrease in the volume of newly originated, renewed or extended loans during the period.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $195,000, or 50.1%, from December 31, 2022 was primarily due to a lower volume of mortgage purchases and refinances during 2023.

Other. This category includes a variety of other income producing activities, including loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $684,000, or 13.7%, for the year ended December 31, 2023, compared to 2022, resulting primarily from a one-time gain on the sale of nonmarketable correspondent bank stock of $2.8 million during the year ended December 31, 2023. This was partially offset by one-time net gains in 2022 of $894,000 for the sale of an airplane and $685,000 from the termination of three interest rate swaps, which were not present in 2023. Additionally, there was a decrease in warehouse lending fees of $251,000 due to the closure of the business line during 2023, and a $138,000 downward adjustment on the fair value of our SBA servicing assets in 2023.

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

For the year ended December 31, 2023, noninterest expense totaled $82.4 million, an increase of $2.4 million, or 3.1%, compared to $79.9 million for the year ended December 31, 2022. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	2023 vs. 2022
Employee compensation and benefits	$48,862	$47,477	$1,385
Non-staff expenses:
Occupancy expenses	11,301	11,129	172
Legal and professional fees	3,424	2,825	599
Software and technology	6,157	5,482	675
Amortization	602	724	(122)
Director and committee fees	778	836	(58)
Advertising and promotions	1,176	1,593	(417)
ATM and debit card expense	2,904	2,715	189
Telecommunication expense	707	750	(43)
FDIC insurance assessment fees	1,507	1,101	406
Other noninterest expense	4,936	5,275	(339)
Total noninterest expense	$82,354	$79,907	$2,447

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $48.9 million for the year ended December 31, 2023, an increase of $1.4 million, or 2.9%, compared to $47.5 million in 2022. Employee compensation and benefits expense increased due to higher salaries and employee benefits of $2.5 million, partially offset by a $1.4 million decrease in bonus expense due to lower net earnings during 2023 compared to 2022.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments other than FDIC insurance assessment fees, were $3.4 million and $2.8 million for the years ended December 31, 2023 and 2022, respectively, an increase of $599,000, or 21.2%. The increase resulted primarily from increased audit and legal fees during 2023, as well as recruiting fees paid to acquire new talent.

Software and Technology. Software and technology expenses increased $675,000, or 12.3%, from $5.5 million for the year ended December 31, 2022 to $6.2 million for the year ended December 31, 2023. The increase is attributable primarily to new software investments to enhance automation and efficiencies, digital banking initiatives, cybersecurity monitoring and tools, and other technology capabilities. We also moved to a higher asset tier for billing related to our core processing system, which resulted in higher expense paid during the year ended December 31, 2023.

Amortization. Amortization costs include amortization of software and core deposit premiums. Amortization costs were $602,000 for the year ended December 31, 2023, a decrease of $122,000, or 16.9%, compared to $724,000 in 2022. The decrease in amortization expense during 2023 was due to a $110,000 decrease in amortization expense on core deposit intangibles associated with previously acquired deposits being fully amortized and a $12,000 decrease in software amortization.

Advertising and Promotions. Advertising and promotion-related expenses were $1.2 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $417,000, or 26.2%. The decrease was primarily due to decreased advertising and vendor costs in the current period compared to the same period in the prior year.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $2.9 million for the year ended December 31, 2023, an increase of $189,000, or 7.0%, compared to $2.7 million for the same period in 2022 as a result of increased ATM and debit card usage by our customers.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $1.5 million for the year ended December 31, 2023, an increase of $406,000, or 36.9%, compared to $1.1 million for the same period in 2022. The increase was primarily due to an increase in the insurance assessment rate resulting from changes in certain financial ratios used in the calculation and an overall increase in our assessment base, which is calculated as average total assets less average tangible equity.

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

For the year ended December 31, 2023 and 2022, income tax expense totaled $7.1 million and $8.8 million, respectively. The $1.7 million decrease in income tax expense was primarily due to a decrease in net earnings before taxes of $12.1 million. Our effective tax rates for the years ended December 31, 2023 and 2022 were 19.20% and 17.93%, respectively.

Discussion and Analysis of Financial Condition as of December 31, 2023

Assets

Our total assets decreased $166.7 million, or 5.0%, from $3.35 billion as of December 31, 2022 to $3.18 billion as of December 31, 2023. Our decline was primarily due to a $97.5 million decrease in total investment securities, and a decrease in gross loans of $55.6 million. Additionally, our cash and cash equivalents decreased $16.9 million.

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

As of December 31, 2023, total gross loans held for investment were $2.32 billion, a decrease of $55.6 million, or 2.3%, from the December 31, 2022 balance of $2.38 billion. In addition to these amounts, $976,000 and $3.2 million in loans were classified as held for sale as of December 31, 2023 and 2022, respectively. The decrease in loans resulted from lower demand as a result of higher interest rates and from more conservative underwriting due to several macro-economic factors, including impacts of interest rate increases on debt service coverage and declines in values of commercial real estate, among others.

Total loans, excluding those held for sale, as a percentage of deposits, were 88.2% and 88.7% as of December 31, 2023 and 2022, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 72.9% and 71.0% as of December 31, 2023 and 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2023		2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$287,565	12.38%	$314,067	13.21%	$324,289	17.00%
Real estate:
Construction and development	296,639	12.77%	377,135	15.86%	307,797	16.13%
Commercial real estate	923,195	39.74%	887,587	37.32%	622,842	32.64%
Farmland	186,295	8.02%	185,817	7.81%	145,501	7.63%
1-4 family residential	514,603	22.16%	493,061	20.73%	410,673	21.52%
Multi-family residential	44,292	1.91%	45,147	1.90%	30,971	1.62%
Consumer and overdrafts	57,302	2.47%	61,676	2.59%	51,328	2.69%
Agricultural	12,685	0.55%	13,686	0.58%	14,639	0.77%
Total loans held for investment	$2,322,576	100.00%	$2,378,176	100.00%	$1,908,040	100.00%
Total loans held for sale	$976		$3,156		$4,129

Commercial and Industrial. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees. Commercial and industrial loans decreased $26.5 million, or 8.4%, from $314.1 million as of December 31, 2022 to $287.6 million as of December 31, 2023. The decrease in the commercial and industrial portfolio was partially due to a $10.7 million decrease in our warehouse lending portfolio, which we unwound during 2023, as well as paydowns and payoffs during the year in the normal course of business.

Construction and Development. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Texas and are generally diverse in terms of type. Construction and development loans decreased $80.5 million, or 21.3%, to $296.6 million as of December 31, 2023 from $377.1 million as of December 31, 2022. The decrease resulted primarily from completion of construction projects that were started in 2021 or 2022 and fewer new construction projects approved and funded in the current year.

Commercial Real Estate. Commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located primarily within our markets and are generally diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single industry. Commercial real estate loans increased $35.6 million, or 4.0%, to $923.2 million as of December 31, 2023 from $887.6 million as of December 31, 2022. The increase in commercial real estate loans during the period was driven by organic growth and movement of construction projects into permanent financing.

Farmland. Farmland loans are comprised of loans used for agricultural purposes, and include land with a 1-4 family residential structure if the value of the land exceeds the value of the residence. These loans are subject to risk related to climate change, fluctuations in feed and cattle prices and changes in property values. Farmland loans increased $478,000, or 0.3%, to $186.3 million as of December 31, 2023 from $185.8 million as of December 31, 2022.

1-4 Family Residential. Our 1-4 family residential loan portfolio is comprised of loans secured by 1-4 family homes, which are both owner occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread across many individual borrowers compared to our other loan categories. Our 1-4 family residential loans increased $21.5 million, or 4.4%, to $514.6 million as of December 31, 2023 from $493.1 million as of December 31, 2022. This increase is due to normal fluctuations in residential loans, as well as the decision by some borrowers to forego long-term fixed rate secondary market loans and instead financing 1-4 family properties directly with our bank at more favorable shorter-term variable rate loans.

Other Loan Categories. Other categories of loans included in our loan portfolio include agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans and consumer loans. None of these categories of loans represents a significant portion of our total loan portfolio.

Contractual Loan Maturities. The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of December 31, 2023 are summarized in the following table:

	As of December 31, 2023
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$107,393	$116,695	$60,930	$2,547	$287,565
Real estate:
Construction and development	152,657	50,860	57,850	35,272	296,639
Commercial real estate	57,896	225,121	332,543	307,635	923,195
Farmland	32,022	66,939	43,561	43,773	186,295
1-4 family residential	31,795	34,016	186,632	262,160	514,603
Multi-family residential	1,399	20,846	16,967	5,080	44,292
Consumer	13,861	39,418	1,896	2,127	57,302
Agricultural	8,220	4,029	436	—	12,685
Total loans	$405,243	$557,924	$700,815	$658,594	$2,322,576
Amounts with fixed rates	$251,010	$423,484	$42,093	$35,395	$751,982
Amounts with adjustable rates	$154,233	$134,440	$658,722	$623,199	$1,570,594

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

Nonperforming assets as a percentage of total loans were 0.25% at December 31, 2023, compared to 0.46% at December 31, 2022. The Bank’s nonperforming assets consist primarily of nonaccrual loans. The decrease in nonperforming assets is primarily due to the resolution of several nonperforming assets during the second quarter, four of which had outstanding principal balances of $6.7 million and were Small Business Administration (SBA) 7(a), partially guaranteed (75%) loans, acquired in the June 2018 acquisition of Westbound Bank. An additional nonperforming loan with an outstanding balance of $1.4 million was resolved in the second quarter and paid off. Each of these nonperforming assets were resolved with minimal incurred losses.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
(dollars in thousands)	2023	2022	2021
Nonaccrual loans	$5,592	$10,848	$2,831
Accruing loans 90 or more days past due	—	—	—
Total nonperforming loans	5,592	10,848	2,831
Other real estate owned:
Residential real estate	—	38	—
Total other real estate owned	—	38	—
Repossessed assets owned	234	—	14
Total other assets owned	234	38	14
Total nonperforming assets	$5,826	$10,886	$2,845
Ratio of nonaccrual loans to total loans(1)	0.24%	0.46%	0.15%
Ratio of allowance for credit losses to nonaccrual loans	552.93%	294.75%	1074.99%
Ratio of nonperforming assets to total assets	0.18%	0.32%	0.09%

(1) Excludes loans held for sale of $976,000, $3.2 million and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents information regarding nonaccrual loans by category as of the dates indicated:

	As of December 31,
(dollars in thousands)	2023	2022	2021
Nonaccrual loans by category:
Commercial and industrial	$1,777	$115	$148
Real estate:
Construction and development	117	1,435	—
Commercial real estate	132	7,271	642
Farmland	164	109	298
1-4 family residential	2,793	1,691	1,535
Multi-family residential	—	—	—
Consumer	250	170	160
Agricultural	359	57	48
Total	$5,592	$10,848	$2,831

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

Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	December 31, 2023
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$283,202	$1,503	$1,083	$—	$—	$1,777	$287,565
Real estate:
Construction and development	296,266	—	256	—	—	117	296,639
Commercial real estate	892,563	7,333	23,167	—	—	132	923,195
Farmland	186,051	—	80	—	—	164	186,295
1-4 family residential	510,947	863	—	—	—	2,793	514,603
Multi-family residential	44,292	—	—	—	—	—	44,292
Consumer and overdrafts	57,015	37	—	—	—	250	57,302
Agricultural	12,301	—	25	—	—	359	12,685
Total	$2,282,637	$9,736	$24,611	$—	$—	$5,592	$2,322,576

	December 31, 2022
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$311,685	$1,369	$898	$—	$—	$115	$314,067
Real estate:
Construction and development	374,795	905	—	—	—	1,435	377,135
Commercial real estate	867,426	7,321	5,569	—	—	7,271	887,587
Farmland	185,615	—	93	—	—	109	185,817
1-4 family residential	491,171	199	—	—	—	1,691	493,061
Multi-family residential	45,147	—	—	—	—	—	45,147
Consumer and overdrafts	61,456	50	—	—	—	170	61,676
Agricultural	13,594	3	32	—	—	57	13,686
Total	$2,350,889	$9,847	$6,592	$—	$—	$10,848	$2,378,176

Allowance for Credit Losses

We maintain an allowance for credit losses (“ACL”) that represents management’s best estimate of the appropriate level of losses and risks inherent in our applicable financial assets under CECL. The amount of the allowance for credit losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. The determination of the amount of allowance involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to the financial statements for discussion regarding our ACL methodologies for loans held for investment and available for sale securities.

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, including changes in interest rates. Any impairment that is not credit related is recognized in other comprehensive (loss) income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of December 31, 2023, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the year ended December 31, 2023.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of December 31, 2023, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

In determining the ACL for loans held for investment, we primarily estimate losses on segments of loans with similar risk characteristics and where the potential loss can be identified and reasonably determined. For loans that do not share similar risk characteristics with our existing segments, they are evaluated individually for an ACL. Our portfolio is segmented by regulatory call report codes, with additional segments for SBA loans acquired from Westbound Bank, SBA loans originated by us and in prior years, SBA PPP loans. The segments are further disaggregated by internally assigned risk rating classifications. The balance of the ACL is determined using CECL, which considers historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and reasonable and supportable forecasts of the impact of future economic conditions on loan loss rates. Please see “Critical Accounting Policies - Allowance for Credit Losses.”

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

As of December 31, 2023, the allowance for credit losses totaled $30.9 million, or 1.33%, of total loans, excluding those held for sale. As of December 31, 2022, the allowance for credit losses totaled $32.0 million, or 1.34%, of total loans, excluding those held for sale. The slight decrease in the ACL of $1.1 million, or 3.3%, was primarily due to a decrease in the overall loan portfolio, which was offset by incorporation of economic forecasts for a minimal recession and potential debt-service stressors for certain segments into our CECL model throughout 2023.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Average loans outstanding(1)	$2,352,154	$2,126,810	$1,911,540
Gross loans outstanding at end of period(2)	$2,322,576	$2,378,176	$1,908,040
Allowance for credit losses at beginning of the period	31,974	30,433	33,619
Impact of adopting ASC 326	—	—	—
Provision for credit losses	—	2,150	(1,700)
Charge offs:
Commercial and industrial	473	192	411
Real Estate:
Commercial real estate	277	—	816
1-4 family residential	—	—	—
Consumer	139	322	151
Agriculture	3	—	—
Overdrafts	312	335	263
Total charge-offs	1,204	849	1,641
Recoveries:
Commercial and industrial	19	72	21
Real Estate:
Construction and development	—	—	1
Commercial real estate	—	1	30
1-4 family residential	—	30	—
Consumer	68	55	35
Agriculture	2	—	8
Overdrafts	61	82	60
Total recoveries	150	240	155
Net charge-offs	1,054	609	1,486
Allowance for credit losses at end of period	$30,920	$31,974	$30,433
Ratio of allowance to end of period loans(2)	1.33%	1.34%	1.59%
Ratio of net charge-offs to average loans(1)	0.04%	0.03%	0.08%

(1) Includes average outstanding balances of loans held for sale of $1.2 million, $2.4 million and $3.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2) Excludes loans held for sale of $976,000, $3.2 million and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We believe the successful execution of our expansion strategy through organic growth and strategic acquisitions is generally demonstrated by the upward trend in average loan balances from December 31, 2019 to December 31, 2023. Loan balances, excluding loans held for sale, increased from $1.71 billion as of December 31, 2019, to $2.32 billion as of December 31, 2023. Net charge-offs have been minimal, representing on average 0.03% of average loan balances during the same period. However, we also believe it is sometimes prudent to slow or decrease loan growth, as was the case in 2023, when economic and other uncertainties increase credit risk. End-of-year gross loan balances decreased from $2.4 billion as of December 31, 2022 to $2.3 billion as of December 31, 2023 and net charge-offs remained minimal at 0.04% of average loans balances during 2023.

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

	As of December 31,
	2023		2022		2021
(dollars in thousands)	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
Commercial and industrial	$3,719	12.03%	$4,382	13.70%	$3,600	11.83%
Real estate:
Construction and development	3,623	11.72%	4,889	15.29%	4,221	13.87%
Commercial real estate	12,257	39.64%	12,658	39.59%	13,765	45.23%
Farmland	2,231	7.22%	2,008	6.28%	1,698	5.58%
1-4 family residential	7,470	24.16%	6,617	20.69%	5,818	19.12%
Multi-family residential	521	1.68%	490	1.53%	396	1.30%
Total real estate	26,102	84.42%	26,662	83.38%	25,898	85.10%
Consumer and overdrafts	947	3.06%	781	2.44%	766	2.51%
Agricultural	152	0.49%	149	0.48%	169	0.56%
Total allowance for credit losses	$30,920	100.00%	$31,974	100.00%	$30,433	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2023, the carrying amount of our investment securities totaled $600.4 million, a decrease of $97.5 million, or 14.0%, compared to $697.9 million as of December 31, 2022. Investment securities represented 18.9% and 20.8% of total assets as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, securities available for sale totaled $196.2 million and securities held to maturity, totaled $404.2 million. As of December 31, 2022, securities available for sale totaled $188.9 million, and $509.0 million securities held to maturity. Held to maturity securities represented 67.3% and 72.9% of our investment portfolio as of December 31, 2023 and 2022, respectively.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive (loss) income in shareholders’ equity. As of December 31, 2023, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore the Company carried no ACL with respect to our securities portfolio at December 31, 2023.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and netted to an unrealized loss of $7.0 million at December 31, 2023. This amount will be amortized and accreted out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,292	$—	$1,066	$8,226
Treasury securities	69,432	—	1,038	68,394
Corporate bonds	29,882	—	3,077	26,805
Municipal securities	170,497	1,105	6,123	165,479
Mortgage-backed securities	284,291	1,014	30,726	254,579
Collateralized mortgage obligations	56,194	19	8,978	47,235
Total	$619,588	$2,138	$51,008	$570,718

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,141	$—	$1,259	$7,882
Treasury securities	133,735	—	2,921	130,814
Corporate bonds	29,964	—	2,177	27,787
Municipal securities	202,004	984	8,293	194,695
Mortgage-backed securities	278,589	1	30,264	248,326
Collateralized mortgage obligations	63,740	3	9,252	54,491
Total	$717,173	$988	$54,166	$663,995

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of December 31, 2023 and 2022, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

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

	As of December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,292	1.35%	$—	—	$—	—	$9,292	1.35%
Treasury securities	39,969	2.21%	29,463	2.92%	—	—	—	—	69,432	2.51%
Corporate bonds	1,980	3.31%	7,228	3.40%	17,597	4.00%	—	—	26,805	3.80%
Municipal securities	8,568	3.63%	43,517	2.90%	68,044	3.06%	50,550	3.17%	170,679	3.08%
Mortgage-backed securities	—	—	46,823	1.80%	187,027	2.87%	35,834	3.42%	269,684	2.76%
Collateralized mortgage obligations	1,577	2.89%	17,623	2.77%	30,595	1.48%	4,716	2.81%	54,511	2.10%
Total	$52,094	2.51%	$153,946	2.46%	$303,263	2.84%	$91,100	3.25%	$600,403	2.78%

	As of December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$—	—	$9,141	1.35%	$—	—	$9,141	1.35%
Treasury securities	64,798	1.46%	68,937	2.51%	—	—	—	—	133,735	2.00%
Corporate bonds	—	—	9,690	3.41%	18,097	4.00%	—	—	27,787	3.80%
Municipal securities	19,151	3.48%	46,087	3.18%	56,844	3.21%	80,240	3.44%	202,322	3.32%
Mortgage-backed securities	3,042	2.43%	80,292	1.91%	170,487	2.51%	9,213	1.93%	263,034	2.31%
Collateralized mortgage obligations	626	3.82%	25,772	2.79%	32,107	1.47%	3,411	1.09%	61,916	1.98%
Total	$87,617	1.95%	$230,778	2.49%	$286,676	2.57%	$92,864	3.15%	$697,935	2.54%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different from the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.19 years with an estimated effective duration of 4.09 years as of December 31, 2023.

As of December 31, 2023 and 2022, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

The average yield of our securities portfolio was 2.78% as of December 31, 2023, up from 2.54% as of December 31, 2022. The growth in average yield resulted primarily from increases in yields on mortgage-backed securities and treasury securities of 2.31% and 2.00% at December 31, 2022, respectively, to 2.76% and 2.51% at December 31, 2023, respectively. As of December 31, 2023, the fair value of available for sale and amortized cost of held to maturity mortgage-backed securities and municipal securities comprised 44.9% and 28.4% of the portfolio, respectively. As of December 31, 2022, mortgage-backed securities and municipal securities comprised 37.7% and 29.0% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average total deposits for the year ended December 31, 2023 were $2.62 billion, a decrease of $129.1 million, or 4.7%, compared to $2.75 billion for the year ended December 31, 2022. The average rate paid on total interest-bearing deposits was 2.65% and 0.58% for the years ended December 31, 2023 and 2022, respectively. The increase in average rates for 2023 was driven primarily by increases in market rates due to Federal Reserve interest rate hikes during 2022 and 2023.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,
	2023		2022
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
NOW and interest-bearing demand accounts	$260,297	1.05%	$364,941	0.47%
Savings accounts	134,409	0.75%	141,484	0.31%
Money market accounts	707,840	2.80%	831,833	0.61%
Certificates and other time deposits	596,212	3.59%	332,029	0.77%
Total interest-bearing deposits	1,698,758	2.65%	1,670,287	0.58%
Noninterest-bearing demand accounts	924,945	—	1,082,513	—
Total deposits	$2,623,703	1.71%	$2,752,800	0.35%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2023 and 2022 was 35.3% and 39.3%, respectively.

Total deposits as of December 31, 2023 were $2.63 billion, a decrease of $47.9 million, or 1.8%, compared to $2.68 billion as of December 31, 2022. We believe the majority of the deposit balance decrease was due to depositors using their excess cash for operating needs and to invest funds in other higher earning opportunities.

Noninterest-bearing deposits as of December 31, 2023 were $853.0 million compared to $1.05 billion as of December 31, 2022, a decrease of $199.2 million, or 18.9%. We believe the decrease was primarily the result of depositors moving funds from non-interest bearing accounts to other interest bearing alternatives.

Total interest-bearing deposits as of December 31, 2023 were $1.78 billion, compared to $1.63 billion as of December 31, 2022, an increase of $151.3 million, or 9.3%.

The aggregate amount of certificates and other time deposits in denominations of $250,000 or more as of December 31, 2023 and 2022 was $279.0 million and $130.0 million, respectively.

The following table sets forth the amount of uninsured certificates of deposit greater than $250,000 by time remaining until maturity as of December 31, 2023:

(dollars in thousands)	December 31, 2023
Under 3 months	$50,188
3 to 6 months	56,026
6 to 12 months	106,478
Over 12 months	9,988
Total	$222,680

Total deposits in denominations greater than $250,000 as of December 31, 2023, 2022 and 2021 were $1.29 billion, $1.49 billion, and $1.51 billion, respectively. Our estimated uninsured deposits, excluding public funds and bank-owned accounts, were $580.1 million, or 22.0% of total deposits, as of December 31, 2023.

Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in our primary market areas and their impact on interest paid on deposits, as well as the ongoing execution of our balance sheet management strategy. Cost of total deposits is calculated as total interest expense divided by average total deposits. Our cost of total deposits was 1.71%% and 0.35%% in 2023 and 2022, respectively. The increase in our cost of total deposits for 2023 was primarily due to increases in rates on interest-bearing deposits, which were 2.65% and 0.58% in 2023 and 2022, respectively, in addition to a decrease in the average balance of noninterest-bearing deposits of $157.6 million, or 14.6%,from $1.08 billion in 2022 to $924.9 million in 2023.

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2023 and 2022, total borrowing capacity of $939.8 million and $755.0 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within one year. As of December 31, 2023, approximately $1.96 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk. The following table presents our FHLB borrowings as of the dates indicated:

(dollars in thousands)	FHLB Advances
December 31, 2023
Amount outstanding at year-end	$140,000
Weighted average interest rate at year-end	5.36%
Maximum month-end balance during the year	$340,000
Average balance outstanding during the year	$226,123
Weighted average interest rate during the year	5.14%

December 31, 2022
Amount outstanding at year-end	$290,000
Weighted average interest rate at year-end	4.74%
Maximum month-end balance during the year	$290,000
Average balance outstanding during the year	$132,764
Weighted average interest rate during the year	2.89%

The following table presents our FHLB borrowings by maturity and weighted average rate as of December 31, 2023:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$130,000	5.43%
90 days to less than one year	10,000	4.38%
Total	$140,000	5.36%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2023 and 2022, $222.2 million and $227.6 million, respectively, were available under this arrangement. As of December 31, 2023 and 2022, approximately $290.7 million and $289.5 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of December 31, 2023 and 2022, no borrowings were outstanding under this arrangement.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2023. The line of credit bears interest at the prime rate (8.50% as of December 31, 2023) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2024. As of December 31, 2023, there was $4.5 million outstanding balance on the line of credit. As of December 31, 2022, there was no outstanding balance on this line of credit with the correspondent bank.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events, such as COVID-19. For the years ended December 31, 2023 and 2022, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2023 and 2022, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $55.0 million in federal funds. There were no funds under these lines of credit outstanding as of December 31, 2023 and 2022. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.25 billion for the year ended December 31, 2023 and $3.26 billion for the year ended December 31, 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Sources of Funds:
Deposits:
Noninterest-bearing	28.45%	33.20%
Interest-bearing	52.25%	51.23%
Advances from FHLB	6.96%	4.07%
Line of credit	0.13%	0.00%
Subordinated debt	1.47%	1.44%
Securities sold under agreements to repurchase	0.63%	0.26%
Accrued interest and other liabilities	0.96%	0.79%
Equity	9.15%	9.01%
Total	100.00%	100.00%

Uses of Funds:
Loans	71.38%	64.33%
Securities available for sale	5.61%	8.83%
Securities held to maturity	13.81%	15.89%
Nonmarketable equity securities	0.84%	0.58%
Federal funds sold	1.41%	3.26%
Interest-bearing deposits in other banks	0.18%	0.47%
Other noninterest-earning assets	6.77%	6.64%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	35.25%	39.32%
Average loans to average deposits	89.65%	77.26%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, increased $225.3 million, or 10.6%, for the year ended December 31, 2023 compared to 2022, while our average deposits decreased $129.1 million, or 4.7%, for the same time periods. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth or other uses.

As of December 31, 2023, we had $336.0 million in outstanding commitments to extend credit and $7.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had $474.7 million in outstanding commitments to extend credit and $8.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2023 and 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2023, we had cash and cash equivalents of $89.5 million, compared to $106.5 million as of December 31, 2022. The decrease was primarily due to the deployment of cash to secure funding for loans and investment securities, and to reduce FHLB borrowings.

Capital Resources

Total shareholders’ equity increased to $303.8 million as of December 31, 2023, compared to $295.6 million as of December 31, 2022, an increase of $8.3 million, or 2.8%. The increase from December 31, 2022 was due to net earnings attributable to Guaranty Bancshares, Inc. of $30.0 million, partially offset by $11.2 million in stock repurchases and $10.7 million in dividends paid during the year ended December 31, 2023.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See "Item 1. Business—Guaranty Bank & Trust, N.A.—Regulation and Supervision—Capital Adequacy Requirements” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2023 and 2022, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk-weighted assets)	$367,526	15.22%	$358,702	14.37%
Tier 1 capital (to risk-weighted assets)	302,757	12.53%	292,966	11.74%
Tier 1 capital (to average assets)	302,757	9.47%	292,966	8.77%
Common equity tier 1 capital (to risk-weighted assets)	295,540	12.24%	285,749	11.45%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$373,778	15.49%	$361,125	14.48%
Tier 1 capital (to risk weighted assets)	343,607	14.24%	329,933	13.23%
Tier 1 capital (to average assets)	343,607	10.78%	329,933	9.89%
Common equity tier 1 capital (to risk-weighted assets)	343,607	14.24%	329,933	13.23%

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

With certain exceptions, the amount of the principal and any accrued and unpaid interest on the debentures are subordinated in right of payment to the prior payment in full of all of our senior indebtedness. The terms of the debentures are such that they qualify as Tier 1 capital under the Federal Reserve’s regulatory capital guidelines applicable to bank holding companies. Interest on the Trust III Debentures is payable at a variable rate per annum, reset quarterly, equal to the then-current three month term Secured Overnight Financing Rate ("SOFR") plus 1.93%. Interest on the DCB Trust I Debentures is payable at a variable rate per annum, reset quarterly, equal to 3-month SOFR plus 2.06%. The interest is deferrable on a cumulative basis for up to five consecutive years following a suspension of dividend payments on all other capital stock. No principal payments are due until maturity for each of the debentures.

Both the DCB Trust I Debentures and the Trust III Debentures are redeemable, in whole or in part, at our option after at least 30, but not more than 60, days' notice, on any interest payment date, at a redemption price equal to 100% of the amount to be redeemed, plus accrued interest to the date of redemption.

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 Capital in the final five years prior to maturity), and is presented net of $432,000 in related unamortized issuance costs on the consolidated balance sheets.

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. Various portions of these debentures have matured since issuance and $4.0 million remains outstanding as of December 31, 2023. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2023 (other than non-time deposit obligations), which consist of future cash payments associated with our contractual obligations.

	As of December 31, 2023
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$646,978	$53,825	$4,380	$—	$705,183
Advances from FHLB	140,000	—	—	—	140,000
Subordinated debt	4,000	—	—	42,217	46,217
Operating leases	2,303	4,031	3,423	3,856	13,613
Total	$793,281	$57,856	$7,803	$46,073	$905,013

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of December 31, 2023 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of December 31, 2023
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$2,852	$3,793	$27	$864	$7,536
Commitments to extend credit	219,272	56,669	13,058	47,037	336,036
Total	$222,124	$60,462	$13,085	$47,901	$343,572

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of December 31, 2023, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of December 31, 2023.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of December 31, 2023.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Tangible Common Equity
Total shareholders’ equity attributable to Guaranty Bancshares, Inc.	$303,300	$294,984	$302,214
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(1,418)	(1,859)	(2,313)
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$269,722	$260,965	$267,741
Common shares outstanding(1)	11,540,644	11,941,672	12,122,717
Book value per common share	$26.28	$24.70	$24.93
Tangible book value per common share	$23.37	$21.85	$22.09

(1) Excludes the dilutive effect, if any, of 44,844, 112,638 and 146,576 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2023, 2022 and 2021, respectively.

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

The following table reconciles, as of the dates set forth below, total tangible common equity and total assets to tangible assets:

	As of December 31,
(dollars in thousands)	2023	2022	2021
Tangible Common Equity
Total shareholders’ equity attributable to Guaranty Bancshares, Inc.	$303,300	$294,984	$302,214
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(1,418)	(1,859)	(2,313)
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$269,722	$260,965	$267,741
Tangible Assets
Total assets	$3,184,791	$3,351,495	$3,086,070
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(1,418)	(1,859)	(2,313)
Total tangible assets	$3,151,213	$3,317,476	$3,051,597
Tangible Common Equity to Tangible Assets	8.56%	7.87%	8.77%

Core Earnings. The following table reconciles, as of and for the dates set forth below, net earnings, a GAAP measure, and net core earnings, a non-GAAP measure that excludes provisions for credit losses and income tax and net PPP income.

Net Core Earnings and Net Core Earnings per Common Share

(dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Net earnings attributable to Guaranty Bancshares, Inc.	$30,037	$40,447	$39,806	$27,402	$26,279
Adjustments:
Provision for (reversal of provision for) credit losses	—	2,150	(1,700)	13,200	1,250
Income tax provision	7,130	8,834	8,750	5,895	5,778
PPP loans, including fees	(21)	(1,277)	(7,822)	(6,270)	—
Net interest expense on PPP-related borrowings	—	—	—	34	—
Net core earnings attributable to Guaranty Bancshares, Inc.	$37,146	$50,154	$39,034	$40,261	$33,307

Weighted-average common shares outstanding, basic*	11,693,761	11,980,209	12,065,182	12,219,420	12,802,787
Earnings per common share, basic*	$2.57	$3.38	$3.30	$2.25	$2.05
Net core earnings attributable to Guaranty Bancshares, Inc. per common share, basic*	3.18	4.19	3.24	3.29	2.60

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	December 31, 2023		December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(2.31%)	(19.90%)	0.43%	(18.35%)
+200	(1.64%)	(12.07%)	0.17%	(10.87%)
+100	(1.13%)	(5.77%)	(0.21%)	(5.17%)
Base	—	—	—	—
-100	(0.57%)	2.67%	0.34%	1.48%
-200	0.07%	3.13%	4.16%	(0.70%)

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Whitley Penn LLP, Plano, Texas, (U.S. PCAOB Auditor Firm I.D.: 726), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Guaranty Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Guaranty Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company of December 31, 2023 and 2022, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Whitley Penn LLP

Plano, Texas

March 14, 2024

ITEM 9B. OTHER INFORMATION.

(a) Not applicable.

(b) During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 15, 2024, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 15, 2024, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item related to security ownership of certain beneficial owners and management is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 15, 2024, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 15, 2024, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 15, 2024, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

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
•
Report of Independent Registered Public Accounting Firm;
•
Consolidated Balance Sheets as of December 31, 2023 and 2022;
•
Consolidated Statements of Earnings for the Years Ended December 31, 2023, 2022 and 2021;

•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021;
•
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2023, 2022 and 2021;
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021;
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

10.16

Renewal Revolving Promissory Note, dated March 31, 2023, by Guaranty Bancshares, Inc. payable to Frost Bank in the original principal amount of $25,000,000 (incorporated by reference to Exhibit 10.2 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2023).

10.17

Loan Agreement, dated March 31, 2017, by and between Guaranty Bancshares, Inc. and Frost Bank, as amended (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2023).

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

10.20†

Employment Agreement, dated as of March 15, 2019, by and between Charles A. Cowell and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.3 to Guaranty Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2023).

10.21†

Employment Agreement, dated as of September 21, 2020, by and between Harold E. Lower, II, and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.4 to Guaranty Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2023).

10.22†

Employment Agreement, dated as of May 20, 2020, by and between Shalene Jacobson and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares Inc.’s Current Report on Form 8-K filed with the SEC on January 2, 2024).

10.23†

Executive Deferred Contribution Plan adopted effective January 1, 2022 (incorporated by reference to Exhibit 10.5 to Guaranty Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2023).

21.1	List of Subsidiaries of Guaranty Bancshares, Inc.*
23.1	Consent of Whitley Penn LLP*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Guaranty Bancshares, Inc. Clawback Policy adopted October 2, 2023.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Date: March 14, 2024	GUARANTY BANCSHARES, INC.

	By:	/s/ Tyson T. Abston
	Name:	Tyson T. Abston
	Title:	Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tyson T. Abston	Chairman and Chief Executive Officer	3/14/2024
Tyson T. Abston	(Principal Executive Officer)

/s/ Shalene A. Jacobson	Executive Vice President and Chief Financial Officer	3/14/2024
Shalene A. Jacobson	(Principal Financial and Accounting Officer)

/s/ Kirk L. Lee	President	3/14/2024
Kirk L. Lee

/s/ Richard W. Baker	Director	3/14/2024
Richard W. Baker

/s/ Jeffrey W. Brown	Director	3/14/2024
Jeffrey W. Brown

/s/ James S. Bunch	Director	3/14/2024
James S. Bunch

/s/ Sondra Cunningham	Director	3/14/2024
Sondra Cunningham

/s/ Bradley K. Drake	Director	3/14/2024
Bradley K. Drake

/s/ Christopher B. Elliott	Director	3/14/2024
Christopher B. Elliott

/s/ Carl Johnson, Jr.	Director	3/14/2024
Carl Johnson, Jr.

/s/ James M. Nolan, Jr.	Director	3/14/2024
James M. Nolan, Jr.

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Guaranty Bancshares, Inc. as of December 31, 2023 and 2022 and for each of the three years ending December 31, 2023, 2022 and 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Guaranty Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2024 expressed an unqualified opinion.

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

Allowance for Credit Losses for Loans – Qualitative Factors

Description of the Matter

As described in Notes 1 and 3 to the consolidated financial statements, the Company accounts for credit losses under Accounting Standards Codification ("ASC") 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2023, the balance of the allowance for credit losses on loans was approximately $31 million. The Company’s allowance for credit losses represents management’s best estimate of expected losses in the loan portfolio. Estimates of expected credit losses for loans are based on reasonable and supportable forecasts of future economic conditions, historical loss experience and qualitative factors.

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

Plano, Texas

March 14, 2024

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

	2023	2022
ASSETS
Cash and due from banks	$47,744	$52,390
Federal funds sold	36,575	47,275
Interest-bearing deposits	5,205	6,802
Total cash and cash equivalents	89,524	106,467
Securities available for sale	196,195	188,927
Securities held to maturity	404,208	509,008
Loans held for sale	976	3,156
Loans, net of allowance for credit losses of $30,920 and $31,974, respectively	2,290,881	2,344,245
Accrued interest receivable	13,143	11,555
Premises and equipment, net	57,018	54,291
Other real estate owned	—	38
Cash surrender value of life insurance	42,348	38,404
Core deposit intangible, net	1,418	1,859
Goodwill	32,160	32,160
Other assets	56,920	61,385
Total assets	$3,184,791	$3,351,495
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$852,957	$1,052,144
Interest-bearing	1,780,289	1,629,010
Total deposits	2,633,246	2,681,154
Securities sold under agreements to repurchase	25,172	7,221
Accrued interest and other liabilities	32,242	28,409
Line of credit	4,500	—
Federal Home Loan Bank advances	140,000	290,000
Subordinated debt, net	45,785	49,153
Total liabilities	2,880,945	3,055,937
Commitments and contingencies (see Note 15)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,242,328 and 14,208,558 shares issued, and 11,540,644 and 11,941,672 shares outstanding, respectively	14,242	14,209
Additional paid-in capital	228,986	227,727
Retained earnings	156,878	137,565
Treasury stock, 2,701,684 and 2,266,886 shares, respectively, at cost	(71,484)	(60,257)
Accumulated other comprehensive loss	(25,322)	(24,260)
Equity attributable to Guaranty Bancshares, Inc.	303,300	294,984
Noncontrolling interest	546	574
Total equity	303,846	295,558
Total liabilities and equity	$3,184,791	$3,351,495

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share data)

	2023	2022	2021
Interest income
Loans, including fees	$136,086	$104,503	$92,497
Securities
Taxable	11,580	11,466	4,762
Nontaxable	4,789	5,131	4,218
Nonmarketable equity securities	1,288	1,246	740
Federal funds sold and interest-bearing deposits	2,749	863	333
Total interest income	156,492	123,209	102,550

Interest expense
Deposits	44,981	9,753	5,651
FHLB advances and federal funds purchased	11,626	3,855	413
Subordinated debt	2,143	1,722	700
Other borrowed money	762	50	228
Total interest expense	59,512	15,380	6,992

Net interest income	96,980	107,829	95,558
Provision for (reversal of provision for) credit losses	—	2,150	(1,700)
Net interest income after reversal of provision for credit losses	96,980	105,679	97,258

Noninterest income
Service charges	4,387	4,288	3,772
Net realized (loss) gain on sales of securities available for sale	(229)	172	—
Net realized gain on sale of loans	1,201	2,435	5,528
Merchant and debit card fees	7,307	7,121	6,717
Other income	9,847	9,469	8,559
Total noninterest income	22,513	23,485	24,576

Noninterest expense
Employee compensation and benefits	48,862	47,477	42,345
Occupancy expenses	11,301	11,129	10,944
Other expenses	22,191	21,301	19,989
Total noninterest expense	82,354	79,907	73,278

Income before income taxes	37,139	49,257	48,556
Income tax provision	7,130	8,834	8,750
Net earnings	$30,009	$40,423	$39,806
Net loss attributable to noncontrolling interest	28	24	—
Net earnings attributable to Guaranty Bancshares, Inc.	$30,037	$40,447	$39,806
Basic earnings per share	$2.57	$3.38	$3.30
Diluted earnings per share	$2.56	$3.34	$3.26

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
Net earnings	$30,009	$40,423	$39,806
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period, net of tax	(139)	(12,750)	(15,673)
Reclassification adjustment for net losses (gains) included in net earnings, net of tax	181	(136)	—
Unrealized losses on available for sale securities transferred to held to maturity, net of tax and amortization	(1,104)	(17,491)	11,010
Unrealized losses on securities, net of tax	(1,062)	(30,377)	(4,663)

Unrealized (losses) gains on interest rate swaps:
Unrealized holding gains arising during the period	—	497	873
Reclassification of realized (gains) losses on interest rate swap termination from accumulated other comprehensive loss	—	(685)	466
Unrealized (losses) gains on interest rate swaps	—	(188)	1,339

Total other comprehensive loss	(1,062)	(30,565)	(3,324)

Comprehensive income	28,947	9,858	36,482
Less comprehensive loss attributable to noncontrolling interest	28	24	—
Comprehensive income attributable to Guaranty Bancshares, Inc.	$28,975	$9,882	$36,482
See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share amounts)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$—	$12,952	$188,032	$113,449	$(51,419)	$9,629	$—	$272,643
Net earnings	—	—	—	39,806	—	—	—	39,806
Other comprehensive income	—	—	—	—	—	(3,324)	—	(3,324)
10% stock dividend	—	1,094	34,853	(35,947)	—	—	—	—
Exercise of stock options	—	90	1,929	—	—	—	—	2,019
Restricted stock grants	—	3	(3)	—	—	—	—	—
Stock based compensation	—	—	733	—	—	—	—	733
Cash dividends:
Common - $0.80 per share	—	—	—	(9,663)	—	—	—	(9,663)
Balance at December 31, 2021	—	14,139	225,544	107,645	(51,419)	6,305	—	302,214
Net earnings	—	—	—	40,447	—	—	(24)	40,423
Other comprehensive loss	—	—	—	—	—	(30,565)	—	(30,565)
Contributions from noncontrolling interest	—	—	—	—	—	—	598	598
Exercise of stock options	—	70	1,495	—	—	—	—	1,565
Purchase of treasury stock	—	—	—	—	(8,838)	—	—	(8,838)
Stock based compensation	—	—	688	—	—	—	—	688
Cash dividends:
Common - $0.88 per share	—	—	—	(10,527)	—	—	—	(10,527)
Balance at December 31, 2022	—	14,209	227,727	137,565	(60,257)	(24,260)	574	295,558
Net earnings	—	—	—	30,037	—	—	(28)	30,009
Other comprehensive loss	—	—	—	—	—	(1,062)	—	(1,062)
Exercise of stock options	—	29	669	—	—	—	—	698
Purchase of treasury stock	—	—	—	—	(11,227)	—	—	(11,227)
Restricted stock grants	—	4	(4)	—	—	—	—	—
Stock based compensation	—	—	594	—	—	—	—	594
Cash dividends:
Common - $0.92 per share	—	—	—	(10,724)	—	—	—	(10,724)
Balance at December 31, 2023	$—	$14,242	$228,986	$156,878	$(71,484)	$(25,322)	$546	$303,846

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
Cash flows from operating activities
Net earnings	$30,009	$40,423	$39,806
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,042	4,211	4,358
Amortization	734	724	1,154
Deferred taxes	346	(1,157)	(143)
Premium amortization, net of discount accretion	2,070	4,919	4,368
Net realized loss (gain) on sales of securities available for sale	229	(172)	—
Gain on sale of loans	(1,201)	(2,435)	(5,528)
Provision for (reversal of) credit losses	—	2,150	(1,700)
Origination of loans held for sale	(39,066)	(73,292)	(118,500)
Proceeds from loans held for sale	42,447	76,700	125,441
Write-down of other real estate and repossessed assets	—	19	6
Net gain on sale of premises, equipment, other real estate owned and other assets	(2,943)	(925)	(23)
Stock based compensation	594	688	733
Gain on BOLI death benefits	—	—	(277)
Net change in accrued interest receivable and other assets	(1,860)	(14,446)	(8,565)
Net change in accrued interest payable and other liabilities	3,806	1,439	2,414
Net cash provided by operating activities	$39,207	$38,846	$43,544

Cash flows from investing activities
Securities available for sale:
Purchases	$(1,671,050)	$(641,739)	$(1,223,595)
Proceeds from sales	21,268	26,130	—
Proceeds from maturities and principal repayments	1,641,283	628,160	1,079,462
Securities held to maturity:
Purchases	—	(457,452)	(15,057)
Proceeds from maturities and principal repayments	102,681	234,150	890
Net repayments (originations) of loans	53,072	(470,389)	(43,148)
Purchases of premises and equipment	(6,779)	(5,684)	(2,896)
Proceeds from BOLI death benefit	—	—	464
Proceeds from sale of premises, equipment, other real estate owned and other assets	3,558	1,860	1,202
Net cash provided by (used in) investing activities	$144,033	$(684,964)	$(202,678)

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
Cash flows from financing activities
Net change in deposits	$(47,908)	$10,664	$384,437
Net change in securities sold under agreements to repurchase	17,951	(6,930)	(1,480)
Proceeds from FHLB advances	3,275,000	1,135,000	160,000
Repayment of FHLB advances	(3,425,000)	(892,500)	(221,601)
Proceeds from line of credit	17,500	1,000	10,000
Repayment of line of credit	(13,000)	(6,000)	(17,000)
Proceeds from issuance of subordinated debt	—	34,436	—
Repayments of debentures	(3,500)	(5,093)	—
Purchase of treasury stock	(11,227)	(8,838)	—
Exercise of stock options	698	1,565	2,019
Cash dividends paid	(10,697)	(10,324)	(9,427)
Net cash (used in) provided by financing activities	$(200,183)	$252,980	$306,948
Net change in cash and cash equivalents	(16,943)	(393,138)	147,814
Cash and cash equivalents at beginning of period	106,467	499,605	351,791
Cash and cash equivalents at end of period	$89,524	$106,467	$499,605

Supplemental disclosures of cash flow information
Interest paid	$56,588	$13,513	$7,315
Income taxes paid	7,580	9,940	9,650

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,654	$2,627	$2,424
Lease right of use assets obtained in exchange for lease liabilities	1,695	337	1,085
Available for sale securities transferred to held to maturity, net of unrealized loss of $13,186 for 2022 and net of unrealized gain of $10,235 for 2021.	—	106,157	172,292
Transfer of loans to other real estate owned and repossessed assets	292	70	509
Contributions from noncontrolling interest	—	574	—
Stock dividend	—	—	35,947

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

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual future results could differ.

Cash and Cash Equivalents: Cash and cash equivalents include cash, due from banks, interest-bearing deposits with other banks that have initial maturities less than 90 days and federal funds sold. Net cash flows are reported for loan and deposit transactions, and short-term borrowings with initial maturities less than 90 days.

Marketable Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive loss. Management determines the appropriate classification of securities at the time of purchase or transfer. Interest income includes amortization and accretion of purchase premiums and discounts. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities that are in an unrealized loss position for credit-related factors, in order to determine if an allowance for credit losses is required. This evaluation is performed on at least a quarterly basis, and more frequently when

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, an available for sale security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, any previous allowance for credit loss is written off and the amortized cost basis of the securities is written down to fair value, through earnings. For debt securities that do not meet the aforementioned criteria, management will determine if the decline in fair value has resulted from a credit loss or other factors and apply the following: 1) recognize an allowance for credit loss by a charge to earnings for the credit-related component of the decline in fair value (subject to a floor of the excess of the amortized cost over fair value) and 2) recognize the noncredit-related component of the fair value decline, if any, in other comprehensive loss. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. To the extent that expected cash flows improve, the standard permits reversal of allowance amounts in the current period earnings.

Nonmarketable Securities: Other securities, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank are accounted for on the cost basis and are carried in other assets. Stock in Valesco Commerce Street Capital, L.P., Valesco Fund II, L.P., Valesco Fund III, L.P., Independent Bankers Capital Fund III, L.P., Independent Bankers Capital Fund IV, L.P., Lightspring Capital I, L.P., Pharos Capital Partners IV-A, L.P., Bluehenge Capital SBIC II, L.P., JAM FINTOP Blockchain, L.P., JAM FINTOP Frontier Fund, L.P., Castle Creek Launchpad Fund I, and Austin Housing Conservancy Fund are accounted for on the cost basis in other assets.

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

Due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. On March 16, 2020, the Federal Open Market Committee ("FOMC") reduced the target federal funds rate range to 0.00% to 0.25%, at which it remained until March 2022, when the FOMC began to rapidly increase market interest rates in response to high levels of inflation that arose in the U.S. economy. From March 2022 through July 31, 2023, the FOMC increased market rates from 0.00% to a target range of 5.25% to 5.50%. These rapid increases in interest rates, the impact of future rate increases or decreases, high levels of inflation and other lingering effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations, as well as business and consumer confidence. Economic uncertainties remain which can negatively impact net interest income and

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

noninterest income.

Allowance for Credit Losses:

Held to Maturity Debt Securities

The allowance for credit losses on held to maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held to maturity securities to present management's best estimate of the net amount expected to be collected. Held to maturity securities are charged-off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. As of December 31, 2023 and 2022, our held to maturity securities consisted of U.S. government agencies, treasury securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss as of December 31, 2023 and 2022. Management has made the accounting policy election to exclude accrued interest receivable on held to maturity securities from the estimate of credit losses.

Available for Sale Debt Securities

For available for sale debt securities in an unrealized loss position, the Company first assesses whether or not it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the securities amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected are less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive loss.

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

The allowance for credit losses is measured on a collective (pool or segment) basis when similar risk characteristics exist. Our loan portfolio segments include both regulatory call report codes and by internally identified risk ratings for our commercial loan segments and by delinquency status for our consumer loan segments. We also have separately identified internally originated SBA loans and SBA loans acquired from Westbound Bank in 2018 for inherent risk analysis. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

Mortgage Warehouse:

The mortgage warehouse portfolio, which was discontinued as a product line in May 2023, includes loans in which we purchase mortgage loan ownership interests from unaffiliated mortgage originators that are generally held by us for a period of less than 30-days, typically 5-10 days before they are sold to an approved investor. These loans are consistently underwritten based on standards established by the approved investor. Risks inherent in this portfolio include borrower or mortgage originator fraud.

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

From time to time, we modify the terms of loans for borrowers experiencing financial difficulties. These modifications may include adjustments such as a lower interest rate, a reduction of principal, or a longer term to maturity. Such modifications are evaluated under FASB's ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for troubled debt restructurings ("TDRs") by creditors in ASC 310-40. We assess each loan experiencing financial difficulties on a case-by-case basis to determine the appropriate method for allocating an allowance for credit losses. This determination considers factors such

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

as the loan's specific situation, its collateral, and the borrower's prospects for recovery. In some cases, the loan may be grouped with similar loans for allowance consideration, while in others, an individual assessment may be necessary. The allowance for credit loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.

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

Impairment is tested for annually or when a triggering event occurs, and exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At the measurement date, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Core deposit intangibles represent premiums paid on acquired deposits based on the estimated fair value of the deposits at the time of purchase. These premiums are amortized over a ten year period. Impairment is tested for annually, and exists when there is significant runoff of these deposits. Management has concluded that there is no impairment to the Company's core deposit intangibles.

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

Derivative Financial Instruments: The Company accounts for its derivatives under ASC 815, “Derivatives and Hedging,” which requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive loss and/or current earnings, as appropriate. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period operations. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive loss and subsequently reclassified to operations in the same period(s) that the hedged transaction impacts operations. For free-standing derivative instruments, changes in fair value are reported in current period operations.

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

Restrictions on Cash: The Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2023 and 2022. Deposits held with the Federal Reserve Bank earn interest.

Stock Compensation: In accordance with ASC 718, “Stock Compensation,” the Company uses the fair value method of accounting for share-based compensation prescribed by the standard. The fair value of options granted is determined using the Black-Scholes option valuation model.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Nonvested restricted stock awards and options are forfeited upon termination, and vested options are subject to a 90-day grace period prior to forfeiture.

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. All outstanding nonvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are presented as if all stock splits and stock dividends were effective from the earliest period presented through the date of issuance of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses on securities available for sale, unrealized gains and losses on securities transferred from available for sale to held to maturity and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

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
•
Other noninterest income. Other noninterest income includes among other things, mortgage loan origination fees, wire transfer fees, stop payment fees and loan administration fees. The majority of these fees in other noninterest income are not subject to the requirements of Topic 606. Fees that are within the scope of Topic 606 are generally received and recognized as revenue at the time the performance obligations are met.

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

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of December 31, 2023 and 2022 and the corresponding amounts of gross unrealized gains and losses:

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,882	$—	$3,077	$26,805
Municipal securities	2,322	182	—	2,504
Mortgage-backed securities	164,419	1,014	15,621	149,812
Collateralized mortgage obligations	18,757	19	1,702	17,074
Total available for sale	$215,380	$1,215	$20,400	$196,195

Held to maturity:
U.S. government agencies	$9,292	$—	$1,066	$8,226
Treasury securities	69,432	—	1,038	68,394
Municipal securities	168,175	923	6,123	162,975
Mortgage-backed securities	119,872	—	15,105	104,767
Collateralized mortgage obligations	37,437	—	7,276	30,161
Total held to maturity	$404,208	$923	$30,608	$374,523

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,964	$—	$2,177	$27,787
Municipal securities	10,324	326	8	10,642
Mortgage-backed securities	145,896	1	15,556	130,341
Collateralized mortgage obligations	21,981	3	1,827	20,157
Total available for sale	$208,165	$330	$19,568	$188,927

Held to maturity:
U.S. government agencies	$9,141	$—	$1,259	$7,882
Treasury securities	133,735	—	2,921	130,814
Municipal securities	191,680	658	8,285	184,053
Mortgage-backed securities	132,693	—	14,708	117,985
Collateralized mortgage obligations	41,759	—	7,425	34,334
Total held to maturity	$509,008	$658	$34,598	$475,068

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in accumulated other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

accreted over the remaining life of the security. During the second quarter of 2022, we transferred $106,157 of securities from available for sale to held to maturity, which included a net unrealized loss on the date of transfer of $13,186. During the third quarter of 2021, we transferred $172,292 of securities from available for sale to held to maturity, which included a net unrealized gain on the date of transfer of $10,235. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and they netted to an unrealized loss of $6,964 at December 31, 2023 compared to an unrealized gain of $5,860 at December 31, 2022. This amount will continue to be amortized and accreted out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of December 31, 2023 or 2022.

Information pertaining to available for sale securities with gross unrealized losses as of December 31, 2023 and 2022, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2023	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$(3,077)	$26,805	$(3,077)	$26,805
Mortgage-backed securities	(742)	13,308	(14,879)	101,889	(15,621)	115,197
Collateralized mortgage obligations	—	—	(1,702)	13,976	(1,702)	13,976
Total available for sale	$(742)	$13,308	$(19,658)	$142,670	$(20,400)	$155,978

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2022	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$(1,518)	$20,323	$(659)	$7,464	$(2,177)	$27,787
Municipal securities	(8)	1,659	—	—	(8)	1,659
Mortgage-backed securities	(6,150)	74,146	(9,406)	55,826	(15,556)	129,972
Collateralized mortgage obligations	(908)	16,575	(919)	3,411	(1,827)	19,986
Total available for sale	$(8,584)	$112,703	$(10,984)	$66,701	$(19,568)	$179,404

There were 233 investments in an unrealized loss position at December 31, 2023, of which 74 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses as of December 31, 2023. The available for sale securities in a loss position were composed of corporate bonds, collateralized mortgage obligations and mortgage-backed securities as of December 31, 2023, along with municipal securities as of December 31, 2022. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, the Company has determined that a decline in fair value is mainly attributable to rate, and not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of December 31, 2023 and 2022 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under the current expected credit loss model ("CECL"). As of December 31, 2023 and 2022, our held to maturity securities consisted of U.S. government agencies, municipal securities, treasury securities, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the government National Mortgage Association. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, no allowance for credit losses has been recorded for these securities.

As of December 31, 2023, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity. As of December 31, 2022, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

There were no held to maturity securities past due on interest or principal payments, and none that were on nonaccrual as of December 31, 2023.

Securities with fair values of approximately $317,112 and $396,584 at December 31, 2023 and 2022, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

Proceeds from the sales of available for sale securities and the associated gains and losses for the years ended December 31, 2023 and 2022 are listed below. There were no securities sold during the year ended December 31, 2021.

	2023	2022	2021
Proceeds from sales	$21,268	$26,130	$—
Gross gains	184	234	—
Gross losses	(413)	(62)	—

There were no held to maturity securities sold during the years ended December 31, 2023, 2022 or 2021.

The contractual maturities at December 31, 2023 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in securities that may have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
December 31, 2023	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$2,003	$1,979	$47,009	$46,674
Due after one year through five years	7,540	7,229	68,564	66,189
Due after five years through ten years	22,661	20,101	79,950	77,878
Due after ten years	—	—	51,376	48,854
Mortgage-backed securities	164,419	149,812	119,872	104,767
Collateralized mortgage obligations	18,757	17,074	37,437	30,161
Total securities	$215,380	$196,195	$404,208	$374,523

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	2023	2022
Commercial and industrial	$287,565	$314,067
Real estate:
Construction and development	296,639	377,135
Commercial real estate	923,195	887,587
Farmland	186,295	185,817
1-4 family residential	514,603	493,061
Multi-family residential	44,292	45,147
Consumer	57,059	61,394
Agricultural	12,685	13,686
Overdrafts	243	282
Total loans	2,322,576	2,378,176
Net of:
Deferred loan fees, net	(775)	(1,957)
Allowance for credit losses	(30,920)	(31,974)
Total net loans(1)	$2,290,881	$2,344,245

(1) Excludes accrued interest receivable on loans of $9.5 million and $7.6 million as of December 31, 2023 and 2022, respectively, which is presented separately on the consolidated balance sheets.

The Company has entered into transactions, at prevailing market rates and terms, with certain directors, executive officers, significant shareholders and their affiliates. Loans to such related parties at December 31, 2023 and 2022, totaled $63,551 and $72,539, respectively. Unfunded commitments to such related parties at December 31, 2023 totaled $30,716.

Loans to principal officers, directors, and their affiliates during the year ended December 31, 2023, was as follows:

December 31, 2023
Beginning balance	$72,539
New loans	42,661
Effect of changes in composition of related parties	(492)
Repayments	(51,157)
Ending balance	$63,551

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Allowance for Credit Losses

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected modification for borrower experiencing financial difficulty. The following tables present the activity in the ACL by class of loans for the years ended December 31, 2023, 2022 and 2021:

For the Year Ended December 31, 2023	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974
(Reversal of) provision for credit losses	(209)	(1,266)	(124)	223	853	31	238	4	250	—
Loans charged-off	(473)	—	(277)	—	—	—	(139)	(3)	(312)	(1,204)
Recoveries	19	—	—	—	—	—	68	2	61	150
Ending balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	$30,920

For the Year Ended December 31, 2022	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433
Provision for (reversal of) credit losses	902	668	(1,108)	310	769	94	283	(20)	252	2,150
Loans charged-off	(192)	—	—	—	—	—	(322)	—	(335)	(849)
Recoveries	72	—	1	—	30	—	55	—	82	240
Ending balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974

For the Year Ended December 31, 2021	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,033	$4,735	$15,780	$1,220	$6,313	$363	$929	$239	$7	33,619
Provision for (reversal of) credit losses	(43)	(515)	(1,229)	478	(495)	33	(51)	(78)	200	(1,700)
Loans charged-off	(411)	—	(816)	—	—	—	(151)	—	(263)	(1,641)
Recoveries	21	1	30	—	—	—	35	8	60	155
Ending balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	$30,433

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

During 2021, a reverse provision of $1,700 was recorded as a result of improvements that occurred to macroeconomic factors evaluated at the onset of the pandemic as well as risk rating upgrades for specific loans. During 2022, the remaining COVID-specific qualitative factors were removed. However, growth in the loan portfolio, as well as declines in economic outlooks during the year and an adjustment to qualitative factors for expected recession forecasts, resulted in a $2,150 provision expense for the year ended December 31, 2022. During 2023, certain minor adjustments were made to qualitative factors to incorporate changes in some economic and portfolio activities, however, we recorded no provision for credit losses during 2023.

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

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of December 31, 2023:

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$42,646	$72,376	$38,328	$12,864	$8,249	$12,524	$96,215	$283,202
Special mention	—	16	132	958	147	—	250	1,503
Substandard	—	190	—	370	370	153	—	1,083
Nonaccrual	—	129	1,528	7	—	79	34	1,777
Total commercial and industrial loans	$42,646	$72,711	$39,988	$14,199	$8,766	$12,756	$96,499	$287,565

Charge-offs	$(79)	$—	$(25)	$(41)	$(31)	$(4)	$(293)	$(473)
Recoveries	—	—	—	—	—	4	15	19
Current period net	$(79)	$—	$(25)	$(41)	$(31)	$—	$(278)	$(454)

Construction and development:
Pass	$86,641	$112,347	$62,548	$7,074	$5,915	$12,504	$9,237	$296,266
Special mention	—	—	—	—	—	—	—	—
Substandard	—	189	—	—	—	67	—	256
Nonaccrual	—	73	—	—	—	44	—	117
Total construction and development loans	$86,641	$112,609	$62,548	$7,074	$5,915	$12,615	$9,237	$296,639

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$46,655	$368,933	$149,536	$81,765	$54,100	$176,509	$15,065	$892,563
Special mention	—	7,000	—	—	—	333	—	7,333
Substandard	—	15,831	6,950	—	49	337	—	23,167
Nonaccrual	—	—	—	—	32	100	—	132
Total commercial real estate loans	$46,655	$391,764	$156,486	$81,765	$54,181	$177,279	$15,065	$923,195

Charge-offs	$(190)	$—	$—	$—	$—	$(87)	$—	$(277)
Recoveries	—	—	—	—	—	—	—	—
Current period net	$(190)	$—	$—	$—	$—	$(87)	$—	$(277)

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$25,009	$77,371	$46,817	$8,556	$5,599	$15,850	$6,849	$186,051
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	27	53	—	80
Nonaccrual	—	—	—	—	—	164	—	164
Total farmland loans	$25,009	$77,371	$46,817	$8,556	$5,626	$16,067	$6,849	$186,295

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$57,348	$143,992	$120,964	$42,535	$28,764	$95,198	$22,146	$510,947
Special mention	—	—	—	—	—	863	—	863
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	1,249	53	175	1,316	—	2,793
Total 1-4 family residential loans	$57,348	$143,992	$122,213	$42,588	$28,939	$97,377	$22,146	$514,603

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$1,984	$18,041	$16,496	$2,363	$3,862	$1,492	$54	$44,292
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$1,984	$18,041	$16,496	$2,363	$3,862	$1,492	$54	$44,292

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$26,161	$15,181	$5,840	$2,449	$589	$2,307	$4,488	$57,015
Special mention	6	26	5	—	—	—	—	37
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	19	52	75	25	42	37	—	250
Total consumer loans and overdrafts	$26,186	$15,259	$5,920	$2,474	$631	$2,344	$4,488	$57,302

Charge-offs	$(346)	$(38)	$(51)	$(11)	$(5)	$—	$—	$(451)
Recoveries	61	—	4	1	—	23	40	129
Current period net	$(285)	$(38)	$(47)	$(10)	$(5)	$23	$40	$(322)

Agricultural:
Pass	$1,857	$1,962	$1,078	$685	$236	$604	$5,879	$12,301
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	25	—	25
Nonaccrual	—	—	256	—	74	29	—	359
Total agricultural loans	$1,857	$1,962	$1,334	$685	$310	$658	$5,879	$12,685

Charge-offs	$—	$—	$—	$—	$—	$(3)	$—	$(3)
Recoveries	—	—	—	—	—	2	—	2
Current period net	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Total loans:
Pass	$288,301	$810,203	$441,607	$158,291	$107,314	$316,988	$159,933	$2,282,637
Special mention	6	7,042	137	958	147	1,196	250	9,736
Substandard	—	16,210	6,950	370	446	635	—	24,611
Nonaccrual	19	254	3,108	85	323	1,769	34	5,592
Total loans	$288,326	$833,709	$451,802	$159,704	$108,230	$320,588	$160,217	$2,322,576

Charge-offs	$(615)	$(38)	$(76)	$(52)	$(36)	$(94)	$(293)	$(1,204)
Recoveries	61	—	4	1	—	29	55	150
Total current period net (charge-offs) recoveries	$(554)	$(38)	$(72)	$(51)	$(36)	$(65)	$(238)	$(1,054)

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of December 31, 2022:

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$99,750	$57,854	$19,577	$11,797	$4,172	$12,907	$105,628	$311,685
Special mention	—	131	—	333	—	—	905	1,369
Substandard	14	—	246	423	192	23	—	898
Nonaccrual	72	33	10	—	—	—	—	115
Total commercial and industrial loans	$99,836	$58,018	$19,833	$12,553	$4,364	$12,930	$106,533	$314,067

Charge-offs	$—	$—	$(67)	$—	$—	$—	$(125)	$(192)
Recoveries	—	—	—	—	—	32	40	72
Current period net	$—	$—	$(67)	$—	$—	$32	$(85)	$(120)

Construction and development:
Pass	$179,501	$138,388	$17,361	$8,697	$3,443	$10,535	$16,870	$374,795
Special mention	905	—	—	—	—	—	—	905
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	1,435	—	—	1,435
Total construction and development loans	$180,406	$138,388	$17,361	$8,697	$4,878	$10,535	$16,870	$377,135

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$347,162	$147,986	$86,897	$63,988	$51,002	$158,384	$12,007	$867,426
Special mention	—	—	1,300	—	2,594	3,427	—	7,321
Substandard	1,336	—	—	—	26	4,207	—	5,569
Nonaccrual	—	—	251	96	—	6,924	—	7,271
Total commercial real estate loans	$348,498	$147,986	$88,448	$64,084	$53,622	$172,942	$12,007	$887,587

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	1	—	—	1
Current period net	$—	$—	$—	$—	$1	$—	$—	$1

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$93,128	$51,912	$10,284	$6,646	$5,956	$11,741	$5,948	$185,615
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	31	—	62	—	93
Nonaccrual	—	—	—	—	—	109	—	109
Total farmland loans	$93,128	$51,912	$10,284	$6,677	$5,956	$11,912	$5,948	$185,817

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$143,268	$128,957	$50,140	$30,068	$27,104	$89,678	$21,956	$491,171
Special mention	—	—	43	—	—	156	—	199
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	148	—	116	118	1,309	—	1,691
Total 1-4 family residential loans	$143,268	$129,105	$50,183	$30,184	$27,222	$91,143	$21,956	$493,061

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	30	—	30
Current period net	$—	$—	$—	$—	$—	$30	$—	$30

Multi-family residential:
Pass	$18,183	$18,331	$2,463	$4,216	$878	$985	$91	$45,147
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$18,183	$18,331	$2,463	$4,216	$878	$985	$91	$45,147

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$32,817	$11,789	$5,455	$1,835	$3,079	$473	$6,008	$61,456
Special mention	14	4	—	28	4	—	—	50
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	17	93	21	12	23	4	—	170
Total consumer loans and overdrafts	$32,848	$11,886	$5,476	$1,875	$3,106	$477	$6,008	$61,676

Charge-offs	$(335)	$(26)	$(25)	$(21)	$—	$—	$(250)	$(657)
Recoveries	83	3	6	11	1	33	—	137
Current period net	$(252)	$(23)	$(19)	$(10)	$1	$33	$(250)	$(520)

Agricultural:
Pass	$3,148	$1,914	$984	$491	$392	$422	$6,243	$13,594
Special mention	—	—	—	—	—	3	—	3
Substandard	—	—	—	—	—	32	—	32
Nonaccrual	—	—	—	—	4	53	—	57
Total agricultural loans	$3,148	$1,914	$984	$491	$396	$510	$6,243	$13,686

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$916,957	$557,131	$193,161	$127,738	$96,026	$285,125	$174,751	$2,350,889
Special mention	919	135	1,343	361	2,598	3,586	905	9,847
Substandard	1,350	—	246	454	218	4,324	—	6,592
Nonaccrual	89	274	282	224	1,580	8,399	—	10,848
Total loans	$919,315	$557,540	$195,032	$128,777	$100,422	$301,434	$175,656	$2,378,176

Charge-offs	$(335)	$(26)	$(92)	$(21)	$—	$—	$(375)	$(849)
Recoveries	83	3	6	11	2	95	40	240
Total current period net charge-offs	$(252)	$(23)	$(86)	$(10)	$2	$95	$(335)	$(609)

There were no loans classified in the “doubtful” or “loss” risk rating categories as of December 31, 2023 and 2022.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans, and their impact on the ACL, as of December 31, 2023:

December 31, 2023	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$—	$217	$217	$217
Real estate:
Commercial real estate	14,527	—	14,527	—
Total	$14,527	$217	$14,744	$217

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

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

December 31, 2023	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$621	$30	$1,656	$2,307	$285,258	$287,565	$—
Real estate:
Construction and development	315	288	117	720	295,919	296,639	—
Commercial real estate	356	—	132	488	922,707	923,195	—
Farmland	226	84	—	310	185,985	186,295	—
1-4 family residential	2,827	1,110	1,612	5,549	509,054	514,603	—
Multi-family residential	—	—	—	—	44,292	44,292	—
Consumer	169	77	162	408	56,651	57,059	—
Agricultural	16	—	—	16	12,669	12,685	—
Overdrafts	—	—	—	—	243	243	—
Total	$4,530	$1,589	$3,679	$9,798	$2,312,778	$2,322,576	$—

December 31, 2022	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$440	$44	$105	$589	$313,478	$314,067	$—
Real estate:
Construction and development	258	73	1,435	1,766	375,369	377,135	—
Commercial real estate	882	354	6,708	7,944	879,643	887,587	—
Farmland	129	79	—	208	185,609	185,817	—
1-4 family residential	2,101	547	572	3,220	489,841	493,061	—
Multi-family residential	—	—	—	—	45,147	45,147	—
Consumer	164	118	70	352	61,042	61,394	—
Agricultural	37	10	—	47	13,639	13,686	—
Overdrafts	—	—	—	—	282	282	—
Total	$4,011	$1,225	$8,890	$14,126	$2,364,050	$2,378,176	$—

The following table presents information regarding nonaccrual loans as of:

	2023	2022
Commercial and industrial	$1,777	$115
Real estate:
Construction and development	117	1,435
Commercial real estate	132	7,271
Farmland	164	109
1-4 family residential	2,793	1,691
Consumer and overdrafts	250	170
Agricultural	359	57
Total	$5,592	$10,848

If interest on nonaccrual loans had been accrued, such income would have been approximately $167 and $434 for the years ended December 31, 2023 and 2022, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual. There were no individually analyzed loans classified as nonaccrual with an associated allowance for credit losses applied as of December 31, 2023 and 2022.

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

The following table presents the amortized cost basis of loans modified during the year ended December 31, 2023 to borrowers experiencing financial difficulty:

For the Year Ended December 31, 2023	Term Extension	Total Class of Financing Receivable
Commercial and industrial	$900	0.00%
1-4 family residential	57	0.01%
Consumer	12	0.02%
Total loans	$969	0.03%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the year ended December 31, 2023:

Term Extension
Loan Type	Financial Effect
Commercial and industrial	Amortization period was extended by a weighted-average period of 0.25 years.
1-4 family residential	Amortization period was extended by a weighted-average period of 5.00 years.
Consumer	Amortization period was extended by a weighted-average period of 0.26 years.

The following table provides an age analysis of loans made to borrowers experiencing financial difficult that were modified on or after our ASU 2022-02 adoption date of January 1, 2023:

	Current	30 to 89 Days Past Due	90 Days or Greater Past Due
Commercial and industrial	$900	$—	$—
1-4 family residential	—	57	—
Consumer	12	—	—
Total loans	$912	$57	$—

As of December 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023 that subsequently defaulted. There were no commitments to lend additional funds to borrowers experiencing financial difficulty as of December 31, 2023.

There were no loans restructured during the year ended December 31, 2022.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment balances, by type, were as follows:

	December 31, 2023	December 31, 2022
Land	$11,135	$11,135
Building and improvements	59,955	59,448
Construction in progress	9,027	4,153
Furniture, fixtures and equipment	20,983	19,708
Automobiles	365	370
	101,465	94,814
Less: accumulated depreciation	44,447	40,523
	$57,018	$54,291

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

NOTE 5 - GOODWILL

There were no changes in the carrying amount of goodwill as presented in the accompanying consolidated balance sheets as of December 31, 2023 or 2022.

NOTE 6 - CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of core deposit intangibles in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2023	2022
Beginning of year	$1,859	$2,313
Amortization	(441)	(454)
End of year	$1,418	$1,859

Accumulated amortization was $7,113 and $6,672 at December 31, 2023 and 2022, respectively. Amortization expense related to core deposit intangibles was $441, $454 and $686 during the years ended December 31, 2023, 2022 and 2021, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2023 was as follows:

Year Ended December 31,	Amount
2024	$424
2025	316
2026	272
2027	270
2028	136
$1,418

NOTE 7 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits, by type of account, were as follows as of:

	December 31, 2023	December 31, 2022
NOW accounts	$150,548	$225,859
Savings and money market accounts	924,558	1,048,612
Time deposits $250,000 or less	426,145	224,550
Time deposits greater than $250,000	279,038	129,989
	$1,780,289	$1,629,010

Year-end maturities of time deposits, as of December 31, 2023, were as follows:

Year Ended December 31,	Amount
2024	$646,978
2025	49,642
2026	4,183
2027	2,238
2028	2,142
Thereafter	—
$705,183

Deposits of executive officers, directors and significant shareholders at December 31, 2023 and 2022 totaled $40,799 and $56,291, respectively.

NOTE 8 - BORROWED MONEY

Advances from the Federal Home Loan Bank (FHLB) were $140,000 at a 5.36% weighted average rate as of December 31, 2023 and $290,000 at a 4.74% weighted average rate as of December 31, 2022, and were collateralized by blanket

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

floating liens on certain securities and loans. FHLB advances bear interest based on a fixed rate, payable monthly, with all principal due at maturity. The following table presents the scheduled maturities of FHLB advances and their weighted average rates, each as of December 31, 2023:

Year	Current Weighted Average Rate	Principal Due
Fixed rate advances
2024	5.36%	140,000
Total FHLB advances		$140,000

The outstanding FHLB advances above will be repaid with cash flows from operations or renewed into new advances.

The Company has an unsecured $25,000 revolving line of credit with a correspondent bank that bears interest at the greater of (i) the prime rate, which was 8.50% at December 31, 2023, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2024. Under the terms of the line of credit, the Company agreed not to pledge or grant a lien or security interest in the stock of the Bank or in any other assets without prior consent of the lender. As of December 31, 2023, there was a $4,500 outstanding balance on the line of credit. To be in compliance with the loan covenants, the Bank is required to maintain no less than a 10% total risk-based capital ratio, must maintain no less than $85,000 in tangible net worth, the ratio of non-performing assets to equity plus allowance for credit losses must not exceed 15%, the cash flow coverage must be greater than 1.25 times, the ratio of other additional debt to total assets must not exceed 15%, and the Company is limited to acquiring additional debt of no more than $500 without prior approval. The Company is in compliance with all loan covenants.

NOTE 9 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	December 31, 2023	December 31, 2022
Trust III Debentures	$2,062	$2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note	34,568	34,436
Other debentures	4,000	7,500
	$45,785	$49,153

As of December 31, 2023, the Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I”). Upon formation, the Trusts issued pass-through securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts (composed of Trust III and DCB Trust I) issued common securities to the Company. The Trusts invested the proceeds of the sales of securities to the Company (“Debentures”). The Debentures mature approximately 30 years after the formation date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

	Trust III	DCB Trust I
Formation date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at December 31, 2023 and December 31, 2022. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Trust II Debentures

In May 2022, the Company redeemed the $3.1 million in junior subordinated debentures issued to Guaranty (TX) Capital Trust II relating to such trust's issuance of trust preferred securities to a third party. Prior to repayment, interest was payable at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 3.35%.

Trust III Debentures

Interest is payable at a variable rate per annum, reset quarterly, equal to 3-month Secured Overnight Financing Rate (SOFR) plus 1.93%.

On any interest payment date on or after October 1, 2016 and prior to maturity date, the debentures are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days’ notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

DCB Trust I Debentures

Interest is payable at a variable rate per annum, reset quarterly, equal to 3-month SOFR plus 2.06%.

On any interest payment date on or after June 15, 2012 and prior to maturity date, the debentures are redeemable for cash at the option of the Company, on at least 30, but not more than 60 days’ notice, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued interest to the date of redemption.

Subordinated Note

In March 2022, the Company completed a private placement of $35,000 aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three-month SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of related unamortized issuance costs on the consolidated balance sheets.

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. Various of these debentures have matured since issuance and $4,000 remains as of December 31, 2023. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the maturity date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The scheduled principal payments and weighted average rates of the Debentures, the subordinated note and other debentures are as follows:

Year	Current Weighted Average Rate	Principal Due
2024	3.74%	$4,000
2025 - 2028	—	—
Thereafter	4.23%	42,217
Total scheduled principal payments		46,217
Unamortized debt issuance costs		(432)
		$45,785

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes in to account that the options are not transferable. The dividend yield is the total dividends per share paid during the period divided by the average of the Company's stock price on each date a grant was issued. The risk-free interest rate for the expected term of the option is based on U.S. Treasury yield in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date, for the years ended December 31:

	2023	2022	2021
Risk-free interest rate	4.08%	2.90%	0.98%
Expected term (in years)	6.50	6.50	6.50
Expected stock price volatility	23.53%	21.70%	23.98%
Dividend yield	3.23%	2.47%	2.35%

A summary of stock option activity in the Plan during the years ended December 31, 2023 and 2022 follows:

2023	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	497,820	$28.07	5.87	$3,402
Granted	52,500	28.72
Exercised	(29,790)	23.46
Forfeited	(54,850)	30.80
Balance, December 31, 2023	465,680	$28.12	5.46	$2,782

Exercisable at end of period	283,110	$26.03	3.87	$2,202

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

2022	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	502,780	$25.77	5.59	$5,936
Granted	102,500	35.58
Exercised	(69,580)	22.49
Forfeited	(37,880)	28.16
Balance, December 31, 2022	497,820	$28.07	5.87	$3,402

Exercisable at end of period	281,340	$25.25	4.32	$2,648

A summary of nonvested stock option activity in the Plan during the years ended December 31, 2023 and 2022 follows:

2023	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	216,480	$5.95
Granted	52,500	6.04
Vested	(65,690)	5.63
Forfeited	(20,720)	14.39
Balance, December 31, 2023	182,570	$6.10

2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	207,084	$5.23
Granted	102,500	6.98
Vested	(71,944)	5.50
Forfeited	(21,160)	8.86
Balance, December 31, 2022	216,480	$5.95

Information related to stock options in the Plan is as follows for the years ended:

	2023	2022	2021
Intrinsic value of options exercised	$303	$846	$1,273
Cash received from options exercised	698	1,565	2,019
Weighted average fair value of options granted	6.04	6.98	5.92

Restricted Stock Awards and Units

A summary of restricted stock activity in the Plan during the years ended December 31, 2023 and 2022 follows:

2023	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	18,930	$27.51
Granted	5,056	31.96
Vested	(7,520)	27.52
Forfeited	(1,076)	28.93
Balance, December 31, 2023	15,390	$28.87

2022	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	30,190	$27.52
Vested	(11,260)	27.52
Balance, December 31, 2022	18,930	$27.51

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of December 31, 2023, there was $1,390 of total unrecognized compensation expense related to nonvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.10 years.

The Company granted options and restricted stock under the Plan during both 2023 and 2022. Expense of $594, $688 and $733 was recorded during the years ended December 31, 2023, 2022 and 2021, respectively, which represents the fair value of restricted stock and stock options vested during those periods.

NOTE 11 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the years ended December 31, 2023, 2022 and 2021 totaled $1,643, $1,576 and $1,455, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of December 31, 2023, the number of shares held by the KSOP was 1,021,462. There were no unallocated shares to plan participants as of December 31, 2023, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $42,348 and $38,404 as of December 31, 2023 and 2022, respectively. For the year ended December 31, 2021, a gain of $277 was included in other income in the Company's consolidated statement of earnings, from $464 in proceeds received from these life insurance policies resulting from the death of a former bank officer. No such gains were recorded during the years ended December 31, 2023 or 2022.

Expense related to these plans totaled $949, $796 and $738 for the years ended December 31, 2023, 2022 and 2021, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $6,050 and $5,388 as of December 31, 2023 and 2022, respectively, and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the years ended December 31, 2023, 2022 and 2021 totaled $3,764, $5,177 and $4,867, respectively, which included accrued bonus expense at December 31, 2023, 2022 and 2021 of $1,684, $2,332 and

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

$2,190, respectively. The expense is included in employee compensation and benefits on the consolidated statements of earnings and the accrual is included in accrued interest and other liabilities on the consolidated balance sheets.

NOTE 12 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 12 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of December 31, 2023, operating lease right-of-use assets were $12,485 and liabilities were $13,128, and as of December 31, 2022, lease assets and liabilities were $12,896 and $13,520, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Operating lease expense for operating leases accounted for under ASC 842 for the years ended December 31, 2023, 2022 and 2021 was approximately $2,292, $2,236 and $2,278, respectively, and were included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	December 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$12,485	$12,896
Operating lease liabilities	13,128	13,520

Weighted average remaining lease term
Operating leases	7 years	8 years
Weighted average discount rate
Operating leases	2.28%	2.00%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2028 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of December 31, 2023, are as follows:

Year Ended December 31,	Amount
2024	$2,303
2025	2,134
2026	1,897
2027	1,735
2028	1,688
Thereafter	3,856
Total lease payments	13,613
Less: interest	(485)
Present value of lease liabilities	$13,128

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

The consolidated provision for income taxes was as follows as of December 31:

	2023	2022	2021
Current federal tax expense	$6,784	$9,991	$8,893
Deferred federal tax expense (benefit)	346	(1,157)	(143)
Total	$7,130	$8,834	$8,750

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis as of December 31:

	2023	2022	2021
Federal statutory income tax at 21%	$7,799	$10,344	$10,197
Tax exempt interest income	(944)	(1,076)	(1,043)
Earnings of bank owned life insurance	(198)	(177)	(235)
Nondeductible expenses	669	277	180
Other	(196)	(534)	(349)
Total	$7,130	$8,834	$8,750

The following table summarizes the components of our deferred tax assets and liabilities as of December 31, 2023 and 2022. Our net deferred tax assets are included in other assets in the accompanying consolidated balance sheets.

	2023	2022
Deferred tax assets:
Allowance for credit losses	$6,493	$6,714
Deferred compensation	1,271	1,132
Unrealized loss on available for sale securities	4,029	4,040
Bonus accrual	385	526
Deferred loan fees, net	163	330
Accretion of acquisition allowance	37	54
Other	297	360
Total deferred tax assets	12,675	13,156
Deferred tax liabilities:
Premises and equipment	(1,187)	(1,494)
Prepaid expenses	(375)	(281)
Intangibles	(196)	(230)
Other	(178)	(55)
Total deferred tax liabilities	(1,936)	(2,060)
Net deferred tax asset	$10,739	$11,096

The Company is no longer subject to U.S. federal income tax examinations for years before 2020.

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

The changes in fair value of the swaps was recorded in other comprehensive loss.

There were no outstanding interest rate swap agreements as of December 31, 2023 or 2022.

Interest expense recorded on these swap transactions totaled, $282 and $607 during the years ended December 31, 2022 and 2021, respectively. This expense is reported as a component of interest expense on the debentures, FHLB advances and federal funds purchased on the consolidated statements of earnings. No interest expense on swap transactions was recorded during the year ended December 31, 2023.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL with respect to these commitments as of December 31, 2023 and 2022.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. As of December 31, 2023 and 2022, no amounts have been recorded as an ACL for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	2023	2022
Commitments to extend credit	$336,036	$474,745
Letters of credit	7,536	8,289

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At December 31, 2023, the Company had letters of credit of $5,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of December 31, 2023 and 2022, that the Bank met all capital adequacy requirements to which it was subject.

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

As of December 31, 2023 and 2022, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since December 31, 2023 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $7,217 of trust preferred securities in Tier 1 capital as of both December 31, 2023 and 2022. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital to risk-weighted assets:
Consolidated	$367,526	15.22%	$193,232	8.00%	$253,617	10.50%	$241,540	10.00%
Bank	373,778	15.49%	193,035	8.00%	253,359	10.50%	241,294	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	302,757	12.53%	144,924	6.00%	205,309	8.50%	144,924	6.00%
Bank	343,607	14.24%	144,777	6.00%	205,100	8.50%	193,035	8.00%
Tier 1 capital to average assets:(1)
Consolidated	302,757	9.47%	127,878	4.00%	127,878	4.00%	n/a
Bank	343,607	10.78%	127,531	4.00%	127,531	4.00%	159,414	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	295,540	12.24%	108,693	4.50%	169,078	7.00%	n/a
Bank	343,607	14.24%	108,582	4.50%	168,906	7.00%	156,841	6.50%

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

Dividends paid by Guaranty are mainly provided by dividends from its subsidiaries. However, certain regulatory restrictions exist regarding the ability of its bank subsidiary to transfer funds to Guaranty in the form of cash dividends, loans or advances. The amount of dividends that a subsidiary bank organized as a national banking association, such as the Bank, may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the Office of the Comptroller of the Currency ("OCC"), consist of

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

net income less dividends declared during the period. As of December 31, 2023, the Bank had $56,504 available for payment of dividends. Dividends are paid quarterly, and $10,724 in dividends were paid during the year ended December 31, 2023.

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

NOTE 18 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase were $25,172 and $7,221 as of December 31, 2023 and 2022, respectively, and are secured by mortgage-backed securities and collateralized mortgage obligations.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows as of December 31:

	2023	2022
Average balance during the year	$20,635	$8,596
Average interest rate during the year	1.27%	0.42%
Maximum month-end balance during the year	$31,644	$12,118
Weighted average interest rate at year-end	2.12%	0.44%

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

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$149,812	$—	$149,812	$—
Collateralized mortgage obligations	17,074	—	17,074	—
Municipal securities	2,504	—	2,504	—
Corporate bonds	26,805	—	26,805	—
Loans held for sale	976	—	—	976
Cash surrender value of life insurance	42,348	—	42,348	—
SBA servicing assets	691	—	—	691

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	14,527	—	—	14,527

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$130,341	$—	$130,341	$—
Collateralized mortgage obligations	20,157	—	20,157	—
Municipal securities	10,642	—	10,642	—
Corporate bonds	27,787	—	27,787	—
Loans held for sale	3,156	—	—	3,156
Cash surrender value of life insurance	38,404	—	38,404	—
SBA servicing assets	874	—	—	874

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	—	—	—	—

There were no transfers between Level 2 and Level 3 during the years ended December 31, 2023 or 2022.

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

As of December 31, 2023 and 2022, there were no foreclosed assets that were remeasured and recorded at fair value.

The following table presents quantitative information about nonrecurring Level 3 fair value measurements as of December 31, 2022. There were no nonrecurring Level 3 fair value measurements requiring quantitative information as of December 31, 2023.

December 31, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$38	Appraisal value of collateral	Selling costs or other normal adjustments	49%

The following table presents information on individually evaluated collateral dependent loans included in the ACL model as of December 31, 2023. There were no individually evaluated collateral dependent loans included in the ACL model as of December 31, 2022:

	Fair Value Measurements Using
December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$—	$—
Real estate:
Commercial real estate	—	—	14,527	14,527
Total	$—	$—	$14,527	$14,527

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of December 31, 2023 and 2022, are as follows:

	Fair value measurements as of December 31, 2023 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$89,524	$89,524	$—	$—	$89,524
Marketable securities held to maturity	404,208	—	374,523	—	374,523
Loans, net	2,290,881	—	—	2,187,669	2,187,669
Accrued interest receivable	13,143	—	13,143	—	13,143
Nonmarketable equity securities	24,128	—	24,128	—	24,128
Financial liabilities:
Deposits	$2,633,246	$1,928,063	$706,074	$—	$2,634,137
Securities sold under repurchase agreements	25,172	—	25,172	—	25,172
Accrued interest payable	5,272	—	5,272	—	5,272
Federal Home Loan Bank advances	140,000	—	139,963	—	139,963
Subordinated debt	45,785	—	46,433	—	46,433

	Fair value measurements as of December 31, 2022 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$106,467	$106,467	$—	$—	$106,467
Marketable securities held to maturity	509,008	—	475,068	—	475,068
Loans, net	2,344,245	—	—	2,217,606	2,217,606
Accrued interest receivable	11,555	—	11,555	—	11,555
Nonmarketable equity securities	25,585	—	25,585	—	25,585
Financial liabilities:
Deposits	$2,681,154	$2,326,615	$351,981	$—	$2,678,596
Securities sold under repurchase agreements	7,221	—	7,221	—	7,221
Accrued interest payable	2,348	—	2,348	—	2,348
Federal Home Loan Bank advances	290,000	—	289,926	—	289,926
Subordinated debt	49,153	—	50,025	—	50,025

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

Deposits and Securities Sold Under Repurchase Agreements: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) (Level 1). The fair values of deposit liabilities with defined maturities are estimated by discounting future cash flows using interest rates currently offered for deposits of similar remaining maturities (Level 2).

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Other Borrowings: The fair value of borrowings, consisting of lines of credit, Federal Home Loan Bank advances and subordinated debt, is estimated by discounting future cash flows using currently available rates for similar financing (Level 2).

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
NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ending December 31, 2023:

	Cash Flow Hedges	Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$—	$(18,400)	$(5,860)	$(24,260)
Unrealized gains (losses) arising during the period	—	282	(1,104)	(822)
Tax effect	—	(59)	—	(59)
Amounts reclassified from accumulated other comprehensive loss	—	(181)	—	(181)
Net current period other comprehensive income (loss)	—	42	(1,104)	(1,062)
Ending balance	$—	$(18,358)	$(6,964)	$(25,322)

The following are amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2023:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized loss on available for sale securities	$229	Net realized loss on sale of securities available for sale
Tax effect	(48)	Tax expense
Net of tax	$181

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ended December 31, 2022:

	Cash Flow Hedges	Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$188	$(2,744)	$8,861	$6,305
Transfer from AFS to HTM	—	13,186	(13,186)	—
Unrealized gains (losses) arising during the period	497	(33,175)	(1,535)	(34,213)
Tax effect	—	4,197	—	4,197
Amounts reclassified from accumulated other comprehensive loss	(685)	136	—	(549)
Net current period other comprehensive loss	(188)	(15,656)	(14,721)	(30,565)
Ending balance	$—	$(18,400)	$(5,860)	$(24,260)

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The following are amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2022:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized gain on available for sale securities	$(172)	Net realized gain on sale of securities available for sale
Tax effect	36	Tax expense
Net of tax	$(136)
Gains on cash flow hedges	867	Other income
Tax effect	(182)	Tax expense
Net of tax	$685
Total amounts reclassified out of accumulated other comprehensive loss	$549

The following are changes in accumulated other comprehensive income by component, net of tax, for the year ended December 31, 2021:

	Cash Flow Hedges	Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(1,151)	$10,780	$—	$9,629
Transfer from AFS to HTM		(10,235)	10,235	—
Unrealized gains (losses) arising during the period	873	(6,884)	(1,374)	(7,385)
Tax effect	—	3,595	—	3,595
Amounts reclassified from accumulated other comprehensive loss	466	—	—	466
Net current period other comprehensive income (loss)	1,339	(13,524)	8,861	(3,324)
Ending balance	$188	$(2,744)	$8,861	$6,305

The following are amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2021:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized loss on interest rate termination	$590	Other expenses
Tax effect	(124)	Tax expense
Net of tax	$466

NOTE 22 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. Net losses attributable to the noncontrolling interest during the years ended December 31, 2023 and 2022 were $28 and $24, respectively, and are excluded from this calculation.

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

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The computations of basic and diluted earnings per share for the Company were as follows (in thousands except per share amounts) as of December 31:

	2023	2022	2021
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$30,037	$40,447	$39,806

Denominator:
Weighted-average shares outstanding (basic)	11,693,761	11,980,209	12,065,182
Effect of dilutive securities:
Common stock equivalent shares from stock options	44,844	112,638	146,576
Weighted-average shares outstanding (diluted)	11,738,605	12,092,847	12,211,758

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$2.57	$3.38	$3.30
Diluted	$2.56	$3.34	$3.26

NOTE 23 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Guaranty Bancshares, Inc. follows:

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$2,987	$6,848
Investment in banking subsidiary	351,367	339,168
Other assets	2,428	1,351
Total assets	$356,782	$347,367

LIABILITIES AND EQUITY
Line of credit	$4,500	$—
Subordinated debt, net	45,785	49,153
Accrued expenses and other liabilities	3,197	3,230
Shareholders’ equity	303,300	294,984
Total liabilities and shareholders’ equity	$356,782	$347,367

	For the Years Ended December 31,
	2023	2022	2021
Interest income	$15	$8	$7
Dividends from Guaranty Bank & Trust	20,000	—	18,000
	20,015	8	18,007
Expenses
Interest expense	2,506	1,755	916
Other expenses	1,645	1,974	2,520
	4,151	3,729	3,436
Income (loss) before income tax and equity in undistributed income of subsidiary	15,864	(3,721)	14,571
Income tax benefit	912	924	718
Income (loss) before equity in undistributed earnings of subsidiary	16,776	(2,797)	15,289
Equity in undistributed earnings of subsidiary	13,261	43,244	24,517
Net earnings	$30,037	$40,447	$39,806
Comprehensive income	$28,975	$9,882	$36,482

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net earnings	$30,037	$40,447	$39,806
Adjustments:
Equity in undistributed subsidiary earnings	(13,261)	(43,244)	(24,517)
Stock based compensation	594	688	733
Change in other assets	(945)	(724)	(176)
Change in other liabilities	(60)	226	44
Net cash provided by (used in) operating activities	16,365	(2,607)	15,890

Cash flows from investing activities
Net cash provided by investing activities	—	—	—

Cash flows from financing activities
Proceeds from line of credit	17,500	35,436	10,000
Repayments of borrowings	(16,500)	(11,093)	(17,000)
Purchase of treasury stock	(11,227)	(8,838)	—
Exercise of stock options	698	1,565	2,019
Cash dividends paid	(10,697)	(10,324)	(9,427)
Net cash (used in) provided by financing activities	(20,226)	6,746	(14,408)

Net change in cash and cash equivalents	(3,861)	4,139	1,482
Beginning cash and cash equivalents	6,848	2,709	1,227
Ending cash and cash equivalents	$2,987	$6,848	$2,709