Form 10-Q
period 2024-03-31
GUARANTY BANCSHARES INC /TX/
filed 2024-05-06
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2024, there were 11,517,060 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$43,872	$47,744
Federal funds sold	24,300	36,575
Interest-bearing deposits	4,921	5,205
Total cash and cash equivalents	73,093	89,524
Securities available for sale	228,787	196,195
Securities held to maturity	363,963	404,208
Loans held for sale	874	976
Loans, net of allowance for credit losses of $30,560 and $30,920, respectively	2,234,012	2,290,881
Accrued interest receivable	11,747	13,143
Premises and equipment, net	56,921	57,018
Other real estate owned	14,900	—
Cash surrender value of life insurance	42,119	42,348
Core deposit intangible, net	1,312	1,418
Goodwill	32,160	32,160
Other assets	67,550	56,920
Total assets	$3,127,438	$3,184,791
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$828,861	$852,957
Interest-bearing	1,798,983	1,780,289
Total deposits	2,627,844	2,633,246
Securities sold under agreements to repurchase	39,058	25,172
Accrued interest and other liabilities	33,807	32,242
Line of credit	—	4,500
Federal Home Loan Bank advances	75,000	140,000
Subordinated debt, net	45,819	45,785
Total liabilities	2,821,528	2,880,945
Commitments and contingencies (see Note 10)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,247,795 and 14,242,328 shares issued, and 11,534,960 and 11,540,644 shares outstanding, respectively	14,248	14,242
Additional paid-in capital	229,187	228,986
Retained earnings	160,797	156,878
Treasury stock, 2,712,835 and 2,701,684 shares, respectively, at cost	(71,819)	(71,484)
Accumulated other comprehensive loss	(27,042)	(25,322)
Equity attributable to Guaranty Bancshares, Inc.	305,371	303,300
Noncontrolling interest	539	546
Total equity	305,910	303,846
Total liabilities and equity	$3,127,438	$3,184,791

See accompanying notes to consolidated financial statements.

1.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income
Loans, including fees	$35,491	$32,157
Securities
Taxable	3,219	2,814
Nontaxable	1,165	1,304
Nonmarketable equity securities	248	419
Federal funds sold and interest-bearing deposits	629	450
Total interest income	40,752	37,144

Interest expense
Deposits	14,459	7,655
FHLB advances and federal funds purchased	1,920	3,774
Subordinated debt	517	540
Other borrowed money	269	13
Total interest expense	17,165	11,982

Net interest income	23,587	25,162
Reversal of provision for credit losses	(250)	—
Net interest income after reversal of provision for credit losses	23,837	25,162

Noninterest income
Service charges	1,069	1,077
Net realized gain on sales of securities available for sale	—	93
Net realized gain on sale of loans	272	314
Merchant and debit card fees	1,706	1,674
Other income	2,211	1,747
Total noninterest income	5,258	4,905

Noninterest expense
Employee compensation and benefits	12,437	12,264
Occupancy expenses	2,747	2,830
Other expenses	5,508	4,873
Total noninterest expense	20,692	19,967

Income before income taxes	8,403	10,100
Income tax provision	1,722	1,823
Net earnings	$6,681	$8,277
Net loss attributable to noncontrolling interest	7	4
Net earnings attributable to Guaranty Bancshares, Inc.	$6,688	$8,281
Basic earnings per share	$0.58	$0.69
Diluted earnings per share	$0.58	$0.69

See accompanying notes to consolidated financial statements.

2.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net earnings	$6,681	$8,277
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period, net of tax	(1,553)	(37)
Reclassification adjustment for net gains included in net earnings, net of tax	—	(73)
Change in net unrealized loss on available for sale securities transferred to held to maturity, net of tax	(167)	(340)
Unrealized losses on securities, net of tax	(1,720)	(450)

Total other comprehensive loss	(1,720)	(450)

Comprehensive income	4,961	7,827
Less comprehensive loss attributable to noncontrolling interest	7	4
Comprehensive income attributable to Guaranty Bancshares, Inc.	$4,968	$7,831

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Three Months Ended March 31, 2024
Balance at December 31, 2023	$—	$14,242	$228,986	$156,878	$(71,484)	$(25,322)	$546	$303,846
Net earnings	—	—	—	6,688	—	—	(7)	6,681
Other comprehensive loss	—	—	—	—	—	(1,720)	—	(1,720)
Exercise of stock options	—	3	66	—	—	—	—	69
Purchase of treasury stock	—	—	—	—	(335)	—	—	(335)
Restricted stock grants	—	3	(3)	—	—	—	—	—
Stock based compensation	—	—	138	—	—	—	—	138
Cash dividends:
Common - $0.24 per share	—	—	—	(2,769)	—	—	—	(2,769)
Total equity at March 31, 2024	$—	$14,248	$229,187	$160,797	$(71,819)	$(27,042)	$539	$305,910

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Three Months Ended March 31, 2023
Balance at December 31, 2022	$—	$14,209	$227,727	$137,565	$(60,257)	$(24,260)	$574	$295,558
Net earnings	—	—	—	8,281	—	—	(4)	8,277
Other comprehensive loss	—	—	—	—	—	(450)	—	(450)
Exercise of stock options	—	8	217	—	—	—	—	225
Purchase of treasury stock	—	—	—	—	(744)	—	—	(744)
Restricted stock grants	—	1	(1)	—	—	—	—	—
Stock based compensation	—	—	148	—	—	—	—	148
Cash dividends:
Common - $0.23 per share	—	—	—	(2,744)	—	—	—	(2,744)
Total equity at March 31, 2023	$—	$14,218	$228,091	$143,102	$(61,001)	$(24,710)	$570	$300,270

See accompanying notes to consolidated financial statements.

4.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net earnings	$6,681	$8,277
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,025	1,018
Amortization	177	194
Deferred taxes	—	(1,157)
Premium amortization, net of discount accretion	435	760
Net realized gain on sales of securities available for sale	—	(93)
Gain on sale of loans	(272)	(314)
Reversal of provision for credit losses	(250)	—
Origination of loans held for sale	(7,798)	(10,488)
Proceeds from loans held for sale	8,172	12,698
Net gain on sale of premises, equipment, other real estate owned and other assets	(11)	—
Stock based compensation	138	148
Net change in accrued interest receivable and other assets	(8,627)	(930)
Net change in accrued interest payable and other liabilities	1,450	1,599
Net cash provided by operating activities	$1,120	$11,712

Cash flows from investing activities
Securities available for sale:
Purchases	$(439,214)	$—
Proceeds from sales	—	7,239
Proceeds from maturities and principal repayments	404,493	7,396
Securities held to maturity:
Proceeds from maturities and principal repayments	39,806	32,305
Net repayments of loans	42,173	5
Purchases of premises and equipment	(997)	(2,184)
Proceeds from sale of premises, equipment, other real estate owned and other assets	124	—
Net cash provided by investing activities	$46,385	$44,761

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from financing activities
Net change in deposits	$(5,402)	$(57,786)
Net change in securities sold under agreements to repurchase	13,886	6,117
Proceeds from FHLB advances	590,000	1,585,000
Repayment of FHLB advances	(655,000)	(1,535,000)
Repayment of line of credit	(4,500)	—
Purchase of treasury stock	(335)	(744)
Exercise of stock options	69	225
Cash dividends paid	(2,654)	(2,627)
Net cash used in financing activities	$(63,936)	$(4,815)
Net change in cash and cash equivalents	(16,431)	51,658
Cash and cash equivalents at beginning of period	89,524	106,467
Cash and cash equivalents at end of period	$73,093	$158,125

Supplemental disclosures of cash flow information
Interest paid	$16,849	$10,467

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,769	$2,744
Lease right of use assets obtained in exchange for lease liabilities	—	568
Transfer of loans to other real estate owned and repossessed assets	14,946	—

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

Basis of Presentation: The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2023, included in Guaranty’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

7.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of March 31, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,861	$—	$2,801	$27,060
Municipal securities	2,321	152	—	2,473
Mortgage-backed securities	199,776	601	17,237	183,140
Collateralized mortgage obligations	17,980	5	1,871	16,114
Total available for sale	$249,938	$758	$21,909	$228,787

Held to maturity:
U.S. government agencies	$9,331	$—	$1,127	$8,204
Treasury securities	39,557	—	725	38,832
Municipal securities	161,031	625	6,604	155,052
Mortgage-backed securities	117,454	—	16,875	100,579
Collateralized mortgage obligations	36,590	—	7,777	28,813
Total held to maturity	$363,963	$625	$33,108	$331,480

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,882	$—	$3,077	$26,805
Municipal securities	2,322	182	—	2,504
Mortgage-backed securities	164,419	1,014	15,621	149,812
Collateralized mortgage obligations	18,757	19	1,702	17,074
Total available for sale	$215,380	$1,215	$20,400	$196,195

Held to maturity:
U.S. government agencies	$9,292	$—	$1,066	$8,226
Treasury securities	69,432	—	1,038	68,394
Municipal securities	168,175	923	6,123	162,975
Mortgage-backed securities	119,872	—	15,105	104,767
Collateralized mortgage obligations	37,437	—	7,276	30,161
Total held to maturity	$404,208	$923	$30,608	$374,523

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in accumulated other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. During the second quarter of 2022, we transferred $106,157 of securities from available for sale to held to maturity, which included a net unrealized loss on the date of transfer of $13,186. During the third quarter of 2021, we transferred $172,292 of securities from available for sale to held to maturity, which included a net unrealized gain on the date of transfer of $10,235. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and they netted to an unrealized loss of $7,131 at March 31, 2024 compared to an unrealized loss of $6,964 at December 31, 2023. This amount will continue to be amortized and accreted out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of March 31, 2024 or December 31, 2023.

(Continued)

8.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Information pertaining to securities with gross unrealized losses as of March 31, 2024 and December 31, 2023, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2024	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$(2,801)	$27,060	$(2,801)	$27,060
Mortgage-backed securities	(1,316)	40,846	(15,921)	97,768	(17,237)	138,614
Collateralized mortgage obligations	—	—	(1,871)	13,084	(1,871)	13,084
Total available for sale	$(1,316)	$40,846	$(20,593)	$137,912	$(21,909)	$178,758

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2023	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$(3,077)	$26,805	$(3,077)	$26,805
Mortgage-backed securities	(742)	13,308	(14,879)	101,889	(15,621)	115,197
Collateralized mortgage obligations	—	—	(1,702)	13,976	(1,702)	13,976
Total available for sale	$(742)	$13,308	$(19,658)	$142,670	$(20,400)	$155,978

There were 245 investments in an unrealized loss position at March 31, 2024, of which 83 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses. The available for sale securities in a loss position included corporate bonds, mortgage-backed securities and collateralized mortgage obligations. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, the Company has determined that the decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of March 31, 2024 and December 31, 2023 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under the current expected credit losses ("CECL") methodology. As of March 31, 2024 and December 31, 2023, our held to maturity securities consisted of U.S. government agencies, municipal bonds, treasury securities, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the government National Mortgage Association. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, no allowance for credit losses has been recorded for these securities.

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

As of March 31, 2024, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of total equity attributable to Guaranty Bancshares, Inc.

Securities with fair values of approximately $318,110 and $317,112 at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of available for sale securities and the associated gains and losses are listed below for the:

	Three Months Ended March 31,
	2024	2023
Proceeds from sales	$—	$7,239
Gross gains	—	119
Gross losses	—	(26)

The contractual maturities at March 31, 2024 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. Expected maturities may differ from contractual maturities because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
March 31, 2024	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$7,497	$7,373	$23,695	$23,456
Due after one year through five years	2,039	1,851	61,338	58,931
Due after five years through ten years	22,646	20,309	86,992	84,340
Due after ten years	—	—	37,894	35,361
Mortgage-backed securities	199,776	183,140	117,454	100,579
Collateralized mortgage obligations	17,980	16,114	36,590	28,813
Total securities	$249,938	$228,787	$363,963	$331,480

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	March 31, 2024	December 31, 2023
Commercial and industrial	$269,560	$287,565
Real estate:
Construction and development	273,300	296,639
Commercial real estate	906,684	923,195
Farmland	180,502	186,295
1-4 family residential	523,573	514,603
Multi-family residential	44,569	44,292
Consumer	54,375	57,059
Agricultural	12,418	12,685
Overdrafts	276	243
Total loans	2,265,257	2,322,576
Net of:
Deferred loan fees, net	(685)	(775)
Allowance for credit losses	(30,560)	(30,920)
Total net loans(1)	$2,234,012	$2,290,881

(1) Excludes accrued interest receivable on loans of $8.9 million and $9.5 million as of March 31, 2024 and December 31, 2023, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets, adjusted for expected prepayments when appropriate. The contractual term does not consider possible extensions, renewals or modifications. The following tables present the activity in the ACL by class of loans for the three months ended March 31, 2024, for the year ended December 31, 2023 and for the three months ended March 31, 2023:

For the Three Months Ended March 31, 2024	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	$30,920
Provision for (reversal of) credit losses	67	(363)	19	(27)	215	(4)	(194)	(6)	43	(250)
Loans charged-off	(216)	—	—	—	—	—	(35)	—	(59)	(310)
Recoveries	174	—	—	—	—	—	7	2	17	200
Ending balance	$3,744	$3,260	$12,276	$2,204	$7,685	$517	$723	$148	$3	$30,560

For the Year Ended December 31, 2023	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974
(Reversal of) provision for credit losses	(209)	(1,266)	(124)	223	853	31	238	4	250	—
Loans charged-off	(473)	—	(277)	—	—	—	(139)	(3)	(312)	(1,204)
Recoveries	19	—	—	—	—	—	68	2	61	150
Ending balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	$30,920

For the Three Months Ended March 31, 2023	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	31,974
(Reversal of) provision for credit losses	(239)	(25)	32	78	24	(11)	82	(4)	63	—
Loans charged-off	(3)	—	—	—	—	—	(7)	(3)	(81)	(94)
Recoveries	8	—	—	—	—	—	45	2	18	73
Ending balance	$4,148	$4,864	$12,690	$2,086	$6,641	$479	$898	$144	$3	$31,953

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

We recorded a $250,000 reversal to our provision for credit losses during the first quarter of 2024. Our loan balances decreased $57.3 million during the quarter, while credit quality trends remained relatively stable and the qualitative factors used to account for changes in economic conditions and expected losses were adjusted in 2023. Those assumptions remain relevant in the current quarter, thus no additional qualitative factor adjustments were made in the current quarter.

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

(Continued)

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of March 31, 2024:

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$7,894	$36,490	$65,398	$36,745	$12,123	$19,193	$88,921	$266,764
Special mention	—	—	9	88	—	82	—	179
Substandard	—	490	255	33	990	566	—	2,334
Nonaccrual	—	51	126	—	7	87	12	283
Total commercial and industrial loans	$7,894	$37,031	$65,788	$36,866	$13,120	$19,928	$88,933	$269,560

Charge-offs	$—	$—	$—	$—	$(216)	$—	$—	$(216)
Recoveries	—	—	—	—	—	174	—	174
Current period net	$—	$—	$—	$—	$(216)	$174	$—	$(42)

Construction and development:
Pass	$12,766	$78,785	$94,439	$55,898	$6,243	$18,042	$6,624	$272,797
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	187	—	—	67	—	254
Nonaccrual	73	132	—	—	—	44	—	249
Total construction and development loans	$12,839	$78,917	$94,626	$55,898	$6,243	$18,153	$6,624	$273,300

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$10,388	$55,208	$359,523	$146,488	$79,919	$215,062	$14,692	$881,280
Special mention	—	—	12,325	—	—	4,494	—	16,819
Substandard	—	—	1,296	7,063	—	226	—	8,585
Nonaccrual	—	—	—	—	—	—	—	—
Total commercial real estate loans	$10,388	$55,208	$373,144	$153,551	$79,919	$219,782	$14,692	$906,684

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$1,089	$23,045	$73,513	$45,185	$7,989	$20,445	$8,459	$179,725
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	48	—	76	—	124
Nonaccrual	—	—	—	256	104	293	—	653
Total farmland loans	$1,089	$23,045	$73,513	$45,489	$8,093	$20,814	$8,459	$180,502

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$14,126	$62,059	$143,318	$117,522	$41,147	$118,567	$22,114	$518,853
Special mention	—	—	—	72	—	19	—	91
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	1,245	371	2,847	166	4,629
Total 1-4 family residential loans	$14,126	$62,059	$143,318	$118,839	$41,518	$121,433	$22,280	$523,573

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$—	$1,971	$19,946	$15,047	$2,337	$5,261	$7	$44,569
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$—	$1,971	$19,946	$15,047	$2,337	$5,261	$7	$44,569

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$6,817	$21,293	$12,771	$4,987	$2,033	$2,630	$3,830	$54,361
Special mention	—	27	7	—	—	9	—	43
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	29	80	72	23	43	—	247
Total consumer loans and overdrafts	$6,817	$21,349	$12,858	$5,059	$2,056	$2,682	$3,830	$54,651

Charge-offs	$(59)	$(20)	$(8)	$—	$—	$(7)	$—	$(94)
Recoveries	17	—	—	2	3	2	—	24
Current period net	$(42)	$(20)	$(8)	$2	$3	$(5)	$—	$(70)

Agricultural:
Pass	$689	$1,612	$1,702	$1,001	$636	$804	$5,855	$12,299
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	19	—	19
Nonaccrual	—	—	—	—	—	100	—	100
Total agricultural loans	$689	$1,612	$1,702	$1,001	$636	$923	$5,855	$12,418

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	2	—	2
Current period net	$—	$—	$—	$—	$—	$2	$—	$2

Total loans:
Pass	$53,769	$280,463	$770,610	$422,873	$152,427	$400,004	$150,502	$2,230,648
Special mention	—	27	12,341	160	—	4,604	—	17,132
Substandard	—	490	1,738	7,144	990	954	—	11,316
Nonaccrual	73	212	206	1,573	505	3,414	178	6,161
Total loans	$53,842	$281,192	$784,895	$431,750	$153,922	$408,976	$150,680	$2,265,257

Charge-offs	$(59)	$(20)	$(8)	$—	$(216)	$(7)	$—	$(310)
Recoveries	17	—	—	2	3	178	—	200
Total current period net (charge-offs) recoveries	$(42)	$(20)	$(8)	$2	$(213)	$171	$—	$(110)

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

(Continued)

18.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$26,161	$15,181	$5,840	$2,449	$589	$2,307	$4,488	$57,015
Special mention	6	26	5	—	—	—	—	37
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	19	52	75	25	42	37	—	250
Total consumer loans and overdrafts	$26,186	$15,259	$5,920	$2,474	$631	$2,344	$4,488	$57,302

Charge-offs	$(346)	$(38)	$(51)	$(11)	$(5)	$—	$—	$(451)
Recoveries	61	—	4	1	—	23	40	129
Current period net	$(285)	$(38)	$(47)	$(10)	$(5)	$23	$40	$(322)

Agricultural:
Pass	$1,857	$1,962	$1,078	$685	$236	$604	$5,879	$12,301
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	25	—	25
Nonaccrual	—	—	256	—	74	29	—	359
Total agricultural loans	$1,857	$1,962	$1,334	$685	$310	$658	$5,879	$12,685

Charge-offs	$—	$—	$—	$—	$—	$(3)	$—	$(3)
Recoveries	—	—	—	—	—	2	—	2
Current period net	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Total loans:
Pass	$288,301	$810,203	$441,607	$158,291	$107,314	$316,988	$159,933	$2,282,637
Special mention	6	7,042	137	958	147	1,196	250	9,736
Substandard	—	16,210	6,950	370	446	635	—	24,611
Nonaccrual	19	254	3,108	85	323	1,769	34	5,592
Total loans	$288,326	$833,709	$451,802	$159,704	$108,230	$320,588	$160,217	$2,322,576

Charge-offs	$(615)	$(38)	$(76)	$(52)	$(36)	$(94)	$(293)	$(1,204)
Recoveries	61	—	4	1	—	29	55	150
Total current period net charge-offs	$(554)	$(38)	$(72)	$(51)	$(36)	$(65)	$(238)	$(1,054)
There were no loans classified in the “doubtful” or “loss” risk rating categories as of March 31, 2024 or December 31, 2023.

There were no individually evaluated collateral-dependent loans within the ACL model as of March 31, 2024.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans within the ACL model as of December 31, 2023.

December 31, 2023	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$—	$217	$217	$217
Real estate:
Construction and development	—	—	—	—
Commercial real estate	14,527	—	14,527	—
Total	$14,527	$217	$14,744	$217

(Continued)

19.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

March 31, 2024	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$643	$127	$130	$900	$268,660	$269,560	$—
Real estate:
Construction and development	94	—	176	270	273,030	273,300	—
Commercial real estate	454	576	—	1,030	905,654	906,684	—
Farmland	2,311	—	251	2,562	177,940	180,502	—
1-4 family residential	2,165	266	3,257	5,688	517,885	523,573	—
Multi-family residential	—	—	—	—	44,569	44,569	—
Consumer	264	59	153	476	53,899	54,375	—
Agricultural	73	—	29	102	12,316	12,418	—
Overdrafts	—	—	—	—	276	276	—
Total	$6,004	$1,028	$3,996	$11,028	$2,254,229	$2,265,257	$—

December 31, 2023	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$621	$30	$1,656	$2,307	$285,258	$287,565	$—
Real estate:
Construction and development	315	288	117	720	295,919	296,639	—
Commercial real estate	356	—	132	488	922,707	923,195	—
Farmland	226	84	—	310	185,985	186,295	—
1-4 family residential	2,827	1,110	1,612	5,549	509,054	514,603	—
Multi-family residential	—	—	—	—	44,292	44,292	—
Consumer	169	77	162	408	56,651	57,059	—
Agricultural	16	—	—	16	12,669	12,685	—
Overdrafts	—	—	—	—	243	243	—
Total	$4,530	$1,589	$3,679	$9,798	$2,312,778	$2,322,576	$—

The following table presents information regarding nonaccrual loans as of:

	March 31, 2024	December 31, 2023
Commercial and industrial	$283	$1,777
Real estate:
Construction and development	249	117
Commercial real estate	—	132
Farmland	653	164
1-4 family residential	4,629	2,793
Consumer and overdrafts	247	250
Agricultural	100	359
Total	$6,161	$5,592

There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual. There were no nonaccrual loans for which there was no related allowance at March 31, 2024.

Modifications to Borrowers Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023. No loan modifications were made during the three months ended March 31, 2024.

(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

For the Three Months Ended March 31, 2023	Term Extension	Total Class of Financing Receivable
Consumer	$49	0.08%
Total loans	$49	0.00%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

Loan Type	Financial Effect
Consumer	Amortization period was extended by a weighted-average period of 7.2 years.

The following table provides an age analysis of loans made to borrowers experiencing financial difficulty that have been modified during the last twelve months and continue to experience financial difficulty as of March 31, 2024:

	Current	30 to 89 Days Past Due	90 Days or Greater Past Due
Commercial and industrial	$792	$—	$—
1-4 family residential	53	—	—
Consumer	9	—	—
Total loans	$854	$—	$—

As of March 31, 2024, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 and 2023 that subsequently defaulted.

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

Securities sold under agreements to repurchase were $39,058 and $25,172 as of March 31, 2024 and December 31, 2023, respectively, and are secured by mortgage-backed securities and collateralized mortgage obligations.

The Company has an unsecured $25,000 revolving line of credit, which had no outstanding balance at March 31, 2024 and a $4,500 outstanding balance at December 31, 2023, bears interest at the greater of (i) the prime rate, which was 8.50% at March 31, 2024, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2025.

Federal Home Loan Bank (FHLB) advances bear interest based on a fixed or variable rate, payable monthly, with all principal due at maturity. The following table presents the scheduled maturities of fixed and variable rate FHLB advances and their weighted average rates, as of March 31, 2024:

Year	Current Weighted Average Rate	Principal Due
Fixed rate advances
2024	5.43%	$75,000
Total FHLB advances		$75,000

NOTE 5 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	March 31, 2024	December 31, 2023
Trust III Debentures	$2,062	$2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note	34,602	34,568
Other debentures	4,000	4,000
	$45,819	$45,785

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

As of March 31, 2024, the Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I”). Upon formation, the Trusts issued pass-through securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts (composed of Trust III and DCB Trust I) issued common securities to the Company. The Trusts invested the proceeds of the sales of securities to the Company (“Debentures”). The Debentures mature approximately 30 years after the formation date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and any other required regulatory approvals).

	Trust III	DCB Trust I
Formation date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at March 31, 2024 and December 31, 2023. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Trust III Debentures

Interest is payable at a variable rate per annum, reset quarterly, equal to 3-month Secured Overnight Financing Rate ("SOFR") plus 1.93%.

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

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Subordinated Note

In March 2022, the Company completed a private placement of $35,000 aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three-month term SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of related unamortized issuance costs on the consolidated balance sheets.

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. Various of these debentures have matured since issuance and $4,000 remains as of March 31, 2024. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the maturity date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

The scheduled principal payments and weighted average rates of the Debentures, the subordinated note and other debentures are as follows:

Year	Current Weighted Average Rate	Principal Due
2024	3.74%	$4,000
2025 - 2028	—	—
Thereafter	4.27%	42,217
Total scheduled principal payments		46,217
Unamortized debt issuance costs		(398)
		$45,819

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

(Continued)

23.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

A summary of stock option activity in the Plan during the three months ended March 31, 2024 and 2023 follows:

Three Months Ended March 31, 2024	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	465,680	$28.12	5.46	$2,782
Granted	2,500	30.49
Exercised	(3,300)	20.91
Forfeited	(10,500)	34.84
Balance, March 31, 2024	454,380	$28.03	5.20	$1,632

Exercisable at end of period	294,880	$26.28	3.77	$1,378

Three Months Ended March 31, 2023	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	497,820	$28.07	5.87	$3,402
Granted	15,500	29.91
Exercised	(8,800)	25.57
Forfeited	(15,440)	30.42
Balance, March 31, 2023	489,080	$28.10	5.77	$1,037

Exercisable at end of period	281,500	$25.57	4.26	$850

A summary of nonvested stock option activity in the Plan during the three months ended March 31, 2024 and 2023 follows:

Three Months Ended March 31, 2024	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	182,570	$6.10
Granted	2,500	5.28
Vested	(17,170)	5.53
Forfeited	(8,400)	8.95
Balance, March 31, 2024	159,500	$6.09

Three Months Ended March 31, 2023	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	216,480	$5.95
Granted	15,500	6.02
Vested	(18,200)	5.62
Forfeited	(6,200)	13.10
Balance, March 31, 2023	207,580	$5.99

Information related to stock options in the Plan is as follows for the three months ended:

	March 31, 2024	March 31, 2023
Intrinsic value of options exercised	$31	$22
Cash received from options exercised	69	225
Weighted average fair value of options granted	5.28	6.02

(Continued)

24.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Restricted Stock Awards

A summary of restricted stock activity in the Plan during the three months ended March 31, 2024 and 2023 follows:

Three Months Ended March 31, 2024	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	15,390	$28.87
Granted	2,388	30.49
Vested	(3,511)	5.31
Forfeited	(221)	34.10
Balance, March 31, 2024	14,046	$29.14

Three Months Ended March 31, 2023	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	18,930	$27.51
Granted	1,474	34.10
Vested	(2,970)	27.50
Forfeited	(880)	27.78
Balance, March 31, 2023	16,554	$29.03

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of March 31, 2024, there was $1,256 of total unrecognized compensation expense related to nonvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.99 years.

The Company granted options under the Plan during the first three months of 2024 and 2023. Expense of $138 and $148 was recorded during the three months ended March 31, 2024 and 2023, respectively, which represents the fair value of shares, restricted stock and stock options vested during those periods.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the three months ended March 31, 2024 and 2023 totaled $455 and $493, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the Guaranty common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of March 31, 2024, the number of shares held by the KSOP was 1,020,417. There were no unallocated shares to plan participants as of March 31, 2024, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a nonqualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $42,119 and $42,348 as of March 31, 2024 and December 31, 2023, respectively.

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Expense related to these plans totaled $429 and $360 for the three months ended March 31, 2024 and 2023, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $6,640 and $6,050 as of March 31, 2024 and December 31, 2023, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the three months ended March 31, 2024 and 2023 totaled $885 and $875, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 11 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are composed of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of March 31, 2024, operating lease right-of-use assets were $11,968 and liabilities were $12,625, and as of December 31, 2023, lease assets and liabilities were $12,485 and $13,128, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Cash paid for operating leases was $570 and $563 for the three months ended March 31, 2024 and 2023, respectively. Operating lease expense for operating leases accounted for under ASC 842 for the three months ended March 31, 2024 and 2023 was approximately $584 and $578, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	March 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$11,968	$12,485
Operating lease liabilities	12,625	13,128

Weighted average remaining lease term
Operating leases	7 years	7 years
Weighted average discount rate
Operating leases	2.28%	2.28%

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2028 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of March 31, 2024, are as follows:

Year Ended December 31,	Amount
2024	$1,717
2025	2,134
2026	1,897
2027	1,735
2028	1,688
Thereafter	3,856
Total lease payments	13,027
Less: interest	(402)
Present value of lease liabilities	$12,625

As of March 31, 2024, the Company had an additional operating lease that has not yet commenced with future minimum lease payments of approximately $1,201. This operating lease is expected to commence in June 2024 with a lease term of 10 years.

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended March 31,
	2024	2023
Income tax expense for the period	$1,722	$1,823
Effective tax rate	20.49%	18.05%

The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended March 31, 2024 and 2023 largely due to tax exempt interest income earned on certain investment securities and loans.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL with respect to these commitments as of March 31, 2024 and December 31, 2023.

(Continued)

27.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. As of March 31, 2024 and December 31, 2023, no amounts have been recorded as an ACL for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	March 31, 2024	December 31, 2023
Commitments to extend credit	$310,054	$336,036
Letters of credit	7,153	7,536

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At March 31, 2024, the Company had letters of credit of $5,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 11 - REGULATORY MATTERS

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of March 31, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it was subject.

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

As of March 31, 2024 and December 31, 2023, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since March 31, 2024 that management believes have changed the Company’s category.

(Continued)

28.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $7,217 of trust preferred securities in Tier 1 capital as of both March 31, 2024 and December 31, 2023. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total capital to risk-weighted assets:
Consolidated	$371,036	15.58%	$190,577	8.00%	$250,132	10.50%	$238,221	10.00%
Bank	365,983	15.37%	190,459	8.00%	249,977	10.50%	238,073	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	306,647	12.87%	142,933	6.00%	202,488	8.50%	142,933	6.00%
Bank	336,214	14.12%	142,844	6.00%	202,362	8.50%	190,459	8.00%
Tier 1 capital to average assets:(1)
Consolidated	306,647	9.66%	126,913	4.00%	126,913	4.00%	n/a
Bank	336,214	10.63%	126,532	4.00%	126,532	4.00%	158,165	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	299,430	12.57%	107,200	4.50%	166,755	7.00%	n/a
Bank	336,214	14.12%	107,133	4.50%	166,651	7.00%	154,748	6.50%

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

Dividends paid by Guaranty are mainly provided by dividends from its subsidiaries. However, certain regulatory restrictions exist regarding the ability of its bank subsidiary to transfer funds to Guaranty in the form of cash dividends, loans or

(Continued)

29.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

advances. The amount of dividends that a subsidiary bank organized as a national banking association, such as the Bank, may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the Office of the Comptroller of the Currency, consist of net income less dividends declared during the period.

NOTE 12 - FAIR VALUE

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

March 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$183,140	$—	$183,140	$—
Collateralized mortgage obligations	16,114	—	16,114	—
Municipal securities	2,473	—	2,473	—
Corporate bonds	27,060	—	27,060	—
Loans held for sale	874	—	—	874
Cash surrender value of life insurance	42,119	—	42,119	—
SBA servicing assets	661	—	—	661

Assets at fair value on a nonrecurring basis:
Other real estate owned	14,900	—	—	14,900

December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$149,812	$—	$149,812	$—
Collateralized mortgage obligations	17,074	—	17,074	—
Municipal securities	2,504	—	2,504	—
Corporate bonds	26,805	—	26,805	—
Loans held for sale	976	—	—	976
Cash surrender value of life insurance	42,348	—	42,348	—
SBA servicing assets	691	—	—	691

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	14,527	—	—	14,527

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2024 or during the year ended December 31, 2023.

Nonfinancial Assets and Nonfinancial Liabilities

Nonfinancial assets measured at fair value on a nonrecurring basis include certain foreclosed assets which, upon initial recognition, are remeasured and reported at fair value through a charge-off (if applicable) to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

As of March 31, 2024 and 2023, and December 31, 2023, there were no foreclosed assets that were remeasured and recorded at fair value.

The following table presents quantitative information about nonrecurring Level 3 fair value measurements as of March 31, 2024. There were no nonrecurring level 3 fair value measurements requiring quantitative information as of December 31, 2023.

(Continued)

31.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

March 31, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$14,900	Appraisal value of collateral	Selling costs or other normal adjustments	16%

The following table presents information on individually evaluated collateral dependent loans included in the ACL model as of December 31, 2023. There were no individually evaluated collateral dependent loans included in the ACL model as of March 31, 2024.

	Fair Value Measurements Using
December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
Real estate:
Commercial real estate	$—	$—	$14,527	$14,527
Total	$—	$—	$14,527	$14,527

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of March 31, 2024 and December 31, 2023, are as follows:

	Fair value measurements as of March 31, 2024 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$73,093	$73,093	$—	$—	$73,093
Marketable securities held to maturity	363,963	—	331,480	—	331,480
Loans, net	2,234,012	—	—	2,148,577	2,148,577
Accrued interest receivable	11,747	—	11,747	—	11,747
Nonmarketable equity securities	20,870	—	20,870	—	20,870
Financial liabilities:
Deposits	$2,627,844	$1,931,728	$697,604	$—	$2,629,332
Securities sold under repurchase agreements	39,058	—	39,058	—	39,058
Accrued interest payable	5,588	—	5,588	—	5,588
Federal Home Loan Bank advances	75,000	—	74,981	—	74,981
Subordinated debt	45,819	—	46,304	—	46,304

	Fair value measurements as of December 31, 2023 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$89,524	$89,524	$—	$—	$89,524
Marketable securities held to maturity	404,208	—	374,523	—	374,523
Loans, net	2,290,881	—	—	2,187,669	2,187,669
Accrued interest receivable	13,143	—	13,143	—	13,143
Nonmarketable equity securities	24,128	—	24,128	—	24,128
Financial liabilities:
Deposits	$2,633,246	$1,928,063	$706,074	$—	$2,634,137
Securities sold under repurchase agreements	25,172	—	25,172	—	25,172
Accrued interest payable	5,272	—	5,272	—	5,272
Federal Home Loan Bank advances	140,000	—	139,963	—	139,963
Subordinated debt	45,785	—	46,433	—	46,433

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

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. Net losses attributable to the noncontrolling interest during the three months ended March 31, 2024 and 2023 were $7 and $4, respectively, and are excluded from this calculation. Diluted earnings per share reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net earnings of the Company. Dilutive share equivalents include stock-based awards issued to employees.

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

(Continued)

33.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$6,688	$8,281

Denominator:
Weighted-average shares outstanding (basic)	11,539,167	11,939,593
Effect of dilutive securities:
Common stock equivalent shares from stock options	59,072	72,411
Weighted-average shares outstanding (diluted)	11,598,239	12,012,004

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$0.58	$0.69
Diluted	$0.58	$0.69

(Continued)

34.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) and any subsequent Quarterly Reports on Form 10-Q, the risk factors appearing in Item 1A of Part II of this Report, and the other risks and uncertainties listed from time to time in our reports and documents filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023. Unless the context indicates otherwise, references in this Report to “we,” “our,” “us,” and the “Company” refer to Guaranty Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries. References in this Report to “Guaranty Bank & Trust” and the “Bank” refer to Guaranty Bank & Trust, N.A., a national banking association and our wholly-owned consolidated subsidiary.

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

We currently operate 33 banking locations in the East Texas, Dallas/Fort Worth, Houston and Central Texas regions of the state. Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas, 75001 and our telephone number is (888) 572-9881. Our website address is www.gnty.com. Information contained on our website does not constitute a part of this Report and is not incorporated by reference into this filing or any other report.

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

QUARTERLY HIGHLIGHTS

•
Good Earnings and Improving NIM. Earnings were good in the first quarter as net interest margin improved and non-interest income was boosted from sales of SBA and mortgage loans as well as recoveries from previously marked-down receivables due from the SBA. Net interest margin, on a fully taxable equivalent basis, has continued to improve from 3.02% in the third quarter of 2023 to 3.11% in the fourth quarter of 2023 and 3.16% in the first quarter of 2024. The improvements have resulted primarily from a slow-down in deposit cost increases, while earning assets have continued to reprice upward. The SBA receivable was related to the guaranteed portion of three SBA loans that were acquired from Westbound Bank. The receivable was partially written down in the third quarter of 2022, as there was uncertainty at that time about possible SBA haircuts in the guaranteed portion due to file documentation. However, after extensive review by the SBA, the full amount of guarantees was received during the first quarter of 2024.

(Continued)

35.

•
Stable Asset Quality. Although we are seeing some deterioration for certain borrowers, overall credit quality remains strong and the expected losses on deteriorating credits are low primarily due to the Bank's equity position and/or strong guarantor support. During the quarter, we foreclosed on a multi-purpose commercial real estate loan in a vibrant location in the South Austin area and recorded other real estate owned of $14.9 million. A recent appraisal indicates an LTV (prior to foreclosure) of 68.5%. Interest in purchasing the property has been high and we are in discussions with several interested parties. We expect little or no loss on the sale of this other real estate owned. Nonperforming assets as a percentage of total assets were 0.68% at March 31, 2024, compared to 0.18% at December 31, 2023 and 0.40% at March 31, 2023. Net charge-offs (annualized) to average loans were 0.02% for the quarter ended March 31, 2024, compared to 0.04% for the quarter ended December 31, 2023, and 0.00% for the quarter ended March 31, 2023. Commercial real estate (CRE) loans, particularly office related loans, have received increased scrutiny in recent months. As of March 31, 2024, our CRE loans and real estate C&D loans represent 40.0% and 12.1% of the total loan portfolio, respectively, and office-related loans represent 4.6% of the total loan portfolio and have an average balance of $516,000.
•
Granular and Consistent Core Deposit Base. As of March 31, 2024, we have 88,493 total deposit accounts with an average account balance of $29,696. We have a historically reliable core deposit base, with strong and trusted banking relationships. Total deposits decreased by $5.4 million during the first quarter, which resulted primarily from the maturity of $25.0 million in brokered deposits in February 2024 that we did not renew. Excluding these brokered CDs, total core deposits grew $19.6 million during the first quarter. DDA balances decreased $27.1 million, savings and MMDA balances increased $30.8 million and time deposits (excluding matured brokered CDs) increased $15.9 million. Excluding public funds and bank-owned accounts, our uninsured deposits as of March 31, 2024 were 25.43% of total deposits. Interest rates paid on deposits during the quarter stabilized with minimal increases. Despite the decrease in DDA during the quarter, noninterest-bearing deposits still represent 31.5% of total deposits. Our cost of interest-bearing deposits increased eight basis points during the quarter from 3.17% in the prior quarter to 3.25%. This increase was primarily due to renewals of maturing certificates of deposit into new CDs paying higher rates and the shift from noninterest-bearing balances to interest-bearing. Our cost of total deposits for the first quarter of 2024 increased nine basis points from 2.14% in the prior quarter to 2.23%†.
•
Healthy Capital and Liquidity. Our capital and liquidity ratios, as well as contingent liquidity sources, remain very healthy. During the first quarter of 2024, we repurchased 11,651 shares of our common stock, or 0.10% of average shares outstanding during the period, at an average price of $28.76 per share. Our liquidity ratio, calculated as cash and cash equivalents and unpledged investments divided by total liabilities, was 10.6% as of March 31, 2024, compared to 15.3% as of March 31, 2023. Our total available contingent liquidity, net of current outstanding borrowings, was $1.3 billion, consisting of FHLB, FRB and correspondent bank fed funds and revolving lines of credit. Finally, our total equity to average quarterly assets as of March 31, 2024 was 9.6%. If we had to recognize our entire unrealized losses on both AFS and HTM securities, our total equity to average assets ratio would be 8.8%†, which we believe represents a strong capital level under regulatory requirements

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in subsequent sections of this MD&A.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2024 and 2023

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended March 31, 2024 with the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Net earnings attributable to Guaranty Bancshares Inc. were $6.7 million for the three months ended March 31, 2024, as compared to $8.3 million for the three months ended March 31, 2023. Basic earnings attributable to Guaranty Bancshares, Inc. per share were $0.58 for the three months ended March 31, 2024 compared to $0.69 during the same period in 2023.

(Continued)

36.

The following table presents key earnings data for the periods indicated:

	Quarter Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Net earnings attributable to Guaranty Bancshares, Inc.	$6,688	$8,281
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	0.58	0.69
-diluted	0.58	0.69
Net interest margin(1)	3.18%	3.25%
Net interest rate spread(2)	2.08%	2.36%
Return on average assets	0.85%	1.01%
Return on average equity	8.93%	11.18%
Average equity to average total assets	9.47%	9.04%
Cash dividend payout ratio	41.38%	33.33%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Net Interest Income

Net interest income, before the provision for credit losses, in the first quarter of 2024 and 2023 was $23.6 million and $25.2 million, respectively, a decrease of $1.6 million, or 6.3%. The decrease in net interest income resulted from an increase in interest expense of $5.2 million, or 43.3%, compared to the prior year quarter, which was partially offset by an increase in interest income of $3.6 million, or 9.7%, from the same quarter in the prior year. The increase in interest expense was due primarily to a $6.8 million increase in deposit interest resulting from higher interest rates between the two periods. Interest expense was also somewhat impacted by a shift from noninterest-bearing to interest-bearing deposit accounts, which resulted in increased expense in the first quarter of 2024 compared to the prior year quarter. The increase in interest income was primarily due to an increase in loan interest of $3.3 million, or 10.4%, during the current quarter compared to the prior year quarter.

Net interest margin, on a fully taxable equivalent basis, for the first quarter of 2024 and 2023 was 3.16% and 3.24%, respectively.

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

The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2024 and 2023, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

37.

	Quarter Ended March 31,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,299,177	$35,491	6.21%	$2,388,045	$32,157	5.46%
Securities available for sale	216,298	1,851	3.44	184,572	1,068	2.35
Securities held to maturity	393,394	2,533	2.59	502,760	3,050	2.46
Nonmarketable equity securities	24,438	248	4.08	28,381	419	5.99
Interest-bearing deposits in other banks	45,672	629	5.54	34,986	450	5.22
Total interest-earning assets	2,978,979	40,752	5.50	3,138,744	37,144	4.80
Allowance for credit losses	(30,879)			(31,934)
Noninterest-earning assets	230,829			218,195
Total assets	$3,178,929			$3,325,005
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,789,119	$14,459	3.25%	$1,624,610	$7,655	1.91%
Advances from FHLB and fed funds purchased	141,593	1,920	5.45	310,103	3,774	4.94
Line of credit	841	18	8.61	—	—	—
Subordinated debt	45,797	517	4.54	49,164	540	4.45
Securities sold under agreements to repurchase	41,271	251	2.45	10,974	13	0.48
Total interest-bearing liabilities	2,018,621	17,165	3.42	1,994,851	11,982	2.44
Noninterest-bearing liabilities:
Noninterest-bearing deposits	823,638			1,002,793
Accrued interest and other liabilities	35,469			26,912
Total noninterest-bearing liabilities	859,107			1,029,705
Equity	301,201			300,449
Total liabilities and equity	$3,178,929			$3,325,005
Net interest rate spread(2)			2.08%			2.36%
Net interest income		$23,587			$25,162
Net interest margin(3)			3.18%			3.25%
Net interest margin, fully taxable equivalent(4)			3.16%			3.24%

(1) Includes average outstanding balances of loans held for sale of $704,000 and $1.7 million for the quarter ended March 31, 2024 and 2023, respectively.
(2) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3) Net interest margin is equal to net interest income divided by average interest-earning assets, annualized.

(4) Net interest margin on a fully taxable equivalent basis is equal to net interest income adjusted for nontaxable income divided by average interest-earning assets, annualized, using a marginal tax rate of 21%.

(Continued)

38.

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

	For the Three Months Ended March 31, 2024 vs. 2023
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$(1,206)	$4,540	$3,334
Securities available for sale	185	598	783
Securities held to maturity	(669)	152	(517)
Nonmarketable equity securities	(59)	(112)	(171)
Interest-earning deposits in other banks	139	40	179
Total (decrease) increase in interest income	$(1,610)	$5,218	$3,608

Interest-bearing liabilities:
Interest-bearing deposits	$781	$6,023	$6,804
Advances from FHLB	(2,070)	216	(1,854)
Line of credit	18	—	18
Subordinated debt	(37)	14	(23)
Securities sold under agreements to repurchase	36	202	238
Total (decrease) increase in interest expense	(1,272)	6,455	5,183
Decrease in net interest income	$(338)	$(1,237)	$(1,575)

Provision for Credit Losses

We recorded a $250,000 reversal to our provision for credit losses during the first quarter of 2024. Our loan balances decreased $57.3 million during the quarter, while credit quality trends remained relatively stable and the qualitative factors used to account for changes in economic conditions and expected losses were adjusted in 2023. Those assumptions remain relevant in the current quarter, thus no additional qualitative factor adjustments were made in the first quarter of 2024. As of March 31, 2024, our allowance for credit losses as a percentage of total loans was 1.35%.

Noninterest Income

The following table presents components of noninterest income for the three months ended March 31, 2024 and 2023 and the period-over-period variations in the categories of noninterest income:

	Quarter Ended March 31,		Increase (Decrease)
(in thousands)	2024	2023	2024 vs. 2023
Noninterest income:
Service charges	$1,069	$1,077	$(8)
Net realized gain on securities transactions	—	93	(93)
Gain on sale of loans	272	314	(42)
Fiduciary and custodial income	649	638	11
Bank-owned life insurance income	251	214	37
Merchant and debit card fees	1,706	1,674	32
Loan processing fee income	118	134	(16)
Mortgage fee income	41	68	(27)
Other noninterest income	1,152	693	459
Total noninterest income	$5,258	$4,905	$353

Total noninterest income increased $353,000, or 7.2%, for the three months ended March 31, 2024 compared to the same period in 2023. Material changes in the components of noninterest income are discussed below.

Net Realized Gain on Securities Transactions. We sell securities from time-to-time, which results in gains or losses being recognized in the income statement as noninterest income. During the three months ended March 31, 2023 we sold securities for a net gain of $93,000. No securities were sold during the three months ended March 31, 2024.

(Continued)

39.

Gain on Sale of Loans. We sold 27 mortgage loans for $7.0 million during the three months ended March 31, 2024 compared to 44 mortgage loans for $12.7 million during the three months ended March 31, 2023. Gain on sale of loans was $272,000 for the three months ended March 31, 2024, a decrease of $42,000, or 13.4%, compared to $314,000 for the same period in 2023. The total gain on loans sold during the quarter ended March 31, 2024 consisted of a gain of $184,000 in mortgage loans and a gain of $88,000 in SBA 7(a) loans sold, compared to a gain of $314,000 in mortgage loans and no SBA loans sold, respectively, during the quarter ended March 31, 2023.

Bank-Owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $37,000, or 17.3%, during the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023. The increase in income was primarily due to additional policies purchased on the lives of existing officers of the Company and an increase in yield crediting rates for certain carriers.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees was $118,000 for the quarter ended March 31, 2024, compared to $134,000 for the same period in 2023, a decrease of $16,000, or 11.9%. The decrease was primarily due to a decline in the volume of newly originated, renewed or extended loans during the period.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. Mortgage fee income decreased $27,000, or 39.7%, from March 31, 2023 primarily due to a lower volume of mortgage purchases and refinances during the quarter ended March 31, 2024.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $459,000, or 66.2%, compared to the same period in 2023. The increase in other noninterest income was due primarily to $499,000 in recoveries made on three SBA loan guaranty receivables during the first quarter of 2024.

Noninterest Expense

For the three months ended March 31, 2024, noninterest expense totaled $20.7 million, an increase of $725,000, or 3.6%, compared to $20.0 million for the three months ended March 31, 2023. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended March 31,		Increase (Decrease)
(in thousands)	2024	2023	2024 vs. 2023
Employee compensation and benefits	$12,437	$12,264	$173
Non-staff expenses:
Occupancy expenses	2,747	2,830	(83)
Legal and professional fees	772	583	189
Software and technology	1,642	1,396	246
Amortization	143	161	(18)
Director and committee fees	200	199	1
Advertising and promotions	169	267	(98)
ATM and debit card expense	609	599	10
Telecommunication expense	173	183	(10)
FDIC insurance assessment fees	360	301	59
Other noninterest expense	1,440	1,184	256
Total noninterest expense	$20,692	$19,967	$725
Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $12.4 million for the three months ended March 31, 2024, an increase of $173,000, or 1.4%, compared to $12.3 million for the same period in 2023. The increase resulted primarily from higher salary expense and employee benefits during the quarter ended March 31, 2024.

Occupancy Expense. Occupancy expenses are mainly composed of depreciation expense on fixed assets and lease expense related to ASC 842 accounting. Occupancy expenses decreased $83,000, or 2.9%, compared to the same

(Continued)

40.

quarter of the prior year. The decrease was primarily due to an $80,000 decrease in maintenance and service expenses incurred during the quarter ended March 31, 2024 compared to the prior year quarter.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments other than FDIC insurance assessment fees, were $772,000 and $583,000 for the quarters ended March 31, 2024 and 2023, respectively, an increase of $189,000, or 32.4%. The increase was primarily due to legal fees related to the foreclosure of a property and recruiting fees during the quarter ended March 31, 2024.

Software and Technology. Software and technology expenses increased $246,000, or 17.6%, from $1.4 million for the quarter ended March 31, 2023 to $1.6 million for the quarter ended March 31, 2024. The increase was due to continued investments in digital banking software, tools to improve efficiencies for customers and operational departments and for cybersecurity enhancements.

Advertising and Promotions. Advertising and promotion-related expenses were $169,000 and $267,000 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $98,000, or 36.7%. The decrease was primarily due to decreased advertising and vendor costs in the current period compared to the same period in the prior year.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $360,000 for the three months ended March 31, 2024, compared to $301,000 for the same period in 2023. The increase of $59,000, or 19.6%, was primarily due to an increase in the assessment rate resulting from changes in certain financial ratios used in the calculation and an overall increase in our assessment base, which is calculated as average total assets, less average tangible equity.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $256,000, or 21.6%, primarily due to various smaller dollar increases in general operating costs during the first quarter of 2024, compared to the prior year quarter.

Income Tax Expense

For the three months ended March 31, 2024 and 2023, income tax expense totaled $1.7 million and $1.8 million, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 were 20.49% and 18.05%, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended March 31, 2024 and 2023, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank-owned life insurance.

Discussion and Analysis of Financial Condition as of March 31, 2024

Assets

Our total assets decreased $57.4 million, or 1.8%, from $3.18 billion as of December 31, 2023 to $3.13 billion as of March 31, 2024. The decline was primarily due to a decrease in gross loans of $57.3 million, or 2.5%, and a $7.7 million, or 1.3%, decrease in total investment securities during the period.

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

Our loan portfolio is the largest category of our earning assets. As of March 31, 2024 and December 31, 2023 total loans held for investment were $2.27 billion and $2.32 billion, respectively, a decrease of $57.3 million between periods. Additionally, $874,000 and $976,000 in loans were classified as held for sale as of March 31, 2024 and December 31, 2023, respectively.

(Continued)

41.

Total loans, excluding those held for sale, as a percentage of deposits, were 86.2% and 88.2% as of March 31, 2024 and December 31, 2023, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 72.4% and 72.9% as of March 31, 2024 and December 31, 2023, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2023 to March 31, 2024:

(dollars in thousands)	As of March 31, 2024	As of December 31, 2023	Increase (Decrease)	Percent Change
Commercial and industrial	$269,560	$287,565	$(18,005)	(6.26%)
Real estate:
Construction and development	273,300	296,639	(23,339)	(7.87%)
Commercial real estate	906,684	923,195	(16,511)	(1.79%)
Farmland	180,502	186,295	(5,793)	(3.11%)
1-4 family residential	523,573	514,603	8,970	1.74%
Multi-family residential	44,569	44,292	277	0.63%
Consumer and overdrafts	54,651	57,302	(2,651)	(4.63%)
Agricultural	12,418	12,685	(267)	(2.10%)
Total loans held for investment	$2,265,257	$2,322,576	$(57,319)	(2.47%)

Total loans held for sale	$874	$976	$(102)	(10.45%)

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of March 31, 2024 are summarized in the following table:

	As of March 31, 2024
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$117,037	$91,805	$58,189	$2,529	$269,560
Real estate:
Construction and development	132,208	47,446	54,763	38,883	273,300
Commercial real estate	66,688	204,549	339,840	295,607	906,684
Farmland	30,522	65,675	41,858	42,447	180,502
1-4 family residential	35,138	34,017	180,006	274,412	523,573
Multi-family residential	1,951	20,787	16,798	5,033	44,569
Consumer	12,954	38,229	1,836	1,632	54,651
Agricultural	7,955	3,952	511	—	12,418
Total loans	$404,453	$506,460	$693,801	$660,543	$2,265,257
Amounts with fixed rates	$250,898	$395,025	$38,795	$33,724	$718,442
Amounts with adjustable rates	$153,555	$111,435	$655,006	$626,819	$1,546,815

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

(Continued)

42.

Nonperforming assets as a percentage of total loans were 0.94% at March 31, 2024, compared to 0.25% at December 31, 2023. The Bank's nonperforming assets consist primarily of other real estate owned and nonaccrual loans. The increase in nonperforming assets was primarily due to the foreclosure of a multi-purpose commercial real estate loan in the South Austin area during the first quarter of 2024. A recent appraisal indicates an LTV (prior to foreclosure) of 68.5%. Interest in purchasing the property has been high and we are in discussions with several interested parties. We expect little or no loss on the sale of this other real estate owned.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$6,161	$5,592
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	6,161	5,592
Other real estate owned:
Residential real estate	14,900	—
Total other real estate owned	14,900	—
Repossessed assets owned	236	234
Total other assets owned	15,136	234
Total nonperforming assets	$21,297	$5,826
Ratio of nonaccrual loans to total loans(1)	0.27%	0.24%
Ratio of nonperforming loans to total loans(1)	0.27%	0.24%
Ratio of nonperforming assets to total loans(1)	0.94%	0.25%
Ratio of nonperforming assets to total assets	0.68%	0.18%

(1) Excludes loans held for sale of $874,000 and $976,000 as of March 31, 2024 and December 31, 2023, respectively.

The following table presents nonaccrual loans by category as of:

(in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$283	$1,777
Real estate:
Construction and development	249	117
Commercial real estate	—	132
Farmland	653	164
1-4 family residential	4,629	2,793
Consumer and overdrafts	247	250
Agricultural	100	359
Total	$6,161	$5,592

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

43.

Credits rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

Credits rated as loss are charged off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	March 31, 2024
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$266,764	$179	$2,334	$—	$—	$283	$269,560
Real estate:
Construction and development	272,797	—	254	—	—	249	273,300
Commercial real estate	881,280	16,819	8,585	—	—	—	906,684
Farmland	179,725	—	124	—	—	653	180,502
1-4 family residential	518,853	91	—	—	—	4,629	523,573
Multi-family residential	44,569	—	—	—	—	—	44,569
Consumer and overdrafts	54,361	43	—	—	—	247	54,651
Agricultural	12,299	—	19	—	—	100	12,418
Total	$2,230,648	$17,132	$11,316	$—	$—	$6,161	$2,265,257

	December 31, 2023
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$283,202	$1,503	$1,083	$—	$—	$1,777	$287,565
Real estate:
Construction and development	296,266	—	256	—	—	117	296,639
Commercial real estate	892,563	7,333	23,167	—	—	132	923,195
Farmland	186,051	—	80	—	—	164	186,295
1-4 family residential	510,947	863	—	—	—	2,793	514,603
Multi-family residential	44,292	—	—	—	—	—	44,292
Consumer and overdrafts	57,015	37	—	—	—	250	57,302
Agricultural	12,301	—	25	—	—	359	12,685
Total	$2,282,637	$9,736	$24,611	$—	$—	$5,592	$2,322,576

Loans risk rated as substandard decreased $13.3 million during the quarter, from $24.6 million as of December 31, 2023 to $11.3 million as of March 31, 2024. The decrease was primarily due to the foreclosure of the $14.9 million commercial real estate loan during the first quarter of 2024.

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of March 31, 2024, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the three months ended March 31, 2024.

(Continued)

44.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of March 31, 2024, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

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
•
for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio, operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;
•
for 1-4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt-to-income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and
•
for construction and development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan-to-value ratio.

As of March 31, 2024, the allowance for credit losses totaled $30.6 million, or 1.35%, of total loans, excluding those held for sale. As of December 31, 2023, the allowance for credit losses totaled $30.9 million, or 1.33%, of total loans, excluding those held for sale.

(Continued)

45.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For The Three Months Ended March 31,		As of and For The Year Ended December 31,
(dollars in thousands)	2024	2023	2023
Average loans outstanding(1)	$2,299,177	$2,388,045	$2,352,154
Gross loans outstanding at end of period(2)	2,265,257	2,377,813	2,322,576
Allowance for credit losses at beginning of the period	30,920	31,974	31,974
Reversal of provision for credit losses	(250)	—	—
Charge offs:
Commercial and industrial	216	3	473
Real estate:
Commercial real estate	—	—	277
Consumer	35	7	139
Agriculture	—	3	3
Overdrafts	59	81	312
Total charge-offs	310	94	1,204
Recoveries:
Commercial and industrial	174	8	19
Consumer	7	45	68
Agriculture	2	2	2
Overdrafts	17	18	61
Total recoveries	200	73	150
Net charge-offs	110	21	1,054
Allowance for credit losses at end of period	$30,560	$31,953	$30,920
Ratio of allowance to end of period loans(2)	1.35%	1.34%	1.33%
Ratio of net charge-offs to average loans(1)	0.00%	0.00%	0.04%

Total nonaccrual loans	$6,161	$13,405	$5,592
Ratio of allowance to nonaccrual loans	496.0%	238.4%	552.9%

(1) Includes average outstanding balances of loans held for sale of $704,000, $1.7 million and $1.2 million for the three months ended March 31, 2024 and 2023, and for the year ended December 31, 2023, respectively.

(2) Excludes loans held for sale of $874,000, $1.3 million and $976,000 for the three months ended March 31, 2024 and 2023, and for the year ended December 31, 2023, respectively.

The ratio of allowance for credit losses to nonperforming loans decreased from 552.9% at December 31, 2023 to 496.0% at March 31, 2024. Nonperforming loans increased to $6.2 million at March 31, 2024, compared to $5.6 million at December 31, 2023.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Quarter Ended March 31,
	2024	2023
Commercial and industrial	0.01%	—
Consumer	0.05%	(0.06%)
Agricultural	(0.02%)	0.01%
Overdrafts	12.21%	14.89%
Net charge-offs to total loans	—	—

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

(Continued)

46.

occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of March 31, 2024		As of December 31, 2023
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$3,744	12.25%	$3,719	12.03%
Real estate:
Construction and development	3,260	10.67%	3,623	11.72%
Commercial real estate	12,276	40.17%	12,257	39.64%
Farmland	2,204	7.21%	2,231	7.22%
1-4 family residential	7,685	25.15%	7,470	24.16%
Multi-family residential	517	1.69%	521	1.68%
Total real estate	25,942	84.89%	26,102	84.42%
Consumer and overdrafts	726	2.38%	947	3.06%
Agricultural	148	0.48%	152	0.49%
Total allowance for credit losses	$30,560	100.00%	$30,920	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2024, the carrying amount of our investment securities totaled $592.8 million, a decrease of $7.7 million, or 1.3%, compared to $600.4 million as of December 31, 2023. Investment securities represented 19.0% and 18.9% of total assets as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, securities available for sale totaled $228.8 million and securities held to maturity totaled $364.0 million. As of December 31, 2023, securities available for sale totaled $196.2 million and securities held to maturity totaled $404.2 million.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in equity. As of March 31, 2024, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore, the Company carried no ACL with respect to our securities portfolio at March 31, 2024.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $7.1 million at March 31, 2024, compared to a net unamortized, unrealized loss of $7.0 million at December 31, 2023. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,331	$—	$1,127	$8,204
Treasury securities	39,557	—	725	38,832
Corporate bonds	29,861	—	2,801	27,060
Municipal securities	163,352	777	6,604	157,525
Mortgage-backed securities	317,230	601	34,112	283,719
Collateralized mortgage obligations	54,570	5	9,648	44,927
Total	$613,901	$1,383	$55,017	$560,267

(Continued)

47.

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,292	$—	$1,066	$8,226
Treasury securities	69,432	—	1,038	68,394
Corporate bonds	29,882	—	3,077	26,805
Municipal securities	170,497	1,105	6,123	165,479
Mortgage-backed securities	284,291	1,014	30,726	254,579
Collateralized mortgage obligations	56,194	19	8,978	47,235
Total	$619,588	$2,138	$51,008	$570,718

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of March 31, 2024 and December 31, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

The following tables set forth the fair value of available for sale securities and the amortized cost of held to maturity securities, expected maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated.

	As of March 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,331	1.35%	$—	—	$—	—	$9,331	1.35%
Treasury securities	19,861	2.95%	19,696	2.86%	—	—	—	—	39,557	2.91%
Corporate bonds	7,373	3.17%	1,851	4.13%	17,836	4.00%	—	—	27,060	3.80%
Municipal securities	11,961	2.81%	38,283	2.88%	76,188	2.99%	37,072	3.10%	163,504	2.98%
Mortgage-backed securities	—	—	45,172	2.17%	219,159	3.15%	36,263	3.65%	300,594	3.07%
Collateralized mortgage obligations	1,319	2.91%	19,993	2.92%	17,679	2.03%	13,713	1.20%	52,704	2.10%
Total	$40,514	2.95%	$134,326	2.54%	$330,862	3.11%	$87,048	2.98%	$592,750	2.95%

	As of December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,292	1.35%	$—	—	$—	—	$9,292	1.35%
Treasury securities	39,969	2.21%	29,463	2.92%	—	—	—	—	69,432	2.51%
Corporate bonds	1,980	3.31%	7,228	3.40%	17,597	4.00%	—	—	26,805	3.80%
Municipal securities	8,568	3.63%	43,517	2.90%	68,044	3.06%	50,550	3.17%	170,679	3.08%
Mortgage-backed securities	—	—	46,823	1.80%	187,027	2.87%	35,834	3.42%	269,684	2.76%
Collateralized mortgage obligations	1,577	2.89%	17,623	2.77%	30,595	1.48%	4,716	2.81%	54,511	2.10%
Total	$52,094	2.51%	$153,946	2.46%	$303,263	2.84%	$91,100	3.25%	$600,403	2.78%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing

(Continued)

48.

interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.49 years with an estimated effective duration of 4.29 years as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of equity.

The average yield of our securities portfolio was 2.95% and 2.78% as of March 31, 2024 and December 31, 2023, respectively. Average yield went up 17 basis points primarily due to a 40 basis point increase in yield on treasury securities and a 30 basis point increase in yield on mortgage-backed securities, which were partially offset by a 10 basis point decrease in yield on municipal securities. As of March 31, 2024, the fair value of available for sale and amortized cost of held to maturity mortgage-backed securities and municipal securities comprised 50.7% and 27.6% of the portfolio, respectively. As of December 31, 2023, mortgage-backed securities and municipal securities comprised 44.9% and 28.4% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average total deposits for the three months ended March 31, 2024 were $2.61 billion, a decrease of $10.9 million, or 5.3%, compared to $2.62 billion for the year ended December 31, 2023. The average rate paid on total interest-bearing deposits was 3.25% and 2.65% for the three months ended March 31, 2024 and year ended December 31, 2023, respectively. The increase in average rates between periods was driven primarily by the continued repricing of lower rate deposits for higher rates.

The following table presents the average balance of, and rate paid on, deposits for the periods indicated:

	Three Months Ended March 31,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW and interest-bearing demand accounts	$240,034	1.21%	$312,989	0.95%
Savings accounts	122,212	0.75%	138,690	0.75%
Money market accounts	702,625	3.26%	762,676	2.31%
Certificates and other time deposits	724,248	4.34%	410,255	2.29%
Total interest-bearing deposits	1,789,119	3.25%	1,624,610	1.91%
Noninterest-bearing demand accounts	823,638	0.00%	1,002,793	0.00%
Total deposits	$2,612,757	2.23%	$2,627,403	1.18%

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Three Months Ended March 31, 2024	For the Year Ended December 31, 2023	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$240,034	$364,941	$(124,907)	(34.23%)
Savings accounts	122,212	141,484	(19,272)	(13.62%)
Money market accounts	702,625	831,833	(129,208)	(15.53%)
Certificates and other time deposits	724,248	332,029	392,219	118.13%
Total interest-bearing deposits	1,789,119	1,670,287	118,832	7.11%
Noninterest-bearing demand accounts	823,638	1,082,513	(258,875)	(23.91%)
Total deposits	$2,612,757	$2,752,800	$(140,043)	(5.09%)

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2024 and year ended December 31, 2023 was 31.5% and 35.3%, respectively.

Total deposits as of March 31, 2024 were $2.63 billion, a decrease of $5.4 million, or 0.2%, compared to $2.63 billion as of December 31, 2023.

Noninterest-bearing deposits as of March 31, 2024 were $828.9 million compared to $853.0 million as of December 31, 2023, a decrease of $24.1 million, or 2.8%.

(Continued)

49.

Total interest-bearing deposits as of March 31, 2024 and December 31, 2023 were $1.80 billion and $1.78 billion, respectively, which represented a slight increase of $18.7 million, or 1.1%.

The aggregate amount of certificates and other time deposits in denominations greater than $250,000 as of March 31, 2024 and December 31, 2023 was $285.3 million and $279.0 million, respectively.

The amount of uninsured certificates of deposit will differ from the total amount of certificates of deposit greater than $250,000 due to various factors, including joint account ownership. The following table sets forth the amount of uninsured certificates of deposit greater than $250,000 by time remaining until maturity as of March 31, 2024.

(dollars in thousands)	March 31, 2024
Under 3 months	$26,150
3 to 6 months	66,217
6 to 12 months	131,007
Over 12 months	4,101
Total	$227,475

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2024 and December 31, 2023, total borrowing capacity of $1,031.2 million and $939.8 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within one year. As of March 31, 2024, approximately $1.96 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.

The following table presents our FHLB borrowings by maturity and weighted average rate as of March 31, 2024:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$65,000	5.59%
90 days to less than one year	10,000	4.38%
Total	$75,000	5.43%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2024 and December 31, 2023, $231.6 million and $222.2 million, respectively, were available under this arrangement. As of March 31, 2024 and December 31, 2023, approximately $289.7 million and $290.7 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of March 31, 2024 and December 31, 2023, no borrowings were outstanding under this arrangement.

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

(Continued)

50.

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

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 Capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of $398,000 in related unamortized issuance costs on the consolidated balance sheets.

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. Various portions of these debentures have matured since issuance and $4.0 million remains outstanding as of March 31, 2024. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2024. The line of credit bears interest at the prime rate (8.50% as of March 31, 2024) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2025. As of March 31, 2024, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2024 and the year ended December 31, 2023, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2024 and December 31, 2023, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $55.0 million in federal funds. There were no funds under these lines of credit outstanding as of March 31, 2024 and December 31, 2023. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

(Continued)

51.

Contingent liquidity sources and availability as of March 31, 2024 are provided below. The table below shows our total lines of credit and current borrowings as of March 31, 2024 and total amounts available for future borrowings, if necessary.

	March 31, 2024		Total Available for Future Liquidity
(dollars in thousands)	Line of Credit	Borrowings
FHLB advances	$1,106,209	$75,000	$1,031,209
Federal Reserve discount window	231,583	—	231,583
Federal funds lines of credit	55,000	—	55,000
Correspondent bank line of credit	25,000	—	25,000
Federal Reserve Bank Term Funding Program	241,063	—	241,063
Total liquidity lines			$1,583,855

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.18 billion for the three months ended March 31, 2024 and $3.25 billion for the year ended December 31, 2023.

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Sources of Funds:
Deposits:
Noninterest-bearing	25.91%	28.45%
Interest-bearing	56.28%	52.25%
Advances from FHLB	4.45%	6.96%
Line of credit	0.03%	0.13%
Subordinated debt	1.44%	1.47%
Securities sold under agreements to repurchase	1.30%	0.63%
Accrued interest and other liabilities	1.12%	0.96%
Equity	9.47%	9.15%
Total	100.00%	100.00%

Uses of Funds:
Loans	71.35%	71.38%
Securities available for sale	6.80%	5.61%
Securities held to maturity	12.38%	13.81%
Nonmarketable equity securities	0.77%	0.84%
Federal funds sold	1.26%	1.41%
Interest-bearing deposits in other banks	0.17%	0.18%
Other noninterest-earning assets	7.27%	6.77%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	31.52%	35.25%
Average loans to average deposits	88.00%	89.65%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, decreased $88.9 million, or 3.7%, for the three months ended March 31, 2024 compared to the same period in 2023, while our average deposits decreased $14.6 million, or 0.6%, for the same time period. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of March 31, 2024, we had $310.1 million in outstanding commitments to extend credit and $7.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had $336.0 million in outstanding commitments to extend credit and $7.5 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2024 and December 31, 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2024, we had cash and cash equivalents of $73.1 million, compared to $89.5 million as of December 31, 2023. The decrease was primarily due to a decrease in federal funds sold of $12.3 million, which is used for liquidity purposes.

(Continued)

52.

Capital Resources

Total equity increased to $305.9 million as of March 31, 2024, compared to $303.8 million as of December 31, 2023, an increase of $2.1 million, or 0.7%. The increase from December 31, 2023 was due to net earnings attributable to Guaranty Bancshares, Inc. of $6.7 million and a reduction in repurchases during the first quarter of 2024 compared to prior quarters, offset by the payment of dividends of $2.8 million and an increase in accumulated other comprehensive loss of $1.7 million due to fluctuations in the fair value of available for sale securities during the year.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2024 and December 31, 2023, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk-weighted assets)	$371,036	15.58%	$367,526	15.22%
Tier 1 capital (to risk-weighted assets)	306,647	12.87%	302,757	12.53%
Tier 1 capital (to average assets)	306,647	9.66%	302,757	9.47%
Common equity tier 1 capital (to risk-weighted assets)	299,430	12.57%	295,540	12.24%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$365,983	15.37%	$373,778	15.49%
Tier 1 capital (to risk weighted assets)	336,214	14.12%	343,607	14.24%
Tier 1 capital (to average assets)	336,214	10.63%	343,607	10.78%
Common equity tier 1 capital (to risk-weighted assets)	336,214	14.12%	343,607	14.24%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of March 31, 2024, which consist of future cash payments associated with our contractual obligations.

	As of March 31, 2024
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$672,574	$19,776	$3,766	$—	$696,116
Advances from FHLB	75,000	—	—	—	75,000
Subordinated debt	4,000	—	—	42,217	46,217
Operating leases	2,281	3,914	3,398	3,434	13,027
Total	$753,855	$23,690	$7,164	$45,651	$830,360

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of March 31, 2024 are summarized below. Since commitments associated with letters of credit

(Continued)

53.

and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of March 31, 2024
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$4,775	$1,524	$—	$854	$7,153
Commitments to extend credit	213,362	47,583	12,020	37,089	310,054
Total	$218,137	$49,107	$12,020	$37,943	$317,207

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of March 31, 2024, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of March 31, 2024.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of March 31, 2024.

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

To combat record levels of inflation, the Federal Reserve approved its first interest rate increase in the current cycle in March 2022, and has since raised interest rates by 525 basis points through March 31, 2024. If the Federal Reserve continues to increase interest rates, we expect those increases to have a negative impact on our net income in the short term due to timing differences in asset and liability repricing, but ultimately a net positive impact on our net income, despite likely absolute increases in our operating expenses due to inflation.

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

(Continued)

54.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	March 31, 2024		December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(3.05%)	(14.34%)	(2.31%)	(19.90%)
+200	(2.12%)	(8.47%)	(1.64%)	(12.07%)
+100	(1.37%)	(3.91%)	(1.13%)	(5.77%)
Base	—	—	—	—
-100	0.02%	2.53%	(0.57%)	2.67%
-200	1.10%	2.88%	0.07%	3.13%

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

55.

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

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Report as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both. We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on a fully taxable equivalent basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

The following tables reconcile, as of and for the dates set forth below, the following financial measures:

Net Unrealized Loss on Securities, Tax Effected, as a Percentage of Total Equity

(dollars in thousands)	March 31, 2024
Total equity(1)	$305,910
Less: net unrealized loss on HTM securities, tax effected	(25,662)
Total equity, including net unrealized loss on AFS and HTM securities	$280,248

Net unrealized loss on AFS securities, tax effected	16,709
Net unrealized loss on HTM securities, tax effected	25,662
Net unrealized loss on AFS and HTM securities, tax effected	$42,371

Net unrealized loss on securities as % of total equity(1)	13.9%
Total equity before impact of unrealized losses	$322,619
Net unrealized loss on securities as % of total equity before impact of unrealized losses	13.1%

Total average assets	$3,178,929
Total equity to average assets	9.6%
Total equity, adjusted for tax effected net unrealized loss, to average assets	8.8%

(1) Includes the net unrealized loss on AFS securities, tax effected, of $16,709.

(Continued)

56.

Cost of Total Deposits

	Quarter Ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Average interest-bearing deposits
Certificates and other time deposits	$724,248	$723,324	$410,255
Other interest-bearing deposits	1,064,871	1,065,539	1,214,355
Total average interest-bearing deposits	$1,789,119	$1,788,863	$1,624,610
Adjustments:
Noninterest-bearing deposits	823,638	865,817	1,002,793
Total average deposits	$2,612,757	$2,654,680	$2,627,403

Deposit-related interest expense
Certificates and other time deposits	$7,820	$7,634	$2,313
Other interest-bearing deposits	6,639	6,677	5,342
Total deposit-related interest expense	$14,459	$14,311	$7,655

Average cost of interest-bearing deposits	3.25%	3.17%	1.91%
Average cost of total deposits	2.23	2.14	1.18

Cautionary Notice Regarding Forward-Looking Statements

This Report, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for credit losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of the operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

57.

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
•
technology related changes are difficult to make or are more expensive than expected; and
•
the other factors that are described under the caption “Risk Factors” or referenced in this report, our Annual Report on Form 10-K for the year ended December 31, 2023, and other risks included in the Company’s filings with the SEC.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures:

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Report.

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(Continued)

58.

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

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors previously disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and other risks included in the Company’s filings with the SEC. The Company’s business could be harmed by any of these risks. The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2022, the Company announced the adoption of a stock repurchase program that authorized the repurchase of up to 1,000,000 shares of the Company common stock, which was effective until April 21, 2024. On March 13, 2024, the Company approved a new stock repurchase program that authorized the repurchase of up to 1,250,000 shares of the Company common stock. The new stock repurchase program became effective on April 21, 2024 and will continue to be in effect until the earlier of April 21, 2026, or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors. The repurchase plan permits shares to be acquired from time to time in the open market or negotiated transactions at prices management considers to be attractive and in the best interest of both the Company and its shareholders, subject to compliance with applicable laws and regulations, general market and economic conditions, the financial and regulatory condition of the Company, liquidity and other factors.

The table below contains information regarding all shares repurchased by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January, 2024	—	$—	—	370,814
February, 2024	9,251	28.73	9,251	361,563
March, 2024	2,400	28.88	2,400	359,163
Total	11,651	$28.76	11,651

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

(Continued)

59.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1

Loan Agreement between Guaranty Bancshares, Inc. and Frost Bank, dated March 31, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.2

Promissory Note between Guaranty Bancshares, Inc. and Frost Bank, dated March 31, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

______________________________

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

(Continued)

60.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: May 6, 2024	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: May 6, 2024	/s/ Shalene A. Jacobson
Shalene A. Jacobson
Chief Financial Officer

61.