Form 10-Q
period 2024-06-30
GUARANTY BANCSHARES INC /TX/
filed 2024-08-07
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, there were 11,404,568 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$45,016	$47,744
Federal funds sold	40,475	36,575
Interest-bearing deposits	4,721	5,205
Total cash and cash equivalents	90,212	89,524
Securities available for sale	242,662	196,195
Securities held to maturity	347,992	404,208
Loans held for sale	871	976
Loans, net of allowance for credit losses of $29,282 and $30,920, respectively	2,185,247	2,290,881
Accrued interest receivable	12,397	13,143
Premises and equipment, net	57,475	57,018
Other real estate owned	15,184	—
Cash surrender value of life insurance	42,369	42,348
Core deposit intangible, net	1,206	1,418
Goodwill	32,160	32,160
Other assets	53,842	56,920
Total assets	$3,081,617	$3,184,791
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$820,430	$852,957
Interest-bearing	1,805,732	1,780,289
Total deposits	2,626,162	2,633,246
Securities sold under agreements to repurchase	25,173	25,172
Accrued interest and other liabilities	32,860	32,242
Line of credit	—	4,500
Federal Home Loan Bank advances	45,000	140,000
Subordinated debt, net	43,852	45,785
Total liabilities	2,773,047	2,880,945
Commitments and contingencies (see Note 10)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,269,032 and 14,242,328 shares issued, and 11,417,270 and 11,540,644 shares outstanding, respectively	14,269	14,242
Additional paid-in capital	229,793	228,986
Retained earnings	165,489	156,878
Treasury stock, 2,851,762 and 2,701,684 shares, respectively, at cost	(75,911)	(71,484)
Accumulated other comprehensive loss	(25,597)	(25,322)
Equity attributable to Guaranty Bancshares, Inc.	308,043	303,300
Noncontrolling interest	527	546
Total equity	308,570	303,846
Total liabilities and equity	$3,081,617	$3,184,791

See accompanying notes to consolidated financial statements.

1.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income
Loans, including fees	$35,009	$33,591	$70,500	$65,748
Securities
Taxable	3,506	2,841	6,725	5,655
Nontaxable	1,093	1,195	2,258	2,499
Nonmarketable equity securities	280	301	528	720
Federal funds sold and interest-bearing deposits	825	806	1,454	1,256
Total interest income	40,713	38,734	81,465	75,878

Interest expense
Deposits	14,824	9,946	29,283	17,601
FHLB advances and federal funds purchased	1,207	3,349	3,127	7,123
Subordinated debt	511	535	1,028	1,075
Other borrowed money	291	201	560	214
Total interest expense	16,833	14,031	33,998	26,013

Net interest income	23,880	24,703	47,467	49,865
Reversal of provision for credit losses	(1,200)	—	(1,450)	—
Net interest income after reversal of provision for credit losses	25,080	24,703	48,917	49,865

Noninterest income
Service charges	1,098	1,056	2,167	2,133
Net realized loss on sales of securities available for sale	—	(322)	—	(229)
Net realized gain on sale of loans	227	473	499	787
Merchant and debit card fees	2,122	2,121	3,828	3,795
Other income	1,152	4,545	3,363	6,292
Total noninterest income	4,599	7,873	9,857	12,778

Noninterest expense
Employee compensation and benefits	11,723	11,939	24,160	24,203
Occupancy expenses	2,924	2,754	5,671	5,584
Other expenses	5,955	5,778	11,463	10,651
Total noninterest expense	20,602	20,471	41,294	40,438

Income before income taxes	9,077	12,105	17,480	22,205
Income tax provision	1,654	2,529	3,376	4,352
Net earnings	$7,423	$9,576	$14,104	$17,853
Net loss attributable to noncontrolling interest	12	5	19	9
Net earnings attributable to Guaranty Bancshares, Inc.	$7,435	$9,581	$14,123	$17,862
Basic earnings per share	$0.65	$0.82	$1.23	$1.51
Diluted earnings per share	$0.65	$0.81	$1.22	$1.50

See accompanying notes to consolidated financial statements.

2.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$7,423	$9,576	$14,104	$17,853
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	1,599	(1,822)	46	(1,859)
Reclassification adjustment for net losses included in net earnings, net of tax	—	254	—	181
Change in net unrealized loss on available for sale securities transferred to held to maturity, net of tax	(154)	(227)	(321)	(567)
Unrealized gains (losses) on securities, net of tax	1,445	(1,795)	(275)	(2,245)

Total other comprehensive income (loss)	1,445	(1,795)	(275)	(2,245)

Comprehensive income	8,868	7,781	13,829	15,608
Less comprehensive loss attributable to noncontrolling interest	12	5	19	9
Comprehensive income attributable to Guaranty Bancshares, Inc.	$8,880	$7,786	$13,848	$15,617

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$—	$14,242	$228,986	$156,878	$(71,484)	$(25,322)	$546	$303,846
Net earnings	—	—	—	14,123	—	—	(19)	14,104
Other comprehensive loss	—	—	—	—	—	(275)	—	(275)
Exercise of stock options	—	25	539	—	—	—	—	564
Purchase of treasury stock	—	—	—	—	(4,427)	—	—	(4,427)
Restricted stock grants	—	2	(2)	—	—	—	—	—
Stock based compensation	—	—	270	—	—	—	—	270
Cash dividends:
Common - $0.48 per share	—	—	—	(5,512)	—	—	—	(5,512)
Total equity at June 30, 2024	$—	$14,269	$229,793	$165,489	$(75,911)	$(25,597)	$527	$308,570

For the Three Months Ended June 30, 2024
Balance at March 31, 2024	$—	$14,248	$229,187	$160,797	$(71,819)	$(27,042)	$539	$305,910
Net earnings	—	—	—	7,435	—	—	(12)	7,423
Other comprehensive income	—	—	—	—	—	1,445	—	1,445
Exercise of stock options	—	22	473	—	—	—	—	495
Purchase of treasury stock	—	—	—	—	(4,092)	—	—	(4,092)
Restricted stock grants	—	(1)	1	—	—	—	—	—
Stock based compensation	—	—	132	—	—	—	—	132
Cash dividends:
Common - $0.24 per share	—	—	—	(2,743)	—	—	—	(2,743)
Total equity at June 30, 2024	$—	$14,269	$229,793	$165,489	$(75,911)	$(25,597)	$527	$308,570

See accompanying notes to consolidated financial statements.

4.

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$—	$14,209	$227,727	$137,565	$(60,257)	$(24,260)	$574	$295,558
Net earnings	—	—	—	17,862	—	—	(9)	17,853
Other comprehensive loss	—	—	—	—	—	(2,245)	—	(2,245)
Exercise of stock options	—	8	217	—	—	—	—	225
Purchase of treasury stock	—	—	—	—	(8,850)	—	—	(8,850)
Restricted stock grants	—	1	(1)	—	—	—	—	—
Stock based compensation	—	—	298	—	—	—	—	298
Cash dividends:
Common - $0.46 per share	—	—	—	(5,412)	—	—	—	(5,412)
Total equity at June 30, 2023	$—	$14,218	$228,241	$150,015	$(69,107)	$(26,505)	$565	$297,427

For the Three Months Ended June 30, 2023
Balance at March 31, 2023	$—	$14,218	$228,091	$143,102	$(61,001)	$(24,710)	$570	$300,270
Net earnings	—	—	—	9,581	—	—	(5)	9,576
Other comprehensive loss	—	—	—	—	—	(1,795)	—	(1,795)
Purchase of treasury stock	—	—	—	—	(8,106)	—	—	(8,106)
Stock based compensation	—	—	150	—	—	—	—	150
Dividends:
Common - $0.23 per share	—	—	—	(2,668)	—	—	—	(2,668)
Total equity at June 30, 2023	$—	$14,218	$228,241	$150,015	$(69,107)	$(26,505)	$565	$297,427

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net earnings	$14,104	$17,853
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,036	2,028
Amortization	352	376
Deferred taxes	312	(1,157)
Premium amortization, net of discount accretion	851	1,240
Net realized loss on sales of securities available for sale	—	229
Gain on sale of loans	(499)	(787)
Reversal of provision for credit losses	(1,450)	—
Origination of loans held for sale	(16,347)	(22,127)
Proceeds from loans held for sale	16,951	25,275
Write-down of other real estate and repossessed assets	900	—
Net gain on sale of premises, equipment, other real estate owned and other assets	(9)	(2,945)
Stock based compensation	270	298
Net change in accrued interest receivable and other assets	3,503	(982)
Net change in accrued interest payable and other liabilities	529	2,251
Net cash provided by operating activities	$21,503	$21,552

Cash flows from investing activities
Securities available for sale:
Purchases	$(857,736)	$(484,132)
Proceeds from sales	—	21,268
Proceeds from maturities and principal repayments	811,023	482,114
Securities held to maturity:
Proceeds from maturities and principal repayments	55,348	70,637
Net repayments of loans	90,851	43,363
Purchases of premises and equipment	(2,593)	(3,888)
Proceeds from sale of premises, equipment, other real estate owned and other assets	161	3,492
Net cash provided by investing activities	$97,054	$132,854

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from financing activities
Net change in deposits	$(7,084)	$(78,337)
Net change in securities sold under agreements to repurchase	1	13,311
Proceeds from FHLB advances	1,125,000	1,725,000
Repayment of FHLB advances	(1,220,000)	(1,820,000)
Proceeds from line of credit	—	12,000
Repayment of line of credit	(4,500)	—
Repayments of debentures	(2,000)	(1,500)
Purchase of treasury stock	(4,427)	(8,850)
Exercise of stock options	564	225
Cash dividends paid	(5,423)	(5,371)
Net cash used in financing activities	$(117,869)	$(163,522)
Net change in cash and cash equivalents	688	(9,116)
Cash and cash equivalents at beginning of period	89,524	106,467
Cash and cash equivalents at end of period	$90,212	$97,351

Supplemental disclosures of cash flow information
Interest paid	$33,624	$24,150
Income taxes paid	4,225	4,080

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,743	$2,668
Lease right of use assets obtained in exchange for lease liabilities	—	568
Transfer of loans to other real estate owned and repossessed assets	16,233	—

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

8.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of June 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,842	$—	$2,473	$27,369
Municipal securities	2,320	90	—	2,410
Mortgage-backed securities	212,663	821	15,888	197,596
Collateralized mortgage obligations	16,964	2	1,679	15,287
Total available for sale	$261,789	$913	$20,040	$242,662

Held to maturity:
U.S. government agencies	$9,370	$—	$1,058	$8,312
Treasury securities	29,665	—	565	29,100
Municipal securities	158,734	316	7,459	151,591
Mortgage-backed securities	114,702	—	15,665	99,037
Collateralized mortgage obligations	35,521	—	7,238	28,283
Total held to maturity	$347,992	$316	$31,985	$316,323

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,882	$—	$3,077	$26,805
Municipal securities	2,322	182	—	2,504
Mortgage-backed securities	164,419	1,014	15,621	149,812
Collateralized mortgage obligations	18,757	19	1,702	17,074
Total available for sale	$215,380	$1,215	$20,400	$196,195

Held to maturity:
U.S. government agencies	$9,292	$—	$1,066	$8,226
Treasury securities	69,432	—	1,038	68,394
Municipal securities	168,175	923	6,123	162,975
Mortgage-backed securities	119,872	—	15,105	104,767
Collateralized mortgage obligations	37,437	—	7,276	30,161
Total held to maturity	$404,208	$923	$30,608	$374,523

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in accumulated other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. During the second quarter of 2022, we transferred $106,157 of securities from available for sale to held to maturity, which included a net unrealized loss on the date of transfer of $13,186. During the third quarter of 2021, we transferred $172,292 of securities from available for sale to held to maturity, which included a net unrealized gain on the date of transfer of $10,235. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and they netted to an unrealized loss of $7,285 at June 30, 2024 compared to an unrealized loss of $6,964 at December 31, 2023. This amount will continue to be amortized and accreted out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of June 30, 2024 or December 31, 2023.

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Information pertaining to securities available for sale with gross unrealized losses as of June 30, 2024 and December 31, 2023, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2024	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$(2,473)	$27,369	$(2,473)	$27,369
Mortgage-backed securities	(594)	47,685	(15,294)	105,806	(15,888)	153,491
Collateralized mortgage obligations	(1)	101	(1,678)	12,496	(1,679)	12,597
Total available for sale	$(595)	$47,786	$(19,445)	$145,671	$(20,040)	$193,457

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2023	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$(3,077)	$26,805	$(3,077)	$26,805
Mortgage-backed securities	(742)	13,308	(14,879)	101,889	(15,621)	115,197
Collateralized mortgage obligations	—	—	(1,702)	13,976	(1,702)	13,976
Total available for sale	$(742)	$13,308	$(19,658)	$142,670	$(20,400)	$155,978

There were 280 investments in an unrealized loss position at June 30, 2024, of which 89 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses. The available for sale securities in a loss position included corporate bonds, mortgage-backed securities and collateralized mortgage obligations. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, the Company has determined that the decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of June 30, 2024 and December 31, 2023 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under the current expected credit losses ("CECL") methodology. As of June 30, 2024 and December 31, 2023, our held to maturity securities consisted of U.S. government agencies, municipal bonds, treasury securities, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the government National Mortgage Association. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, no allowance for credit losses has been recorded for these securities.

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

As of June 30, 2024, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of total equity attributable to Guaranty Bancshares, Inc.

Securities with fair values of approximately $285,748 and $317,112 at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of available for sale securities and the associated gains and losses are listed below for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds from sales	$—	$14,029	$—	$21,268
Gross gains	—	65	—	184
Gross losses	—	(387)	—	(413)

The contractual maturities at June 30, 2024 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. Expected maturities may differ from contractual maturities because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
June 30, 2024	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$7,498	$7,413	$33,497	$32,917
Due after one year through five years	2,033	1,926	41,514	39,518
Due after five years through ten years	22,631	20,440	86,505	83,041
Due after ten years	—	—	36,253	33,527
Mortgage-backed securities	212,663	197,596	114,702	99,037
Collateralized mortgage obligations	16,964	15,287	35,521	28,283
Total securities	$261,789	$242,662	$347,992	$316,323

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	June 30, 2024	December 31, 2023
Commercial and industrial	$264,058	$287,565
Real estate:
Construction and development	231,053	296,639
Commercial real estate	899,120	923,195
Farmland	180,126	186,295
1-4 family residential	526,650	514,603
Multi-family residential	47,507	44,292
Consumer	53,642	57,059
Agricultural	12,506	12,685
Overdrafts	335	243
Total loans	2,214,997	2,322,576
Net of:
Deferred loan fees, net	(468)	(775)
Allowance for credit losses	(29,282)	(30,920)
Total net loans(1)	$2,185,247	$2,290,881

(1) Excludes accrued interest receivable on loans of $8.8 million and $9.5 million as of June 30, 2024 and December 31, 2023, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets, adjusted for expected prepayments when appropriate. The contractual term does not consider possible extensions, renewals or modifications. The following tables present the activity in the ACL by class of loans for the six months ended June 30, 2024, for the year ended December 31, 2023 and for the six months ended June 30, 2023:

For the Six Months Ended June 30, 2024	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	$30,920
(Reversal of) provision for credit losses	(477)	(717)	(78)	(154)	(69)	19	(41)	(12)	79	(1,450)
Loans charged-off	(230)	—	—	—	—	—	(85)	—	(110)	(425)
Recoveries	174	—	—	—	—	—	29	2	32	237
Ending balance	$3,186	$2,906	$12,179	$2,077	$7,401	$540	$848	$142	$3	$29,282

For the Year Ended December 31, 2023	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974
(Reversal of) provision for credit losses	(209)	(1,266)	(124)	223	853	31	238	4	250	—
Loans charged-off	(473)	—	(277)	—	—	—	(139)	(3)	(312)	(1,204)
Recoveries	19	—	—	—	—	—	68	2	61	150
Ending balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	$30,920

For the Six Months Ended June 30, 2023	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	31,974
(Reversal of) provision for credit losses	(102)	(470)	136	97	82	—	155	(3)	105	—
Loans charged-off	(20)	—	(87)	—	—	—	(72)	(3)	(136)	(318)
Recoveries	12	—	—	—	—	—	58	2	31	103
Ending balance	$4,272	$4,419	$12,707	$2,105	$6,699	$490	$919	$145	$3	$31,759

(Continued)

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

We recorded a reverse provision for credit losses of $1.2 million and $250,000 during the second and first quarters of 2024, respectively. Our gross loan balances decreased by $50.3 million during the second quarter and by $107.6 million during the first half of 2024, while overall credit quality trends and economic forecast assumptions remained relatively stable.

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

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of June 30, 2024:

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$15,342	$35,793	$61,181	$34,395	$11,410	$18,853	$84,918	$261,892
Special mention	—	—	—	79	—	—	—	79
Substandard	38	365	180	30	612	544	10	1,779
Nonaccrual	—	30	181	—	6	91	—	308
Total commercial and industrial loans	$15,380	$36,188	$61,542	$34,504	$12,028	$19,488	$84,928	$264,058

Charge-offs	$—	$(7)	$(7)	$—	$(216)	$—	$—	$(230)
Recoveries	—	—	—	—	—	174	—	174
Current period net	$—	$(7)	$(7)	$—	$(216)	$174	$—	$(56)

Construction and development:
Pass	$31,445	$63,291	$62,209	$42,803	$6,769	$17,754	$2,880	$227,151
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	3,762	—	—	67	—	3,829
Nonaccrual	73	—	—	—	—	—	—	73
Total construction and development loans	$31,518	$63,291	$65,971	$42,803	$6,769	$17,821	$2,880	$231,053

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$20,168	$47,136	$345,141	$140,798	$79,022	$208,168	$14,933	$855,366
Special mention	—	—	23,260	2,528	—	4,467	—	30,255
Substandard	—	—	5,893	7,011	—	29	—	12,933
Nonaccrual	—	—	399	—	—	167	—	566
Total commercial real estate loans	$20,168	$47,136	$374,693	$150,337	$79,022	$212,831	$14,933	$899,120

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$8,727	$20,874	$71,441	$44,503	$7,786	$17,756	$6,251	$177,338
Special mention	—	1,686	—	—	—	141	—	1,827
Substandard	—	—	—	46	—	73	—	119
Nonaccrual	—	—	—	306	97	439	—	842
Total farmland loans	$8,727	$22,560	$71,441	$44,855	$7,883	$18,409	$6,251	$180,126

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$32,609	$59,658	$139,748	$113,008	$40,714	$114,663	$20,074	$520,474
Special mention	—	—	1,136	—	—	21	1,018	2,175
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	342	143	186	256	2,911	163	4,001
Total 1-4 family residential loans	$32,609	$60,000	$141,027	$113,194	$40,970	$117,595	$21,255	$526,650

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$760	$1,959	$25,644	$14,938	$1,356	$2,813	$37	$47,507
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$760	$1,959	$25,644	$14,938	$1,356	$2,813	$37	$47,507

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$13,870	$17,894	$10,056	$4,216	$1,673	$2,401	$3,586	$53,696
Special mention	5	15	10	11	—	5	—	46
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	73	79	25	21	37	—	235
Total consumer loans and overdrafts	$13,875	$17,982	$10,145	$4,252	$1,694	$2,443	$3,586	$53,977

Charge-offs	$(110)	$(38)	$(38)	$—	$—	$(9)	$—	$(195)
Recoveries	33	—	—	14	3	11	—	61
Current period net	$(77)	$(38)	$(38)	$14	$3	$2	$—	$(134)

Agricultural:
Pass	$1,551	$1,288	$1,536	$814	$542	$736	$5,798	$12,265
Special mention	—	—	22	—	—	—	—	22
Substandard	—	—	—	—	—	19	—	19
Nonaccrual	—	—	29	—	—	171	—	200
Total agricultural loans	$1,551	$1,288	$1,587	$814	$542	$926	$5,798	$12,506

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	2	—	2
Current period net	$—	$—	$—	$—	$—	$2	$—	$2

Total loans:
Pass	$124,472	$247,893	$716,956	$395,475	$149,272	$383,144	$138,477	$2,155,689
Special mention	5	1,701	24,428	2,618	—	4,634	1,018	34,404
Substandard	38	365	9,835	7,087	612	732	10	18,679
Nonaccrual	73	445	831	517	380	3,816	163	6,225
Total loans	$124,588	$250,404	$752,050	$405,697	$150,264	$392,326	$139,668	$2,214,997

Charge-offs	$(110)	$(45)	$(45)	$—	$(216)	$(9)	$—	$(425)
Recoveries	33	—	—	14	3	187	—	237
Total current period net (charge-offs) recoveries	$(77)	$(45)	$(45)	$14	$(213)	$178	$—	$(188)

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
There were no loans classified in the “doubtful” or “loss” risk rating categories as of June 30, 2024 or December 31, 2023.

There were no individually evaluated collateral-dependent loans within the ACL model as of June 30, 2024.

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

June 30, 2024	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$1,037	$31	$61	$1,129	$262,929	$264,058	$—
Real estate:
Construction and development	2,735	—	—	2,735	228,318	231,053	—
Commercial real estate	21	52	399	472	898,648	899,120	—
Farmland	1,046	—	415	1,461	178,665	180,126	—
1-4 family residential	805	2,670	1,515	4,990	521,660	526,650	—
Multi-family residential	—	—	—	—	47,507	47,507	—
Consumer	191	74	158	423	53,219	53,642	—
Agricultural	91	12	29	132	12,374	12,506	—
Overdrafts	—	—	—	—	335	335	—
Total	$5,926	$2,839	$2,577	$11,342	$2,203,655	$2,214,997	$—

December 31, 2023	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$621	$30	$1,656	$2,307	$285,258	$287,565	$—
Real estate:
Construction and development	315	288	117	720	295,919	296,639	—
Commercial real estate	356	—	132	488	922,707	923,195	—
Farmland	226	84	—	310	185,985	186,295	—
1-4 family residential	2,827	1,110	1,612	5,549	509,054	514,603	—
Multi-family residential	—	—	—	—	44,292	44,292	—
Consumer	169	77	162	408	56,651	57,059	—
Agricultural	16	—	—	16	12,669	12,685	—
Overdrafts	—	—	—	—	243	243	—
Total	$4,530	$1,589	$3,679	$9,798	$2,312,778	$2,322,576	$—

The following table presents information regarding nonaccrual loans as of:

	June 30, 2024	December 31, 2023
Commercial and industrial	$308	$1,777
Real estate:
Construction and development	73	117
Commercial real estate	566	132
Farmland	842	164
1-4 family residential	4,001	2,793
Consumer and overdrafts	235	250
Agricultural	200	359
Total	$6,225	$5,592

There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual. There were no nonaccrual loans for which there was no related allowance at June 30, 2024.

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Modifications to Borrowers Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2024 and 2023.

For the Six Months Ended June 30, 2024	Term Extension	Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial	$43	$11	0.02%
Agricultural	—	102	0.82%
Total loans	$43	$113	0.01%

For the Six Months Ended June 30, 2023	Term Extension	Interest Rate Reduction	Total Class of Financing Receivable
1-4 family residential	$60	$—	0.01%
Consumer	64	—	0.11%
Total loans	$124	$—	0.01%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the six months ended June 30, 2024 and 2023:

For the Six Months Ended June 30, 2024
Term Extension	Financial Effect
Commercial and industrial	Amortization period was reduced by a weighted-average period of 0.67 years.

Interest Rate Reduction	Financial Effect
Commercial and industrial	Reduced weighted-average contractual interest rate from 8.5% to 0.0%.
Agricultural	Reduced weighted-average contractual interest rate from 8.5% to 0.0%.

For the Six Months Ended June 30, 2023
Term Extension	Financial Effect
1-4 family residential	Amortization period was extended by a weighted-average period of 5.00 years.
Consumer	Amortization period was extended by a weighted-average period of 5.49 years.

The following table provides an age analysis of loans made to borrowers experiencing financial difficulty that have been modified during the last twelve months and continue to experience financial difficulty as of June 30, 2024:

	Current	30 to 89 Days Past Due	90 Days or Greater Past Due
Commercial and industrial	$491	$—	$—
Agricultural	102	—	—
Total loans	$593	$—	$—

As of June 30, 2024, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2024 and 2023 that subsequently defaulted.

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

Securities sold under agreements to repurchase were $25,173 and $25,172 as of June 30, 2024 and December 31, 2023, respectively, and are secured by mortgage-backed securities and collateralized mortgage obligations.

The Company has an unsecured $25,000 revolving line of credit, which had no outstanding balance at June 30, 2024 and a $4,500 outstanding balance at December 31, 2023, bears interest at the greater of (i) the prime rate, which was 8.50% at June 30, 2024, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2025. The Company also maintains two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $75,000 in federal funds for short term contingent funding if necessary, of which the rate is agreed upon at the

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

time of each advance. There were no funds under these lines of credit outstanding as of June 30, 2024 and December 31, 2023.

Federal Home Loan Bank (FHLB) advances bear interest based on a fixed or variable rate, payable monthly, with all principal due at maturity. The following table presents the scheduled maturities of fixed and variable rate FHLB advances and their weighted average rates, as of June 30, 2024:

Year	Current Weighted Average Rate	Principal Due
Fixed rate advances
2024	5.16%	$45,000
Total FHLB advances		$45,000

NOTE 5 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	June 30, 2024	December 31, 2023
Trust III Debentures	$2,062	$2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note	34,635	34,568
Other debentures	2,000	4,000
	$43,852	$45,785

As of June 30, 2024, the Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I”). Upon formation, the Trusts issued pass-through securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts (composed of Trust III and DCB Trust I) issued common securities to the Company. The Trusts invested the proceeds of the sales of securities to the Company (“Debentures”). The Debentures mature approximately 30 years after the formation date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and any other required regulatory approvals).

	Trust III	DCB Trust I
Formation date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at June 30, 2024 and December 31, 2023. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the junior subordinated debentures.

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

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. Various of these debentures have matured since issuance and $2,000 remains as of June 30, 2024. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the maturity date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

(Continued)

24.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The scheduled principal payments and weighted average rates of the Debentures, the subordinated note and other debentures are as follows:

Year	Current Weighted Average Rate	Principal Due
2024	4.00%	$2,000
2025 - 2028	—	—
Thereafter	4.27%	42,217
Total scheduled principal payments		44,217
Unamortized debt issuance costs		(365)
		$43,852

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

A summary of stock option activity in the Plan during the six months ended June 30, 2024 and 2023 follows:

Six Months Ended June 30, 2024	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	465,680	$28.12	5.46	$2,782
Granted	59,000	28.86
Exercised	(24,650)	22.88
Forfeited	(18,600)	34.25
Balance, June 30, 2024	481,430	$28.24	5.62	$1,993

Exercisable at end of period	282,310	$26.63	3.80	$1,532

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Six Months Ended June 30, 2023	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	497,820	$28.07	5.87	$3,402
Granted	28,500	27.74
Exercised	(8,800)	25.57
Forfeited	(27,690)	30.65
Balance, June 30, 2023	489,830	$27.95	5.59	$884

Exercisable at end of period	283,270	$25.65	4.04	$713

A summary of nonvested stock option activity in the Plan during the six months ended June 30, 2024 and 2023 follows:

Six Months Ended June 30, 2024	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	182,570	$6.10
Granted	59,000	6.36
Vested	(25,950)	5.56
Forfeited	(16,500)	7.71
Balance, June 30, 2024	199,120	$6.18

Six Months Ended June 30, 2023	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	216,480	$5.95
Granted	28,500	5.45
Vested	(27,460)	5.80
Forfeited	(10,960)	13.53
Balance, June 30, 2023	206,560	$5.89

Information related to stock options in the Plan is as follows for the six months ended:

	June 30, 2024	June 30, 2023
Intrinsic value of options exercised	$213	$17
Cash received from options exercised	564	225
Weighted average fair value of options granted	6.36	5.45

Restricted Stock Awards

A summary of restricted stock activity in the Plan during the six months ended June 30, 2024 and 2023 follows:

Six Months Ended June 30, 2024	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	15,390	$28.87
Granted	2,388	30.49
Vested	(3,511)	28.52
Forfeited	(334)	33.43
Balance, June 30, 2024	13,933	$29.12

Six Months Ended June 30, 2023	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	18,930	$27.51
Granted	2,056	34.10
Vested	(2,970)	27.50
Forfeited	(1,051)	28.81
Balance, June 30, 2023	16,965	$28.23

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of June 30, 2024, there was $1,430 of total unrecognized compensation expense related to nonvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.29 years.

The Company granted options under the Plan during the first six months of 2024 and 2023. Expense of $270 and $298 was recorded during the six months ended June 30, 2024 and 2023, respectively, which represents the fair value of shares, restricted stock and stock options vested during those periods.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The plan provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the six months ended June 30, 2024 and 2023 totaled $830 and $868, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the Guaranty common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of June 30, 2024, the number of shares held by the KSOP was 1,024,012. There were no unallocated shares to plan participants as of June 30, 2024, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a nonqualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the Executive Incentive Retirement Plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $42,369 and $42,348 as of June 30, 2024 and December 31, 2023, respectively.

Expense related to these plans totaled $571 and $551 for the six months ended June 30, 2024 and 2023, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $6,665 and $6,050 as of June 30, 2024 and December 31, 2023, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the six months ended June 30, 2024 and 2023 totaled $1,603 and $1,900, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

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

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are composed of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of June 30, 2024, operating lease right-of-use assets were $11,452 and liabilities were $12,110, and as of December 31, 2023, lease assets and liabilities were $12,485 and $13,128, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Cash paid for operating leases was $1,154 and $1,132 for the six months ended June 30, 2024 and 2023, respectively. Operating lease expense for operating leases accounted for under ASC 842 for the six months ended June 30, 2024 and 2023 was approximately $1,168 and $1,147, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	June 30, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$11,452	$12,485
Operating lease liabilities	12,110	13,128

Weighted average remaining lease term
Operating leases	7 years	7 years
Weighted average discount rate
Operating leases	2.29%	2.28%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2028 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of June 30, 2024, are as follows:

Year Ended December 31,	Amount
2024	$1,133
2025	2,134
2026	1,897
2027	1,735
2028	1,688
Thereafter	3,856
Total lease payments	12,443
Less: interest	(333)
Present value of lease liabilities	$12,110

As of June 30, 2024, the Company had an additional operating lease that has not yet commenced with future minimum lease payments of approximately $1,201. This operating lease is expected to commence in September 2024 with a lease term of 10 years.

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense for the period	$1,654	$2,529	$3,376	$4,352
Effective tax rate	18.22%	20.89%	19.31%	19.60%

(Continued)

28.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The effective tax rates differ from the statutory federal tax rate of 21% for the three and six months ended June 30, 2024 and 2023 largely due to tax exempt interest income earned on certain investment securities and loans.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL with respect to these commitments as of June 30, 2024 and December 31, 2023.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. As of June 30, 2024 and December 31, 2023, no amounts have been recorded as an ACL for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	June 30, 2024	December 31, 2023
Commitments to extend credit	$307,719	$336,036
Letters of credit	8,783	7,536

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At June 30, 2024, the Company had letters of credit of $5,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of June 30, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it was subject.

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

As of June 30, 2024 and December 31, 2023, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since June 30, 2024 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $7,217 of trust preferred securities in Tier 1 capital as of both June 30, 2024 and December 31, 2023. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the subordinated debentures.

(Continued)

30.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total capital to risk-weighted assets:
Consolidated	$371,678	15.98%	$186,123	8.00%	$244,287	10.50%	$232,654	10.00%
Bank	373,375	16.07%	185,894	8.00%	243,986	10.50%	232,368	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	307,968	13.24%	139,593	6.00%	197,756	8.50%	139,593	6.00%
Bank	344,327	14.82%	139,421	6.00%	197,513	8.50%	185,894	8.00%
Tier 1 capital to average assets:(1)
Consolidated	307,968	9.85%	125,070	4.00%	125,070	4.00%	n/a
Bank	344,327	11.05%	124,693	4.00%	124,693	4.00%	155,867	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	300,751	12.93%	104,694	4.50%	162,858	7.00%	n/a
Bank	344,327	14.82%	104,566	4.50%	162,658	7.00%	151,039	6.50%

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

June 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$197,596	$—	$197,596	$—
Collateralized mortgage obligations	15,287	—	15,287	—
Municipal securities	2,410	—	2,410	—
Corporate bonds	27,369	—	27,369	—
Loans held for sale	871	—	—	871
Cash surrender value of life insurance	42,369	—	42,369	—
SBA servicing assets	574	—	—	574

Assets at fair value on a nonrecurring basis:
Other real estate owned	15,184	—	—	15,184

December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$149,812	$—	$149,812	$—
Collateralized mortgage obligations	17,074	—	17,074	—
Municipal securities	2,504	—	2,504	—
Corporate bonds	26,805	—	26,805	—
Loans held for sale	976	—	—	976
Cash surrender value of life insurance	42,348	—	42,348	—
SBA servicing assets	691	—	—	691

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	14,527	—	—	14,527

There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2024 or during the year ended December 31, 2023.

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

33.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table presents foreclosed assets that were remeasured and recorded at fair value as of June 30, 2024. There were no foreclosed assets that were remeasured and recorded at fair value as of June 30, 2023, or December 31, 2023.

June 30, 2024
Other real estate owned remeasured at initial recognition:
Carrying value of other real estate owned prior to remeasurement	$—
Charge-offs recognized in the allowance for credit losses	—
Fair value of other real estate owned remeasured at initial recognition	$—

Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$14,900
Write-downs included in collection and other real estate owned expense	(900)
Fair value of other real estate owned remeasured subsequent to initial recognition	$14,000

The following table presents quantitative information about nonrecurring Level 3 fair value measurements as of June 30, 2024. There were no nonrecurring level 3 fair value measurements requiring quantitative information as of December 31, 2023.

June 30, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$15,184	Income approach; Market approach	Capitalization rate; Appraised value less selling costs	6.50%; 26.00%

The following table presents information on individually evaluated collateral dependent loans included in the ACL model as of December 31, 2023. There were no individually evaluated collateral dependent loans included in the ACL model as of June 30, 2024.

	Fair Value Measurements Using
December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
Real estate:
Commercial real estate	$—	$—	$14,527	$14,527
Total	$—	$—	$14,527	$14,527

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of June 30, 2024 and December 31, 2023, are as follows:

	Fair value measurements as of June 30, 2024 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$90,212	$90,212	$—	$—	$90,212
Marketable securities held to maturity	347,992	—	316,323	—	316,323
Loans, net	2,185,247	—	—	2,099,172	2,099,172
Accrued interest receivable	12,397	—	12,397	—	12,397
Nonmarketable equity securities	21,105	—	21,105	—	21,105
Financial liabilities:
Deposits	$2,626,162	$1,898,737	$728,789	$—	$2,627,526
Securities sold under repurchase agreements	25,173	—	25,173	—	25,173
Accrued interest payable	5,646	—	5,646	—	5,646
Federal Home Loan Bank advances	45,000	—	44,972	—	44,972
Subordinated debt	43,852	—	44,490	—	44,490

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

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. Net losses attributable to the noncontrolling interest during the three and six months ended June 30, 2024 and 2023 were $12 and $5, and $19 and $9, respectively, and are excluded from this calculation. Diluted earnings per share reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net earnings of the Company. Dilutive share equivalents include stock-based awards issued to employees.

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

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$7,435	$9,581	$14,123	$17,862

Denominator:
Weighted-average shares outstanding (basic)	11,483,091	11,735,475	11,511,129	11,836,970
Effect of dilutive securities:
Common stock equivalent shares from stock options	42,413	21,037	49,734	44,464
Weighted-average shares outstanding (diluted)	11,525,504	11,756,512	11,560,863	11,881,434

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$0.65	$0.82	$1.23	$1.51
Diluted	$0.65	$0.81	$1.22	$1.50

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

QUARTERLY HIGHLIGHTS

•
Growing Earnings and Improving NIM. Net interest margin, on a fully taxable equivalent basis, continued to improve in the second quarter, increasing to 3.26%, compared to 3.16% in the first quarter and 3.19% in the prior year quarter. Earnings also improved compared to the prior quarter, due to the improved net interest margin, reverse credit loss provisions, and lower employee and compensation expenses. The net interest improvements resulted primarily from a slow-down in deposit cost increases, while earning assets have continued to reprice upward.
•
Good Asset Quality. We have experienced some risk rating downgrades as we work with certain borrowers that are experiencing cash flow and other challenges. However, we believe overall credit quality remains strong and the expected losses on deteriorating credits are low primarily due to the Bank's equity position and/or strong guarantor support. Nonperforming assets as a percentage of total assets were 0.71% at June 30, 2024, compared to 0.68% at March 31, 2024 and 0.11% at June 30, 2023. Net charge-offs (annualized) to average loans were 0.01% for the

(Continued)

37.

quarter ended June 30, 2024, compared to 0.02% for the quarter ended March 31, 2024, and 0.03% for the quarter ended June 30, 2023.

There was a reverse provision to the allowance for credit losses of $1.2 million during the second quarter, in addition to the $250,000 reverse provision in the first quarter. Changes to historical and qualitative factors have been minimal during the first half of 2024, therefore the decrease in the allowance for credit losses is due primarily to the decreases in outstanding loan balances of $107.6 million, or 4.6%, since January 1, 2024, which were partially offset by an increase in special mention and substandard loans during the same period as we continue to work with some stressed borrowers.

Nonperforming assets consist of both nonaccrual loans and other real estate owned (ORE). Nonaccrual loans represent 0.28% of total outstanding loan balances as of June 30, 2024 and consist primarily of smaller dollar consumer and small business loans. In the first quarter, we foreclosed on a multi-purpose commercial real estate loan in a vibrant location in the South Austin area and recorded other real estate owned of $14.9 million. As the property was prepared for sale and marketing in the second quarter, management applied a more conservative capitalization rate to estimate current value and applied a $900,000 valuation allowance during the quarter, which is included in other noninterest income on the income statement and explains the quarter-over-quarter decrease in that balance. During the second quarter, we also foreclosed on a single-family residential property with a fair value of $1.2 million. At this time, we do not expect additional valuation allowances or losses on the ORE.

Commercial real estate (CRE) loans, particularly office related loans, have received increased scrutiny in recent months. As of June 30, 2024, our CRE loans and real estate C&D loans represent 40.6% and 10.4% of the total loan portfolio, respectively, and office-related loans represent 5.5% of the total loan portfolio with an average balance of $551,000.

•
Granular and Consistent Core Deposit Base. As of June 30, 2024, we have 89,370 total deposit accounts with an average account balance of $29,385. We have a historically reliable core deposit base, with strong and trusted banking relationships. Total deposits decreased slightly by $1.7 million during the second quarter. DDA balances decreased $11.1 million, savings and MMDA balances decreased $21.9 million while time deposits increased $31.3 million. Excluding public funds and Bank-owned accounts, our uninsured deposits as of June 30, 2024 were 25.7% of total deposits.

Interest rates paid on deposits during the quarter stabilized with minimal increases. Despite the decrease in DDA during the quarter, noninterest-bearing deposits still represent 31.2% of total deposits. Our cost of interest-bearing deposits increased seven basis points during the quarter from 3.25% in the prior quarter to 3.32%. This increase was primarily due to renewals of maturing certificates of deposit into new CDs paying higher rates and the shift from noninterest-bearing balances to interest-bearing. Our cost of total deposits for the second quarter of 2024 increased five basis points from 2.23% in the prior quarter to 2.28%†.

•
Healthy Capital and Liquidity. Our capital and liquidity ratios, as well as contingent liquidity sources, remain very healthy. During the second quarter of 2024, we repurchased 138,427 shares of our common stock, or 1.21% of our average shares outstanding during the period, at an average price of $29.56 per share. Our liquidity ratio, calculated as cash and cash equivalents and unpledged investments divided by total liabilities, was 13.6% as of June 30, 2024, compared to 12.9% as of June 30, 2023. Our total available contingent liquidity, net of current outstanding borrowings, was $1.3 billion, consisting of FHLB, FRB and correspondent bank fed funds and revolving lines of credit. Finally, our total equity to average quarterly assets as of June 30, 2024 was 9.9%. If we had to recognize our entire net unrealized losses on both AFS and HTM securities, our total equity to average assets ratio would be 9.1%†, which we believe represents a strong capital level under regulatory requirements.

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in subsequent sections of this MD&A.

Discussion and Analysis of Results of Operations for the Six Months Ended June 30, 2024 and 2023

Results of Operations

The following discussion and analysis compares our results of operations for the six months ended June 30, 2024 with the six months ended June 30, 2023. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

(Continued)

38.

Net earnings attributable to Guaranty Bancshares, Inc. (which excludes the minority interest of consolidated subsidiaries) were $14.1 million for the six months ended June 30, 2024, as compared to $17.9 million for the six months ended June 30, 2023. The following table presents key earnings data for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023
Net earnings attributable to Guaranty Bancshares, Inc.	$14,123	$17,862
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	1.23	1.51
-diluted	1.22	1.50
Net interest margin(1)	3.24%	3.23%
Net interest rate spread(2)	2.13%	2.29%
Return on average assets	0.90%	1.09%
Return on average equity	9.42%	12.12%
Average equity to average total assets	9.56%	9.01%
Cash dividend payout ratio	39.02%	30.46%

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

Net interest income, before the provision for credit losses, for the six months ended June 30, 2024 and 2023 was $47.5 million and $49.9 million, respectively, a decrease of $2.4 million, or 4.8%. The decrease in net interest income resulted primarily from an increase in interest expense of $8.0 million, or 30.7%, partially offset by a $5.6 million, or 7.4%, increase in interest income.

The $8.0 million increase in interest expense for the six months ended June 30, 2024 was primarily related to a $11.7 million, or 66.4%, increase in interest on deposits, despite a $153.5 million, or 9.4%, increase in average interest-bearing deposits. The increase in deposit-related interest expense was due to a 112 basis point increase in average rate paid on these deposits over the same period in 2023. Additionally, there was a $4.0 million decrease in interest on FHLB advances.

The increase in interest income for the six months ended June 30, 2024 was primarily related to an increase in interest income on loans of $4.8 million, or 7.2%, during the six months ended June 30, 2024 compared to the same period in 2023.

For the six months ended June 30, 2024, net interest margin on a fully taxable equivalent basis and net interest spread were 3.21% and 2.13%, respectively, compared to 3.22% and 2.29% for the same period in 2023, which reflects a 63 basis point increase in the yield on interest-earning assets offset by a 79 basis point increase in the rate on interest-bearing liabilities from the same period of the prior year. The increase in rates was primarily due to market rate conditions during the six months ended June 30, 2024 compared to the same period of the prior year.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2024 and 2023, the amount of interest

(Continued)

39.

income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,268,323	$70,500	6.25%	$2,375,533	$65,748	5.58%
Securities available for sale	230,803	4,118	3.59	179,984	2,273	2.55
Securities held to maturity	375,158	4,865	2.61	479,063	5,881	2.48
Nonmarketable equity securities	23,840	528	4.45	28,658	720	5.07
Interest-bearing deposits in other banks	52,007	1,454	5.62	48,650	1,256	5.21
Total interest-earning assets	2,950,131	81,465	5.55	3,111,888	75,878	4.92
Allowance for credit losses	(30,643)			(31,922)
Noninterest-earning assets	235,769			218,868
Total assets	$3,155,257			$3,298,834
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,792,538	$29,283	3.29%	$1,639,003	$17,601	2.17%
Advances from FHLB and fed funds purchased	115,824	3,127	5.43	285,963	7,123	5.02
Line of credit	420	18	8.62	3,696	64	3.49
Subordinated debt	45,143	1,028	4.58	48,675	1,075	4.45
Securities sold under agreements to repurchase	42,665	542	2.55	17,937	150	1.69
Total interest-bearing liabilities	1,996,590	33,998	3.42	1,995,274	26,013	2.63
Noninterest-bearing liabilities:
Noninterest-bearing deposits	820,964			977,738
Accrued interest and other liabilities	36,201			28,706
Total noninterest-bearing liabilities	857,165			1,006,444
Equity	301,502			297,116
Total liabilities and equity	$3,155,257			$3,298,834
Net interest rate spread(2)			2.13%			2.29%
Net interest income		$47,467			$49,865
Net interest margin(3)			3.24%			3.23%
Net interest margin, fully taxable equivalent(4)			3.21%			3.22%

(1) Includes average outstanding balances of loans held for sale of $761,000 and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.
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

40.

attributable to changes in volume and interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Six Months Ended June 30, 2024 vs. 2023
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$(2,975)	$7,727	$4,752
Securities available for sale	644	1,201	1,845
Securities held to maturity	(1,281)	265	(1,016)
Nonmarketable equity securities	(121)	(71)	(192)
Interest-earning deposits in other banks	87	111	198
Total (decrease) increase in interest income	$(3,646)	$9,233	$5,587

Interest-bearing liabilities:
Interest-bearing deposits	$1,657	$10,025	$11,682
Advances from FHLB	(4,247)	251	(3,996)
Line of credit	(57)	11	(46)
Subordinated debt	(78)	31	(47)
Securities sold under agreements to repurchase	208	184	392
Total (decrease) increase in interest expense	(2,517)	10,502	7,985
Decrease in net interest income	$(1,129)	$(1,269)	$(2,398)

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

During the six months ended June 30, 2024, we recorded a $1.5 million reversal to the provision for credit loss, compared to no provision recorded during the same period in 2023. Our gross loan balances decreased by $50.3 million during the second quarter and by $107.6 million during the first half of 2024, while overall credit quality trends and economic forecast assumptions remained relatively stable. As of June 30, 2024, our allowance for credit losses as a percentage of total loans was 1.32%.

As of June 30, 2024, there were $11.3 million in loan balances past due 30 or more days, including $3.4 million in loan balances for nonperforming (nonaccrual) loans, compared to $9.8 million and $4.2 million, respectively, as of December 31, 2023, and $5.6 million and $1.3 million, respectively, as of June 30, 2023.

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

(Continued)

41.

The following table presents components of noninterest income for the six months ended June 30, 2024 and 2023 and the period-over-period variations in the categories of noninterest income:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023	2024 vs. 2023
Noninterest income:
Service charges	$2,167	$2,133	$34
Net realized loss on securities transactions	—	(229)	229
Gain on sale of loans	499	787	(288)
Fiduciary and custodial income	1,306	1,268	38
Bank-owned life insurance income	501	425	76
Merchant and debit card fees	3,828	3,795	33
Loan processing fee income	254	276	(22)
Mortgage fee income	84	118	(34)
Other noninterest income	1,218	4,205	(2,987)
Total noninterest income	$9,857	$12,778	$(2,921)
Total noninterest income decreased $2.9 million, or 22.9%, for the six months ended June 30, 2024 compared to the same period in 2023. Material changes in the components of noninterest income are discussed below.

Net Realized Loss on Securities Transactions. We sell securities from time-to-time, which results in gains or losses being recognized in the income statement as noninterest income. During the six months ended June 30, 2023 we sold securities for a net loss of $229,000. No securities were sold during the six months ended June 30, 2024.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 70 mortgage loans for $15.8 million during the six months ended June 30, 2024 compared to 95 mortgage loans for $25.3 million for the six months ended June 30, 2023, which is consistent with the industry-wide decline in overall mortgage volumes attributable to increased mortgage loan rates. Gain on sale of loans was $499,000 for the six months ended June 30, 2024, a decrease of $288,000, or 36.6%, compared to $787,000 for the six months ended June 30, 2023. The gain reported in the current period was attributable to the gain on sale of mortgage loans of $411,000 and gain on SBA 7(a) loan sales of $88,000, while the gain during the same period in the prior year consisted of $654,000 in mortgage loan sales and $133,000 in SBA 7(a) loan sales.

Bank-Owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased $76,000, or 17.9%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in income was primarily due to additional policies purchased on the lives of existing officers of the Company and an increase in yield crediting rates for certain carriers.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $34,000, or 28.8%, from June 30, 2023 was primarily due to a lower volume of mortgage purchases and refinances during the six months ended June 30, 2024.

Other. This category includes a variety of other income producing activities, including loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income decreased $3.0 million, or 71.0%, for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to a one-time gain on the sale of nonmarketable correspondent bank stock of $2.8 million in the prior year quarter and a $900,000 ORE valuation allowance during the second quarter of 2024.

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

(Continued)

42.

For the six months ended June 30, 2024, noninterest expense totaled $41.3 million, an increase of $856,000, or 2.1%, compared to $40.4 million for the six months ended June 30, 2023. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023	2024 vs. 2023
Employee compensation and benefits	$24,160	$24,203	$(43)
Non-staff expenses:
Occupancy expenses	5,671	5,584	87
Legal and professional fees	1,613	1,568	45
Software and technology	3,295	2,927	368
Amortization	285	310	(25)
Director and committee fees	398	400	(2)
Advertising and promotions	377	536	(159)
ATM and debit card expense	1,394	1,338	56
Telecommunication expense	332	354	(22)
FDIC insurance assessment fees	725	823	(98)
Other noninterest expense	3,044	2,395	649
Total noninterest expense	$41,294	$40,438	$856

Material changes in the components of noninterest expense are discussed below.

Software and Technology. Software and technology expenses increased $368,000, or 12.6%, from $2.9 million for the six months ended June 30, 2023 to $3.3 million for the six months ended June 30, 2024. The increase is attributable primarily to additional technology investments and an increase in the cost of our core processing software resulting from a higher asset tier adjustment in 2023.

Advertising and Promotions. Advertising and promotion-related expenses were $377,000 and $536,000 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $159,000, or 29.7%. The decrease was primarily due to decreased advertising and vendor costs in the current period compared to the same period in the prior year.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $1.4 million for the six months ended June 30, 2024, an increase of $56,000, or 4.2%, compared to the same period in 2023, as a result of increased ATM and debit card usage by our customers.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $725,000 for the six months ended June 30, 2024, compared to $823,000 for the same period in 2023. The decrease of $98,000, or 11.9%, was primarily due to an increase in the insurance assessment rate resulting from changes in certain financial ratios used in the calculation and an overall increase in our assessment base, which is calculated as average total assets less average tangible equity.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $649,000, or 27.1%, from $2.4 million for the six months ended June 30, 2023 to $3.0 million for the six months ended June 30, 2024 primarily due to an increase in other real estate owned activity during the current year compared to the prior year, along with various smaller dollar increases in general operating costs during the six months ended June 30, 2024.

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

For the six months ended June 30, 2024 and 2023, income tax expense totaled $3.4 million and $4.4 million, respectively. The decrease in income tax expense was primarily due to a decrease in net earnings before taxes of $4.7 million. Our effective tax rates for the six months ended June 30, 2024 and 2023 were 19.31% and 19.60%, respectively.

(Continued)

43.

Discussion and Analysis of Results of Operations for the Three Months Ended June 30, 2024 and 2023

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended June 30, 2024 with the three months ended June 30, 2023. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Net earnings attributable to Guaranty Bancshares Inc. were $7.4 million for the three months ended June 30, 2024, as compared to $9.6 million for the three months ended June 30, 2023. Basic earnings attributable to Guaranty Bancshares, Inc. per share were $0.65 for the three months ended June 30, 2024 compared to $0.82 during the same period in 2023.

The following table presents key earnings data for the periods indicated:

	Quarter Ended June 30,
(dollars in thousands, except per share data)	2024	2023
Net earnings attributable to Guaranty Bancshares, Inc.	$7,435	$9,581
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	0.65	0.82
-diluted	0.65	0.81
Net interest margin(1)	3.29%	3.21%
Net interest rate spread(2)	2.18%	2.22%
Return on average assets	0.95%	1.17%
Return on average equity	9.91%	12.87%
Average equity to average total assets	9.64%	9.13%
Cash dividend payout ratio	36.92%	28.05%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Net Interest Income

Net interest income, before the provision for credit losses, in the second quarter of 2024 and 2023 was $23.9 million and $24.7 million, respectively, a decrease of $823,000, or 3.3%. The decrease in net interest income resulted from an increase in interest expense of $2.8 million, or 20.0%, compared to the prior year quarter, which was partially offset by an increase in interest income of $2.0 million, or 5.1%, from the same quarter in the prior year. The increase in interest expense was due primarily to a $4.9 million increase in deposit interest resulting from higher interest rates between the two periods. Interest expense was also somewhat impacted by a shift from noninterest-bearing to interest-bearing deposit accounts, which resulted in increased expense in the second quarter of 2024 compared to the prior year quarter. The increase in interest income was primarily due to an increase in loan interest of $1.4 million, or 4.2%, during the current quarter compared to the prior year quarter.

Net interest margin, on a fully taxable equivalent basis, for the second quarter of 2024 and 2023 was 3.26% and 3.19%, respectively.

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

The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2024 and 2023, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

44.

	Quarter Ended June 30,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,237,469	$35,009	6.29%	$2,363,158	$33,591	5.70%
Securities available for sale	245,309	2,267	3.72	175,447	1,205	2.75
Securities held to maturity	356,922	2,332	2.63	455,626	2,831	2.49
Nonmarketable equity securities	23,243	280	4.85	28,931	301	4.17
Interest-bearing deposits in other banks	58,341	825	5.69	62,165	806	5.20
Total interest-earning assets	2,921,284	40,713	5.61	3,085,327	38,734	5.04
Allowance for credit losses	(30,407)			(31,909)
Noninterest-earning assets	240,707			219,532
Total assets	$3,131,584			$3,272,950
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,795,958	$14,824	3.32%	$1,653,237	$9,946	2.41%
Advances from FHLB and fed funds purchased	90,055	1,207	5.39	262,088	3,349	5.13
Line of credit	—	—	—	7,352	64	3.49
Subordinated debt	44,489	511	4.62	48,192	535	4.45
Securities sold under agreements to repurchase	44,059	291	2.66	24,823	137	2.21
Total interest-bearing liabilities	1,974,561	16,833	3.43	1,995,692	14,031	2.82
Noninterest-bearing liabilities:
Noninterest-bearing deposits	818,290			948,083
Accrued interest and other liabilities	36,931			30,480
Total noninterest-bearing liabilities	855,221			978,563
Equity	301,802			298,695
Total liabilities and equity	$3,131,584			$3,272,950
Net interest rate spread(2)			2.18%			2.22%
Net interest income		$23,880			$24,703
Net interest margin(3)			3.29%			3.21%
Net interest margin, fully taxable equivalent(4)			3.26%			3.19%

(1) Includes average outstanding balances of loans held for sale of $817,000 and $1.4 million for the quarter ended June 30, 2024 and 2023, respectively.
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

45.

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

	For the Three Months Ended June 30, 2024 vs. 2023
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$(1,781)	$3,199	$1,418
Securities available for sale	478	584	1,062
Securities held to maturity	(611)	112	(499)
Nonmarketable equity securities	(59)	38	(21)
Interest-earning deposits in other banks	(49)	68	19
Total (decrease) increase in interest income	$(2,022)	$4,001	$1,979

Interest-bearing liabilities:
Interest-bearing deposits	$855	$4,023	$4,878
Advances from FHLB	(2,194)	52	(2,142)
Line of credit	(64)	—	(64)
Subordinated debt	(41)	17	(24)
Securities sold under agreements to repurchase	106	48	154
Total (decrease) increase in interest expense	(1,338)	4,140	2,802
Decrease in net interest income	$(684)	$(139)	$(823)

Provision for Credit Losses

We recorded a $1.2 million reversal to our provision for credit losses during the second quarter of 2024. Our gross loan balances decreased by $50.3 million during the second quarter and by $107.6 million during the first half of 2024, while overall credit quality trends and economic forecast assumptions remained relatively stable. As of June 30, 2024 and December 31, 2023, our allowance for credit losses as a percentage of total loans was 1.32% and 1.33%, respectively.

Noninterest Income

The following table presents components of noninterest income for the three months ended June 30, 2024 and 2023 and the period-over-period variations in the categories of noninterest income:

	Quarter Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023	2024 vs. 2023
Noninterest income:
Service charges	$1,098	$1,056	$42
Net realized loss on securities transactions	—	(322)	322
Gain on sale of loans	227	473	(246)
Fiduciary and custodial income	657	630	27
Bank-owned life insurance income	250	211	39
Merchant and debit card fees	2,122	2,121	1
Loan processing fee income	136	142	(6)
Mortgage fee income	43	50	(7)
Other noninterest income	66	3,512	(3,446)
Total noninterest income	$4,599	$7,873	$(3,274)

Total noninterest income decreased $3.3 million, or 41.6%, for the three months ended June 30, 2024 compared to the same period in 2023. Material changes in the components of noninterest income are discussed below.

Net Realized Loss on Securities Transactions. We sell securities from time-to-time, which results in gains or losses being recognized in the income statement as noninterest income. During the three months ended June 30, 2023 we sold securities for a net loss of $322,000. No securities were sold during the three months ended June 30, 2024.

Gain on Sale of Loans. We sold 43 mortgage loans for $8.8 million during the three months ended June 30, 2024 compared to 51 mortgage loans for $12.6 million during the three months ended June 30, 2023. Gain on sale of loans was

(Continued)

46.

$227,000 for the three months ended June 30, 2024, a decrease of $246,000, or 52.0%, compared to $473,000 for the same period in 2023. The total gain on loans sold during the quarter ended June 30, 2024 consisted of a gain of $227,000 in mortgage loans and no SBA 7(a) loans sold, compared to a gain of $340,000 in mortgage loans and a gain of $133,000 on SBA loans sold, respectively, during the quarter ended June 30, 2023.

Bank-Owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased by $39,000, or 18.5%, during the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023. The increase in income was primarily due to $3.0 million in additional policies on executive officers that began affecting income during the third quarter of 2023, and an increase in yield crediting rates for certain carriers.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. Mortgage fee income decreased $7,000, or 14.0%, from June 30, 2023 primarily due to a lower volume of mortgage purchases and refinances during the quarter ended June 30, 2024.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income decreased $3.4 million, or 98.1%, compared to the same period in 2023. The decrease in other noninterest income was primarily due to a one-time gain on the sale of nonmarketable correspondent bank stock of $2.8 million in the prior year quarter and a $900,000 ORE valuation allowance during the second quarter of 2024.

Noninterest Expense

For the three months ended June 30, 2024, noninterest expense totaled $20.6 million, an increase of $131,000, or 0.6%, compared to $20.5 million for the three months ended June 30, 2023. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023	2024 vs. 2023
Employee compensation and benefits	$11,723	$11,939	$(216)
Non-staff expenses:
Occupancy expenses	2,924	2,754	170
Legal and professional fees	841	985	(144)
Software and technology	1,653	1,531	122
Amortization	142	149	(7)
Director and committee fees	198	201	(3)
Advertising and promotions	208	269	(61)
ATM and debit card expense	785	739	46
Telecommunication expense	159	171	(12)
FDIC insurance assessment fees	365	522	(157)
Other noninterest expense	1,604	1,211	393
Total noninterest expense	$20,602	$20,471	$131

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $11.7 million for the three months ended June 30, 2024, a decrease of $216,000, or 1.8%, compared to $11.9 million for the same period in 2023. The decrease resulted primarily from a $308,000 decrease in bonus expense, which is tied to earnings, offset by a $104,000 increase in officer salary expense during the quarter ended June 30, 2024.

Occupancy Expense. Occupancy expenses are mainly composed of depreciation expense on fixed assets and lease expense related to ASC 842 accounting. Occupancy expenses increased $170,000, or 6.2%, compared to the same quarter of the prior year. The increase was primarily due to an increase in common area maintenance costs incurred on leased properties and machine service costs to service our ATMs during the quarter ended June 30, 2024 compared to the prior year quarter.

(Continued)

47.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments other than FDIC insurance assessment fees, were $841,000 and $985,000 for the quarters ended June 30, 2024 and 2023, respectively, a decrease of $144,000, or 14.6%. The decrease was primarily due to recruiting and additional proxy-related fees during the quarter ended June 30, 2023 not present in the same quarter of 2024.

Software and Technology. Software and technology expenses increased $122,000, or 8.0%, from $1.5 million for the quarter ended March 31, 2023 to $1.7 million for the quarter ended June 30, 2024. The increase was due to continued investments in digital banking software, tools to improve efficiencies for customers and operational departments and for cybersecurity enhancements.

Advertising and Promotions. Advertising and promotion-related expenses were $208,000 and $269,000 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $61,000, or 22.7%. The decrease was primarily due to decreased advertising and vendor costs in the current period compared to the same period in the prior year.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $365,000 for the three months ended June 30, 2024, compared to $522,000 for the same period in 2023. The decrease of $157,000, or 30.1%, was primarily due to a decrease in the insurance assessment rate resulting from changes in certain financial ratios used in the calculation and an overall decrease in our assessment base, which is calculated as average total assets, less average tangible equity.

Other. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $393,000, or 32.5%, primarily due to an increase in other real estate owned activity and various smaller dollar increases in general operating costs during the second quarter of 2024, compared to the prior year quarter.

Income Tax Expense

For the three months ended June 30, 2024 and 2023, income tax expense totaled $1.7 million and $2.5 million, respectively. The effective tax rates for the three months ended June 30, 2024 and 2023 were 18.22% and 20.89%, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended June 30, 2024 and 2023, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank-owned life insurance.

Discussion and Analysis of Financial Condition as of June 30, 2024

Assets

Our total assets decreased $103.2 million, or 3.2%, from $3.18 billion as of December 31, 2023 to $3.08 billion as of June 30, 2024. The decline was primarily due to a decrease in gross loans of $107.6 million, or 4.6%, and a $9.7 million, or 1.6%, decrease in total investment securities during the period.

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

Our loan portfolio is the largest category of our earning assets. As of June 30, 2024 and December 31, 2023 total loans held for investment were $2.21 billion and $2.32 billion, respectively, a decrease of $107.6 million between periods. Additionally, $871,000 and $976,000 in loans were classified as held for sale as of June 30, 2024 and December 31, 2023, respectively.

Total loans, excluding those held for sale, as a percentage of deposits, were 84.3% and 88.2% as of June 30, 2024 and December 31, 2023, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 71.9% and 72.9% as of June 30, 2024 and December 31, 2023, respectively.

(Continued)

48.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2023 to June 30, 2024:

(dollars in thousands)	As of June 30, 2024	As of December 31, 2023	Increase (Decrease)	Percent Change
Commercial and industrial	$264,058	$287,565	$(23,507)	(8.17%)
Real estate:
Construction and development	231,053	296,639	(65,586)	(22.11%)
Commercial real estate	899,120	923,195	(24,075)	(2.61%)
Farmland	180,126	186,295	(6,169)	(3.31%)
1-4 family residential	526,650	514,603	12,047	2.34%
Multi-family residential	47,507	44,292	3,215	7.26%
Consumer and overdrafts	53,977	57,302	(3,325)	(5.80%)
Agricultural	12,506	12,685	(179)	(1.41%)
Total loans held for investment	$2,214,997	$2,322,576	$(107,579)	(4.63%)

Total loans held for sale	$871	$976	$(105)	(10.76%)

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of June 30, 2024 are summarized in the following table:

	As of June 30, 2024
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$109,173	$93,284	$59,070	$2,531	$264,058
Real estate:
Construction and development	101,878	43,599	54,400	31,176	231,053
Commercial real estate	66,307	203,519	324,071	305,223	899,120
Farmland	28,662	69,126	38,175	44,163	180,126
1-4 family residential	26,889	38,954	179,116	281,691	526,650
Multi-family residential	19,676	6,439	16,602	4,790	47,507
Consumer	14,233	37,216	1,111	1,417	53,977
Agricultural	7,921	4,170	415	—	12,506
Total loans	$374,739	$496,307	$672,960	$670,991	$2,214,997
Amounts with fixed rates	$209,403	$383,718	$36,499	$33,027	$662,647
Amounts with adjustable rates	$165,336	$112,589	$636,461	$637,964	$1,552,350

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

Nonperforming assets as a percentage of total loans were 0.98% at June 30, 2024, compared to 0.25% at December 31, 2023. The Bank's nonperforming assets consist primarily of other real estate owned and nonaccrual loans. The increase in nonperforming assets was primarily due to the foreclosure of a multi-purpose commercial real estate loan

(Continued)

49.

in the South Austin area during the first quarter of 2024. We expect little or no loss on the sale of this other real estate owned.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans	$6,225	$5,592
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	6,225	5,592
Other real estate owned:
Residential real estate	15,184	—
Total other real estate owned	15,184	—
Repossessed assets owned	331	234
Total other assets owned	15,515	234
Total nonperforming assets	$21,740	$5,826
Ratio of nonaccrual loans to total loans(1)	0.28%	0.24%
Ratio of nonperforming loans to total loans(1)	0.28%	0.24%
Ratio of nonperforming assets to total loans(1)	0.98%	0.25%
Ratio of nonperforming assets to total assets	0.71%	0.18%

(1) Excludes loans held for sale of $871,000 and $976,000 as of June 30, 2024 and December 31, 2023, respectively.

The following table presents nonaccrual loans by category as of:

(in thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$308	$1,777
Real estate:
Construction and development	73	117
Commercial real estate	566	132
Farmland	842	164
1-4 family residential	4,001	2,793
Consumer and overdrafts	235	250
Agricultural	200	359
Total	$6,225	$5,592

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

(Continued)

50.

Credits rated as loss are charged off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	June 30, 2024
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$261,892	$79	$1,779	$—	$—	$308	$264,058
Real estate:
Construction and development	227,151	—	3,829	—	—	73	231,053
Commercial real estate	855,366	30,255	12,933	—	—	566	899,120
Farmland	177,338	1,827	119	—	—	842	180,126
1-4 family residential	520,474	2,175	—	—	—	4,001	526,650
Multi-family residential	47,507	—	—	—	—	—	47,507
Consumer and overdrafts	53,696	46	—	—	—	235	53,977
Agricultural	12,265	22	19	—	—	200	12,506
Total	$2,155,689	$34,404	$18,679	$—	$—	$6,225	$2,214,997

	December 31, 2023
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$283,202	$1,503	$1,083	$—	$—	$1,777	$287,565
Real estate:
Construction and development	296,266	—	256	—	—	117	296,639
Commercial real estate	892,563	7,333	23,167	—	—	132	923,195
Farmland	186,051	—	80	—	—	164	186,295
1-4 family residential	510,947	863	—	—	—	2,793	514,603
Multi-family residential	44,292	—	—	—	—	—	44,292
Consumer and overdrafts	57,015	37	—	—	—	250	57,302
Agricultural	12,301	—	25	—	—	359	12,685
Total	$2,282,637	$9,736	$24,611	$—	$—	$5,592	$2,322,576

Loans risk rated as substandard increased $7.4 million during the quarter, from $11.3 million as of March 31, 2024 to $18.7 million as of June 30, 2024. The increase was primarily due to a few loan relationships downgraded during the period, however minimal if any losses are expected at this time.

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of June 30, 2024, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the six months ended June 30, 2024.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and

(Continued)

51.

credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of June 30, 2024, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

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

As of June 30, 2024, the allowance for credit losses totaled $29.3 million, or 1.32%, of total loans, excluding those held for sale. As of December 31, 2023, the allowance for credit losses totaled $30.9 million, or 1.33%, of total loans, excluding those held for sale.

(Continued)

52.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For The Six Months Ended June 30,		As of and For The Year Ended December 31,
(dollars in thousands)	2024	2023	2023
Average loans outstanding(1)	$2,268,323	$2,375,533	$2,352,154
Gross loans outstanding at end of period(2)	2,214,997	2,333,901	2,322,576
Allowance for credit losses at beginning of the period	30,920	31,974	31,974
Reversal of provision for credit losses	(1,450)	—	—
Charge offs:
Commercial and industrial	230	20	473
Real estate:
Commercial real estate	—	87	277
Consumer	85	72	139
Agriculture	—	3	3
Overdrafts	110	136	312
Total charge-offs	425	318	1,204
Recoveries:
Commercial and industrial	174	12	19
Consumer	29	58	68
Agriculture	2	2	2
Overdrafts	32	31	61
Total recoveries	237	103	150
Net charge-offs	188	215	1,054
Allowance for credit losses at end of period	$29,282	$31,759	$30,920
Ratio of allowance to end of period loans(2)	1.32%	1.36%	1.33%
Ratio of net charge-offs to average loans(1)	0.01%	0.01%	0.04%

Total nonaccrual loans	$6,225	$3,550	$5,592
Ratio of allowance to nonaccrual loans	470.4%	894.6%	552.9%

(1) Includes average outstanding balances of loans held for sale of $761,000, $1.5 million and $1.2 million for the six months ended June 30, 2024 and 2023, and for the year ended December 31, 2023, respectively.

(2) Excludes loans held for sale of $871,000, $795,000 and $976,000 for the six months ended June 30, 2024 and 2023, and for the year ended December 31, 2023, respectively.

The ratio of allowance for credit losses to nonperforming loans decreased from 552.9% at December 31, 2023 to 470.4% at June 30, 2024. Nonperforming loans increased to $6.2 million at June 30, 2024, compared to $5.6 million at December 31, 2023.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Six Months Ended June 30,
	2024	2023
Commercial and industrial	0.02%	—
Real estate:
Commercial real estate	—	0.01%
Consumer	0.10%	0.02%
Agricultural	(0.02%)	0.01%
Overdrafts	22.16%	26.65%
Net charge-offs to total loans	0.01%	0.01%

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

53.

occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of June 30, 2024		As of December 31, 2023
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$3,186	10.88%	$3,719	12.03%
Real estate:
Construction and development	2,906	9.92%	3,623	11.72%
Commercial real estate	12,179	41.59%	12,257	39.64%
Farmland	2,077	7.09%	2,231	7.22%
1-4 family residential	7,401	25.27%	7,470	24.16%
Multi-family residential	540	1.84%	521	1.68%
Total real estate	25,103	85.71%	26,102	84.42%
Consumer and overdrafts	851	2.92%	947	3.06%
Agricultural	142	0.49%	152	0.49%
Total allowance for credit losses	$29,282	100.00%	$30,920	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2024, the carrying amount of our investment securities totaled $590.7 million, a decrease of $9.7 million, or 1.6%, compared to $600.4 million as of December 31, 2023. Investment securities represented 19.2% and 18.9% of total assets as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, securities available for sale totaled $242.7 million and securities held to maturity totaled $348.0 million. As of December 31, 2023, securities available for sale totaled $196.2 million and securities held to maturity totaled $404.2 million.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in equity. As of June 30, 2024, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore, the Company carried no ACL with respect to our securities portfolio at June 30, 2024.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $7.3 million at June 30, 2024, compared to a net unamortized, unrealized loss of $7.0 million at December 31, 2023. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,370	$—	$1,058	$8,312
Treasury securities	29,665	—	565	29,100
Corporate bonds	29,842	—	2,473	27,369
Municipal securities	161,054	406	7,459	154,001
Mortgage-backed securities	327,365	821	31,553	296,633
Collateralized mortgage obligations	52,485	2	8,917	43,570
Total	$609,781	$1,229	$52,025	$558,985

(Continued)

54.

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,292	$—	$1,066	$8,226
Treasury securities	69,432	—	1,038	68,394
Corporate bonds	29,882	—	3,077	26,805
Municipal securities	170,497	1,105	6,123	165,479
Mortgage-backed securities	284,291	1,014	30,726	254,579
Collateralized mortgage obligations	56,194	19	8,978	47,235
Total	$619,588	$2,138	$51,008	$570,718

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of June 30, 2024 and December 31, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

The following tables set forth the fair value of available for sale securities and the amortized cost of held to maturity securities, expected maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated.

	As of June 30, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,370	1.35%	$—	—	$—	—	$9,370	1.35%
Treasury securities	29,665	2.92%	—	—	—	—	—	—	29,665	2.92%
Corporate bonds	7,413	3.30%	1,927	4.13%	18,029	4.00%	—	—	27,369	3.84%
Municipal securities	11,006	2.86%	37,683	2.88%	77,020	2.97%	35,435	3.10%	161,144	2.98%
Mortgage-backed securities	—	—	61,019	2.31%	209,481	3.23%	41,798	4.14%	312,298	3.18%
Collateralized mortgage obligations	1,819	2.81%	19,418	3.29%	26,423	1.32%	3,148	1.37%	50,808	2.07%
Total	$49,903	2.96%	$129,417	2.57%	$330,953	3.07%	$80,381	3.52%	$590,654	3.02%

	As of December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,292	1.35%	$—	—	$—	—	$9,292	1.35%
Treasury securities	39,969	2.21%	29,463	2.92%	—	—	—	—	69,432	2.51%
Corporate bonds	1,980	3.31%	7,228	3.40%	17,597	4.00%	—	—	26,805	3.80%
Municipal securities	8,568	3.63%	43,517	2.90%	68,044	3.06%	50,550	3.17%	170,679	3.08%
Mortgage-backed securities	—	—	46,823	1.80%	187,027	2.87%	35,834	3.42%	269,684	2.76%
Collateralized mortgage obligations	1,577	2.89%	17,623	2.77%	30,595	1.48%	4,716	2.81%	54,511	2.10%
Total	$52,094	2.51%	$153,946	2.46%	$303,263	2.84%	$91,100	3.25%	$600,403	2.78%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing

(Continued)

55.

interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.55 years with an estimated effective duration of 4.34 years as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of equity.

The average yield of our securities portfolio was 3.02% and 2.78% as of June 30, 2024 and December 31, 2023, respectively. Average yield went up 24 basis points primarily due to a 41 basis point increase in yield on treasury securities and a 42 basis point increase in yield on mortgage-backed securities, which were partially offset by a 10 basis point decrease in yield on municipal securities. As of June 30, 2024, the fair value of available for sale and amortized cost of held to maturity mortgage-backed securities and municipal securities comprised 52.9% and 27.3% of the portfolio, respectively. As of December 31, 2023, mortgage-backed securities and municipal securities comprised 44.9% and 28.4% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average total deposits for the six months ended June 30, 2024 were $2.61 billion, a decrease of $10.2 million, or 5.5%, compared to $2.62 billion for the year ended December 31, 2023. The average rate paid on total interest-bearing deposits was 3.29% and 2.65% for the six months ended June 30, 2024 and year ended December 31, 2023, respectively. The increase in average rates between periods was driven primarily by the continued repricing of lower rate deposits for higher rates.

The following table presents the average balance of, and rate paid on, deposits for the periods indicated:

	Six Months Ended June 30,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW and interest-bearing demand accounts	$227,685	1.17%	$287,631	0.96%
Savings accounts	121,049	0.75%	137,167	0.75%
Money market accounts	713,483	3.23%	730,664	2.45%
Certificates and other time deposits	730,321	4.42%	483,541	2.75%
Total interest-bearing deposits	1,792,538	3.29%	1,639,003	2.17%
Noninterest-bearing demand accounts	820,964	0.00%	948,083	0.00%
Total deposits	$2,613,502	2.25%	$2,587,086	1.35%

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Six Months Ended June 30, 2024	For the Year Ended December 31, 2023	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$227,686	$260,297	$(32,611)	(12.53%)
Savings accounts	121,049	134,409	(13,360)	(9.94%)
Money market accounts	713,482	707,840	5,642	0.80%
Certificates and other time deposits	730,321	596,212	134,109	22.49%
Total interest-bearing deposits	1,792,538	1,698,758	93,780	5.52%
Noninterest-bearing demand accounts	820,964	924,945	(103,981)	(11.24%)
Total deposits	$2,613,502	$2,623,703	$(10,201)	(0.39%)

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2024 and year ended December 31, 2023 was 31.2% and 35.3%, respectively.

Total deposits as of June 30, 2024 were $2.63 billion, a decrease of $7.1 million, or 0.3%, compared to $2.63 billion as of December 31, 2023.

Noninterest-bearing deposits as of June 30, 2024 were $820.4 million compared to $853.0 million as of December 31, 2023, a decrease of $32.5 million, or 3.8%.

(Continued)

56.

Total interest-bearing deposits as of June 30, 2024 and December 31, 2023 were $1.81 billion and $1.78 billion, respectively, which represented a slight increase of $25.4 million, or 1.4%.

The aggregate amount of certificates and other time deposits in denominations greater than $250,000 as of June 30, 2024 and December 31, 2023 was $301.2 million and $279.0 million, respectively.

The amount of uninsured certificates of deposit will differ from the total amount of certificates of deposit greater than $250,000 due to various factors, including joint account ownership. The following table sets forth the amount of uninsured certificates of deposit greater than $250,000 by time remaining until maturity as of June 30, 2024.

(dollars in thousands)	June 30, 2024
Under 3 months	$54,641
3 to 6 months	105,108
6 to 12 months	78,271
Over 12 months	3,003
Total	$241,023

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2024 and December 31, 2023, total borrowing capacity of $1,045.0 million and $939.8 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within one year. As of June 30, 2024, approximately $1.93 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.

The following table presents our FHLB borrowings by maturity and weighted average rate as of June 30, 2024:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Less than 90 days	$45,000	5.16%
Total	$45,000	5.16%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2024 and December 31, 2023, $227.2 million and $222.2 million, respectively, were available under this arrangement. As of June 30, 2024 and December 31, 2023, approximately $270.5 million and $290.7 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of June 30, 2024 and December 31, 2023, no borrowings were outstanding under this arrangement.

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

(Continued)

57.

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

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 Capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of $365,000 in related unamortized issuance costs on the consolidated balance sheets.

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. Various portions of these debentures have matured since issuance and $2.0 million remains outstanding as of June 30, 2024. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2024. The line of credit bears interest at the prime rate (8.50% as of June 30, 2024) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2025. As of June 30, 2024, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2024 and the year ended December 31, 2023, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2024 and December 31, 2023, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $75.0 million in federal funds. There were no funds under these lines of credit outstanding as of June 30, 2024 and December 31, 2023.

Contingent liquidity sources and availability as of June 30, 2024 are provided below. The table below shows our total lines of credit and current borrowings as of June 30, 2024 and total amounts available for future borrowings, if necessary.

	June 30, 2024		Total Available for Future Liquidity
(dollars in thousands)	Line of Credit	Borrowings
FHLB advances	$1,089,968	$45,000	$1,044,968
Federal Reserve discount window	227,153	—	227,153
Federal funds lines of credit	75,000	—	75,000
Correspondent bank line of credit	25,000	—	25,000
Total liquidity lines			$1,372,121

(Continued)

58.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.16 billion for the six months ended June 30, 2024 and $3.25 billion for the year ended December 31, 2023.

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Sources of Funds:
Deposits:
Noninterest-bearing	26.02%	28.45%
Interest-bearing	56.81%	52.25%
Advances from FHLB	3.67%	6.96%
Line of credit	0.01%	0.13%
Subordinated debt	1.43%	1.47%
Securities sold under agreements to repurchase	1.35%	0.63%
Accrued interest and other liabilities	1.15%	0.96%
Equity	9.56%	9.15%
Total	100.00%	100.00%

Uses of Funds:
Loans	70.92%	71.38%
Securities available for sale	7.31%	5.61%
Securities held to maturity	11.89%	13.81%
Nonmarketable equity securities	0.76%	0.84%
Federal funds sold	1.47%	1.41%
Interest-bearing deposits in other banks	0.17%	0.18%
Other noninterest-earning assets	7.48%	6.77%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	31.41%	35.25%
Average loans to average deposits	86.79%	89.65%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, decreased $107.2 million, or 4.5%, for the six months ended June 30, 2024 compared to the same period in 2023, while our average deposits decreased $3.2 million, or 0.1%, for the same time period. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of June 30, 2024, we had $307.7 million in outstanding commitments to extend credit and $8.8 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had $336.0 million in outstanding commitments to extend credit and $7.5 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2024 and December 31, 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2024, we had cash and cash equivalents of $90.2 million, compared to $89.5 million as of December 31, 2023. The increase was primarily due to an increase in federal funds sold of $3.9 million, which is used for liquidity purposes.

Capital Resources

Total equity increased to $308.6 million as of June 30, 2024, compared to $303.8 million as of December 31, 2023, an increase of $4.7 million, or 1.6%. The increase from December 31, 2023 was due to net earnings attributable to Guaranty Bancshares, Inc. of $14.1 million and a positive shift in our net unrealized losses on securities compared to prior periods. These increases were somewhat offset by the payment of dividends of $5.5 million and a higher volume of stock share repurchases of $4.4 million during the six months ended June 30, 2024 compared to the same period in 2023.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of June 30, 2024 and December 31, 2023, we were in

(Continued)

59.

compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk-weighted assets)	$371,678	15.98%	$367,526	15.22%
Tier 1 capital (to risk-weighted assets)	307,968	13.24%	302,757	12.53%
Tier 1 capital (to average assets)	307,968	9.85%	302,757	9.47%
Common equity tier 1 capital (to risk-weighted assets)	300,751	12.93%	295,540	12.24%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$373,375	16.07%	$373,778	15.49%
Tier 1 capital (to risk weighted assets)	344,327	14.82%	343,607	14.24%
Tier 1 capital (to average assets)	344,327	11.05%	343,607	10.78%
Common equity tier 1 capital (to risk-weighted assets)	344,327	14.82%	343,607	14.24%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of June 30, 2024, which consist of future cash payments associated with our contractual obligations.

	As of June 30, 2024
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$702,598	$21,333	$3,494	$—	$727,425
Advances from FHLB	45,000	—	—	—	45,000
Subordinated debt	2,000	—	—	42,217	44,217
Operating leases	2,260	3,786	3,209	3,188	12,443
Total	$751,858	$25,119	$6,703	$45,405	$829,085
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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2024 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of June 30, 2024
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$6,452	$701	$—	$1,630	$8,783
Commitments to extend credit	205,789	47,045	19,301	35,584	307,719
Total	$212,241	$47,746	$19,301	$37,214	$316,502

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable

(Continued)

60.

securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of June 30, 2024, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of June 30, 2024.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of June 30, 2024.

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

To combat record levels of inflation, the Federal Reserve approved its first interest rate increase in the current cycle in March 2022, and has since raised interest rates by 525 basis points through June 30, 2024. If the Federal Reserve continues to increase interest rates, we expect those increases to have a negative impact on our net income in the short term due to timing differences in asset and liability repricing, but ultimately a net positive impact on our net income, despite likely absolute increases in our operating expenses due to inflation.

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

(Continued)

61.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	June 30, 2024		December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(2.91%)	(14.99%)	(2.31%)	(19.90%)
+200	(2.00%)	(8.89%)	(1.64%)	(12.07%)
+100	(1.36%)	(4.15%)	(1.13%)	(5.77%)
Base	—	—	—	—
-100	(0.31%)	2.12%	(0.57%)	2.67%
-200	0.36%	2.21%	0.07%	3.13%

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

(Continued)

62.

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

The following tables reconcile, as of and for the dates set forth below, the following financial measures:

Net Unrealized Loss on Securities, Tax Effected, as a Percentage of Total Equity

(dollars in thousands)	June 30, 2024
Total equity(1)	$308,570
Less: net unrealized loss on HTM securities, tax effected	(25,019)
Total equity, including net unrealized loss on AFS and HTM securities	$283,551

Net unrealized loss on AFS securities, tax effected	15,110
Net unrealized loss on HTM securities, tax effected	25,019
Net unrealized loss on AFS and HTM securities, tax effected	$40,129

Net unrealized loss on securities as % of total equity(1)	13.0%
Total equity before impact of unrealized losses	$323,680
Net unrealized loss on securities as % of total equity before impact of unrealized losses	12.4%

Total average assets	$3,131,584
Total equity to average assets	9.9%
Total equity, adjusted for tax effected net unrealized loss, to average assets	9.1%

(1) Includes the net unrealized loss on AFS securities, tax effected, of $15.1 million.

(Continued)

63.

Cost of Total Deposits

	Quarter Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2023
Average interest-bearing deposits
Certificates and other time deposits	$736,394	$724,248	$556,022
Other interest-bearing deposits	1,059,564	1,064,871	1,097,215
Total average interest-bearing deposits	$1,795,958	$1,789,119	$1,653,237
Adjustments:
Noninterest-bearing deposits	818,290	823,638	948,083
Total average deposits	$2,614,248	$2,612,757	$2,601,320

Deposit-related interest expense
Certificates and other time deposits	$8,215	$7,820	$4,511
Other interest-bearing deposits	6,609	6,639	5,435
Total deposit-related interest expense	$14,824	$14,459	$9,946

Average cost of certificates and other time deposits	4.49%	4.34%	3.25%
Average cost of other interest-bearing deposits	2.51%	2.51%	1.99%
Average cost of interest-bearing deposits	3.32%	3.25%	2.41%
Average cost of total deposits	2.28	2.23	1.53

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

64.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(Continued)

65.

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

The table below contains information regarding all shares repurchased by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April, 2024	35,900	$28.75	35,900	988,100
May, 2024	27,129	29.55	27,129	960,971
June, 2024	75,398	29.94	75,398	885,573
Total	138,427	$29.56	138,427

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

(Continued)

66.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1

Guaranty Bancshares, Inc. Executive Officer Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

______________________________

†	Represents a management contract or a compensatory plan or arrangement.
*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

(Continued)

67.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: August 7, 2024	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: August 7, 2024	/s/ Shalene A. Jacobson
Shalene A. Jacobson
Chief Financial Officer

68.