Form 10-Q
period 2024-09-30
GUARANTY BANCSHARES INC /TX/
filed 2024-11-06
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 11,417,708 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$50,623	$47,744
Federal funds sold	108,350	36,575
Interest-bearing deposits	3,973	5,205
Total cash and cash equivalents	162,946	89,524
Securities available for sale	277,567	196,195
Securities held to maturity	341,911	404,208
Loans held for sale	770	976
Loans, net of allowance for credit losses of $28,543 and $30,920, respectively	2,107,597	2,290,881
Accrued interest receivable	10,927	13,143
Premises and equipment, net	56,964	57,018
Other real estate owned	15,184	—
Cash surrender value of life insurance	42,623	42,348
Core deposit intangible, net	1,100	1,418
Goodwill	32,160	32,160
Other assets	47,356	56,920
Total assets	$3,097,105	$3,184,791
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$839,567	$852,957
Interest-bearing	1,829,347	1,780,289
Total deposits	2,668,914	2,633,246
Securities sold under agreements to repurchase	31,164	25,172
Accrued interest and other liabilities	33,849	32,242
Line of credit	—	4,500
Federal Home Loan Bank advances	—	140,000
Subordinated debt, net	43,885	45,785
Total liabilities	2,777,812	2,880,945
Commitments and contingencies (see Note 10)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,320,666 and 14,242,328 shares issued, and 11,408,908 and 11,540,644 shares outstanding, respectively	14,321	14,242
Additional paid-in capital	231,026	228,986
Retained earnings	170,148	156,878
Treasury stock, 2,911,758 and 2,701,684 shares, respectively, at cost	(77,750)	(71,484)
Accumulated other comprehensive loss	(18,961)	(25,322)
Equity attributable to Guaranty Bancshares, Inc.	318,784	303,300
Noncontrolling interest	509	546
Total equity	319,293	303,846
Total liabilities and equity	$3,097,105	$3,184,791

See accompanying notes to consolidated financial statements.

1.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income
Loans, including fees	$34,615	$34,765	$105,115	$100,513
Securities
Taxable	3,645	2,906	10,370	8,561
Nontaxable	1,081	1,150	3,339	3,649
Nonmarketable equity securities	194	304	722	1,024
Federal funds sold and interest-bearing deposits	898	693	2,352	1,949
Total interest income	40,433	39,818	121,898	115,696

Interest expense
Deposits	15,243	13,069	44,526	30,670
FHLB advances and federal funds purchased	286	2,588	3,413	9,711
Subordinated debt	506	534	1,534	1,609
Other borrowed money	207	325	767	539
Total interest expense	16,242	16,516	50,240	42,529

Net interest income	24,191	23,302	71,658	73,167
Reversal of provision for credit losses	(500)	—	(1,950)	—
Net interest income after reversal of provision for credit losses	24,691	23,302	73,608	73,167

Noninterest income
Service charges	1,165	1,131	3,332	3,264
Net realized loss on sales of securities available for sale	—	—	—	(229)
Net realized gain on sale of loans	252	218	751	1,005
Merchant and debit card fees	1,817	1,752	5,645	5,547
Other income	1,920	1,838	5,283	8,130
Total noninterest income	5,154	4,939	15,011	17,717

Noninterest expense
Employee compensation and benefits	11,586	11,944	35,746	36,147
Occupancy expenses	3,026	2,960	8,697	8,544
Other expenses	6,066	5,610	17,529	16,261
Total noninterest expense	20,678	20,514	61,972	60,952

Income before income taxes	9,167	7,727	26,647	29,932
Income tax provision	1,788	1,437	5,164	5,789
Net earnings	$7,379	$6,290	$21,483	$24,143
Net loss attributable to noncontrolling interest	18	7	37	16
Net earnings attributable to Guaranty Bancshares, Inc.	$7,397	$6,297	$21,520	$24,159
Basic earnings per share	$0.65	$0.54	$1.88	$2.06
Diluted earnings per share	$0.65	$0.54	$1.87	$2.05

See accompanying notes to consolidated financial statements.

2.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings	$7,379	$6,290	$21,483	$24,143
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	6,736	(2,659)	6,782	(4,518)
Reclassification adjustment for net losses included in net earnings, net of tax	—	—	—	181
Change in net unrealized loss on available for sale securities transferred to held to maturity, net of tax	(100)	(365)	(421)	(932)
Unrealized gains (losses) on securities, net of tax	6,636	(3,024)	6,361	(5,269)

Total other comprehensive income (loss)	6,636	(3,024)	6,361	(5,269)

Comprehensive income	14,015	3,266	27,844	18,874
Less comprehensive loss attributable to noncontrolling interest	18	7	37	16
Comprehensive income attributable to Guaranty Bancshares, Inc.	$14,033	$3,273	$27,881	$18,890

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	$—	$14,242	$228,986	$156,878	$(71,484)	$(25,322)	$546	$303,846
Net earnings	—	—	—	21,520	—	—	(37)	21,483
Other comprehensive income	—	—	—	—	—	6,361	—	6,361
Exercise of stock options	—	77	1,633	—	—	—	—	1,710
Purchase of treasury stock	—	—	—	—	(6,266)	—	—	(6,266)
Restricted stock grants	—	2	(2)	—	—	—	—	—
Stock based compensation	—	—	409	—	—	—	—	409
Cash dividends:
Common - $0.72 per share	—	—	—	(8,250)	—	—	—	(8,250)
Total equity at September 30, 2024	$—	$14,321	$231,026	$170,148	$(77,750)	$(18,961)	$509	$319,293

For the Three Months Ended September 30, 2024
Balance at June 30, 2024	$—	$14,269	$229,793	$165,489	$(75,911)	$(25,597)	$527	$308,570
Net earnings	—	—	—	7,397	—	—	(18)	7,379
Other comprehensive income	—	—	—	—	—	6,636	—	6,636
Exercise of stock options	—	52	1,094	—	—	—	—	1,146
Purchase of treasury stock	—	—	—	—	(1,839)	—	—	(1,839)
Restricted stock grants	—	—	—	—	—	—	—	—
Stock based compensation	—	—	139	—	—	—	—	139
Cash dividends:
Common - $0.24 per share	—	—	—	(2,738)	—	—	—	(2,738)
Total equity at September 30, 2024	$—	$14,321	$231,026	$170,148	$(77,750)	$(18,961)	$509	$319,293

See accompanying notes to consolidated financial statements.

4.

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$—	$14,209	$227,727	$137,565	$(60,257)	$(24,260)	$574	$295,558
Net earnings	—	—	—	24,159	—	—	(16)	24,143
Other comprehensive loss	—	—	—	—	—	(5,269)	—	(5,269)
Exercise of stock options	—	21	495	—	—	—	—	516
Purchase of treasury stock	—	—	—	—	(10,539)	—	—	(10,539)
Restricted stock grants	—	1	(1)	—	—	—	—	—
Stock based compensation	—	—	445	—	—	—	—	445
Cash dividends:
Common - $0.69 per share	—	—	—	(8,070)	—	—	—	(8,070)
Total equity at September 30, 2023	$—	$14,231	$228,666	$153,654	$(70,796)	$(29,529)	$558	$296,784

For the Three Months Ended September 30, 2023
Balance at June 30, 2023	$—	$14,218	$228,241	$150,015	$(69,107)	$(26,505)	$565	$297,427
Net earnings	—	—	—	6,297	—	—	(7)	6,290
Other comprehensive loss	—	—	—	—	—	(3,024)	—	(3,024)
Exercise of stock options	—	13	278	—	—	—	—	291
Purchase of treasury stock	—	—	—	—	(1,689)	—	—	(1,689)
Stock based compensation	—	—	147	—	—	—	—	147
Dividends:
Common - $0.23 per share	—	—	—	(2,658)	—	—	—	(2,658)
Total equity at September 30, 2023	$—	$14,231	$228,666	$153,654	$(70,796)	$(29,529)	$558	$296,784

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net earnings	$21,483	$24,143
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,084	3,036
Amortization	527	556
Deferred taxes	428	(1,157)
Premium amortization, net of discount accretion	1,219	1,613
Net realized loss on sales of securities available for sale	—	229
Gain on sale of loans	(751)	(1,005)
Reversal of provision for credit losses	(1,950)	—
Origination of loans held for sale	(24,784)	(32,719)
Proceeds from loans held for sale	25,741	34,374
Write-down of other real estate and repossessed assets	923	—
Net gain on sale of premises, equipment, other real estate owned and other assets	(47)	(2,944)
Stock based compensation	409	445
Net change in accrued interest receivable and other assets	9,086	(21,196)
Net change in accrued interest payable and other liabilities	1,523	2,778
Net cash provided by operating activities	$36,891	$8,153

Cash flows from investing activities
Securities available for sale:
Purchases	$(1,493,974)	$(1,404,235)
Proceeds from sales	—	21,268
Proceeds from maturities and principal repayments	1,420,794	1,386,666
Securities held to maturity:
Proceeds from maturities and principal repayments	61,050	99,020
Net repayments of loans	168,942	58,082
Purchases of premises and equipment	(3,133)	(5,464)
Proceeds from sale of premises, equipment, other real estate owned and other assets	414	3,498
Net cash provided by investing activities	$154,093	$158,835

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities
Net change in deposits	$35,668	$(22,861)
Net change in securities sold under agreements to repurchase	5,992	12,145
Proceeds from FHLB advances	1,395,000	2,480,000
Repayment of FHLB advances	(1,535,000)	(2,595,000)
Proceeds from line of credit	3,000	15,000
Repayment of line of credit	(7,500)	(13,000)
Repayments of debentures	(2,000)	(1,500)
Purchase of treasury stock	(6,266)	(10,539)
Exercise of stock options	1,710	516
Cash dividends paid	(8,166)	(8,039)
Net cash used in financing activities	$(117,562)	$(143,278)
Net change in cash and cash equivalents	73,422	23,710
Cash and cash equivalents at beginning of period	89,524	106,467
Cash and cash equivalents at end of period	$162,946	$130,177

Supplemental disclosures of cash flow information
Interest paid	$49,637	$39,832
Income taxes paid	4,225	6,580

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,738	$2,658
Lease right of use assets obtained in exchange for lease liabilities	1,205	568
Transfer of loans to other real estate owned and repossessed assets	16,292	—

See accompanying notes to consolidated financial statements.

7.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Guaranty Bancshares, Inc. (“Guaranty”) is a bank holding company headquartered in Mount Pleasant, Texas that provides, through its wholly-owned subsidiary, Guaranty Bank & Trust, N.A. (the “Bank”), a broad array of financial products and services to individuals and corporate customers, primarily in its markets of East Texas, Dallas/Fort Worth, Greater Houston and Central Texas. The terms “the Company,” “we,” “us” and “our” mean Guaranty and its subsidiaries, when appropriate. The Company’s main sources of income are derived from granting loans throughout its markets and investing in securities issued or guaranteed by the U.S. Treasury, U.S. government agencies and state and political subdivisions. The Company’s primary lending products are real estate, commercial and consumer loans. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor contracts is dependent on the economy of the State of Texas and primarily the economies of East Texas, Dallas/Fort Worth, Greater Houston and Central Texas. The Company primarily funds its lending activities with deposit operations. The Company’s primary deposit products are checking accounts, money market accounts, savings accounts and certificates of deposit.

Principles of Consolidation: The consolidated financial statements in this Quarterly Report on Form 10-Q (this “Report”) include the accounts of Guaranty, the Bank and indirect subsidiaries that are wholly-owned or controlled. Subsidiaries that are less than wholly owned are fully consolidated if they are controlled by Guaranty or one of its subsidiaries, and the portion of any subsidiary not owned by Guaranty is reported as noncontrolling interest. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank has seven wholly-owned or controlled non-bank subsidiaries, Guaranty Company, Inc., G B COM, INC., 2800 South Texas Avenue LLC, Pin Oak Realty Holdings, Inc., Pin Oak Asset Management, LLC, Guaranty Bank & Trust Political Action Committee and Caliber Guaranty Private Account, LLC (the entity which has a noncontrolling interest). The accounting and financial reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

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

8.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of September 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses:

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Treasury securities	$14,968	$3	$4	$14,967
Corporate bonds	27,823	—	1,823	26,000
Municipal securities	2,319	122	—	2,441
Mortgage-backed securities	227,136	3,202	10,904	219,434
Collateralized mortgage obligations	15,921	11	1,207	14,725
Total available for sale	$288,167	$3,338	$13,938	$277,567

Held to maturity:
U.S. government agencies	$9,410	$—	$736	$8,674
Treasury securities	29,768	—	263	29,505
Municipal securities	156,506	578	5,538	151,546
Mortgage-backed securities	111,767	—	10,945	100,822
Collateralized mortgage obligations	34,460	—	5,694	28,766
Total held to maturity	$341,911	$578	$23,176	$319,313

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,882	$—	$3,077	$26,805
Municipal securities	2,322	182	—	2,504
Mortgage-backed securities	164,419	1,014	15,621	149,812
Collateralized mortgage obligations	18,757	19	1,702	17,074
Total available for sale	$215,380	$1,215	$20,400	$196,195

Held to maturity:
U.S. government agencies	$9,292	$—	$1,066	$8,226
Treasury securities	69,432	—	1,038	68,394
Municipal securities	168,175	923	6,123	162,975
Mortgage-backed securities	119,872	—	15,105	104,767
Collateralized mortgage obligations	37,437	—	7,276	30,161
Total held to maturity	$404,208	$923	$30,608	$374,523

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in accumulated other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and they netted to an unrealized loss of $7,385 at September 30, 2024 compared to an unrealized loss of $6,964 at December 31, 2023. This amount will continue to be amortized and accreted out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Information pertaining to securities available for sale with gross unrealized losses as of September 30, 2024 and December 31, 2023, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2024	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Treasury securities	$(4)	$9,881	$—	$—	$(4)	$9,881
Corporate bonds	—	—	(1,823)	26,000	(1,823)	26,000
Mortgage-backed securities	(233)	3,051	(10,671)	105,788	(10,904)	108,839
Collateralized mortgage obligations	—	—	(1,207)	12,157	(1,207)	12,157
Total available for sale	$(237)	$12,932	$(13,701)	$143,945	$(13,938)	$156,877

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2023	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$(3,077)	$26,805	$(3,077)	$26,805
Mortgage-backed securities	(742)	13,308	(14,879)	101,889	(15,621)	115,197
Collateralized mortgage obligations	—	—	(1,702)	13,976	(1,702)	13,976
Total available for sale	$(742)	$13,308	$(19,658)	$142,670	$(20,400)	$155,978

There were 231 investments in an unrealized loss position at September 30, 2024, of which 74 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses. The available for sale securities in a loss position included treasury securities, corporate bonds, mortgage-backed securities and collateralized mortgage obligations. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, the Company has determined that the decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of September 30, 2024 and December 31, 2023 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under the current expected credit losses ("CECL") methodology. As of September 30, 2024 and December 31, 2023, our held to maturity securities consisted of U.S. government agencies, municipal bonds, treasury securities, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the government National Mortgage Association. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, there is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of September 30, 2024 or December 31, 2023.

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

As of September 30, 2024, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of total equity attributable to Guaranty Bancshares, Inc.

Securities with fair values of approximately $301,245 and $317,112 at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

The proceeds from sales of available for sale securities and the associated gains and losses are listed below for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds from sales	$—	$—	$—	$21,268
Gross gains	—	—	—	184
Gross losses	—	—	—	(413)

The contractual maturities at September 30, 2024 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. Expected maturities may differ from contractual maturities because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
September 30, 2024	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$10,462	$10,426	$34,512	$34,241
Due after one year through five years	12,032	11,951	41,115	39,991
Due after five years through ten years	22,616	21,031	89,580	87,178
Due after ten years	—	—	30,477	28,315
Mortgage-backed securities	227,136	219,434	111,767	100,822
Collateralized mortgage obligations	15,921	14,725	34,460	28,766
Total securities	$288,167	$277,567	$341,911	$319,313

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	September 30, 2024	December 31, 2023
Commercial and industrial	$245,738	$287,565
Real estate:
Construction and development	213,014	296,639
Commercial real estate	866,112	923,195
Farmland	169,116	186,295
1-4 family residential	524,245	514,603
Multi-family residential	54,158	44,292
Consumer	52,530	57,059
Agricultural	11,293	12,685
Overdrafts	331	243
Total loans	2,136,537	2,322,576
Net of:
Deferred loan fees, net	(397)	(775)
Allowance for credit losses	(28,543)	(30,920)
Total net loans(1)	$2,107,597	$2,290,881

(1) Excludes accrued interest receivable on loans of $8.2 million and $9.5 million as of September 30, 2024 and December 31, 2023, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets, adjusted for expected prepayments when appropriate. The contractual term does not consider possible extensions, renewals or modifications. The following tables present the activity in the ACL by class of loans for the nine months ended September 30, 2024, for the year ended December 31, 2023 and for the nine months ended September 30, 2023:

For the Nine Months Ended September 30, 2024	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	$30,920
(Reversal of) provision for credit losses	(546)	(1,089)	(84)	(246)	(74)	23	(38)	(17)	121	(1,950)
Loans charged-off	(436)	—	—	—	—	—	(99)	—	(162)	(697)
Recoveries	192	—	—	—	—	—	33	3	42	270
Ending balance	$2,929	$2,534	$12,173	$1,985	$7,396	$544	$841	$138	$3	$28,543

For the Year Ended December 31, 2023	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974
(Reversal of) provision for credit losses	(209)	(1,266)	(124)	223	853	31	238	4	250	—
Loans charged-off	(473)	—	(277)	—	—	—	(139)	(3)	(312)	(1,204)
Recoveries	19	—	—	—	—	—	68	2	61	150
Ending balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	$30,920

For the Nine Months Ended September 30, 2023	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	31,974
(Reversal of) provision for credit losses	(186)	(1,257)	701	111	161	(19)	309	(7)	187	—
Loans charged-off	(392)	—	(266)	—	—	—	(72)	(3)	(229)	(962)
Recoveries	19	—	—	—	—	—	65	2	42	128
Ending balance	$3,823	$3,632	$13,093	$2,119	$6,778	$471	$1,080	$141	$3	$31,140

(Continued)

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

We recorded a reverse provision for credit losses of $500,000 during the third quarter of 2024, and $1.2 million and $250,000 during the second and first quarters of 2024, respectively. Our gross loan balances decreased by $78.5 million during the third quarter and by $186.0 million year to date, while overall credit quality trends and economic forecast assumptions remained relatively stable.

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

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of September 30, 2024:

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$24,964	$32,007	$55,164	$30,739	$10,735	$17,113	$73,246	$243,968
Special mention	—	—	—	67	—	468	—	535
Substandard	37	333	228	—	141	99	10	848
Nonaccrual	18	28	121	38	32	53	97	387
Total commercial and industrial loans	$25,019	$32,368	$55,513	$30,844	$10,908	$17,733	$73,353	$245,738

Charge-offs	$—	$(7)	$(7)	$—	$(216)	$—	$(206)	$(436)
Recoveries	—	17	—	—	—	175	—	192
Current period net	$—	$10	$(7)	$—	$(216)	$175	$(206)	$(244)

Construction and development:
Pass	$48,828	$47,698	$47,709	$40,141	$6,638	$17,315	$879	$209,208
Special mention	—	—	3,733	—	—	—	—	3,733
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	73	—	—	—	—	—	—	73
Total construction and development loans	$48,901	$47,698	$51,442	$40,141	$6,638	$17,315	$879	$213,014

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$31,573	$47,160	$333,312	$123,600	$76,560	$201,007	$14,973	$828,185
Special mention	—	—	13,484	9,459	—	3,608	—	26,551
Substandard	—	—	10,957	—	—	28	—	10,985
Nonaccrual	—	—	322	—	—	69	—	391
Total commercial real estate loans	$31,573	$47,160	$358,075	$133,059	$76,560	$204,712	$14,973	$866,112

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$10,344	$19,677	$63,119	$42,864	$7,523	$17,430	$5,241	$166,198
Special mention	—	1,686	—	—	—	—	—	1,686
Substandard	—	—	—	40	100	211	—	351
Nonaccrual	—	—	—	278	—	603	—	881
Total farmland loans	$10,344	$21,363	$63,119	$43,182	$7,623	$18,244	$5,241	$169,116

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$49,250	$60,487	$132,125	$110,915	$39,020	$106,074	$22,927	$520,798
Special mention	—	—	—	—	—	435	—	435
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	341	140	66	64	2,241	160	3,012
Total 1-4 family residential loans	$49,250	$60,828	$132,265	$110,981	$39,084	$108,750	$23,087	$524,245

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$1,016	$1,768	$32,438	$14,822	$1,341	$2,762	$11	$54,158
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$1,016	$1,768	$32,438	$14,822	$1,341	$2,762	$11	$54,158

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$18,220	$15,246	$8,273	$3,465	$1,394	$2,245	$3,801	$52,644
Special mention	4	—	—	—	—	3	—	7
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	84	76	14	19	17	—	210
Total consumer loans and overdrafts	$18,224	$15,330	$8,349	$3,479	$1,413	$2,265	$3,801	$52,861

Charge-offs	$(172)	$(42)	$(38)	$—	$—	$(9)	$—	$(261)
Recoveries	42	—	—	14	3	16	—	75
Current period net	$(130)	$(42)	$(38)	$14	$3	$7	$—	$(186)

Agricultural:
Pass	$2,000	$1,160	$1,342	$705	$413	$671	$4,775	$11,066
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	86	—	86
Nonaccrual	—	—	50	—	—	91	—	141
Total agricultural loans	$2,000	$1,160	$1,392	$705	$413	$848	$4,775	$11,293

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	3	—	3
Current period net	$—	$—	$—	$—	$—	$3	$—	$3

Total loans:
Pass	$186,195	$225,203	$673,482	$367,251	$143,624	$364,617	$125,853	$2,086,225
Special mention	4	1,686	17,217	9,526	—	4,514	—	32,947
Substandard	37	333	11,185	40	241	424	10	12,270
Nonaccrual	91	453	709	396	115	3,074	257	5,095
Total loans	$186,327	$227,675	$702,593	$377,213	$143,980	$372,629	$126,120	$2,136,537

Charge-offs	$(172)	$(49)	$(45)	$—	$(216)	$(9)	$(206)	$(697)
Recoveries	42	17	—	14	3	194	—	270
Total current period net (charge-offs) recoveries	$(130)	$(32)	$(45)	$14	$(213)	$185	$(206)	$(427)

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

There were no loans classified in the “doubtful” or “loss” risk rating categories as of September 30, 2024 or December 31, 2023.

There were no individually evaluated collateral-dependent loans within the ACL model as of September 30, 2024.

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

September 30, 2024	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$470	$51	$163	$684	$245,054	$245,738	$—
Real estate:
Construction and development	2,921	—	73	2,994	210,020	213,014	—
Commercial real estate	140	199	—	339	865,773	866,112	—
Farmland	—	141	314	455	168,661	169,116	—
1-4 family residential	2,407	555	1,600	4,562	519,683	524,245	—
Multi-family residential	—	—	—	—	54,158	54,158	—
Consumer	301	61	118	480	52,050	52,530	—
Agricultural	20	—	21	41	11,252	11,293	—
Overdrafts	—	—	—	—	331	331	—
Total	$6,259	$1,007	$2,289	$9,555	$2,126,982	$2,136,537	$—

December 31, 2023	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$621	$30	$1,656	$2,307	$285,258	$287,565	$—
Real estate:
Construction and development	315	288	117	720	295,919	296,639	—
Commercial real estate	356	—	132	488	922,707	923,195	—
Farmland	226	84	—	310	185,985	186,295	—
1-4 family residential	2,827	1,110	1,612	5,549	509,054	514,603	—
Multi-family residential	—	—	—	—	44,292	44,292	—
Consumer	169	77	162	408	56,651	57,059	—
Agricultural	16	—	—	16	12,669	12,685	—
Overdrafts	—	—	—	—	243	243	—
Total	$4,530	$1,589	$3,679	$9,798	$2,312,778	$2,322,576	$—

The following table presents information regarding nonaccrual loans as of:

	September 30, 2024	December 31, 2023
Commercial and industrial	$387	$1,777
Real estate:
Construction and development	73	117
Commercial real estate	391	132
Farmland	881	164
1-4 family residential	3,012	2,793
Consumer and overdrafts	210	250
Agricultural	141	359
Total	$5,095	$5,592

There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual. There were no nonaccrual loans for which there was no related allowance at September 30, 2024.

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Modifications to Borrowers Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans made to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2024 and 2023.

For the Nine Months Ended September 30, 2024	Term Extension	Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial	$58	$11	0.03%
Agricultural	—	102	0.90%
Total loans	$58	$113	0.01%

For the Nine Months Ended September 30, 2023	Term Extension	Interest Rate Reduction	Total Class of Financing Receivable
1-4 family residential	$58	$—	0.01%
Consumer	14	—	0.02%
Total loans	$72	$—	0.00%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 and 2023:

For the Nine Months Ended September 30, 2024
Term Extension	Financial Effect
Commercial and industrial	Amortization period was reduced by a weighted-average period of 0.67 years.

Interest Rate Reduction	Financial Effect
Commercial and industrial	Reduced weighted-average contractual interest rate from 8.5% to 0.0%.
Agricultural	Reduced weighted-average contractual interest rate from 8.5% to 0.0%.

For the Nine Months Ended September 30, 2023
Term Extension	Financial Effect
1-4 family residential	Amortization period was extended by a weighted-average period of 5.00 years.
Consumer	Amortization period was extended by a weighted-average period of 0.26 years.

The following table provides an age analysis of loans made to borrowers experiencing financial difficulty that have been modified during the last twelve months and continue to experience financial difficulty as of September 30, 2024:

	Current	30 to 89 Days Past Due	90 Days or Greater Past Due
Commercial and industrial	$53	$—	$—
Agricultural	102	—	—
Total loans	$155	$—	$—

As of September 30, 2024, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2024 and 2023 that subsequently defaulted.

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

Securities sold under agreements to repurchase were $31,164 and $25,172 as of September 30, 2024 and December 31, 2023, respectively, and are secured by mortgage-backed securities and collateralized mortgage obligations.

The Company has an unsecured $25,000 revolving line of credit, which had no outstanding balance at September 30, 2024 and a $4,500 outstanding balance at December 31, 2023, bears interest at the greater of (i) the prime rate, which was 8.00% at September 30, 2024, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2025. The Company also maintains two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $75,000 in federal funds for short term contingent funding if necessary, of which the rate is

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

agreed upon at the time of each advance. There were no funds under these lines of credit outstanding as of September 30, 2024 and December 31, 2023.

Federal Home Loan Bank (FHLB) advances bear interest based on a fixed or variable rate, payable monthly, with all principal due at maturity. There were no outstanding FHLB advances as of September 30, 2024.

NOTE 5 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	September 30, 2024	December 31, 2023
Trust III Debentures	$2,062	$2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note	34,668	34,568
Other debentures	2,000	4,000
	$43,885	$45,785

As of September 30, 2024, the Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I” and together with Trust III, the "Trusts"). Upon formation, the Trusts issued trust preferred securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts issued common securities to the Company. The Trusts invested the proceeds of the sales of their securities in junior subordinated debentures issued by the Company (“Debentures”). The Debentures mature approximately 30 years after the issuance date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and any other required regulatory approvals).

	Trust III	DCB Trust I
Issuance date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at September 30, 2024 and December 31, 2023. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the Debentures.

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

In accordance with ASC 810, "Consolidation," the Debentures issued by the Company to the Trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the Debentures is shown in the consolidated statements of earnings.

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

Other Debentures

In May 2020, the Company issued $10,000 in debentures to directors and other related parties. The debentures were issued at a par value of $500 each with fixed annual rates between 1.00% and 4.00% and maturity dates between November 1, 2020 and November 1, 2024. Various of these debentures have matured since issuance and $2,000 remains outstanding as of September 30, 2024. At the Company’s option, and with 30 days advanced notice to the holder, the entire principal amount and all accrued interest may be paid to the holder on or before the maturity date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued interest.

The scheduled principal payments and weighted average rates of the Debentures, the subordinated note and other debentures are as follows:

Year	Current Weighted Average Rate	Principal Due
2024	4.00%	$2,000
Thereafter	4.26%	42,217
Total scheduled principal payments		44,217
Unamortized debt issuance costs		(332)
		$43,885

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

A summary of stock option activity in the Plan during the nine months ended September 30, 2024 and 2023 follows:

Nine Months Ended September 30, 2024	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	465,680	$28.12	5.46	$2,782
Granted	59,000	28.86
Exercised	(76,350)	22.38
Forfeited	(31,900)	32.14
Balance, September 30, 2024	416,430	$28.96	5.94	$2,380

Exercisable at end of period	230,390	$27.67	4.32	$1,591

Nine Months Ended September 30, 2023	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	497,820	$28.07	5.87	$3,402
Granted	41,500	28.44
Exercised	(21,440)	24.05
Forfeited	(48,450)	30.62
Balance, September 30, 2023	469,430	$28.02	5.53	$1,228

Exercisable at end of period	268,030	$25.87	3.96	$956

A summary of nonvested stock option activity in the Plan during the nine months ended September 30, 2024 and 2023 follows:

Nine Months Ended September 30, 2024	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	182,570	$6.10
Granted	59,000	6.36
Vested	(33,430)	5.69
Forfeited	(22,100)	9.05
Balance, September 30, 2024	186,040	$6.21

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Nine Months Ended September 30, 2023	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	216,480	$5.95
Granted	41,500	5.82
Vested	(35,860)	5.82
Forfeited	(20,720)	12.41
Balance, September 30, 2023	201,400	$5.95

Information related to stock options in the Plan is as follows for the nine months ended:

	September 30, 2024	September 30, 2023
Intrinsic value of options exercised	$916	$99
Cash received from options exercised	1,710	516
Weighted average fair value of options granted	6.36	5.82

Restricted Stock Awards

A summary of restricted stock activity in the Plan during the nine months ended September 30, 2024 and 2023 follows:

Nine Months Ended September 30, 2024	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	15,390	$28.87
Granted	2,388	30.49
Vested	(4,211)	29.28
Forfeited	(400)	32.94
Balance, September 30, 2024	13,167	$28.90

Nine Months Ended September 30, 2023	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	18,930	$27.51
Granted	2,056	34.10
Vested	(3,670)	28.57
Forfeited	(1,076)	28.93
Balance, September 30, 2023	16,240	$28.02

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of September 30, 2024, there was $1,259 of total unrecognized compensation expense related to nonvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.04 years.

The Company granted options under the Plan during the first nine months of 2024 and 2023. Expense of $409 and $445 was recorded during the nine months ended September 30, 2024 and 2023, respectively, which represents the fair value of shares, restricted stock and stock options vested during those periods.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The KSOP provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the nine months ended September 30, 2024 and 2023 totaled $1,243 and $1,258, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.

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

As of September 30, 2024, the number of shares held by the KSOP was 902,977. There were no unallocated shares to plan participants as of September 30, 2024, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a nonqualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the executive incentive retirement plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $42,623 and $42,348 as of September 30, 2024 and December 31, 2023, respectively.

Expense related to these plans totaled $714 and $764 for the nine months ended September 30, 2024 and 2023, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $6,693 and $6,050 as of September 30, 2024 and December 31, 2023, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the nine months ended September 30, 2024 and 2023 totaled $2,395 and $2,877, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 11 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are composed of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of September 30, 2024, operating lease right-of-use assets were $12,167 and liabilities were $12,833, and as of December 31, 2023, lease assets and liabilities were $12,485 and $13,128, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Cash paid for operating leases was $1,738 and $1,691 for the nine months ended September 30, 2024 and 2023, respectively. Operating lease expense for operating leases accounted for under ASC 842 for the nine months ended September 30, 2024 and 2023 was approximately $1,762 and $1,724, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

(Continued)

27.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The table below summarizes other information related to our operating leases as of:

	September 30, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$12,167	$12,485
Operating lease liabilities	12,833	13,128

Weighted average remaining lease term
Operating leases	7 years	7 years
Weighted average discount rate
Operating leases	2.44%	2.28%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2028 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of September 30, 2024, are as follows:

Year Ended December 31,	Amount
2024	$605
2025	2,303
2026	2,068
2027	1,906
2028	1,859
Thereafter	4,569
Total lease payments	13,310
Less: interest	(477)
Present value of lease liabilities	$12,833

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense for the period	$1,788	$1,437	$5,164	$5,789
Effective tax rate	19.50%	18.60%	19.38%	19.34%

The effective tax rates differ from the statutory federal tax rate of 21% for the three and nine months ended September 30, 2024 and 2023 largely due to tax exempt interest income earned on certain investment securities and loans.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no

(Continued)

28.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL with respect to these commitments as of September 30, 2024 and December 31, 2023.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. As of September 30, 2024 and December 31, 2023, no amounts have been recorded as an ACL for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	September 30, 2024	December 31, 2023
Commitments to extend credit	$302,337	$336,036
Letters of credit	9,578	7,536

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At September 30, 2024, the Company had letters of credit of $5,000 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of September 30, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it was subject.

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

As of September 30, 2024 and December 31, 2023, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since September 30, 2024 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $7,217 of trust preferred securities in Tier 1 capital as of both September 30, 2024 and December 31, 2023. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the Debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total capital to risk-weighted assets:
Consolidated	$375,097	16.59%	$180,892	8.00%	$237,421	10.50%	$226,115	10.00%
Bank	370,734	16.41%	180,727	8.00%	237,204	10.50%	225,908	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	312,161	13.81%	135,669	6.00%	192,198	8.50%	135,669	6.00%
Bank	342,492	15.16%	135,545	6.00%	192,022	8.50%	180,727	8.00%
Tier 1 capital to average assets:(1)
Consolidated	312,161	10.21%	122,241	4.00%	122,241	4.00%	n/a
Bank	342,492	11.24%	121,853	4.00%	121,853	4.00%	152,317	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	304,944	13.49%	101,752	4.50%	158,280	7.00%	n/a
Bank	342,492	15.16%	101,659	4.50%	158,136	7.00%	146,840	6.50%

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

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

September 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Treasury securities	$14,967	$—	$14,967	$—
Mortgage-backed securities	219,434	—	219,434	—
Collateralized mortgage obligations	14,725	—	14,725	—
Municipal securities	2,441	—	2,441	—
Corporate bonds	26,000	—	26,000	—
Loans held for sale	770	—	—	770
Cash surrender value of life insurance	42,623	—	42,623	—
SBA servicing assets	535	—	—	535

Assets at fair value on a nonrecurring basis:
Other real estate owned	15,184	—	—	15,184

December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$149,812	$—	$149,812	$—
Collateralized mortgage obligations	17,074	—	17,074	—
Municipal securities	2,504	—	2,504	—
Corporate bonds	26,805	—	26,805	—
Loans held for sale	976	—	—	976
Cash surrender value of life insurance	42,348	—	42,348	—
SBA servicing assets	691	—	—	691

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	14,527	—	—	14,527

There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2024 or during the year ended December 31, 2023.

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

The following table presents foreclosed assets that were remeasured and recorded at fair value as of September 30, 2024. There were no foreclosed assets that were remeasured and recorded at fair value as of December 31, 2023 or September 30, 2023.

September 30, 2024
Other real estate owned remeasured subsequent to initial recognition:
Carrying value of other real estate owned prior to remeasurement	$14,900
Write-downs included in collection and other real estate owned expense	(900)
Fair value of other real estate owned remeasured subsequent to initial recognition	$14,000

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of September 30, 2024 and December 31, 2023.

September 30, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned	$14,000	Income approach	Capitalization rate	6.50%
Other real estate owned	$1,184	Market approach	Appraised value less selling costs	26.00%

December 31, 2023	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans	$14,527	Income approach	Capitalization rate	6.50%

The following table presents information on individually evaluated collateral dependent loans included in the ACL model as of December 31, 2023. There were no individually evaluated collateral dependent loans included in the ACL model as of September 30, 2024.

	Fair Value Measurements Using
December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
Real estate:
Commercial real estate	$—	$—	$14,527	$14,527
Total	$—	$—	$14,527	$14,527

(Continued)

33.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of September 30, 2024 and December 31, 2023, are as follows:

	Fair value measurements as of September 30, 2024 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$162,946	$162,946	$—	$—	$162,946
Marketable securities held to maturity	341,911	—	319,313	—	319,313
Loans, net	2,107,597	—	—	2,048,172	2,048,172
Accrued interest receivable	10,927	—	10,927	—	10,927
Nonmarketable equity securities	18,148	—	18,148	—	18,148
Financial liabilities:
Deposits	$2,668,914	$1,917,016	$758,329	$—	$2,675,345
Securities sold under repurchase agreements	31,164	—	31,164	—	31,164
Accrued interest payable	5,875	—	5,875	—	5,875
Federal Home Loan Bank advances	—	—	—	—	—
Subordinated debt	43,885	—	44,486	—	44,486

	Fair value measurements as of December 31, 2023 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$89,524	$89,524	$—	$—	$89,524
Marketable securities held to maturity	404,208	—	374,523	—	374,523
Loans, net	2,290,881	—	—	2,187,669	2,187,669
Accrued interest receivable	13,143	—	13,143	—	13,143
Nonmarketable equity securities	24,128	—	24,128	—	24,128
Financial liabilities:
Deposits	$2,633,246	$1,928,063	$706,074	$—	$2,634,137
Securities sold under repurchase agreements	25,172	—	25,172	—	25,172
Accrued interest payable	5,272	—	5,272	—	5,272
Federal Home Loan Bank advances	140,000	—	139,963	—	139,963
Subordinated debt	45,785	—	46,433	—	46,433

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

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. Net losses attributable to the noncontrolling interest during the three and nine months ended September 30, 2024 and 2023 were $18 and $7, and $37 and $16, respectively, and are excluded from this calculation. Diluted earnings per share reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net earnings of the Company. Dilutive share equivalents include stock-based awards issued to employees.

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

The computations of basic and diluted earnings per share for the Company were as follows for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$7,397	$6,297	$21,520	$24,159

Denominator:
Weighted-average shares outstanding (basic)	11,383,027	11,568,897	11,468,117	11,746,630
Effect of dilutive securities:
Common stock equivalent shares from stock options	60,297	50,445	43,701	44,573
Weighted-average shares outstanding (diluted)	11,443,324	11,619,342	11,511,818	11,791,204

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$0.65	$0.54	$1.88	$2.06
Diluted	$0.65	$0.54	$1.87	$2.05

(Continued)

35.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”), the risk factors appearing in Item 1A of Part II of this Report, and the other risks and uncertainties listed from time to time in our reports and documents filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023. Unless the context indicates otherwise, references in this Report to “we,” “our,” “us,” and the “Company” refer to Guaranty Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries. References in this Report to “Guaranty Bank & Trust” and the “Bank” refer to Guaranty Bank & Trust, N.A., a national banking association and our wholly-owned consolidated subsidiary.

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

QUARTERLY HIGHLIGHTS

•
Improvement in NIM and Stable Earnings. Net interest margin, on a fully taxable equivalent basis, continued to improve in the third quarter, increasing to 3.33%, compared to 3.26% in the second quarter and 3.02% in the prior year quarter. Earnings were fairly consistent with the prior quarter, showing improvements in net interest income, noninterest income and employee and compensation expenses, which were slightly offset by a lower reverse provision for credit losses and higher provision for income taxes in the third quarter. The net interest income improvements resulted primarily from a decrease in interest bearing liability costs, while earning assets have continued to reprice upward.
•
Solid Balance Sheet, Capital and Liquidity. During the past year, we have strategically shrunk our balance sheet primarily by paying off debt and allowing transactional/non-relationship loans to pay off. This strategy positions us to be on the offense when we believe strong opportunities for growth or M&A are presented. Our capital and liquidity ratios, as well as contingent liquidity sources, remain very healthy. During the third quarter of 2024, we repurchased

(Continued)

36.

59,996 shares of our common stock, or 0.53% of our average shares outstanding during the period, at an average price of $30.65 per share. Our liquidity ratio, calculated as cash and cash equivalents and unpledged investments divided by total liabilities, was 17.1% as of September 30, 2024, compared to 14.0% as of September 30, 2023. Our total available contingent liquidity, net of current outstanding borrowings, was $1.4 billion, consisting of FHLB, FRB and correspondent bank fed funds and revolving lines of credit. Finally, our total equity to average quarterly assets as of September 30, 2024 was 10.4%. If we had to recognize our entire net unrealized losses on both AFS and HTM securities, our total equity to average assets ratio would be 9.8%†, which we believe represents a strong capital level under regulatory requirements.
•
Good Asset Quality. Overall credit quality remains strong and the expected losses on deteriorating credits are low due to the Bank's equity position and/or strong guarantor support. Nonperforming assets as a percentage of total assets were 0.66% at September 30, 2024, compared to 0.71% at June 30, 2024 and 0.09% at September 30, 2023. Net charge-offs (annualized) to average loans were 0.04% for the quarter ended September 30, 2024, compared to 0.01% for the quarter ended June 30, 2024, and 0.11% for the quarter ended September 30, 2023.

There was a reverse provision to the allowance for credit losses of $500,000 during the third quarter, in addition to the $1.45 million reverse provision during the first half of the year. Changes to historical and qualitative factors have been minimal during the first three quarters of 2024, therefore the decrease in the allowance for credit losses was due primarily to the decreases in outstanding loan balances of $186.0 million, or 8.0%, since January 1, 2024, which were partially offset by an increase in special mention loans during the same period as we continue to work with a relatively small number of stressed borrowers.

Nonperforming assets consist of both nonaccrual loans and other real estate owned (ORE). Nonaccrual loans represented 0.24% of total outstanding loan balances as of September 30, 2024 and consisted primarily of smaller dollar consumer and small business loans. ORE consisted of two real estate properties, both of which we expect to resolve and sell in the fourth quarter of 2024 with minimal, if any, losses. Nonaccrual loans represented 0.28% and 0.12% of total outstanding loan balances as of June 30, 2024 and September 30, 2023, respectively.

•
Granular and Consistent Core Deposit Base. As of September 30, 2024, we have 89,878 total deposit accounts with an average account balance of $29,695. We have a historically reliable core deposit base, with strong and trusted banking relationships. Total deposits increased by $42.8 million during the third quarter. DDA and time deposit balances increased $19.2 million and $24.5 million, respectively, while savings and MMDA balances decreased $965,000 during the third quarter of 2024. Excluding public funds and Bank-owned accounts, our uninsured deposits as of September 30, 2024 were 26.3% of total deposits.

Interest rates paid on deposits during the quarter stabilized with minimal increases. Noninterest-bearing deposits represent 31.5% of total deposits as of September 30, 2024. Our cost of interest-bearing deposits increased one basis point during the quarter from 3.32% in the prior quarter to 3.33%. This increase was primarily due to renewals of maturing certificates of deposit into new CDs paying higher rates, although current CD rate offerings were recently lowered late in the quarter. Our cost of total deposits for the third quarter of 2024 increased three basis points from 2.28% in the prior quarter to 2.31%†.

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in subsequent sections of this MD&A.

Discussion and Analysis of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Results of Operations

The following discussion and analysis compares our results of operations for the nine months ended September 30, 2024 with the nine months ended September 30, 2023. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

(Continued)

37.

Net earnings attributable to Guaranty Bancshares, Inc. (which excludes the minority interest of consolidated subsidiaries) were $21.5 million for the nine months ended September 30, 2024, as compared to $24.2 million for the nine months ended September 30, 2023. The following table presents key earnings data for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023
Net earnings attributable to Guaranty Bancshares, Inc.	$21,520	$24,159
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	1.88	2.06
-diluted	1.87	2.05
Net interest margin(1)	3.28%	3.17%
Net interest rate spread(2)	2.17%	2.17%
Return on average assets	0.92%	0.99%
Return on average equity	9.47%	10.82%
Average equity to average total assets	9.71%	9.14%
Cash dividend payout ratio	38.30%	33.50%

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

Net interest income, before the provision for credit losses, for the nine months ended September 30, 2024 and 2023 was $71.7 million and $73.2 million, respectively, a decrease of $1.5 million, or 2.1%. The decrease in net interest income resulted primarily from an increase in interest expense of $7.7 million, or 18.1%, partially offset by a $6.2 million, or 5.4%, increase in interest income.

The $7.7 million increase in interest expense for the nine months ended September 30, 2024 was primarily related to a $13.9 million, or 45.2%, increase in interest on deposits, despite a $133.8 million, or 8.0%, increase in average interest-bearing deposits. The increase in deposit-related interest expense was due to a 84 basis point increase in average rate paid on these deposits, compared to the same period in 2023. That increase was partially offset by a $6.3 million decrease in interest paid on FHLB advances.

The increase in interest income for the nine months ended September 30, 2024 was primarily related to an increase in interest income on loans of $4.6 million, or 4.6%, and a $1.5 million, or 12.3%, increase in interest earned on securities during the nine months ended September 30, 2024, compared to the same period in 2023.

For the nine months ended September 30, 2024, net interest margin on a fully taxable equivalent basis and net interest spread were 3.25% and 2.17%, respectively, compared to 3.16% and 2.17% for the same period in 2023, which reflects a 55 basis point increase in the yield on interest-earning assets, assisted by a $160.9 million, or 5.2%, decrease in average interest-earning assets during the nine months ended September 30, 2024, compared to the same period of the prior year. The increase in the yield on interest-earning assets was partially offset by a 55 basis point increase in the rate on interest-bearing liabilities from the same period of the prior year.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2024 and 2023, the amount of

(Continued)

38.

interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,234,538	$105,115	6.28%	$2,359,880	$100,513	5.69%
Securities available for sale	241,777	6,602	3.65	180,645	3,619	2.68
Securities held to maturity	365,174	7,107	2.60	463,434	8,591	2.48
Nonmarketable equity securities	22,329	722	4.32	27,727	1,024	4.94
Interest-bearing deposits in other banks	56,901	2,352	5.52	49,923	1,949	5.22
Total interest-earning assets	2,920,719	121,898	5.57	3,081,609	115,696	5.02
Allowance for credit losses	(30,125)			(31,804)
Noninterest-earning assets	234,822			219,227
Total assets	$3,125,416			$3,269,032
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,802,228	$44,526	3.30%	$1,668,394	$30,670	2.46%
Advances from FHLB and fed funds purchased	84,234	3,413	5.41	255,011	9,711	5.09
Line of credit	367	24	8.74	4,139	268	8.66
Subordinated debt	44,713	1,534	4.58	48,357	1,609	4.45
Securities sold under agreements to repurchase	39,880	743	2.49	19,548	271	1.85
Total interest-bearing liabilities	1,971,422	50,240	3.40	1,995,449	42,529	2.85
Noninterest-bearing liabilities:
Noninterest-bearing deposits	814,117			944,870
Accrued interest and other liabilities	36,458			30,057
Total noninterest-bearing liabilities	850,575			974,927
Equity	303,418			298,656
Total liabilities and equity	$3,125,415			$3,269,032
Net interest rate spread(2)			2.17%			2.17%
Net interest income		$71,658			$73,167
Net interest margin(3)			3.28%			3.17%
Net interest margin, fully taxable equivalent(4)			3.25%			3.16%

(1) Includes average outstanding balances of loans held for sale of $801,000 and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.
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

	For the Nine Months Ended September 30, 2024 vs. 2023
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$(5,339)	$9,941	$4,602
Securities available for sale	1,227	1,756	2,983
Securities held to maturity	(1,824)	340	(1,484)
Nonmarketable equity securities	(200)	(102)	(302)
Interest-earning deposits in other banks	273	130	403
Total (decrease) increase in interest income	$(5,863)	$12,065	$6,202

Interest-bearing liabilities:
Interest-bearing deposits	$2,465	$11,391	$13,856
Advances from FHLB	(6,508)	210	(6,298)
Line of credit	(245)	1	(244)
Subordinated debt	(121)	46	(75)
Securities sold under agreements to repurchase	282	190	472
Total (decrease) increase in interest expense	(4,127)	11,838	7,711
(Decrease) increase in net interest income	$(1,736)	$227	$(1,509)

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

During the nine months ended September 30, 2024, we recorded a $2.0 million reversal of the provision for credit losses, compared to no provision recorded during the same period in 2023. Our gross loan balances decreased by $78.5 million during the third quarter and by $186.0 million during the first nine months of 2024, while overall credit quality trends and economic forecast assumptions remained relatively stable. As of September 30, 2024 and December 31, 2023, our allowance for credit losses as a percentage of total loans was 1.34% and 1.33%, respectively.

As of September 30, 2024, there were $9.6 million in loan balances past due 30 or more days, including $2.7 million in loan balances for nonperforming (nonaccrual) loans, compared to $9.8 million and $4.2 million, respectively, as of December 31, 2023, and $23.0 million and $1.6 million, respectively, as of September 30, 2023.

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

(Continued)

40.

The following table presents components of noninterest income for the nine months ended September 30, 2024 and 2023 and the period-over-period variations in the categories of noninterest income:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023	2024 vs. 2023
Noninterest income:
Service charges	$3,332	$3,264	$68
Net realized loss on securities transactions	—	(229)	229
Gain on sale of loans	751	1,005	(254)
Fiduciary and custodial income	1,848	1,905	(57)
Bank-owned life insurance income	756	692	64
Merchant and debit card fees	5,645	5,547	98
Loan processing fee income	356	404	(48)
Mortgage fee income	130	164	(34)
Other noninterest income	2,193	4,965	(2,772)
Total noninterest income	$15,011	$17,717	$(2,706)

Total noninterest income decreased $2.7 million, or 15.3%, for the nine months ended September 30, 2024, compared to the same period in 2023. Material changes in the components of noninterest income are discussed below.

Service Charges. We earn fees from our customers for deposit-related services, and these fees typically constitute a significant and generally predictable component of our noninterest income. We recorded a $68,000, or 2.1%, increase, which was primarily the result of growth in the number of DDAs and debit card usage volume during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The total number of DDAs increased by 1,348 accounts, from 55,999 as of September 30, 2023 to 57,347 as of September 30, 2024.

Net Realized Loss on Securities Transactions. We sell securities from time-to-time, which results in gains or losses being recognized in the income statement as noninterest income. During the nine months ended September 30, 2023 we sold securities for a net loss of $229,000. No securities were sold during the nine months ended September 30, 2024.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and Small Business Administration (SBA) loans for resale into the secondary market. We sold 103 mortgage loans for $23.7 million during the nine months ended September 30, 2024, compared to 130 mortgage loans for $34.2 million for the nine months ended September 30, 2023, which is consistent with the industry-wide decline in overall mortgage volumes attributable to increased mortgage loan rates. Gain on sale of loans was $751,000 for the nine months ended September 30, 2024, a decrease of $254,000, or 25.3%, compared to $1.0 million for the nine months ended September 30, 2023. The gain reported in the current period was attributable to the gain on sale of mortgage loans of $598,000 and gain on SBA 7(a) loan sales of $153,000, while the gain during the same period in the prior year consisted of $844,000 in mortgage loan sales and $162,000 in SBA 7(a) loan sales.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. We recorded a $57,000, or 3.0%, decrease in income related to these services, which was primarily due to the opening of 26 new trust accounts during the nine months ended September 30, 2024, compared to 32 opened during the nine months ended September 30, 2023. Furthermore, revenue for our services fluctuates by month with the market value for all publicly traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Bank-Owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased $64,000, or 9.2%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in income was primarily due to an increase in yield crediting rates for certain carriers.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. We recorded a $98,000, or 1.8%, increase during the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to growth in the number of DDAs and debit card usage volume during 2024. The total number of DDAs increased by 1,348 accounts, from 55,999 as of September 30, 2023 to 57,347 as of September 30, 2024.

(Continued)

41.

Loan Processing Fee Income. We recorded a $48,000, or 11.9%, decrease in loan processing fee income during the nine months ended September 30, 2024, compared to the same period in 2023. The decrease in loan processing fee income was primarily attributable to a decrease in the volume of newly originated, renewed or extended loans during the nine months ended September 30, 2024.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $34,000, or 20.7%, from September 30, 2023 was primarily due to a lower volume of mortgage purchases and refinances during the nine months ended September 30, 2024.

Other Noninterest Income. This category includes a variety of other income producing activities, including loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income decreased $2.8 million, or 55.8%, for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to a one-time gain on the sale of nonmarketable correspondent bank stock of $2.8 million during the nine months ended September 30, 2023.

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

For the nine months ended September 30, 2024, noninterest expense totaled $62.0 million, an increase of $1.0 million, or 1.7%, compared to $61.0 million for the nine months ended September 30, 2023. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023	2024 vs. 2023
Employee compensation and benefits	$35,746	$36,147	$(401)
Non-staff expenses:
Occupancy expenses	8,697	8,544	153
Legal and professional fees	2,388	2,470	(82)
Software and technology	4,944	4,417	527
Amortization	427	457	(30)
Director and committee fees	586	592	(6)
Advertising and promotions	616	824	(208)
ATM and debit card expense	2,185	2,141	44
Telecommunication expense	510	532	(22)
FDIC insurance assessment fees	1,084	1,186	(102)
Other noninterest expense	4,789	3,642	1,147
Total noninterest expense	$61,972	$60,952	$1,020

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. We recorded a $401,000, or 1.1%, decrease in employee compensation and benefits, which was primarily related to a $483,000 decrease in bonus expense, which is tied to earnings, during the nine months ended September 30, 2024, compared to the same period in 2023.

Occupancy Expenses. Occupancy expenses are mainly composed of depreciation expense on fixed assets and lease expense related to ASC 842 accounting. We recorded a $153,000, or 1.8%, increase during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in common area and building maintenance costs incurred on leased properties during the nine months ended September 30, 2024.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments other than FDIC insurance assessment fees, decreased $82,000, or 3.3%, compared to the same period in 2023, primarily due to a decrease in professional fees paid for the recruitment of additional officers during the nine months ended September 30, 2024.

(Continued)

42.

Software and Technology. Software and technology expenses increased $527,000, or 11.9%, from $4.4 million for the nine months ended September 30, 2023 to $4.9 million for the nine months ended September 30, 2024. The increase is attributable primarily to additional technology investments during the current year.

Advertising and Promotions. Advertising and promotion-related expenses were $616,000 and $824,000 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $208,000, or 25.2%. The decrease was primarily due to decreased advertising and vendor costs in the current period compared to the same period in the prior year.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $1.1 million for the nine months ended September 30, 2024, compared to $1.2 million for the same period in 2023. The decrease of $102,000, or 8.6%, was primarily due to a decrease in the insurance assessment rate resulting from changes in certain financial ratios used in the calculation and an overall decrease in our assessment base, which is calculated as average total assets less average tangible equity.

Other Noninterest Expense. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $1.1 million, or 31.5%, from $3.6 million for the nine months ended September 30, 2023 to $4.8 million for the nine months ended September 30, 2024 primarily due to an increase in other real estate owned activity during the current year compared to the prior year, along with various smaller dollar increases in general operating costs during the nine months ended September 30, 2024.

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

For the nine months ended September 30, 2024 and 2023, income tax expense totaled $5.2 million and $5.8 million, respectively. The decrease in income tax expense was primarily due to a decrease in net earnings before taxes of $3.3 million. Our effective tax rates for the nine months ended September 30, 2024 and 2023 were 19.38% and 19.34%, respectively.

Discussion and Analysis of Results of Operations for the Three Months Ended September 30, 2024 and 2023

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended September 30, 2024 with the three months ended September 30, 2023. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Net earnings attributable to Guaranty Bancshares Inc. were $7.4 million for the three months ended September 30, 2024, as compared to $6.3 million for the three months ended September 30, 2023. Basic earnings attributable to Guaranty Bancshares, Inc. per share were $0.65 for the three months ended September 30, 2024, compared to $0.54 during the same period in 2023.

(Continued)

43.

The following table presents key earnings data for the periods indicated:

	Quarter Ended September 30,
(dollars in thousands, except per share data)	2024	2023
Net earnings attributable to Guaranty Bancshares, Inc.	$7,397	$6,297
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	0.65	0.54
-diluted	0.65	0.54
Net interest margin(1)	3.36%	3.06%
Net interest rate spread(2)	2.26%	1.94%
Return on average assets	0.96%	0.78%
Return on average equity	9.58%	8.43%
Average equity to average total assets	10.02%	9.22%
Cash dividend payout ratio	36.92%	42.59%

(1) Net interest margin is equal to net interest income divided by average interest-earning assets.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Net Interest Income

Net interest income, before the provision for credit losses, in the third quarter of 2024 and 2023 was $24.2 million and $23.3 million, respectively, an increase of $889,000, or 3.8%. The increase in net interest income resulted from an increase in interest income of $615,000, or 1.5%, from the same quarter in the prior year, assisted by a decrease in interest expense of $274,000, or 1.7%. The increase in interest income resulted primarily from a $670,000, or 16.5%, increase in interest income on securities and a $205,000, or 29.6%, increase in interest income received from Federal funds sold and interest-bearing deposits. The decrease in interest expense resulted primarily from a $2.3 million and $808,000 decrease in interest paid on FHLB borrowings and brokered deposits, respectively. These decreases were partially offset by a $2.6 million increase in interest paid on CD accounts during the third quarter of 2024, compared to the same period of the prior year.

Net interest margin, on a fully taxable equivalent basis, for the third quarter of 2024 and 2023 was 3.33% and 3.02%, respectively.

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

The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2024 and 2023, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

44.

	Quarter Ended September 30,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,167,701	$34,615	6.35%	$2,332,171	$34,765	5.91%
Securities available for sale	263,487	2,484	3.75	181,946	1,346	2.93
Securities held to maturity	345,422	2,242	2.58	432,687	2,710	2.48
Nonmarketable equity securities	19,341	194	3.99	25,429	304	4.74
Interest-bearing deposits in other banks	66,583	898	5.37	52,424	693	5.24
Total interest-earning assets	2,862,534	40,433	5.62	3,024,657	39,818	5.22
Allowance for credit losses	(29,101)			(31,574)
Noninterest-earning assets	232,947			220,406
Total assets	$3,066,380			$3,213,489
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,821,395	$15,243	3.33%	$1,726,218	$13,069	3.00%
Advances from FHLB and fed funds purchased	21,739	286	5.23	194,115	2,588	5.29
Line of credit	261	6	9.15	5,011	204	16.15
Subordinated debt	43,863	506	4.59	47,730	534	4.44
Securities sold under agreements to repurchase	34,370	201	2.33	22,718	121	2.11
Total interest-bearing liabilities	1,921,628	16,242	3.36	1,995,792	16,516	3.28
Noninterest-bearing liabilities:
Noninterest-bearing deposits	800,573			888,772
Accrued interest and other liabilities	36,970			32,716
Total noninterest-bearing liabilities	837,543			921,488
Equity	307,209			296,209
Total liabilities and equity	$3,066,380			$3,213,489
Net interest rate spread(2)			2.26%			1.94%
Net interest income		$24,191			$23,302
Net interest margin(3)			3.36%			3.06%
Net interest margin, fully taxable equivalent(4)			3.33%			3.02%

(1) Includes average outstanding balances of loans held for sale of $882,000 and $1.1 million for the quarter ended September 30, 2024 and 2023, respectively.
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

	For the Three Months Ended September 30, 2024 vs. 2023
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$(2,443)	$2,293	$(150)
Securities available for sale	601	537	1,138
Securities held to maturity	(544)	76	(468)
Nonmarketable equity securities	(73)	(37)	(110)
Interest-earning deposits in other banks	186	19	205
Total (decrease) increase in interest income	$(2,273)	$2,888	$615

Interest-bearing liabilities:
Interest-bearing deposits	$718	$1,456	$2,174
Advances from FHLB	(2,292)	(10)	(2,302)
Line of credit	(193)	(5)	(198)
Subordinated debt	(43)	15	(28)
Securities sold under agreements to repurchase	62	18	80
Total (decrease) increase in interest expense	(1,748)	1,474	(274)
(Decrease) increase in net interest income	$(525)	$1,414	$889

Provision for Credit Losses

We recorded a $500,000 reversal to our provision for credit losses during the third quarter of 2024. Our gross loan balances decreased by $78.5 million during the third quarter and by $186.0 million year to date, while overall credit quality trends and economic forecast assumptions remained relatively stable. As of September 30, 2024 and December 31, 2023, our allowance for credit losses as a percentage of total loans was 1.34% and 1.33%, respectively.

Noninterest Income

The following table presents components of noninterest income for the three months ended September 30, 2024, and 2023 and the period-over-period variations in the categories of noninterest income:

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023	2024 vs. 2023
Noninterest income:
Service charges	$1,165	$1,131	$34
Gain on sale of loans	252	218	34
Fiduciary and custodial income	542	637	(95)
Bank-owned life insurance income	255	267	(12)
Merchant and debit card fees	1,817	1,752	65
Loan processing fee income	102	128	(26)
Mortgage fee income	46	46	—
Other noninterest income	975	760	215
Total noninterest income	$5,154	$4,939	$215

Total noninterest income increased $215,000, or 4.4%, for the three months ended September 30, 2024 compared to the same period in 2023. Material changes in the components of noninterest income are discussed below.

Gain on Sale of Loans. We sold 33 mortgage loans for $7.9 million during the three months ended September 30, 2024, compared to 35 mortgage loans for $8.9 million during the three months ended September 30, 2023. Gain on sale of loans was $252,000 for the three months ended September 30, 2024, an increase of $34,000, or 15.6%, compared to $218,000 for the same period in 2023. The total gain on loans sold during the quarter ended September 30, 2024 consisted of a gain of $187,000 in mortgage loans and $65,000 of SBA 7(a) loans sold, compared to a gain of $190,000 in mortgage loans and a gain of $28,000 on SBA loans sold during the quarter ended September 30, 2023.

(Continued)

46.

Fiduciary and Custodial Income. We have trust powers and provide fiduciary and custodial services through our trust and wealth management division. Fiduciary income decreased $95,000, or 14.9%, compared to the same period in 2023, due to certain fee reimbursements in the current quarter for three relationships with multiple accounts. Revenue for our services fluctuates by month with the market value for all publicly traded assets, which are primarily held in irrevocable trusts and investment management accounts that carry higher fees. Additionally, our custody-only assets are carried in a tiered percentage rate fee schedule charged against market value.

Merchant and Debit Card Fees. We recorded a $65,000, or 3.7%, increase in merchant and debit card fees during the three months ended September 30, 2024, compared to the same period in the prior year primarily due to growth in the number of DDAs and debit card usage volume during 2024. The total number of DDAs increased by 1,348 accounts, from 55,999 as of September 30, 2023 to 57,347 as of September 30, 2024.

Loan Processing Fee Income. Revenue earned from collection of loan processing fees decreased $26,000, or 20.3%, compared to the same period in 2023. The decrease was primarily due to a decline in the volume of newly originated, renewed or extended loans during the three months ended September 30, 2024.

Other Noninterest Income. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $215,000, or 28.3%, compared to the same period in 2023. The increase in other noninterest income was primarily due to rental income received during the three months ended September 30, 2024.

Noninterest Expense

For the three months ended September 30, 2024, noninterest expense totaled $20.7 million, an increase of $164,000, or 0.8%, compared to $20.5 million for the three months ended September 30, 2023. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023	2024 vs. 2023
Employee compensation and benefits	$11,586	$11,944	$(358)
Non-staff expenses:
Occupancy expenses	3,026	2,960	66
Legal and professional fees	775	902	(127)
Software and technology	1,649	1,490	159
Amortization	142	147	(5)
Director and committee fees	188	192	(4)
Advertising and promotions	239	288	(49)
ATM and debit card expense	791	803	(12)
Telecommunication expense	178	178	—
FDIC insurance assessment fees	359	363	(4)
Other noninterest expense	1,745	1,247	498
Total noninterest expense	$20,678	$20,514	$164

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $11.6 million for the three months ended September 30, 2024, a decrease of $358,000, or 3.0%, compared to $11.9 million for the same period in 2023. The decrease resulted primarily from a $249,000 decrease in bonus expense, which is tied to earnings, and a $185,000 decrease in employee benefits, offset by a $49,000 increase in officer and employee salary expense during the quarter ended September 30, 2024.

Occupancy Expense. Occupancy expenses are mainly composed of depreciation expense on fixed assets and lease expense related to ASC 842 accounting. Occupancy expenses increased $66,000, or 2.2%, compared to the same quarter of the prior year. The increase was primarily due to an increase in common area maintenance costs incurred on leased properties during the quarter ended September 30, 2024, compared to the prior year quarter.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments other than FDIC insurance assessment fees, were $775,000 and $902,000 for the quarters ended September 30, 2024 and 2023, respectively, a decrease of $127,000, or 14.1%. The decrease was primarily due to recruiting fees paid during the quarter ended September 30, 2023 not present in the same quarter of 2024.

(Continued)

47.

Software and Technology. Software and technology expenses increased $159,000, or 10.7%, from $1.5 million for the quarter ended September 30, 2023 to $1.6 million for the quarter ended September 30, 2024. The increase was due to continued investments in digital banking software, tools to improve efficiencies for customers and operational departments and for cybersecurity enhancements.

Advertising and Promotions. Advertising and promotion-related expenses were $239,000 and $288,000 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $49,000, or 17.0%. The decrease was primarily due to decreased advertising and vendor costs in the current period, compared to the same period in the prior year.

Other Noninterest Expense. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $498,000, or 39.9%, primarily due to an increase in other real estate owned-related holding costs and various smaller dollar increases in general operating costs during the third quarter of 2024, compared to the prior year quarter.

Income Tax Expense

For the three months ended September 30, 2024 and 2023, income tax expense totaled $1.8 million and $1.4 million, respectively. The effective tax rates for the three months ended September 30, 2024 and 2023 were 19.50% and 18.60%, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended September 30, 2024 and 2023, largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank-owned life insurance.

Discussion and Analysis of Financial Condition as of September 30, 2024

Assets

Our total assets decreased $87.7 million, or 2.8%, from $3.18 billion as of December 31, 2023 to $3.10 billion as of September 30, 2024. The decline was primarily due to a decrease in gross loans of $186.0 million, or 8.0%, partially offset by a $73,422, or 82.0%, increase in cash and cash equivalents and a $19.1 million, or 3.2%, increase in total investment securities during the nine months ended September 30, 2024.

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

Our loan portfolio is the largest category of our earning assets. As of September 30, 2024 and December 31, 2023 total loans held for investment were $2.14 billion and $2.32 billion, respectively, a decrease of $186.0 million between periods. Additionally, $770,000 and $976,000 in loans were classified as held for sale as of September 30, 2024 and December 31, 2023, respectively.

Total loans, excluding those held for sale, as a percentage of deposits, were 80.1% and 88.2% as of September 30, 2024 and December 31, 2023, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 69.0% and 72.9% as of September 30, 2024 and December 31, 2023, respectively.

(Continued)

48.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2023 to September 30, 2024:

(dollars in thousands)	As of September 30, 2024	As of December 31, 2023	Increase (Decrease)	Percent Change
Commercial and industrial	$245,738	$287,565	$(41,827)	(14.55%)
Real estate:
Construction and development	213,014	296,639	(83,625)	(28.19%)
Commercial real estate	866,112	923,195	(57,083)	(6.18%)
Farmland	169,116	186,295	(17,179)	(9.22%)
1-4 family residential	524,245	514,603	9,642	1.87%
Multi-family residential	54,158	44,292	9,866	22.27%
Consumer and overdrafts	52,861	57,302	(4,441)	(7.75%)
Agricultural	11,293	12,685	(1,392)	(10.97%)
Total loans held for investment	$2,136,537	$2,322,576	$(186,039)	(8.01%)

Total loans held for sale	$770	$976	$(206)	(21.11%)

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of September 30, 2024 are summarized in the following table:

	As of September 30, 2024
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$100,531	$87,642	$54,870	$2,695	$245,738
Real estate:
Construction and development	88,868	44,156	52,813	27,177	213,014
Commercial real estate	51,953	203,789	322,189	288,181	866,112
Farmland	23,345	65,961	37,416	42,394	169,116
1-4 family residential	29,317	31,929	172,337	290,662	524,245
Multi-family residential	1,911	24,002	16,520	11,725	54,158
Consumer	14,862	35,249	1,327	1,423	52,861
Agricultural	6,710	4,154	429	—	11,293
Total loans	$317,497	$496,882	$657,901	$664,257	$2,136,537
Amounts with fixed rates	$169,278	$385,019	$36,508	$31,512	$622,317
Amounts with adjustable rates	$148,219	$111,863	$621,393	$632,745	$1,514,220
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

Nonperforming assets as a percentage of total loans were 0.96% at September 30, 2024, compared to 0.25% at December 31, 2023. The Bank's nonperforming assets consist primarily of other real estate owned and nonaccrual loans. The increase in nonperforming assets was primarily due to the foreclosure of a multi-purpose commercial real estate loan

(Continued)

49.

in the South Austin area during the first quarter of 2024. We expect little or no loss on the sale of this other real estate owned.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans	$5,095	$5,592
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	5,095	5,592
Other real estate owned:
Residential real estate	15,184	—
Total other real estate owned	15,184	—
Repossessed assets owned	154	234
Total other assets owned	15,338	234
Total nonperforming assets	$20,433	$5,826
Ratio of nonaccrual loans to total loans(1)	0.24%	0.24%
Ratio of nonperforming loans to total loans(1)	0.24%	0.24%
Ratio of nonperforming assets to total loans(1)	0.96%	0.25%
Ratio of nonperforming assets to total assets	0.66%	0.18%

(1) Excludes loans held for sale of $770,000 and $976,000 as of September 30, 2024 and December 31, 2023, respectively.

The following table presents nonaccrual loans by category as of:

(in thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$387	$1,777
Real estate:
Construction and development	73	117
Commercial real estate	391	132
Farmland	881	164
1-4 family residential	3,012	2,793
Consumer and overdrafts	210	250
Agricultural	141	359
Total	$5,095	$5,592

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

(Continued)

50.

Credits rated as loss are charged off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	September 30, 2024
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$243,968	$535	$848	$—	$—	$387	$245,738
Real estate:
Construction and development	209,208	3,733	—	—	—	73	213,014
Commercial real estate	828,185	26,551	10,985	—	—	391	866,112
Farmland	166,198	1,686	351	—	—	881	169,116
1-4 family residential	520,798	435	—	—	—	3,012	524,245
Multi-family residential	54,158	—	—	—	—	—	54,158
Consumer and overdrafts	52,644	7	—	—	—	210	52,861
Agricultural	11,066	—	86	—	—	141	11,293
Total	$2,086,225	$32,947	$12,270	$—	$—	$5,095	$2,136,537

	December 31, 2023
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$283,202	$1,503	$1,083	$—	$—	$1,777	$287,565
Real estate:
Construction and development	296,266	—	256	—	—	117	296,639
Commercial real estate	892,563	7,333	23,167	—	—	132	923,195
Farmland	186,051	—	80	—	—	164	186,295
1-4 family residential	510,947	863	—	—	—	2,793	514,603
Multi-family residential	44,292	—	—	—	—	—	44,292
Consumer and overdrafts	57,015	37	—	—	—	250	57,302
Agricultural	12,301	—	25	—	—	359	12,685
Total	$2,282,637	$9,736	$24,611	$—	$—	$5,592	$2,322,576

Loans risk rated as substandard decreased $12.3 million during the nine months ended September 30, 2024, from $24.6 million as of December 31, 2023 to $12.3 million as of September 30, 2024. The decrease was primarily due to a few loan relationships upgraded due to on-time payments and payoffs during the nine months ended September 30, 2024.

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of September 30, 2024, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors, therefore no related ACL was recorded and there was no related provision expense recognized during the nine months ended September 30, 2024.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and

(Continued)

51.

credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of September 30, 2024, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

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

As of September 30, 2024, the allowance for credit losses for loans totaled $28.5 million, or 1.34%, of total loans, excluding those held for sale. As of December 31, 2023, the allowance for credit losses for loans totaled $30.9 million, or 1.33%, of total loans, excluding those held for sale.

(Continued)

52.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For The Nine Months Ended September 30,		As of and For The Year Ended December 31,
(dollars in thousands)	2024	2023	2023
Average loans outstanding(1)	$2,234,538	$2,359,880	$2,352,154
Gross loans outstanding at end of period(2)	2,136,537	2,318,249	2,322,576
Allowance for credit losses at beginning of the period	30,920	31,974	31,974
Reversal of provision for credit losses	(1,950)	—	—
Charge offs:
Commercial and industrial	436	392	473
Real estate:
Commercial real estate	—	266	277
Consumer	99	72	139
Agriculture	—	3	3
Overdrafts	162	229	312
Total charge-offs	697	962	1,204
Recoveries:
Commercial and industrial	192	19	19
Consumer	33	65	68
Agriculture	3	2	2
Overdrafts	42	42	61
Total recoveries	270	128	150
Net charge-offs	427	834	1,054
Allowance for credit losses at end of period	$28,543	$31,140	$30,920
Ratio of allowance to end of period loans(2)	1.34%	1.34%	1.33%
Ratio of net charge-offs to average loans(1)	0.02%	0.04%	0.04%

Total nonaccrual loans	$5,095	$2,712	$5,592
Ratio of allowance to nonaccrual loans	560.2%	1148.2%	552.9%

(1) Includes average outstanding balances of loans held for sale of $801,000, $1.4 million and $1.2 million for the nine months ended September 30, 2024 and 2023, and for the year ended December 31, 2023, respectively.

(2) Excludes loans held for sale of $770,000, $2.5 million and $976,000 for the nine months ended September 30, 2024 and 2023, and for the year ended December 31, 2023, respectively.

The ratio of allowance for credit losses to nonperforming loans increased from 552.9% at December 31, 2023 to 560.2% at September 30, 2024. Nonperforming loans decreased to $5.1 million at September 30, 2024, compared to $5.6 million at December 31, 2023.

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Nine Months Ended September 30,
	2024	2023
Commercial and industrial	0.09%	0.13%
Real estate:
Construction and development	—	—
Commercial real estate	—	0.03%
Farmland	—	—
1-4 family residential	—	—
Multi-family residential	—	—
Consumer	0.12%	0.01%
Agricultural	(0.02%)	0.01%
Overdrafts	33.80%	47.70%
Net charge-offs to total loans	0.02%	0.04%

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

53.

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

	As of September 30, 2024		As of December 31, 2023
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$2,929	10.26%	$3,719	12.03%
Real estate:
Construction and development	2,534	8.88%	3,623	11.72%
Commercial real estate	12,173	42.65%	12,257	39.64%
Farmland	1,985	6.95%	2,231	7.22%
1-4 family residential	7,396	25.91%	7,470	24.16%
Multi-family residential	544	1.91%	521	1.68%
Total real estate	24,632	86.30%	26,102	84.42%
Consumer and overdrafts	844	2.96%	947	3.06%
Agricultural	138	0.48%	152	0.49%
Total allowance for credit losses	$28,543	100.00%	$30,920	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2024, the carrying amount of our investment securities totaled $619.5 million, a increase of $19.1 million, or 3.2%, compared to $600.4 million as of December 31, 2023. Investment securities represented 20.0% and 18.9% of total assets as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, securities available for sale totaled $277.6 million and securities held to maturity totaled $341.9 million. As of December 31, 2023, securities available for sale totaled $196.2 million and securities held to maturity totaled $404.2 million.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in equity. As of September 30, 2024, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore, the Company carried no ACL with respect to our securities portfolio at September 30, 2024.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer are retained in accumulated other comprehensive loss and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $7.4 million at September 30, 2024, compared to a net unamortized, unrealized loss of $7.0 million at December 31, 2023. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,410	$—	$736	$8,674
Treasury securities	44,736	3	267	44,472
Corporate bonds	27,823	—	1,823	26,000
Municipal securities	158,825	700	5,538	153,987
Mortgage-backed securities	338,903	3,202	21,849	320,256
Collateralized mortgage obligations	50,381	11	6,901	43,491
Total	$630,078	$3,916	$37,114	$596,880

(Continued)

54.

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,292	$—	$1,066	$8,226
Treasury securities	69,432	—	1,038	68,394
Corporate bonds	29,882	—	3,077	26,805
Municipal securities	170,497	1,105	6,123	165,479
Mortgage-backed securities	284,291	1,014	30,726	254,579
Collateralized mortgage obligations	56,194	19	8,978	47,235
Total	$619,588	$2,138	$51,008	$570,718

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of September 30, 2024 and December 31, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

The following tables set forth the fair value of available for sale securities and the amortized cost of held to maturity securities, expected maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated.

	As of September 30, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,410	1.35%	$—	—	$—	—	$9,410	1.35%
Treasury securities	34,730	3.12%	10,005	3.75%	—	—	—	—	44,735	3.26%
Corporate bonds	5,463	3.12%	1,946	4.14%	18,591	4.00%	—	—	26,000	3.84%
Municipal securities	20,541	3.33%	31,705	2.91%	77,037	3.01%	29,664	3.01%	158,947	3.03%
Mortgage-backed securities	—	—	92,589	3.23%	184,178	2.94%	54,434	4.34%	331,201	3.26%
Collateralized mortgage obligations	1,514	2.83%	19,618	3.25%	31,419	1.28%	(3,366)	—	49,185	2.05%
Total	$62,248	3.18%	$165,273	3.10%	$311,225	2.85%	$80,732	3.90%	$619,478	3.09%

	As of December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,292	1.35%	$—	—	$—	—	$9,292	1.35%
Treasury securities	39,969	2.21%	29,463	2.92%	—	—	—	—	69,432	2.51%
Corporate bonds	1,980	3.31%	7,228	3.40%	17,597	4.00%	—	—	26,805	3.80%
Municipal securities	8,568	3.63%	43,517	2.90%	68,044	3.06%	50,550	3.17%	170,679	3.08%
Mortgage-backed securities	—	—	46,823	1.80%	187,027	2.87%	35,834	3.42%	269,684	2.76%
Collateralized mortgage obligations	1,577	2.89%	17,623	2.77%	30,595	1.48%	4,716	2.81%	54,511	2.10%
Total	$52,094	2.51%	$153,946	2.46%	$303,263	2.84%	$91,100	3.25%	$600,403	2.78%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing

(Continued)

55.

interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.94 years with an estimated effective duration of 3.83 years as of September 30, 2024.

As of September 30, 2024 and December 31, 2023, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of equity.

The average yield of our securities portfolio was 3.09% and 2.78% as of September 30, 2024 and December 31, 2023, respectively. Average yield went up 31 basis points primarily due to a 75 basis point increase in yield on treasury securities and a 49 basis point increase in yield on mortgage-backed securities, which were partially offset by a 5 basis point decrease in yield on municipal securities. As of September 30, 2024, the fair value of available for sale and amortized cost of held to maturity mortgage-backed securities and municipal securities comprised 53.5% and 25.7% of the portfolio, respectively. As of December 31, 2023, mortgage-backed securities and municipal securities comprised 44.9% and 28.4% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average total deposits for the nine months ended September 30, 2024 were $2.62 billion, a decrease of $7.4 million, or 6.1%, compared to $2.62 billion for the year ended December 31, 2023. The average rate paid on total interest-bearing deposits was 3.30% and 2.65% for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively. The increase in average rates between periods was driven primarily by the continued repricing of lower rate deposits for higher rates.

The following table presents the average balance of, and rate paid on, deposits for the periods indicated:

	Nine Months Ended September 30,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW and interest-bearing demand accounts	$222,594	1.16%	$270,055	1.01%
Savings accounts	120,035	0.72%	134,914	0.75%
Money market accounts	717,554	3.20%	710,049	2.63%
Certificates and other time deposits	742,045	4.46%	553,376	3.06%
Total interest-bearing deposits	1,802,228	3.30%	1,668,394	2.46%
Noninterest-bearing demand accounts	814,117	0.00%	944,870	0.00%
Total deposits	$2,616,345	2.27%	$2,613,264	1.51%

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Nine Months Ended September 30, 2024	For the Year Ended December 31, 2023	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$222,594	$260,297	$(37,703)	(14.48%)
Savings accounts	120,035	134,409	(14,374)	(10.69%)
Money market accounts	717,554	707,840	9,714	1.37%
Certificates and other time deposits	742,045	596,212	145,833	24.46%
Total interest-bearing deposits	1,802,228	1,698,758	103,470	6.09%
Noninterest-bearing demand accounts	814,117	924,945	(110,828)	(11.98%)
Total deposits	$2,616,345	$2,623,703	$(7,358)	(0.28%)

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2024 and year ended December 31, 2023 was 31.1% and 35.3%, respectively.

Total deposits as of September 30, 2024 were $2.67 billion, a increase of $35.7 million, or 1.4%, compared to $2.63 billion as of December 31, 2023.

Noninterest-bearing deposits as of September 30, 2024 were $839.6 million, compared to $853.0 million as of December 31, 2023, a decrease of $13.4 million, or 1.6%.

(Continued)

56.

Total interest-bearing deposits as of September 30, 2024 and December 31, 2023 were $1.83 billion and $1.78 billion, respectively, which represented an increase of $49.1 million, or 2.8%.

The aggregate amount of certificates and other time deposits in denominations greater than $250,000 as of September 30, 2024 and December 31, 2023 was $314.4 million and $279.0 million, respectively.

The amount of uninsured certificates of deposit will differ from the total amount of certificates of deposit greater than $250,000 due to various factors, including joint account ownership. The following table sets forth the amount of uninsured certificates of deposit greater than $250,000 by time remaining until maturity as of September 30, 2024.

(dollars in thousands)	September 30, 2024
Under 3 months	$54,641
3 to 6 months	105,108
6 to 12 months	78,271
Over 12 months	3,003
Total	$241,023

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2024 and December 31, 2023, total borrowing capacity of $1,048.6 million and $939.8 million, respectively, was available under this arrangement. Our outstanding FHLB advances mature within one year. As of September 30, 2024, approximately $1.83 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk. We had no outstanding advances as of September 30, 2024.

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2024 and December 31, 2023, $232.5 million and $222.2 million, respectively, were available under this arrangement. As of September 30, 2024 and December 31, 2023, approximately $272.9 million and $290.7 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of September 30, 2024 and December 31, 2023, no borrowings were outstanding under this arrangement.

Subordinated Debt, Trust Preferred Securities and Other Debentures. We have Debentures relating to the issuance of trust preferred securities. In July 2006, Trust III issued $2.0 million in trust preferred securities to a third party in a private placement. Concurrent with the issuance of the trust preferred securities, Trust III issued common securities to the Company in the aggregate liquidation value of $62,000. Trust III invested the total proceeds from the sale of the trust preferred securities and the common securities in $2.1 million of the Company’s Debentures, which will mature on October 1, 2036.

In March 2015, we acquired DCB Trust I, which issued $5.0 million in trust preferred securities to a third party in a private placement. Concurrent with the issuance of the trust preferred securities, DCB Trust I issued common securities to the Company in the aggregate liquidation value of $155,000. DCB Trust I invested the total proceeds from the sale of the trust preferred securities and the common securities in $5.2 million of the Company’s Debentures, which will mature on June 15, 2037.

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

(Continued)

57.

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 Capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of $332,000 in related unamortized issuance costs on the consolidated balance sheets.

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures have stated maturity dates between November 1, 2020 and November 1, 2024, and bear interest at fixed annual rates between 1.00% and 4.00%. The Company pays interest semi-annually on May 1st and November 1st in arrears during the term of the debentures. Various portions of these debentures have matured since issuance and $2.0 million remains outstanding as of September 30, 2024. The debentures are redeemable by the Company at its option, in whole in or part, at any time on or before the due date of any debenture. The redemption price is equal to 100% of the face amount of the debenture redeemed, plus all accrued but unpaid interest.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2024. The line of credit bears interest at the prime rate (8.00% as of September 30, 2024) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2025. As of September 30, 2024, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2024 and the year ended December 31, 2023, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2024 and December 31, 2023, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $75.0 million in federal funds. There were no funds under these lines of credit outstanding as of September 30, 2024 and December 31, 2023.

Contingent liquidity sources and availability as of September 30, 2024 are provided below. The table below shows our total lines of credit and current borrowings as of September 30, 2024 and total amounts available for future borrowings, if necessary.

	September 30, 2024		Total Available for Future Liquidity
(dollars in thousands)	Line of Credit	Borrowings
FHLB advances	$1,048,613	$—	$1,048,613
Federal Reserve discount window	232,491	—	232,491
Federal funds lines of credit	75,000	—	75,000
Correspondent bank line of credit	25,000	—	25,000
Total liquidity lines			$1,381,104

(Continued)

58.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.13 billion for the nine months ended September 30, 2024 and $3.25 billion for the year ended December 31, 2023.

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Sources of Funds:
Deposits:
Noninterest-bearing	26.05%	28.45%
Interest-bearing	57.66%	52.25%
Advances from FHLB	2.70%	6.96%
Line of credit	0.01%	0.13%
Subordinated debt	1.43%	1.47%
Securities sold under agreements to repurchase	1.28%	0.63%
Accrued interest and other liabilities	1.16%	0.96%
Equity	9.71%	9.15%
Total	100.00%	100.00%

Uses of Funds:
Loans	70.53%	71.38%
Securities available for sale	7.74%	5.61%
Securities held to maturity	11.68%	13.81%
Nonmarketable equity securities	0.71%	0.84%
Federal funds sold	1.65%	1.41%
Interest-bearing deposits in other banks	0.17%	0.18%
Other noninterest-earning assets	7.52%	6.77%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	31.12%	35.25%
Average loans to average deposits	85.41%	89.65%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, decreased $125.3 million, or 5.3%, for the nine months ended September 30, 2024, compared to the same period in 2023, while our average deposits increased $3.1 million, or 0.1%, for the same time period. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of September 30, 2024, we had $302.3 million in outstanding commitments to extend credit and $9.6 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had $336.0 million in outstanding commitments to extend credit and $7.5 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2024 and December 31, 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2024, we had cash and cash equivalents of $162.9 million, compared to $89.5 million as of December 31, 2023. The increase was primarily due to an increase in federal funds sold of $71.8 million, which is used for liquidity purposes.

Capital Resources

Total equity increased to $319.3 million as of September 30, 2024, compared to $303.8 million as of December 31, 2023, an increase of $15.4 million, or 5.1%. The increase from December 31, 2023 was due to net earnings attributable to Guaranty Bancshares, Inc. of $21.5 million and a positive shift in our net unrealized losses on securities during the period. The increase was offset primarily by the payment of dividends of $8.3 million and by the repurchase of stock totaling $6.3 million during the nine months ended September 30, 2024.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of September 30, 2024 and December 31, 2023, we were

(Continued)

59.

in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk-weighted assets)	$375,097	16.59%	$367,526	15.22%
Tier 1 capital (to risk-weighted assets)	312,161	13.81%	302,757	12.53%
Tier 1 capital (to average assets)	312,161	10.21%	302,757	9.47%
Common equity tier 1 capital (to risk-weighted assets)	304,944	13.49%	295,540	12.24%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$370,734	16.41%	$373,778	15.49%
Tier 1 capital (to risk weighted assets)	342,492	15.16%	343,607	14.24%
Tier 1 capital (to average assets)	342,492	11.24%	343,607	10.78%
Common equity tier 1 capital (to risk-weighted assets)	342,492	15.16%	343,607	14.24%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of September 30, 2024, which consist of future cash payments associated with our contractual obligations.

	As of September 30, 2024
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$701,031	$47,140	$3,727	$—	$751,898
Subordinated debt	2,000	—	—	42,217	44,217
Operating leases	2,387	4,028	3,357	3,538	13,310
Total	$705,418	$51,168	$7,084	$45,755	$809,425

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of September 30, 2024 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of September 30, 2024
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$4,918	$2,980	$—	$1,680	$9,578
Commitments to extend credit	181,589	63,787	26,431	30,530	302,337
Total	$186,507	$66,767	$26,431	$32,210	$311,915

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending

(Continued)

60.

loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of September 30, 2024, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of September 30, 2024.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of September 30, 2024.

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

Inflation in the U.S. remains elevated but has improved from very high levels in recent years. The high inflation was primarily a result of lingering effects from the COVID-19 pandemic and related governmental policies, as well as other geo-political factors. However, unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature, which means that interest rates have a more significant impact on our performance than the effects of general levels of inflation.

To combat record levels of inflation, the Federal Reserve approved its first interest rate increase in the current cycle in March 2022 and raised interest rates by 525 basis points over 15 months, before lowering rates by 50 basis points during the three months ended September 30, 2024. If the Federal Reserve continues to decrease interest rates, we expect those decreases to have a slightly positive impact on our net income in the short term due to timing differences in asset and liability repricing, and we expect a net positive impact on our net income, despite likely absolute increases in our operating expenses due to inflation.

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

(Continued)

61.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	September 30, 2024		December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(1.52%)	(11.32%)	(2.31%)	(19.90%)
+200	(1.14%)	(6.22%)	(1.64%)	(12.07%)
+100	(0.91%)	(2.63%)	(1.13%)	(5.77%)
Base	—	—	—	—
-100	(0.52%)	0.73%	(0.57%)	2.67%
-200	(0.43%)	(1.11%)	0.07%	3.13%

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

62.

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

The following tables reconcile, as of and for the dates set forth below, the following financial measures:

Net Unrealized Loss on Securities, Tax Effected, as a Percentage of Total Equity

(dollars in thousands)	September 30, 2024
Total equity(1)	$319,293
Less: net unrealized loss on HTM securities, tax effected	(17,852)
Total equity, including net unrealized loss on AFS and HTM securities	$301,441

Net unrealized loss on AFS securities, tax effected	8,374
Net unrealized loss on HTM securities, tax effected	17,852
Net unrealized loss on AFS and HTM securities, tax effected	$26,226

Net unrealized loss on securities as % of total equity(1)	8.2%
Total equity before impact of unrealized losses	$327,667
Net unrealized loss on securities as % of total equity before impact of unrealized losses	8.0%

Total average assets	$3,066,380
Total equity to average assets	10.4%
Total equity, adjusted for tax effected net unrealized loss, to average assets	9.8%

(1) Includes the net unrealized loss on AFS securities of $8.4 million, tax effected.

Cost of Total Deposits

	Quarter Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2023
Total average interest-bearing deposits	$1,821,395	$1,795,958	$1,726,218
Adjustments:
Noninterest-bearing deposits	800,573	818,290	888,772
Total average deposits	$2,621,968	$2,614,248	$2,614,990

Total deposit-related interest expense	$15,243	$14,824	$13,069

Average cost of interest-bearing deposits	3.33%	3.32%	3.00%
Average cost of total deposits	2.31	2.28	1.98

Cautionary Notice Regarding Forward-Looking Statements

(Continued)

63.

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

(Continued)

64.

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

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(Continued)

65.

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

The table below contains information regarding all shares repurchased by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July, 2024	18,302	$30.42	18,302	867,271
August, 2024	41,694	30.75	41,694	825,577
September, 2024	—	—	—	825,577
Total	59,996	$30.65	59,996

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

(Continued)

66.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1

Third Amended and Restated Certificate of Formation of Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2017).

3.2	Third Amended and Restated Bylaws of Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 6, 2017).

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

GUARANTY BANCSHARES, INC.
(Registrant)

Date: November 6, 2024	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: November 6, 2024	/s/ Shalene A. Jacobson
Shalene A. Jacobson
Chief Financial Officer

68.