Form 10-K
period 2024-12-31
GUARANTY BANCSHARES INC /TX/
filed 2025-03-14
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the New York Stock Exchange on June 28, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $276.5 million.

At March 7, 2025, the Company had 11,398,174 outstanding shares of common stock, par value $1.00 per share.

Documents Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

GUARANTY BANCSHARES, INC.

PART I

ITEM 1. BUSINESS.

Our Company

Except where the context otherwise requires or where otherwise indicated, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” the “Company” or “Guaranty” refer to Guaranty Bancshares, Inc. and our wholly-owned banking subsidiary, Guaranty Bank & Trust, N.A., and the terms “Bank” and "Guaranty Bank & Trust" refer to Guaranty Bank & Trust, N.A.

We are a bank holding company, with corporate headquarters in Addison, Texas and operational headquarters in Mount Pleasant, Texas. Through our wholly-owned subsidiary, Guaranty Bank & Trust, a national banking association, we provide a wide range of relationship-driven commercial and consumer banking, as well as trust and wealth management products and services that are tailored to meet the needs of small- and medium-sized businesses, professionals and individuals. As of December 31, 2024, the Bank operates 33 full service banking locations in the East Texas, Dallas/Fort Worth, Houston and Central Texas regions of the state. As of December 31, 2024, we had total assets of $3.12 billion, total net loans of $2.10 billion, total deposits of $2.69 billion and total shareholders’ equity of $319.1 million.

We completed an initial public offering of our common stock in May 2017. Our common stock was traded on the Nasdaq Global Select Market through March 6, 2023, and commenced trading on the New York Stock Exchange on March 7, 2023, where it continues to trade under the symbol "GNTY."

Our History and Growth

Guaranty Bank & Trust was originally chartered as a Texas state banking association over a century ago in 1913, and converted its charter to a national banking association in 2012. Guaranty was incorporated in 1990 to serve as the holding company for Guaranty Bank & Trust. Since our founding, we have built a strong reputation based on financial stability and community leadership. Our growth has been consistent and primarily organic, both through growth in our established markets and the entry into new markets with de novo banking locations. In 2013, we expanded from our East Texas markets by opening a de novo banking location in Bryan/College Station, Texas. In 2017, we opened de novo banking locations in Fort Worth and Austin, Texas and have since expanded our footprint in these areas through opening of various new locations in Central Texas and the Dallas Metropolitan Statistical Area ("MSA"). We have achieved organic growth over time by enhancing our lending and deposit relationships with existing customers and attracting new customers, as well as cross-selling our deposit, mortgage, trust and wealth management and treasury management products.

We have also supplemented our organic growth and leveraged our strong deposit base with strategic acquisitions. In 2015, we acquired both Texas Leadership Bank and Preston State Bank, allowing us to expand our footprint into the Dallas/Fort Worth MSA. In 2018, we entered the Houston MSA through our acquisition of Westbound Bank. Our expansion strategy has enabled us to access markets with stronger loan demand, achieve consistent growth, maintain stable operating efficiencies, recruit top bankers, preserve our historically conservative credit culture, and provide shareholders with stable earnings throughout credit cycles.

Since our initial expansion outside of East Texas in 2013, we have grown our network of banking locations from 18 banking locations in 11 Texas communities to 33 banking locations in 26 Texas communities as of December 31, 2024.

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

We believe a great bank requires the right amount of two forms of capital: financial and human. We understand that our ability to successfully deploy our financial capital is directly related to our ability to bring the right talents together to lead our teams. This focus on human capital has rewarded us with a cohesive group of directors, officers and employees that we believe is our greatest asset. We have invested in robust leadership development programs that are designed to develop comprehensive bankers who understand all aspects of our operations and embrace our core values. Successful graduates of our training programs are often promoted to leadership or managerial positions and continue to build upon their training through various online and custom developed learning courses. Several of the Bank’s market presidents and managers are graduates of our training programs.

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

Growth and Expansion Strategies

Our strategic plan is to be a leading Texas bank holding company with a commitment to operate as a community bank as we continue to execute our long term growth strategy and to generate shareholder value through the following:

•
Maintain Focus on Organic Growth. Although we made a strategic choice to shrink our balance sheet during 2024 given the general uncertainty resulting from economic factors, geopolitical issues and changing U.S. political leadership, our longer-term strategy is to focus on organic growth, with greater emphasis on high-quality credits. This is a strategy that allows us to generate stable funding sources without the non-amortizing goodwill assets and core deposit intangibles that strategic acquisitions might add to our balance sheet. We believe that a strong core deposit base is extremely valuable and desirable in allowing our bank to grow despite continued interest rate competition from bank and non-bank sources, and serves us well when alternative funding sources become more expensive. As such, we also believe that our significant core deposit franchise in East Texas provides a stable funding source for meaningful loan growth in our existing markets. In addition, we strive to build comprehensive banking relationships with new borrowers through deposit and treasury management products and services.
•
Pursue Strategic Acquisitions. When the economic environment is favorable toward accretive acquisitions, we intend to continue to grow through strategic acquisitions within our current markets and in other complementary markets. However, the culture, economics and location of potential new acquisitions is critical in our decision making. Market valuations of bank stocks industry-wide during recent years have generally caused the economic aspect of acquisitions to be less desirable for our shareholders. We seek acquisitions that provide meaningful financial benefits through long-term organic growth opportunities and expense reductions, while maintaining our current risk profile. We believe that many smaller financial institutions will consider us an ideal long-term partner due to our community banking philosophy, commitment to employee stock ownership and our culture of teamwork.
•
Establish De Novo Banking Locations. We intend to open de novo banking locations in our existing and other attractive markets in Texas to further diversify our banking location network. Most recently, in May of 2023, we opened a second de novo location in Georgetown, Texas. In September 2024, we completed renovations and relocated our first de novo location in downtown Georgetown, Texas to a new permanent location. In January 2022, we opened a de novo location in the Lakeway area of Austin, bringing our total de novo locations in the Austin and surrounding suburbs to four.
•
Increase Earnings Streams. We seek to maintain asset quality in a manner that allows us to maintain our current earnings streams, while also providing additional services such as robust treasury management, trust and wealth management and Small Business Administration ("SBA") guaranteed loans to our customers in order to augment and diversify our revenue sources. For the year ended December 31, 2024, noninterest income represented $20.7 million, or 17.2%, of our total revenue of $120.8 million (defined as net interest income after the provision for credit losses plus noninterest income).

The charts below illustrate our meaningful asset, loan, deposit and net earnings growth for the last five years:

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

We believe the following competitive strengths support our long term growth and expansion strategy:

•
Experienced Executive Management Team. The Bank has a seasoned and experienced executive management team with nearly 236 years of experience in financial services businesses. Our executive management team has successfully managed profitable organic growth, executed acquisitions, developed a strong credit culture and implemented a relationship-based approach to commercial and consumer banking. In addition, our executive management team has extensive knowledge of the bank regulatory landscape, significant experience navigating interest rate and credit cycles, including high inflation and recessionary periods, and has a long history of working together.
•
Employee Ownership Mentality. As of December 31, 2024, our Company-only directors, our executive officers and our employee stock ownership plan, or KSOP, as a group, beneficially owned approximately 22.5% of our outstanding shares of common stock. Our KSOP owned 7.8% of our outstanding shares as of December 31, 2024. Many of our employees’ interests in the KSOP represent material portions of their net worth, particularly our long-tenured employees. We believe that the KSOP’s material ownership position promotes an owner-operator mentality among our employees, from senior officers to entry-level employees, which we believe enhances our employees’ dedication to our organization and the execution of our strategy.
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
•
Stable Core Deposit Base. We believe our traditional East Texas market provides a historically stable source of core deposits that serves as a good source of funding when there is volatility in interest rates and an increasing desire for core deposits make them more difficult and more expensive to attract, especially in competitive markets. However, a significant emphasis is impressed upon our banker's in all of markets to develop core deposits because we believe that our stable core deposit base enhances our ability to pursue loans in large, high growth markets and to fund other revenue sources such as our mortgage lending division.

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

Other Products and Services. We offer banking products and services that are attractively priced with a focus on customer convenience and accessibility. We offer a full suite of online banking services including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as ATMs, and banking by mobile phone, telephone, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier’s checks, and letters of credit, as well as treasury management services, including wire transfer services, positive pay, remote deposit capture and automated clearinghouse services.

Investments

We manage our investment portfolio primarily for liquidity purposes, with a secondary focus on returns. We separate our portfolio into two categories: (1) short-term investments with maturities less than one year, including federal funds sold; and (2) investments with maturities exceeding one year (the effective duration is approximately 4.01 years as of December 31, 2024), all of which are classified as available for sale and can be used for pledging on public deposits, selling under repurchase agreements and meeting unforeseen liquidity needs. We regularly evaluate the composition of this category as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.

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

Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad and sophisticated commercial banking product suite, our high-quality customer service culture, our positive reputation and long-standing community relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

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

We are committed to attracting, retaining and promoting top quality talent regardless of gender, sexual orientation, race, color, national origin, age, religion and physical ability. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique. We believe that our diverse workforce is representative of our customers in the community and enables us to better serve our customers, enhancing our success as a company. We will continue to embrace diversity and approach it in a manner consistent with our philosophy, by focusing on our employees, our customers, and the communities we serve.

As of December 31, 2024, we employed 485 full-time equivalent employees. We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. The Company believes in maintaining progressive employment policies, as well as a competitive wage and benefit package. We consider our relations with our employees to be good.

We understand that our ability to successfully deploy our financial capital is directly related to our ability to bring the right talents together to lead our teams. This focus on human capital has rewarded us with a cohesive group of directors, officers and employees that we believe is our greatest asset. We have invested in a robust management development program designed to develop comprehensive bankers who understand all aspects of our operations and embrace our core values. The training program generally lasts 12-18 months and includes rotations through each primary department of the Bank. Successful graduates of our training program typically rise up to leadership positions, both in lending and operational roles. Several of the Bank’s market presidents and managers are graduates of our training program.

We continue to expand and grow the offerings provided through a program called Guaranty University. This is an online professional and continuing education resource for our employees. In addition, we offer a Leadership Development Program (LDP) that caters to our senior leadership and has proven to be a valuable source of growth and development to these participants. In 2022, we launched the Emerging Leaders Program for many of the Vice Presidents and Assistant Vice Presidents of the Company, in which employees who exhibit leadership aptitude, participate in online courses, in-person leadership classes and team building activities that allow them to learn about and improve upon various leadership traits and skills.

Many of our employees choose to contribute to an Employee Benefit Fund, which serves to assist their co-workers in times of need. This Fund proved helpful to many of our employees and since its inception, has paid out over $456,000 to employees in need.

Many of our employees’ interests in the KSOP represent material portions of their net worth, particularly our long-tenured employees. We believe that the KSOP’s material ownership position promotes an owner-operator mentality among our employees, from senior officers to entry-level employees, which we believe enhances our employees’ dedication to our organization and its long term success. Finally, our full-time employees are offered a variety of comprehensive benefits including medical, dental, vision, basic life, voluntary life, short-term and long-term disability insurance plans, as well as flexible spending accounts, employee stock ownership plan with 401(k) provisions, paid time off and paid holidays.

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

Supervision and Regulation

The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Board of Governors of the Federal Reserve System (“Federal Reserve”), Federal Deposit Insurance Corporation ("FDIC"), Consumer Financial Protection Bureau ("CFPB"), Office of the Comptroller of the Currency ("OCC"), Internal

Revenue Service ("IRS") and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.

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

In addition, the Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters affecting publicly-traded companies. However, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, provided certain exceptions to these requirements for so long as a publicly-traded company qualifies as an emerging growth company. In 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or EGRRCPA, revised certain aspects of the Dodd-Frank Act. Among other things, EGRRCPA exempts banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading and clarifies definitions pertaining to high-volatility commercial real estate, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. Further changes effected by the passage of EGRRCPA are discussed below.

Revised Rules on Regulatory Capital. Regulatory capital rules pursuant to the Basel III requirements, released in July 2013 and effective January 1, 2015, implemented higher minimum capital requirements for bank holding companies and banks. These rules include a new common equity Tier 1, or CET1, capital requirement and establish criteria that instruments must meet to be considered CET1 capital, additional Tier 1 capital or Tier 2 capital. The revised capital rules require banks and bank holding companies to maintain a minimum CET1 capital ratio of 4.5% of risk-based assets, a total Tier 1 capital ratio of 6.0% of risk-based assets, a total capital ratio of 8.0% of risk-based assets and a leverage ratio of 4.0% of average assets. In addition, the revised capital rules require banks and bank holding companies to maintain a 2.5% "capital conservation buffer" above these minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Including the buffer, the rules require banks and bank holding companies to maintain a minimum CET1 capital ratio of 7.0%, Tier 1 capital ratio of 8.5% and total capital ratio of 10.5%.

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

A QCBO is defined as a banking organization that is not an advanced approaches banking organization and that has:

•
a leverage ratio of greater than 9%;
•
total consolidated assets of less than $10 billion;
•
total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
•
total trading assets and trading liabilities of 5% or less of total consolidated assets.

A QCBO may elect out of complying with the Basel III Capital Rules if, at the time of the election, the QCBO has a CBLR above 9%. The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with reporting instructions and less assets deducted from Tier 1 capital. At this time, the Company and the Bank have not elected to comply with the community bank leverage ratio framework, but the Company and the Bank will continue to consider making such election in the future.

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

Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5.0% of the voting shares of such bank or bank holding company. In approving bank or bank holding company acquisitions by bank holding companies, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the Community Reinvestment Act (the "CRA")), the effectiveness of the applicant in combating money laundering activities and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Our ability to make future acquisitions will depend on our ability to obtain approval for such acquisitions from the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. For example, we could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of a proposed acquisition.

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

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices, result in breaches of fiduciary duty or which constitute violations of laws or regulations, and can assess civil money penalties or impose enforcement action for such activities. The penalties can be as high as $1,000,000, as adjusted for inflation, for each day the activity continues.

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

Restrictions on Distribution of Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be our principal source of operating funds. Earnings and capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. In general terms, federal law provides that the Bank’s board of directors may, from time to time and as it deems expedient, declare a dividend out of its net profits. Generally, the total of all dividends declared in a year shall not, unless approved by the OCC, exceed the net profits of that year combined with its net profits of the past two years. At December 31, 2024, the Bank had $22.5 million available for payment of dividends.

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

Audit Reports. For insured institutions with total assets of $1.0 billion or more, requirements include financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that the Bank have an independent audit committee, consisting of outside directors who are independent of management of the Bank. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Bank’s audit committee consists entirely of independent directors.

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

Anti-Money Laundering and OFAC. Under federal law, including the Bank Secrecy Act, or BSA, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and the Anti-Money Laundering Act of 2020, certain financial institutions, such as the Bank, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated BSA officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification especially in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. The Financial Crimes Enforcement Network, or FinCEN, has issued rules that clarify and strengthen the due diligence requirements for banks with regard to their customers.

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
•
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
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
•
The development and use of artificial intelligence presents risks and challenges that may adversely impact the Company’s business
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

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. Uncertainty about the federal fiscal and domestic policymaking process (including the debt ceiling), the impact of any imposed tariffs, the medium and long-term fiscal outlook of the federal and state governments (including possible ratings downgrades) and future tax rates (or other amendments to the Internal Revenue Code of 1986, as amended, or to state tax laws) is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including global political hostilities or public health outbreaks and uncertainty over the stability of foreign currency, could affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by an elevated interest rate environment, and our ability to retain or grow our deposit base could be hindered by higher market interest rates in the future. Additionally, elevated interest rates on our adjustable rate loans could make it more difficult for our borrowers to repay their loans, potentially leading to increased delinquencies, increased volume of loan modifications, and financial losses for the Company. We are unable to predict changes in market interest rates, and a rapid increase or decrease in interest rates could adversely affect our results of operations and financial performance. In addition, financial institutions in Texas can be affected by volatility with the oil and gas industry and significant decreases in energy prices. Although we do not have material direct exposure to the oil and gas industry, we retain some indirect exposure, as some of our customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices.

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

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

The Trump Administration, during its first term from 2017 to 2021, imposed certain tariffs and retaliatory tariffs, as well as other trade restrictions on products and materials that certain of our customers import or export. President Trump again has signaled that his new Administration will impose tariffs and retaliatory tariffs against U.S. trading partners. During his election campaign, President Trump indicated that he would impose various levels of tariffs, from 25% to 60%, against all goods imported from Canada, Mexico and China, as well as a blanket tariff of 10% to 20% on other imports to the U.S. President Trump issued an Executive Order on February 1, 2025, imposing tariffs at various levels on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods and resulted in discussions with the countries which have delayed many of the U.S. imposed tariffs while discussions with each trading partner continue.

The above and other potential tariffs and trade restrictions may cause the prices of some of our customers' products to increase, which could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

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

We focus our business development and marketing strategy primarily on small- to medium-sized businesses. As of December 31, 2024, we had approximately $1.56 billion of loans to businesses, which represents approximately 73.0% of our total loan portfolio. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.

Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2024, approximately $1.23 billion, or 57.8%, of our total loans were nonresidential real estate loans, including owner occupied commercial real estate loans of $298.8 million, or 14.0%, of our total loans, and construction and land development loans of approximately $218.6 million, or 10.3%, of our total loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for credit losses, which would reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, approximately $1.83 billion, or 85.8%, of our total loans were loans with real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets, in particular industries or other segments of our loan portfolio, or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which would adversely affect our business, financial condition and results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain estimated losses. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate estimate losses. This could have an adverse effect on our business, financial condition or results of operations. As of December 31, 2024, we held $22,000 of repossessed property and equipment, and $1.2 million in OREO.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2024, we held $1.2 million in OREO. In the prior year, we held no assets in OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, approximately $205.5 million, or 9.6%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2024, our allowance for credit losses in our loan portfolio totaled $28.3 million, which represents approximately 1.33% of our total loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, we may need additional provisions for credit losses to restore the adequacy of our allowance for credit losses. Finally, the measure of our allowance for credit losses is dependent on the adoption and interpretation of accounting standards. Under the Current Expected Credit Loss, or CECL impairment model, which became applicable to us on January 1, 2020, financial institutions are required to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration is reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model required many financial institutions, like the Bank, to increase their allowances for credit losses. Increases in our level of allowance for credit losses for any reason, could adversely affect our business, financial condition and results of operations.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act in our annual report on Form 10-K, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K.

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

Historically, we have earned income by originating mortgage loans and Small Business Administration 7(a) loans for sale in the secondary market. For the mortgage loans, a historical focus of our loan origination and sales activities has been to enter into formal commitments and informal agreements with larger banking companies and mortgage investors. Under these arrangements, we originate single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. For the SBA 7(a) loans, we obtain various bids for the purchase of the SBA guaranteed portion of the loan from investors and will generally sell the guaranteed portion to the investor with the highest bid. For the years ended December 31, 2024 and 2023, we earned approximately $991,000 and $1.2 million, respectively, from these activities. However, in the recent past, disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Fannie Mae and Federal Home Loan Mortgage Corporation, or Freddie Mac, loans. Additionally, the risk appetite for purchasing of SBA 7(a) guaranteed loans fluctuates, occasionally resulting in bids that are not favorable for us to sell the guaranteed portion of the loan. The effects of these disruptions in the secondary market for residential mortgage loans and SBA 7(a) loans may reappear.

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

Our most important source of funds is deposits. As of December 31, 2024, approximately $1.94 billion, or 72.1%, of our total deposits were demand, savings and money market accounts. Historically our savings, money market deposit accounts and demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

The $742.7 million remaining balance of deposits consisted of certificates of deposit, of which $696.3 million, or 25.8% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

As of December 31, 2024, $235.6 million, or approximately 8.7%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. As of December 31, 2024, approximately 54.2% of our interest-earning assets and approximately 41.5% of our interest-bearing liabilities had a variable rate. Our interest rate sensitivity profile was asset sensitive as of December 31, 2024, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates; however, customer and market responses to a changing interest rate environment are highly uncertain and there is no guarantee that our net interest income would increase if interest rates rise.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. If interest rates were to decline, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations.

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of our primary markets, and adverse economic conditions in these markets could negatively impact our operations and customers.

Our business, financial condition and results of operations are affected by changes in the economic conditions of our primary markets of East Texas, Central Texas, the Houston MSA and the Dallas/Fort Worth MSA. Our success depends to a significant extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in our primary markets. Economic conditions within our primary markets, and the state of Texas in general, are influenced by the energy sector generally and the price of oil and gas specifically. Although our customers’ business and financial interests may extend well beyond our primary markets, adverse conditions that affect our primary markets, including future declines in oil prices, could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying our loans, affect our ability to attract deposits and generally affect our business, financial condition, results of operations and future prospects. Due to our geographic concentration within our primary markets, we may be less able than other larger regional or national financial institutions to diversify our credit risks across multiple markets.

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

While we attempt to invest a significant majority of our total assets in loans (our loan to asset ratio was 68.4% as of December 31, 2024), we invest a percentage of our total assets (21.7% as of December 31, 2024) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2024, the fair value of our available for sale investment securities portfolio was $340.3 million, which included a net unrealized loss of $20.8 million. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. The Federal Open Market Committee increased the target federal funds rate significantly in 2022 and 2023, with only minor decreases in 2024, which resulted in the net unrealized losses of $20.8 million in our available for sale portfolio and $31.5 million in our held to maturity portfolio at December 31, 2024. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

In addition, the Bank’s primary federal regulator, the OCC, has issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the OCC, have recently issued enforcement actions against financial institutions for failure in oversight of third-party providers and violations of federal banking law by such providers when performing services for financial institutions. Accordingly, our operations could be interrupted if any of our third-party service providers experience difficulty, are subject to cyber security breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against the Bank, which could adversely affect our business, financial condition and results of operations.

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

The development and use of artificial intelligence presents risks and challenges that may adversely impact the Company’s business.

The Company or its third-party (or fourth-party) vendors, clients or counterparties may develop or incorporate artificial intelligence (“AI”) technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular opinions. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

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

Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2024, our goodwill totaled $32.2 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

As part of the bank regulatory process, the OCC and the Federal Reserve periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, one of these federal banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that our Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

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

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

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

The Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury, or the Treasury Department, to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

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

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have an adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has in recent years increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. If recent increases in premiums are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. Further, if there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay higher FDIC premiums. Our FDIC insurance related costs were $1.4 million for the year ended December 31, 2024, compared to $1.5 million for the year ended December 31, 2023. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2024, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending, particularly as we expand into metropolitan markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

As of December 31, 2024, our Company-only directors and executive officers beneficially owned an aggregate of 2,029,183 shares, or approximately 17.7%, of our issued and outstanding shares of common stock, including 193,846 shares that are held by our KSOP and allocated to the accounts of our named executive officers. As of December 31, 2024, our KSOP owned an aggregate of 887,936 shares, or approximately 7.8% of our issued and outstanding shares. A committee consisting of four independent directors of the Company, which we refer to herein as the KSOP Committee, currently serves as trustee of the KSOP. Each KSOP participant will have the right to vote the shares allocated to such participant’s account on all matters requiring a vote of our shareholders, but the KSOP committee, as trustee of the KSOP, retains sole voting power over all shares held by the KSOP that are not allocated to participants’ accounts and all shares for which they have received no voting instructions from the participant. As of December 31, 2024, there were no shares owned by our KSOP that were unallocated to participants’ accounts.

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

In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2024, we had a senior, unsecured line of credit with an available balance of $25.0 million with no amounts advanced. We also had $34.7 million of subordinated debt obligations and approximately $7.2 million of junior subordinated debentures issued to statutory trusts that, in turn, issued $7.0 million of trust preferred securities. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, these existing and any future debt obligations must be satisfied in full before any distributions can be made to the holders of our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock. To the extent that we issue additional debt obligations or junior subordinated debentures, the additional debt obligations or additional junior subordinated debentures will be senior to our shares of common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our third amended and restated certificate of formation (our "certificate of formation") authorizes us to issue up to 15,000,000 shares of one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

Our primary asset is Guaranty Bank & Trust. As such, the Company depends upon the Bank for cash distributions (through dividends on the Bank’s common stock) that the Company uses to pay its operating expenses, satisfy its obligations (including its junior subordinated debentures and other debt obligations) and to pay dividends on the Company’s common stock and preferred stock, if issued in the future. Federal statutes, regulations and policies restrict the Bank’s ability to make cash distributions to the Company. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, the OCC has the ability to restrict the Bank’s payment of dividends by supervisory action. If the Bank is unable to pay dividends to the Company, we will not be able to satisfy our obligations or pay dividends on our common stock.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

We anticipate that dividends will be declared and paid in the month following the end of each calendar quarter, and we anticipate paying a quarterly dividend on our common stock in an amount equal to approximately 25.0% to 35.0% of our net income for the immediately preceding quarter. However, holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on common stock will depend upon the ability of the Bank to make cash distributions to the Company, our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by our board of directors. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends, if any, paid to our common shareholders.

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

Our certificate of formation and our third amended and restated bylaws (our "bylaws") may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our board of directors or management. Our governing documents include provisions that:

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
•
permit our board of directors to alter, amend or repeal our bylaws or to adopt new bylaws;
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

In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHC Act and the CBCA. These laws could delay or prevent an acquisition.

Furthermore, our certificate of formation provides that the state courts located in Titus County, Texas, the county in which our legacy headquarters in Mount Pleasant lie, will be the exclusive forum for: (a) any actual or purported derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of fiduciary duty by any of our directors or officers, (c) any action asserting a claim against us or our directors or officers arising pursuant to the TBOC, our certificate of formation, or our bylaws; or (d) any action asserting a claim against us or our officers or directors that is governed by the internal affairs doctrine. By becoming a shareholder of our Company, you will be deemed to have notice of and have consented to the provisions of our certificate of formation related to choice of forum. The choice of forum provision in our certificate of formation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Alternatively, if a court were to find the choice of forum provision contained in our certificate of formation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, operating results, and financial condition.

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

Risks from Cyber Threats

Like many businesses, the Bank faces numerous cybersecurity risks in connection with providing services to our customers. Guaranty does not currently believe that any current or previous risks from cybersecurity threats have materially affected, or are reasonably likely to materially affect the Bank, including its business strategy, results of operations, or financial condition. Unfortunately, the sophistication of cyber threats continues to increase, and the Bank’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. No cybersecurity program will be able to anticipate all cyber threats and breach attempts, and there may exist limitations to the ability to effectively implement preventive measures against such breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Bank’s business strategy, results of operations or financial condition, please refer to "Item 1A. Risk Factors."

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

ITEM 2. PROPERTIES.

As of December 31, 2024, the Bank operates 33 banking locations, all of which are located in Texas. Our principal executive office is located at 16475 Dallas Parkway, Suite 600, Addison, Texas 75001. The Bank currently operates banking locations in the following Texas locations: Austin (two locations), Georgetown (two locations), Bogata, Bryan, College Station (two locations), Commerce, Conroe, Dallas (two locations), Denton (two locations), Fort Worth, Hallsville, Houston (three locations), Longview, Mount Pleasant (two locations), Mount Vernon, New Boston, Paris (two locations), Pittsburg, Rockwall, Royse City, Sulphur Springs, and Texarkana (three locations).

As of December 31, 2024, we owned 21 of our banking locations, had one location in which we owned the building and had a long-term land lease on the real property associated with the branch, and leased the remaining 11 locations. We also own our executive headquarters in Mount Pleasant, and lease two buildings for business operations. The terms of our leases generally range from one to 11 years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. We believe that the 13 leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Beginning on March 7, 2023, shares of our common stock are traded on the New York Stock Exchange under the symbol “GNTY”. Prior to that date, our shares were traded on the Nasdaq Global Select Market ("Nasdaq") since our initial public offering ("IPO") on May 9, 2017. Prior to our IPO, there was no public trading market for our common stock.

As of March 7, 2025, there were 364 holders of record of our common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the S&P U.S. SmallCap Banks Index for the period of December 31, 2019 through December 31, 2024. The following assumes $100 was invested in each of our common stock, the S&P 500 and the S&P U.S. SmallCap Banks Index values on December 31, 2019, and assumes the reinvestment of dividends, if any.

The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Guaranty Bancshares, Inc.	$100.00	$93.90	$132.60	$125.30	$125.54	$133.10
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44

Source: S&P Global Market Intelligence

Stock Repurchases

On April 21, 2022, the Company announced the adoption of a stock repurchase program that authorized the repurchase of up to 1,000,000 shares of Company common stock, which was effective until April 21, 2024. On March 13, 2024, the Company approved a new stock repurchase program that authorized the repurchase of up to 1,250,000 shares of Company common stock. The new stock repurchase program became effective April 21, 2024 and will continue to be in effect until the earlier of April 21, 2026, or the date all shares authorized for repurchase under the program have been repurchased, unless shortened or extended by the board of directors. The repurchase plan permits shares to be acquired from time to time in the open market or negotiated transactions at prices management considers to be attractive and in the best interest of both the Company and its shareholders, subject to compliance with applicable laws and regulations, general market and economic conditions, the financial and regulatory condition of the Company, liquidity and other factors.

The table below contains information regarding all shares repurchased by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October, 2024	—	$—	—	1,075,577
November, 2024	—	—	—	1,075,577
December, 2024	—	—	—	1,075,577
Total	—	$—	—

There were 210,074 shares of Company common stock repurchased during the year ended December 31, 2024, at a weighted-average price per share of $29.83. No shares of Company common stock were repurchased during the quarter ended December 31, 2024. As of December 31, 2024, authority to repurchase 1,075,577 shares remains available under the stock repurchase program approved on March 13, 2024.

ITEM 6. [RESERVED].

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in "Item 8. Financial Statements and Supplementary Data." This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•
We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings;
•
Our business is concentrated in, and largely dependent upon, the continued growth and welfare of our primary markets, and adverse economic conditions in these markets could negatively impact our operations and customers;
•
As a business operating in the financial services industry, adverse conditions in the general business or economic environment could adversely affect our business, financial condition and results of operations in the future;
•
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses;
•
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us;
•
Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us;
•
We are subject to stringent capital requirements, which may result in lower returns on equity, require the raising of additional capital, limit our ability to repurchase shares or pay dividends and discretionary bonuses, or result in regulatory action;
•
The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired;
•
An investment in our common stock is not an insured deposit and is subject to risk of loss; and
•
other factors that are discussed in "Item 1A. Risk Factors."

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

We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates, and the potential sensitivity of our consolidated financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

Loans and Allowance for Credit Losses

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses ("ACL"). Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Fees associated with the origination of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

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

The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Recoveries will not exceed the aggregate of loan amounts previously charged-off and expected to be charged-off.

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

The ACL is measured on a collective (pool or segment) basis when similar risk characteristics exist. Our loan portfolio segments include both regulatory call report codes and internally identified risk ratings for our commercial loan segments and delinquency status for our consumer loan segments. We also have separate segments for our internally originated SBA loans and for our SBA loans acquired from Westbound Bank.

In general, the loans in our portfolio have low historical credit losses. The credit quality of loans in our portfolio is impacted by delinquency status and debt service coverage generated by our borrowers’ businesses and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, these types of loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. We consider the majority of our consumer type loans to be “seasoned” and that the credit quality and current level of delinquencies and defaults represents the level of reserve needed in the ACL. If delinquencies and defaults were to increase, we may be required to increase our provision for credit losses, which would adversely affect our results of operations and financial condition. Delinquency statistics are updated at least monthly.

Internal risk ratings are considered the most meaningful indicator of credit quality for new commercial and industrial, construction, and commercial real estate loans. Internal risk ratings are a key factor that impacts management’s estimates of loss factors used in determining the amount of the ACL. Internal risk ratings are updated on a continuous basis.

Loans with unique risk characteristics are evaluated on an individual basis. Loans evaluated individually are excluded from the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

For off-balance sheet credit exposures, we estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by us. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in accumulated other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and netted to an unrealized loss of $7.5 million at December 31, 2024. This amount will be amortized out of accumulated other comprehensive loss over the remaining lives of the underlying securities as an adjustment of the yield on those securities.

Management evaluates securities for an ACL based on whether they are classified as held to maturity or available for sale. For held to maturity securities, management measures expected credit losses on a collective basis by major security type and credit rating. The estimate of expected credit losses considers historical credit loss information that is then adjusted for current conditions and reasonable and supportable forecasts. For available for sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically relate to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive (loss) income.

Changes in the ACL are recorded as provision for (or reversal of provision for) credit losses expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Discussion and Analysis of Results of Operations for the Years Ended December 31, 2024 and 2023

A discussion regarding our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under “Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at investors.gnty.com.

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

Net interest income, before the provision for credit losses, for the years ended December 31, 2024 and 2023 was $97.9 million and $97.0 million, respectively, an increase of $899,000, or 0.9%. The increase in net interest income resulted primarily from a $6.7 million, or 4.3%, increase in interest income, offset by an increase in interest expense of $5.8 million, or 9.7%.

The increase in interest income for the year ended December 31, 2024 was primarily related to an increase in interest income on loans of $3.3 million, or 2.5%, despite a $144.8 million, or 6.2%, decrease in average loans outstanding, and a $2.7 million, or 16.8%, increase in interest earned on securities during the year ended December 31, 2024, compared to the same period in 2023.

The decrease in average loans outstanding was primarily the result of tightened credit underwriting standards and loan terms, strategic non-renewal decisions and fewer borrower requests in response to higher interest rates and project costs.

The $5.8 million increase in interest expense for the year ended December 31, 2024 was primarily related to a $13.8 million, or 30.8%, increase in interest on deposits. The increase in deposit-related interest expense was due to a 59 basis point increase in average rate paid on these deposits, compared to 2023. The increase was partially offset by an $8.1 million, or 69.9%, decrease in interest paid on FHLB advances from the prior year.

For the year ended December 31, 2024, net interest margin on a fully taxable equivalent basis and net interest spread were 3.32% and 2.25%, respectively, compared to 3.15% and 2.13%, respectively, for the same period in 2023, which reflects a 47 basis point increase in the yield on interest-earning assets, assisted by a $138.7 million, or 4.5%, decrease in average interest-earning assets during the year ended December 31, 2024, compared to 2023. The increase in the yield on interest-earning assets was partially offset by a 35 basis point increase in the rate on interest-bearing liabilities from the prior year.

Large provisions for credit losses in the prior year, resulting from the effects of COVID-19, and participation in the Paycheck Protection Program ("PPP"), have created temporary extraordinary results in the calculation of net earnings and related performance ratios. The following table illustrates net earnings and pre-tax, pre-provision, pre-PPP net earnings per share and performance ratios for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(dollars in thousands, except per share data)	2024	2023
Net earnings attributable to Guaranty Bancshares, Inc.	$31,537	$30,037
Adjustments:
Reversal of provision for credit losses	(2,200)	—
Income tax provision	7,473	7,130
PPP interest income, including fees	—	(21)
Pre-tax, pre-provision, pre-PPP net earnings attributable to Guaranty Bancshares, Inc.†	$36,810	$37,146

Total average assets	$3,126,340	$3,251,035
Adjustments:
PPP loans average balance	(48)	(108)
Total average assets, adjusted†	$3,126,292	$3,250,927
Total average equity	$306,170	$297,518

PERFORMANCE RATIOS
Net earnings attributable to Guaranty Bancshares, Inc. to average assets	1.01%	0.92%
Net earnings attributable to Guaranty Bancshares, Inc. to average equity	10.30	10.10
Pre-tax, pre-provision, pre-PPP net earnings attributable to Guaranty Bancshares, Inc. to average assets, as adjusted†	1.18	1.14
Pre-tax, pre-provision, pre-PPP net earnings attributable to Guaranty Bancshares, Inc. to average equity†	12.02	12.49

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	11,456,540	11,693,761
Earnings per common share, basic	$2.75	$2.57
Pre-tax, pre-provision, pre-PPP net earnings attributable to Guaranty Bancshares, Inc. per common share, basic†	3.21	3.18

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in "—Non-GAAP Financial Measures".

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2024 and 2023, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,207,359	$139,434	6.32%	$2,352,154	$136,086	5.79%
Securities available for sale	264,683	9,787	3.70	182,277	5,159	2.83
Securities held to maturity	358,418	9,325	2.60	449,097	11,210	2.50
Nonmarketable equity securities	21,536	857	3.98	27,371	1,288	4.71
Interest-bearing deposits in other banks	71,673	3,757	5.24	51,507	2,749	5.34
Total interest-earning assets	2,923,669	163,160	5.58	3,062,406	156,492	5.11
Allowance for credit losses	(29,720)			(31,601)
Noninterest-earning assets	232,391			220,230
Total assets	$3,126,340			$3,251,035
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,815,672	$58,827	3.24%	$1,698,758	$44,981	2.65%
Advances from FHLB and fed funds purchased	64,699	3,498	5.41	226,214	11,626	5.14
Line of credit	275	24	8.73	4,168	363	8.71
Subordinated debt	44,175	2,047	4.63	47,873	2,143	4.48
Securities sold under agreements to repurchase	37,386	885	2.37	20,635	399	1.93
Total interest-bearing liabilities	1,962,207	65,281	3.33	1,997,648	59,512	2.98
Noninterest-bearing liabilities:
Noninterest-bearing deposits	821,291			924,945
Accrued interest and other liabilities	36,672			30,924
Total noninterest-bearing liabilities	857,963			955,869
Equity	306,170			297,518
Total liabilities and equity	$3,126,340			$3,251,035
Net interest rate spread(2)			2.25%			2.13%
Net interest income		$97,879			$96,980
Net interest margin(3)			3.35%			3.17%
Net interest margin, fully taxable equivalent(4)			3.32%			3.15%

(1) Includes average outstanding balances of loans held for sale of $806,000 and $1.2 million for the years ended December 31, 2024 and 2023, respectively.
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

	For the Year Ended December 31, 2024 vs. 2023
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$(8,384)	$11,732	$3,348
Securities available for sale	2,332	2,296	4,628
Securities held to maturity	(2,267)	382	(1,885)
Nonmarketable equity securities	(275)	(156)	(431)
Interest-earning deposits in other banks	1,077	(69)	1,008
Total (decrease) increase in interest income	$(7,517)	$14,185	$6,668

Interest-bearing liabilities:
Interest-bearing deposits	$3,098	$10,748	$13,846
Advances from FHLB	(8,302)	174	(8,128)
Line of credit	(339)	—	(339)
Subordinated debt	(166)	70	(96)
Securities sold under agreements to repurchase	323	163	486
Total (decrease) increase in interest expense	(5,386)	11,155	5,769
(Decrease) increase in net interest income	$(2,131)	$3,030	$899

Provision for Credit Losses

The provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management based on factors such as historical loss experience, trends in classified and past due loans, volume and growth in the loan portfolio, current economic conditions in our markets and value of the underlying collateral. Loans are charged off against the ACL when determined appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination. For a full description of the factors taken into account by our management in determining the ACL see “— Financial Condition—Allowance for Credit Losses.”

During the year ended December 31, 2024, we recorded a $2.2 million reversal of the provision for credit losses, compared to no provision recorded during 2023. Our gross loan balances decreased by $191.4 million during 2024, while overall credit quality trends and economic forecast assumptions remained relatively stable. As of both December 31, 2024 and 2023, our ACL as a percentage of total loans was 1.33%.

As of December 31, 2024, there were $10.1 million in loan balances past due 30 or more days, including $2.8 million in loan balances for nonperforming (nonaccrual) loans, compared to $9.8 million and $4.2 million, respectively, as of December 31, 2023. Total nonperforming (nonaccrual) loans were $3.7 million and $5.6 million as of December 31, 2024 and 2023, respectively.

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

The following table presents components of noninterest income for the years ended December 31, 2024 and 2023 and the period-over-period variations in the categories of noninterest income:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	2024 vs. 2023
Noninterest income:
Service charges	$4,474	$4,387	$87
Net realized loss on securities transactions	—	(229)	229
Gain on sale of loans	991	1,201	(210)
Fiduciary and custodial income	2,509	2,529	(20)
Bank-owned life insurance income	1,014	941	73
Merchant and debit card fees	7,420	7,307	113
Loan processing fee income	487	520	(33)
Mortgage fee income	167	194	(27)
Other noninterest income	3,675	5,663	(1,988)
Total noninterest income	$20,737	$22,513	$(1,776)

Total noninterest income decreased $1.8 million, or 7.9%, for the year ended December 31, 2024, compared to 2023. Material changes in the components of noninterest income are discussed below.

Service Charges. We earn fees from our customers for deposit-related services, and these fees typically constitute a significant and generally predictable component of our noninterest income. We recorded a $87,000, or 2.0%, increase, which was primarily the result of growth in the number of DDAs and debit card usage volume during the year ended December 31, 2024, compared to the year ended December 31, 2023. The total number of DDAs increased by 1,513 accounts, from 56,166 as of December 31, 2023 to 57,679 as of December 31, 2024.

Net Realized Loss on Securities Transactions. We sell securities from time-to-time, which results in gains or losses being recognized in the income statement as noninterest income. During the year ended December 31, 2023 we sold securities for a net loss of $229,000. No securities were sold during the year ended December 31, 2024.

Gain on Sale of Loans. We originate long-term fixed-rate mortgage loans and SBA loans for resale into the secondary market. We sold 133 mortgage loans for $31.5 million during the year ended December 31, 2024, compared to 162 mortgage loans for $42.3 million for the year ended December 31, 2023, which is consistent with the industry-wide decline in overall mortgage volumes attributable to increased mortgage loan rates. Gain on sale of loans was $991,000 for the year ended December 31, 2024, a decrease of $210,000, or 17.5%, compared to $1.2 million for the year ended December 31, 2023. The gain reported in the current period was attributable to the gain on sale of mortgage loans of $794,000 and gain on SBA 7(a) loan sales of $197,000, while the gain during the prior year consisted of $1.0 million in mortgage loan sales and $162,000 in SBA 7(a) loan sales.

Bank-Owned Life Insurance Income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield net of fees and charges, including mortality charges. Income from bank-owned life insurance increased $73,000, or 7.8%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in income was primarily due to an increase in yield crediting rates for certain carriers.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. We recorded a $113,000, or 1.5%, increase during the year ended December 31, 2024, compared to the prior year, primarily due to growth in the number of DDAs and debit card usage volume during 2024. The total number of deposit accounts increased by 1,513 during 2024, and the total number of active debit cards our customers held increased by 818, from 42,435 as of December 31, 2023 to 43,253 as of December 31, 2024.

Loan Processing Fee Income. We recorded a $33,000, or 6.3%, decrease in loan processing fee income during the year ended December 31, 2024, compared to 2023. The decrease in loan processing fee income was primarily attributable to a decrease in the volume of newly originated, renewed or extended loans during the year ended December 31, 2024.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $27,000, or 13.9%, from December 31, 2023 was primarily due to a lower volume of mortgage purchases and refinances during the year ended December 31, 2024.

Other Noninterest Income. This category includes a variety of other income producing activities, including loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income decreased $2.0 million, or 35.1%, for the year ended December 31, 2024, compared to 2023, primarily due to a one-time gain on the sale of nonmarketable correspondent bank stock of $2.8 million during 2023.

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

For the year ended December 31, 2024, noninterest expense totaled $81.9 million, a decrease of $502,000, or 0.6%, compared to $82.4 million for the year ended December 31, 2023. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	2024 vs. 2023
Employee compensation and benefits	$46,794	$48,862	$(2,068)
Non-staff expenses:
Occupancy expenses	11,820	11,301	519
Legal and professional fees	3,104	3,424	(320)
Software and technology	6,677	6,157	520
Amortization	569	602	(33)
Director and committee fees	771	778	(7)
Advertising and promotions	883	1,176	(293)
ATM and debit card expense	3,004	2,904	100
Telecommunication expense	663	707	(44)
FDIC insurance assessment fees	1,404	1,507	(103)
Other noninterest expense	6,163	4,936	1,227
Total noninterest expense	$81,852	$82,354	$(502)

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. There was a $2.1 million, or 4.2%, decrease in employee compensation and benefits, primarily related to a $738,000 decrease in employee benefits due to lower healthcare-related costs, a $657,000 decrease in officer and employee salary expense and a $585,000 decrease in bonus expense, which was due to lower production officer and executive officer bonuses during 2024, compared to 2023.

Occupancy Expenses. Occupancy expenses are mainly composed of depreciation expense on fixed assets and lease expense related to ASC 842 accounting. We recorded a $519,000, or 4.6%, increase during 2024, compared to 2023, primarily due to a $215,000 increase in common area and building maintenance costs incurred on leased properties, a $193,000 increase in depreciation expense, a $76,000 increase in ASC 842-related lease expenses and a $53,000 increase in ad valorem property taxes paid during 2024.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments other than FDIC insurance assessment fees, decreased $320,000, or 9.3%, compared to 2023, primarily due to a decrease in professional fees paid for the recruitment of additional officers during 2024.

Software and Technology. Software and technology expenses increased $520,000, or 8.4%, from $6.2 million for the year ended December 31, 2023 to $6.7 million during 2024. The increase was attributable primarily to additional technology investments during the year and higher transaction volume-related charges.

Advertising and Promotions. Advertising and promotion-related expenses were $883,000 and $1.2 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $293,000, or 24.9%. The decrease was primarily due to decreased advertising campaigns and related vendor costs in the current period compared to the prior year.

FDIC Insurance Assessment Fees. FDIC insurance assessment fees were $1.4 million for 2024, compared to $1.5 million for 2023. The decrease of $103,000, or 6.8%, was primarily due to a decrease in the insurance assessment rate resulting from changes in certain financial ratios used in the calculation and an overall decrease in our assessment base, which is calculated as average total assets less average tangible equity.

Other Noninterest Expense. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense increased $1.2 million, or 24.9%, from $4.9 million for 2023 to $6.2 million for 2024 primarily due to an increase in other real estate owned activity during the current year, along with various smaller dollar increases in general operating costs during 2024.

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

For the years ended December 31, 2024 and 2023, income tax expense totaled $7.5 million and $7.1 million, respectively. The increase in income tax expense was primarily due to an increase in net earnings before taxes of $1.8 million. Our effective tax rates for the years ended December 31, 2024 and 2023 were 19.18% and 19.20%, respectively.

Discussion and Analysis of Financial Condition as of December 31, 2024

Assets

Our total assets decreased $69.2 million, or 2.2%, from $3.18 billion as of December 31, 2023 to $3.12 billion as of December 31, 2024. The decline was primarily due to a decrease in gross loans of $191.4 million, or 8.2%, partially offset by a $56.4 million, or 63.0%, increase in cash and cash equivalents and a $74.6 million, or 12.4%, increase in total investment securities during the year ended December 31, 2024.

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

Our loan portfolio is the largest category of our earning assets. As of December 31, 2024 and 2023, total loans held for investment were $2.13 billion and $2.32 billion, respectively, a decrease of $191.4 million between periods. Additionally, $143,000 and $976,000 in loans were classified as held for sale as of December 31, 2024 and 2023, respectively.

Total loans, excluding those held for sale, as a percentage of deposits, were 79.2% and 88.2% as of December 31, 2024 and 2023, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 68.4% and 72.9% as of December 31, 2024 and 2023, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2024		2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$254,702	11.95%	$287,565	12.38%	$314,067	13.21%
Real estate:
Construction and development	218,617	10.26%	296,639	12.77%	377,135	15.86%
Commercial real estate	866,684	40.67%	923,195	39.74%	887,587	37.32%
Farmland	147,191	6.91%	186,295	8.02%	185,817	7.81%
1-4 family residential	529,006	24.82%	514,603	22.16%	493,061	20.73%
Multi-family residential	51,538	2.42%	44,292	1.91%	45,147	1.90%
Consumer and overdrafts	51,673	2.42%	57,302	2.47%	61,676	2.59%
Agricultural	11,726	0.55%	12,685	0.55%	13,686	0.58%
Total loans held for investment	$2,131,137	100.00%	$2,322,576	100.00%	$2,378,176	100.00%
Total loans held for sale	$143		$976		$3,156
Commercial and Industrial. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees. Commercial and industrial loans decreased $32.9 million, or 11.4%, from $287.6 million as of December 31, 2023 to $254.7 million as of December 31, 2024. The decrease in the commercial and industrial portfolio was primarily due to lower utilization of credit lines, as well as paydowns and payoffs during the year in the normal course of business.

Construction and Development. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Texas and are generally diverse in terms of type. Construction and development loans decreased $78.0 million, or 26.3%, to $218.6 million as of December 31, 2024 from $296.6 million as of December 31, 2023. The decrease resulted primarily from completion of construction projects that were started in prior years and fewer new construction projects approved and funded in the current year.

Commercial Real Estate. Commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located primarily within our markets and are generally diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single industry. Commercial real estate loans decreased $56.5 million, or 6.1%, to $866.7 million as of December 31, 2024 from $923.2 million as of December 31, 2023. The decrease in commercial real estate loans during the period was driven by payoffs and paydowns during the year in the normal course of business and by lower demand resulting from higher interest rates and property valuations.

Farmland. Farmland loans are comprised of loans used for agricultural purposes, and include land with a 1-4 family residential structure if the value of the land exceeds the value of the residence. These loans are subject to risk related to climate change, fluctuations in feed and cattle prices and changes in property values. Farmland loans decreased $39.1 million, or 21.0%, to $147.2 million as of December 31, 2024 from $186.3 million as of December 31, 2023. Farmland loans consist primarily of acreage owned by individuals for purposes of recreation, raising cattle or similar activities. The decrease in farmland loans was due to sales and payoffs in the normal course of business and from fewer new approved loans in the current period.

1-4 Family Residential. Our 1-4 family residential loan portfolio is comprised of loans secured by 1-4 family homes, which are both owner occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread across many individual borrowers compared to our other loan categories. Our 1-4 family residential loans increased $14.4 million, or 2.8%, to $529.0 million as of December 31, 2024 from $514.6 million as of December 31, 2023. This increase was due to normal fluctuations in residential loans, as well as the decision by some borrowers to forego long-term fixed rate secondary market loans and instead financing 1-4 family properties directly with our bank at more favorable shorter-term variable rate loans.

Other Loan Categories. Other categories of loans included in our loan portfolio include agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans and consumer loans. None of these categories of loans represents a significant portion of our total loan portfolio.

Contractual Loan Maturities. The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of December 31, 2024 are summarized in the following table:

	As of December 31, 2024
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$108,967	$94,273	$48,790	$2,672	$254,702
Real estate:
Construction and development	73,312	55,723	58,519	31,063	218,617
Commercial real estate	56,069	203,900	330,484	276,231	866,684
Farmland	28,892	38,957	37,642	41,700	147,191
1-4 family residential	30,675	30,957	167,733	299,641	529,006
Multi-family residential	—	24,772	15,111	11,655	51,538
Consumer	14,173	34,646	1,310	1,544	51,673
Agricultural	7,434	3,974	318	—	11,726
Total loans	$319,522	$487,202	$659,907	$664,506	$2,131,137
Amounts with fixed rates	$168,434	$361,635	$31,212	$31,199	$592,480
Amounts with adjustable rates	$151,088	$125,567	$628,695	$633,307	$1,538,657

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

Nonperforming assets as a percentage of total loans were 0.23% at December 31, 2024, compared to 0.25% at December 31, 2023. The Bank's nonperforming assets consist primarily of other real estate owned and nonaccrual loans.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	December 31, 2024	December 31, 2023
Nonaccrual loans	$3,729	$5,592
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	3,729	5,592
Other real estate owned:
Residential real estate	1,184	—
Total other real estate owned	1,184	—
Repossessed assets owned	22	234
Total other assets owned	1,206	234
Total nonperforming assets	$4,935	$5,826
Ratio of nonaccrual loans to total loans(1)	0.17%	0.24%
Ratio of nonperforming assets to total loans(1)	0.23%	0.25%
Ratio of nonperforming assets to total assets	0.16%	0.18%

(1) Excludes loans held for sale of $143,000 and $976,000 as of December 31, 2024 and 2023, respectively.

The following table presents nonaccrual loans by category as of:

	As of December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans by category:
Commercial and industrial	$536	$1,777
Real estate:
Construction and development	—	117
Commercial real estate	227	132
Farmland	421	164
1-4 family residential	2,288	2,793
Multi-family residential	—	—
Consumer	219	250
Agricultural	38	359
Total	$3,729	$5,592

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

Credits rated as loss are charged off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	December 31, 2024
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$253,049	$572	$545	$—	$—	$536	$254,702
Real estate:
Construction and development	214,908	3,709	—	—	—	—	218,617
Commercial real estate	842,093	22,806	1,558	—	—	227	866,684
Farmland	144,876	1,687	207	—	—	421	147,191
1-4 family residential	525,595	1,123	—	—	—	2,288	529,006
Multi-family residential	51,538	—	—	—	—	—	51,538
Consumer and overdrafts	51,436	18	—	—	—	219	51,673
Agricultural	11,603	—	85	—	—	38	11,726
Total	$2,095,098	$29,915	$2,395	$—	$—	$3,729	$2,131,137

	December 31, 2023
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$283,202	$1,503	$1,083	$—	$—	$1,777	$287,565
Real estate:
Construction and development	296,266	—	256	—	—	117	296,639
Commercial real estate	892,563	7,333	23,167	—	—	132	923,195
Farmland	186,051	—	80	—	—	164	186,295
1-4 family residential	510,947	863	—	—	—	2,793	514,603
Multi-family residential	44,292	—	—	—	—	—	44,292
Consumer and overdrafts	57,015	37	—	—	—	250	57,302
Agricultural	12,301	—	25	—	—	359	12,685
Total	$2,282,637	$9,736	$24,611	$—	$—	$5,592	$2,322,576

Loans risk rated as substandard decreased $22.2 million during the year ended December 31, 2024, from $24.6 million as of December 31, 2023 to $2.4 million as of December 31, 2024. The decrease was primarily due to a few loan relationships upgraded due to returning to compliance with loan covenants and terms and due to payoffs during 2024.

Allowance for Credit Losses

We maintain an ACL that represents management’s best estimate of the appropriate level of losses and risks inherent in our applicable financial assets under the current expected credit loss ("CECL") model. The amount of the ACL should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. The determination of the amount of allowance involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to the financial statements for discussion regarding our ACL methodologies for loans held for investment and available for sale securities.

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, including changes in interest rates. Any impairment that is not credit related is recognized in other comprehensive loss, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of December 31, 2024, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors. Therefore, no related ACL was recorded and there was no related provision expense recognized during the year ended December 31, 2024.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no ACL has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of December 31, 2024, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

In determining the ACL for loans held for investment, we primarily estimate losses on segments of loans with similar risk characteristics and where the potential loss can be identified and reasonably determined. For loans that do not share similar risk characteristics with our existing segments, they are evaluated individually for an ACL. Our portfolio is segmented by regulatory call report codes, with additional segments for SBA loans acquired from Westbound Bank and for SBA loans originated by us. The segments are further disaggregated by internally assigned risk rating classifications. The balance of the ACL is determined using the CECL model, which considers historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and reasonable and supportable forecasts of the impact of future economic conditions on loan loss rates. Please see “Critical Accounting Policies - Loans and Allowance for Credit Losses.”

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

As of December 31, 2024, the ACL for loans totaled $28.3 million, or 1.33%, of total loans, excluding those held for sale. As of December 31, 2023, the ACL for loans totaled $30.9 million, or 1.33%, of total loans, excluding those held for sale. The decrease in the ACL of $2.6 million, or 8.5%, was primarily due to a decrease in the overall loan portfolio during 2024.

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	As of and For The Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Average loans outstanding(1)	$2,207,359	$2,352,154	$2,126,810
Gross loans outstanding at end of period(2)	2,131,137	2,322,576	2,378,176
Allowance for credit losses at beginning of the period	30,920	31,974	30,433
Reversal of provision for credit losses	(2,200)	—	2,150
Charge offs:
Commercial and industrial	630	473	192
Real estate:
Commercial real estate	—	277	—
Consumer	106	139	322
Agriculture	—	3	—
Overdrafts	242	312	335
Total charge-offs	978	1,204	849
Recoveries:
Commercial and industrial	408	19	72
Real estate:
Commercial real estate	—	—	1
1-4 family residential	—	—	30
Consumer	85	68	55
Agriculture	3	2	—
Overdrafts	52	61	82
Total recoveries	548	150	240
Net charge-offs	430	1,054	609
Allowance for credit losses at end of period	$28,290	$30,920	$31,974
Ratio of allowance to end of period loans(2)	1.33%	1.33%	1.34%
Ratio of net charge-offs to average loans(1)	0.02%	0.04%	0.03%

Total nonaccrual loans	$3,729	$5,592	$10,848
Ratio of allowance to nonaccrual loans	758.7%	552.9%	294.7%

(1) Includes average outstanding balances of loans held for sale of $806,000, $1.2 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Excludes loans held for sale of $143,000, $976,000 and $3.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The ratio of ACL to nonperforming loans increased from 552.9% at December 31, 2023 to 758.7% at December 31, 2024. Nonperforming loans decreased to $3.7 million at December 31, 2024, compared to $5.6 million at December 31, 2023.

Net charge-offs for the year ended December 31, 2024 totaled $430,000, compared to $1.1 million in 2023. The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Year Ended December 31,
	2024	2023	2022
Commercial and industrial	0.08%	0.15%	0.04%
Real estate:
Commercial real estate	—	0.03%	—
1-4 family residential	—	—	(0.01%)
Consumer	0.04%	0.12%	0.48%
Agricultural	(0.02%)	0.01%	—
Overdrafts	52.92%	64.52%	55.85%
Net charge-offs to total loans	0.02%	0.04%	0.03%

Although we believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio. If our primary market areas experience economic declines, if asset quality deteriorates or if we are successful in growing the size of our loan portfolio, our allowance could become inadequate and material additional provisions for credit losses could be required.

The following table shows the allocation of the ACL among loan categories and certain other information as of the dates indicated. The allocation of the ACL as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of December 31,
	2024		2023		2022
(dollars in thousands)	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
Commercial and industrial	$2,973	10.51%	$3,719	12.03%	$4,382	13.70%
Real estate:
Construction and development	2,738	9.68%	3,623	11.72%	4,889	15.29%
Commercial real estate	11,718	41.42%	12,257	39.64%	12,658	39.59%
Farmland	1,830	6.47%	2,231	7.22%	2,008	6.28%
1-4 family residential	7,656	27.06%	7,470	24.16%	6,617	20.69%
Multi-family residential	528	1.87%	521	1.68%	490	1.53%
Total real estate	24,470	86.50%	26,102	84.42%	26,662	83.38%
Consumer and overdrafts	847	2.99%	947	3.06%	781	2.44%
Agricultural	0	—	152	0.49%	149	0.48%
Total allowance for credit losses	$28,290	100.00%	$30,920	100.00%	$31,974	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2024, the carrying amount of our investment securities totaled $675.0 million, an increase of $74.6 million, or 12.4%, compared to $600.4 million as of December 31, 2023. Investment securities represented 21.7% and 18.9% of total assets as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, securities available for sale totaled $340.3 million and securities held to maturity totaled $334.7 million. As of December 31, 2023, securities available for sale totaled $196.2 million and securities held to maturity totaled $404.2 million.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive loss in shareholder's equity. As of December 31, 2024, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore, the Company carried no ACL with respect to our securities portfolio at December 31, 2024.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer are retained in accumulated other comprehensive loss and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $7.5 million at December 31, 2024, compared to a net unamortized, unrealized loss of $7.0 million at December 31, 2023. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,449	$—	$948	$8,501
Treasury securities	73,886	—	505	73,381
Corporate bonds	27,805	—	1,822	25,983
Municipal securities	154,944	364	7,020	148,288
Mortgage-backed securities	374,650	487	33,137	342,000
Collateralized mortgage obligations	55,059	33	9,696	45,396
Total	$695,793	$884	$53,128	$643,549

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,292	$—	$1,066	$8,226
Treasury securities	69,432	—	1,038	68,394
Corporate bonds	29,882	—	3,077	26,805
Municipal securities	170,497	1,105	6,123	165,479
Mortgage-backed securities	284,291	1,014	30,726	254,579
Collateralized mortgage obligations	56,194	19	8,978	47,235
Total	$619,588	$2,138	$51,008	$570,718

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of December 31, 2024 and 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

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

	As of December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,449	1.35%	$—	—	$—	—	$9,449	1.35%
Treasury securities	49,347	1.88%	24,199	3.74%	—	—	—	—	73,546	3.46%
Corporate bonds	5,485	3.12%	1,939	4.14%	18,559	4.01%	—	—	25,983	3.84%
Municipal securities	23,186	3.03%	29,931	2.84%	72,333	3.02%	29,569	3.02%	155,019	2.99%
Mortgage-backed securities	—	—	105,176	3.26%	211,422	3.42%	41,417	4.00%	358,015	3.44%
Collateralized mortgage obligations	3,186	4.69%	16,324	2.89%	36,777	2.00%	(3,263)	—	53,024	2.40%
Total	$81,204	3.29%	$187,018	3.13%	$339,091	3.21%	$67,723	3.63%	$675,036	3.24%

	As of December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,292	1.35%	$—	—	$—	—	$9,292	1.35%
Treasury securities	39,969	2.21%	29,463	2.92%	—	—	—	—	69,432	2.51%
Corporate bonds	1,980	3.31%	7,228	3.40%	17,597	4.00%	—	—	26,805	3.80%
Municipal securities	8,568	3.63%	43,517	2.90%	68,044	3.06%	50,550	3.17%	170,679	3.08%
Mortgage-backed securities	—	—	46,823	1.80%	187,027	2.87%	35,834	3.42%	269,684	2.76%
Collateralized mortgage obligations	1,577	2.89%	17,623	2.77%	30,595	1.48%	4,716	2.81%	54,511	2.10%
Total	$52,094	2.51%	$153,946	2.46%	$303,263	2.84%	$91,100	3.25%	$600,403	2.78%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.02 years with an estimated effective duration of 4.01 years as of December 31, 2024.

As of December 31, 2024 and 2023, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders' equity.

The average yield of our securities portfolio was 3.24% and 2.78% as of December 31, 2024 and 2023, respectively. Average yield went up 46 basis points primarily due to a 95 basis point increase in yield on treasury securities and a 68 basis point increase in yield on mortgage-backed securities, which were partially offset by a 9 basis point decrease in yield on municipal securities. As of December 31, 2024, the fair value of available for sale and amortized cost of held to maturity mortgage-backed securities and municipal securities, our two largest investment classifications, comprised 53.0% and 23.0% of the portfolio, respectively. As of December 31, 2023, mortgage-backed securities and municipal securities comprised 44.9% and 28.4% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average total deposits for the year ended December 31, 2024 were $2.64 billion, an increase of $13.3 million, or 6.9%, compared to $2.62 billion for the year ended December 31, 2023. The average rate paid on total interest-bearing deposits was 3.24% and 2.65% for the years ended December 31, 2024 and 2023, respectively. The increase in average rates between periods was driven primarily by the continued repricing of lower rate deposits for higher rates.

The following table presents the average balance of, and rate paid on, deposits for the periods indicated:

	For the Year Ended December 31,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW and interest-bearing demand accounts	$220,801	1.11%	$260,297	1.05%
Savings accounts	119,760	0.68%	134,409	0.75%
Money market accounts	726,080	3.08%	707,840	2.80%
Certificates and other time deposits	749,031	4.43%	596,212	3.59%
Total interest-bearing deposits	1,815,672	3.24%	1,698,758	2.65%
Noninterest-bearing demand accounts	821,291	—	924,945	—
Total deposits	$2,636,963	2.23%	$2,623,703	1.71%

Factors affecting the cost of funding interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates and economic conditions in our primary market areas and their impact on interest paid on deposits, as well as the ongoing execution of our balance sheet management strategy. The average cost of total deposits is calculated as total interest expense divided by average total deposits. Our average cost of total deposits was 2.23% and 1.71% in 2024 and 2023, respectively. The increase in our average cost of total deposits for 2024 was primarily due to increases in average rates on interest-bearing deposits, which were 3.24% and 2.65% in 2024 and 2023, respectively, in addition to a decrease in the average balance of noninterest-bearing deposits of $103.7 million, or 11.2%,from $924.9 million in 2023 to $821.3 million in 2024.

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$220,801	$260,297	$(39,496)	(15.17%)
Savings accounts	119,760	134,409	(14,649)	(10.90%)
Money market accounts	726,080	707,840	18,240	2.58%
Certificates and other time deposits	749,031	596,212	152,819	25.63%
Total interest-bearing deposits	1,815,672	1,698,758	116,914	6.88%
Noninterest-bearing demand accounts	821,291	924,945	(103,654)	(11.21%)
Total deposits	$2,636,963	$2,623,703	$13,260	0.51%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2024 and 2023 was 31.2% and 35.3%, respectively.

Total deposits as of December 31, 2024 were $2.69 billion, an increase of $58.9 million, or 2.2%, compared to $2.63 billion as of December 31, 2023.

Noninterest-bearing deposits as of December 31, 2024 were $837.4 million, compared to $853.0 million as of December 31, 2023, a decrease of $15.5 million, or 1.8%.

Total interest-bearing deposits as of December 31, 2024 and 2023 were $1.85 billion and $1.78 billion, respectively, which represented an increase of $74.4 million, or 4.2%.

The aggregate amount of certificates and other time deposits in denominations greater than $250,000 as of December 31, 2024 and 2023 was $311.4 million and $279.0 million, respectively.

The amount of uninsured certificates of deposit will differ from the total amount of certificates of deposit greater than $250,000 due to various factors, including joint account ownership. The following table sets forth the amount of uninsured certificates of deposit greater than $250,000 by time remaining until maturity as of December 31, 2024.

(dollars in thousands)	December 31, 2024
Under 3 months	$58,160
3 to 6 months	81,351
6 to 12 months	109,494
Over 12 months	8,608
Total	$257,613

Total deposits in denominations greater than $250,000 as of December 31, 2024, 2023 and 2022 were $1.34 billion, $1.29 billion, and $1.49 billion, respectively. Our estimated uninsured deposits, excluding public funds and bank-owned accounts, were $629.6 million, or 26.3% of total deposits, as of December 31, 2024.

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2024 and 2023, total borrowing capacity of $1.03 billion and $939.8 million, respectively, was available under this arrangement. We currently have no outstanding FHLB advances. As of December 31, 2024, approximately $1.82 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk. The following table presents our FHLB borrowings as of the dates indicated:

(dollars in thousands)	FHLB Advances
December 31, 2024
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—
Maximum month-end balance during the year	$150,000
Average balance outstanding during the year	$64,699
Weighted average interest rate during the year	5.41%

December 31, 2023
Amount outstanding at year-end	$140,000
Weighted average interest rate at year-end	5.36%
Maximum month-end balance during the year	$340,000
Average balance outstanding during the year	$226,123
Weighted average interest rate during the year	5.14%

We had no outstanding advances as of December 31, 2024.

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2024 and 2023, $217.9 million and $222.2 million, respectively, were available under this arrangement. As of December 31, 2024 and 2023, approximately $257.5 million and $290.7 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of December 31, 2024 and 2023, no borrowings were outstanding under this arrangement.

Subordinated Debt, Trust Preferred Securities and Other Debentures. We have junior subordinated debentures ("Debentures") relating to the issuance of trust preferred securities. In July 2006, Guaranty (TX) Capital Trust III ("Trust III") issued $2.0 million in trust preferred securities to a third party in a private placement. Concurrent with the issuance of the trust preferred securities, Trust III issued common securities to the Company in the aggregate liquidation value of $62,000. Trust III invested the total proceeds from the sale of the trust preferred securities and the common securities in $2.1 million of the Company’s Debentures, which will mature on October 1, 2036.

In March 2015, we acquired DCB Financial Trust I ("DCB Trust I"), which issued $5.0 million in trust preferred securities to a third party in a private placement. Concurrent with the issuance of the trust preferred securities, DCB Trust I issued common securities to the Company in the aggregate liquidation value of $155,000. DCB Trust I invested the total proceeds from the sale of the trust preferred securities and the common securities in $5.2 million of the Company’s Debentures, which will mature on June 15, 2037.

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

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 Capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of $299,000 in related unamortized issuance costs on the consolidated balance sheets.

On May 1, 2020, the Company issued $10.0 million in debentures to directors and other related parties. The debentures had stated maturity dates between November 1, 2020 and November 1, 2024, each with interest at fixed annual rates between 1.00% and 4.00%. These debentures have matured since issuance and have no remaining balance outstanding as of December 31, 2024.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2024. The line of credit bears interest at the prime rate (7.50% as of December 31, 2024) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2025. As of December 31, 2024, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2024 and 2023, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2024 and 2023, we maintained two federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate $75.0 million in federal funds. There were no funds under these lines of credit outstanding as of December 31, 2024 and 2023.

Contingent liquidity sources and availability as of December 31, 2024 are provided below. The table below shows our total lines of credit and current borrowings as of December 31, 2024 and total amounts available for future borrowings, if necessary.

	December 31, 2024		Total Available for Future Liquidity
(dollars in thousands)	Line of Credit	Borrowings
FHLB advances	$1,030,622	$—	$1,030,622
Federal Reserve discount window	217,864	—	217,864
Federal funds lines of credit	75,000	—	75,000
Correspondent bank line of credit	25,000	—	25,000
Total liquidity lines			$1,348,486

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.13 billion and $3.25 billion for the years ended December 31, 2024 and 2023, respectively.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Sources of Funds:
Deposits:
Noninterest-bearing	26.27%	28.45%
Interest-bearing	58.08%	52.25%
Advances from FHLB	2.07%	6.96%
Line of credit	0.01%	0.13%
Subordinated debt	1.41%	1.47%
Securities sold under agreements to repurchase	1.20%	0.63%
Accrued interest and other liabilities	1.17%	0.96%
Equity	9.79%	9.15%
Total	100.00%	100.00%

Uses of Funds:
Loans	69.65%	71.38%
Securities available for sale	8.47%	5.61%
Securities held to maturity	11.46%	13.81%
Nonmarketable equity securities	0.69%	0.84%
Federal funds sold	2.12%	1.41%
Interest-bearing deposits in other banks	0.17%	0.18%
Other noninterest-earning assets	7.44%	6.77%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	31.15%	35.25%
Average loans to average deposits	83.71%	89.65%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, decreased $144.8 million, or 6.2%, for the year ended December 31, 2024, compared to 2023, while our average deposits increased $13.3 million, or 0.5%, for the same time period. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of December 31, 2024, we had $289.8 million in outstanding commitments to extend credit and $10.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had $336.0 million in outstanding commitments to extend credit and $7.5 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2024 and 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2024, we had cash and cash equivalents of $146.0 million, compared to $89.5 million as of December 31, 2023. The increase was primarily due to an increase in federal funds sold of $58.2 million, which is used for liquidity purposes.

Capital Resources

Total equity increased to $319.1 million as of December 31, 2024, compared to $303.8 million as of December 31, 2023, an increase of $15.2 million, or 5.0%. The increase from December 31, 2023 was due to net earnings attributable to Guaranty Bancshares, Inc. of $31.5 million and the exercise of stock options generating $2.3 million. The increase was offset primarily by the payment of dividends of $11.0 million, by an increase in unrealized losses on securities of $1.8 million and by the repurchase of stock totaling $6.3 million during 2024.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of December 31, 2024 and 2023, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk-weighted assets)	$382,893	17.09%	$367,526	15.22%
Tier 1 capital (to risk-weighted assets)	320,185	14.29%	302,757	12.53%
Tier 1 capital (to average assets)	320,185	10.27%	302,757	9.47%
CET1 capital (to risk-weighted assets)	312,968	13.97%	295,540	12.24%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$381,280	17.04%	$373,778	15.49%
Tier 1 capital (to risk weighted assets)	353,299	15.79%	343,607	14.24%
Tier 1 capital (to average assets)	353,299	11.37%	343,607	10.78%
CET1 capital (to risk-weighted assets)	353,299	15.79%	343,607	14.24%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2024, which consist of future cash payments associated with our contractual obligations.

	As of December 31, 2024
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$696,332	$43,276	$3,060	$—	$742,668
Subordinated debt	—	—	—	42,217	42,217
Operating leases	2,303	3,973	3,167	3,262	12,705
Total	$698,635	$47,249	$6,227	$45,479	$797,590

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of December 31, 2024 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of December 31, 2024
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$6,535	$2,137	$—	$1,570	$10,242
Commitments to extend credit	172,125	57,058	19,102	41,536	289,821
Total	$178,660	$59,195	$19,102	$43,106	$300,063

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of December 31, 2024, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of December 31, 2024.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off-balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of December 31, 2024.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
(dollars in thousands, except per share data)	2024	2023	2022	2021	2020
Tangible Common Equity
Total shareholders’ equity attributable to Guaranty Bancshares, Inc.	$318,498	$303,300	$294,984	$302,214	$272,643
Adjustments:
Goodwill	(32,160)	(32,160)	(32,160)	(32,160)	(32,160)
Core deposit intangible, net	(994)	(1,418)	(1,859)	(2,313)	(2,999)
Total tangible common equity attributable to Guaranty Bancshares, Inc.	$285,344	$269,722	$260,965	$267,741	$237,484
Common shares outstanding*(1)	11,431,568	11,540,644	11,941,672	12,122,717	12,028,957
Book value per common share*	$27.86	$26.28	$24.70	$24.93	$22.67
Tangible book value per common share*	$24.96	$23.37	$21.85	$22.09	$19.74

* Periods prior to the stock dividend issued during the first quarter of 2021 have been adjusted to give effect to the 10% stock dividend.

(1) Excludes the dilutive effect, if any, of 46,142, 44,844, 112,638, 146,576 and 36,059 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2024, 2023, 2022, 2021 and 2020, respectively.

The following tables reconcile, as of and for the dates set forth below, the following non-GAAP financial measures to their most directly comparable measures calculated and presented in accordance with GAAP:

Cost of Total Deposits

	Quarter Ended			Year Ended
(dollars in thousands)	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Total average interest-bearing deposits	$1,855,713	$1,821,395	$1,788,863	$1,815,672	$1,698,758
Adjustments:
Noninterest-bearing deposits	842,655	800,573	865,817	821,291	924,945
Total average deposits	$2,698,368	$2,621,968	$2,654,680	$2,636,963	$2,623,703

Total deposit-related interest expense	$14,301	$15,243	$14,311	$58,827	$44,981

Average cost of interest-bearing deposits	3.07%	3.33%	3.17%	3.24%	2.65%
Average cost of total deposits	2.11%	2.31%	2.14%	2.23%	1.71%

Pre-Tax, Pre-Provision, Pre-PPP Net Earnings

	Year Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022	2021	2020
Net earnings attributable to Guaranty Bancshares, Inc.	$31,537	$30,037	$40,447	$39,806	$27,402
Adjustments:
Reversal of provision for credit losses	(2,200)	—	2,150	(1,700)	13,200
Income tax provision	7,473	7,130	8,834	8,750	5,895
PPP loans, including fees	—	(21)	(1,277)	(7,822)	(6,270)
Net interest expense on PPP-related borrowings	—	—	—	—	34
Pre-tax, pre-provision, pre-PPP net earnings attributable to Guaranty Bancshares, Inc.	$36,810	$37,146	$50,154	$39,034	$40,261

Weighted-average common shares outstanding, basic	11,456,540	11,693,761	11,980,209	12,065,182	12,219,420
Earnings per common share, basic	$2.75	$2.57	$3.38	$3.30	$2.25
Pre-tax, pre-provision, pre-PPP net earnings attributable to Guaranty Bancshares, Inc. per common share, basic	3.21	3.18	4.19	3.24	3.29

Pre-Tax, Pre-Provision, Pre-PPP Net Earnings to Average Assets, as Adjusted, and Average Equity

	Year Ended December 31,
(dollars in thousands, except per share data)	2024	2023
Net earnings attributable to Guaranty Bancshares, Inc.	$31,537	$30,037
Adjustments:
Reversal of provision for credit losses	(2,200)	—
Income tax provision	7,473	7,130
PPP interest income, including fees	—	(21)
Pre-tax, pre-provision, pre-PPP net earnings attributable to Guaranty Bancshares, Inc.	$36,810	$37,146

Total average assets	$3,126,340	$3,251,035
Adjustments:
PPP loans average balance	(48)	(108)
Total average assets, adjusted	$3,126,292	$3,250,927
Total average equity	$306,170	$297,518

PERFORMANCE RATIOS
Net earnings attributable to Guaranty Bancshares, Inc. to average assets	1.01%	0.92%
Net earnings attributable to Guaranty Bancshares, Inc. to average equity	10.30	10.10
Pre-tax, pre-provision, pre-PPP net earnings attributable to Guaranty Bancshares, Inc. to average assets, as adjusted	1.18	1.14
Pre-tax, pre-provision, pre-PPP net earnings attributable to Guaranty Bancshares, Inc. to average equity	12.02	12.49

PER COMMON SHARE DATA
Weighted-average common shares outstanding, basic	11,456,540	11,693,761
Earnings per common share, basic	$2.75	$2.57
Pre-tax, pre-provision, pre-PPP net earnings attributable to Guaranty Bancshares, Inc. per common share, basic	3.21	3.18

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

To combat record levels of inflation, the Federal Reserve approved its first interest rate increase in the current cycle in March 2022 and raised interest rates by 525 basis points over 15 months, before lowering rates by 100 basis points during the four months ended December 31, 2024. As of December 31, 2024, the target federal funds interest rate was 4.25% to 4.50%. If the Federal Reserve continues to decrease interest rates, we expect those decreases to have a slightly positive impact on our net income in the short term due to timing differences in asset and liability repricing, and we expect a net positive impact on our net income, despite likely absolute increases in our operating expenses due to inflation.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	December 31, 2024		December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(0.73%)	(8.82%)	(2.31%)	(19.90%)
+200	(0.40%)	(4.33%)	(1.64%)	(12.07%)
+100	(0.30%)	(1.18%)	(1.13%)	(5.77%)
Base	—	—	—	—
-100	(0.41%)	1.09%	(0.57%)	2.67%
-200	(0.49%)	(1.92%)	0.07%	3.13%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10‑K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), were effective as of the end of the period covered by this Report.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Whitley Penn LLP, Plano, Texas, (U.S. PCAOB Auditor Firm I.D.: 726), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Guaranty Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Guaranty Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company of December 31, 2024 and 2023, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 14, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Whitley Penn LLP

Plano, Texas

March 14, 2025

ITEM 9B. OTHER INFORMATION.

(a) Not applicable.

(b) During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 21, 2025, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.

Insider Trading Policy. We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable New York Stock Exchange listing standards. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 21, 2025, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 21, 2025, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 21, 2025, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 21, 2025, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.

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
•
Report of Independent Registered Public Accounting Firm;

•
Consolidated Balance Sheets as of December 31, 2024 and 2023;
•
Consolidated Statements of Earnings for the Years Ended December 31, 2024, 2023 and 2022;
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022;
•
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2024, 2023 and 2022;
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022;
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

10.13

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

10.16†

Employment Agreement, dated as of March 15, 2019, by and between Ty Abston and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.13 to Guaranty Bancshares Inc.’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

10.17†

Employment Agreement, dated as of March 15, 2019, by and between Kirk Lee and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.13 to Guaranty Bancshares Inc.’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

10.18†

Employment Agreement, dated as of September 21, 2020, by and between Harold E. Lower, II, and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.4 to Guaranty Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2023).

10.19†

Employment Agreement, dated as of May 20, 2020, by and between Shalene Jacobson and Guaranty Bancshares, Inc. (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares Inc.’s Current Report on Form 8-K filed with the SEC on January 2, 2024).

10.20†	Employment Agreement, dated as of May 20, 2020, by and between Travis Brown and Guaranty Bancshares, Inc.*
10.21†

Executive Deferred Contribution Plan adopted effective January 1, 2022 (incorporated by reference to Exhibit 10.5 to Guaranty Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2023).

10.22

Subordinated Note Purchase Agreement, dated as of March 4, 2022, by and between Guaranty Bancshares, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on March 4, 2022).

10.23

Loan Agreement between Guaranty Bancshares, Inc. and Frost Bank, dated March 31, 2024 (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.24

Promissory Note between Guaranty Bancshares, Inc. and Frost Bank, dated March 31, 2024 (incorporated by reference to Exhibit 10.2 to Guaranty Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.25†

Guaranty Bancshares, Inc. Executive Officer Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Guaranty Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2024).

19.1	Guaranty Bancshares, Inc. Insider Trading Policy*
21.1	List of Subsidiaries of Guaranty Bancshares, Inc.*
23.1	Consent of Whitley Penn LLP*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Guaranty Bancshares, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Guaranty Bancshares, Inc.'s Annual Report on Form 10-K filed with the SEC on March 14, 2024).
101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

† Represents a management contract or a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2025	GUARANTY BANCSHARES, INC.

	By:	/s/ Tyson T. Abston
	Name:	Tyson T. Abston
	Title:	Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tyson T. Abston	Chairman of the Board & Chief Executive Officer	3/14/2025
Tyson T. Abston	(Principal Executive Officer)

/s/ Shalene A. Jacobson	Executive Vice President and Chief Financial Officer	3/14/2025
Shalene A. Jacobson	(Principal Financial and Accounting Officer)

/s/ Kirk L. Lee	Director	3/14/2025
Kirk L. Lee

/s/ Richard W. Baker	Director	3/14/2025
Richard W. Baker

/s/ Jeffrey W. Brown	Director	3/14/2025
Jeffrey W. Brown

/s/ James S. Bunch	Director	3/14/2025
James S. Bunch

/s/ Sondra Cunningham	Director	3/14/2025
Sondra Cunningham

/s/ Bradley K. Drake	Director	3/14/2025
Bradley K. Drake

/s/ Christopher B. Elliott	Director	3/14/2025
Christopher B. Elliott

/s/ Carl Johnson, Jr.	Director	3/14/2025
Carl Johnson, Jr.

/s/ James M. Nolan, Jr.	Director	3/14/2025
James M. Nolan, Jr.

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Guaranty Bancshares, Inc. as of December 31, 2024 and 2023 and for each of the three years ending December 31, 2024, 2023 and 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Guaranty Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Bancshares, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2025 expressed an unqualified opinion.

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

Allowance for Credit Losses for Loans – Qualitative Factors

Description of the Matter

As described in Notes 1 and 3 to the consolidated financial statements, the Company accounts for credit losses under Accounting Standards Codification ("ASC") 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2024, the balance of the allowance for credit losses on loans was approximately $28.3 million. The Company’s allowance for credit losses represents management’s best estimate of expected losses in the loan portfolio. Estimates of expected credit losses for loans are based on reasonable and supportable forecasts of future economic conditions, historical loss experience and qualitative factors.

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

Plano, Texas

March 14, 2025

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

	2024	2023
ASSETS
Cash and due from banks	$47,417	$47,744
Federal funds sold	94,750	36,575
Interest-bearing deposits	3,797	5,205
Total cash and cash equivalents	145,964	89,524
Securities available for sale	340,304	196,195
Securities held to maturity	334,732	404,208
Loans held for sale	143	976
Loans, net of allowance for credit losses of $28,290 and $30,920, respectively	2,102,565	2,290,881
Accrued interest receivable	12,016	13,143
Premises and equipment, net	56,010	57,018
Other real estate owned	1,184	—
Cash surrender value of life insurance	42,883	42,348
Core deposit intangible, net	994	1,418
Goodwill	32,160	32,160
Other assets	46,599	56,920
Total assets	$3,115,554	$3,184,791
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$837,432	$852,957
Interest-bearing	1,854,735	1,780,289
Total deposits	2,692,167	2,633,246
Securities sold under agreements to repurchase	31,075	25,172
Accrued interest and other liabilities	31,320	32,242
Line of credit	—	4,500
Federal Home Loan Bank advances	—	140,000
Subordinated debt, net	41,918	45,785
Total liabilities	2,796,480	2,880,945
Commitments and contingencies (see Note 15)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,343,326 and 14,242,328 shares issued, and 11,431,568 and 11,540,644 shares outstanding, respectively	14,343	14,242
Additional paid-in capital	231,684	228,986
Retained earnings	177,421	156,878
Treasury stock, 2,911,758 and 2,701,684 shares, respectively, at cost	(77,852)	(71,484)
Accumulated other comprehensive loss	(27,098)	(25,322)
Equity attributable to Guaranty Bancshares, Inc.	318,498	303,300
Noncontrolling interest	576	546
Total equity	319,074	303,846
Total liabilities and equity	$3,115,554	$3,184,791

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share data)

	2024	2023	2022
Interest income
Loans, including fees	$139,434	$136,086	$104,503
Securities
Taxable	14,735	11,580	11,466
Nontaxable	4,377	4,789	5,131
Nonmarketable equity securities	857	1,288	1,246
Federal funds sold and interest-bearing deposits	3,757	2,749	863
Total interest income	163,160	156,492	123,209

Interest expense
Deposits	58,827	44,981	9,753
FHLB advances and federal funds purchased	3,498	11,626	3,855
Subordinated debt	2,047	2,143	1,722
Other borrowed money	909	762	50
Total interest expense	65,281	59,512	15,380

Net interest income	97,879	96,980	107,829
(Reversal of) provision for credit losses	(2,200)	—	2,150
Net interest income after (reversal of) provision for credit losses	100,079	96,980	105,679

Noninterest income
Service charges	4,474	4,387	4,288
Net realized (loss) gain on sales of securities available for sale	—	(229)	172
Net realized gain on sale of loans	991	1,201	2,435
Merchant and debit card fees	7,420	7,307	7,121
Other income	7,852	9,847	9,469
Total noninterest income	20,737	22,513	23,485

Noninterest expense
Employee compensation and benefits	46,794	48,862	47,477
Occupancy expenses	11,820	11,301	11,129
Other expenses	23,238	22,191	21,301
Total noninterest expense	81,852	82,354	79,907

Income before income taxes	38,964	37,139	49,257
Income tax provision	7,473	7,130	8,834
Net earnings	$31,491	$30,009	$40,423
Net loss attributable to noncontrolling interest	46	28	24
Net earnings attributable to Guaranty Bancshares, Inc.	$31,537	$30,037	$40,447
Basic earnings per share	$2.75	$2.57	$3.38
Diluted earnings per share	$2.74	$2.56	$3.34

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
Net earnings	$31,491	$30,009	$40,423
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period, net of tax	(1,242)	(139)	(12,750)
Reclassification adjustment for net losses (gains) included in net earnings, net of tax	—	181	(136)
Change in net unrealized loss on available for sale securities transferred to held to maturity, net of tax	(534)	(1,104)	(17,491)
Unrealized losses on securities, net of tax	(1,776)	(1,062)	(30,377)

Unrealized losses on interest rate swaps:
Unrealized holding losses arising during the period	—	—	497
Reclassification of realized losses on interest rate swap termination from accumulated other comprehensive loss	—	—	(685)
Unrealized losses on interest rate swaps	—	—	(188)

Total other comprehensive loss	(1,776)	(1,062)	(30,565)

Comprehensive income	29,715	28,947	9,858
Less comprehensive loss attributable to noncontrolling interest	46	28	24
Comprehensive income attributable to Guaranty Bancshares, Inc.	$29,761	$28,975	$9,882

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share amounts)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$—	$14,139	$225,544	$107,645	$(51,419)	$6,305	$—	$302,214
Net earnings	—	—	—	40,447	—	—	(24)	40,423
Other comprehensive income	—	—	—	—	—	(30,565)	—	(30,565)
Contributions from noncontrolling interest	—	—	—	—	—	—	598	598
Exercise of stock options	—	70	1,495	—	—	—	—	1,565
Purchase of treasury stock	—	—	—	—	(8,838)	—	—	(8,838)
Stock based compensation	—	—	688	—	—	—	—	688
Cash dividends:
Common - $0.88 per share	—	—	—	(10,527)	—	—	—	(10,527)
Balance at December 31, 2022	—	14,209	227,727	137,565	(60,257)	(24,260)	574	295,558
Net earnings	—	—	—	30,037	—	—	(28)	30,009
Other comprehensive loss	—	—	—	—	—	(1,062)	—	(1,062)
Exercise of stock options	—	29	669	—	—	—	—	698
Purchase of treasury stock	—	—	—	—	(11,227)	—	—	(11,227)
Restricted stock grants	—	4	(4)	—	—	—	—	—
Stock based compensation	—	—	594	—	—	—	—	594
Cash dividends:
Common - $0.92 per share	—	—	—	(10,724)	—	—	—	(10,724)
Balance at December 31, 2023	—	14,242	228,986	156,878	(71,484)	(25,322)	546	303,846
Net earnings	—	—	—	31,537	—	—	(46)	31,491
Other comprehensive loss	—	—	—	—	—	(1,776)	—	(1,776)
Contributions from noncontrolling interest	—	—	—	—	—	—	76	76
Exercise of stock options	—	99	2,158	—	—	—	—	2,257
Purchase of treasury stock	—	—	—	—	(6,368)	—	—	(6,368)
Restricted stock grants	—	2	(2)	—	—	—	—	—
Stock based compensation	—	—	542	—	—	—	—	542
Cash dividends:
Common - $0.96 per share	—	—	—	(10,994)	—	—	—	(10,994)
Balance at December 31, 2024	$—	$14,343	$231,684	$177,421	$(77,852)	$(27,098)	$576	$319,074

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
Cash flows from operating activities
Net earnings	$31,491	$30,009	$40,423
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,311	4,042	4,211
Amortization	702	734	724
Deferred taxes	164	346	(1,157)
Premium amortization, net of discount accretion	1,246	2,070	4,919
Net realized loss (gain) on sales of securities available for sale	—	229	(172)
Gain on sale of loans	(991)	(1,201)	(2,435)
(Reversal of) provision for credit losses	(2,200)	—	2,150
Origination of loans held for sale	(32,249)	(39,066)	(73,292)
Proceeds from loans held for sale	34,073	42,447	76,700
Write-down of other real estate and repossessed assets	923	—	19
Net gain on sale of premises, equipment, other real estate owned and other assets	(299)	(2,943)	(925)
Stock based compensation	542	594	688
Net change in accrued interest receivable and other assets	10,722	(1,860)	(14,446)
Net change in accrued interest payable and other liabilities	(1,012)	3,806	1,439
Net cash provided by operating activities	$47,423	$39,207	$38,846

Cash flows from investing activities
Securities available for sale:
Purchases	$(2,177,093)	$(1,671,050)	$(641,739)
Proceeds from sales	—	21,268	26,130
Proceeds from maturities and principal repayments	2,031,252	1,641,283	628,160
Securities held to maturity:
Purchases	—	—	(457,452)
Proceeds from maturities and principal repayments	67,856	102,681	234,150
Net repayments (originations) of loans	174,205	53,072	(470,389)
Purchases of premises and equipment	(3,317)	(6,779)	(5,684)
Proceeds from sale of premises, equipment, other real estate owned and other assets	14,805	3,558	1,860
Net cash provided by (used in) investing activities	$107,708	$144,033	$(684,964)

See accompanying notes to consolidated financial statements.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
Cash flows from financing activities
Net change in deposits	$58,921	$(47,908)	$10,664
Net change in securities sold under agreements to repurchase	5,903	17,951	(6,930)
Proceeds from FHLB advances	1,595,000	3,275,000	1,135,000
Repayment of FHLB advances	(1,735,000)	(3,425,000)	(892,500)
Proceeds from line of credit	3,000	17,500	1,000
Repayment of line of credit	(7,500)	(13,000)	(6,000)
Proceeds from issuance of subordinated debt	—	—	34,436
Repayments of debentures	(4,000)	(3,500)	(5,093)
Purchase of treasury stock	(6,368)	(11,227)	(8,838)
Exercise of stock options	2,257	698	1,565
Cash dividends paid	(10,904)	(10,697)	(10,324)
Net cash (used in) provided by financing activities	$(98,691)	$(200,183)	$252,980
Net change in cash and cash equivalents	56,440	(16,943)	(393,138)
Cash and cash equivalents at beginning of period	89,524	106,467	499,605
Cash and cash equivalents at end of period	$145,964	$89,524	$106,467

Supplemental disclosures of cash flow information
Interest paid	$65,437	$56,588	$13,513
Income taxes paid	5,535	7,580	9,940

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,744	$2,654	$2,627
Lease right of use assets obtained in exchange for lease liabilities	1,215	1,695	337
Available for sale securities transferred to held to maturity, net of unrealized loss of $13,186.	—	—	106,157
Transfer of loans to other real estate owned and repossessed assets	16,311	292	70
Contributions from noncontrolling interest	76	—	574

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

Principles of Consolidation: The consolidated financial statements in this Annual Report on Form 10-K (this “Report”) include the accounts of Guaranty Bancshares, Inc. ("Guaranty"), Guaranty Bank & Trust N.A. (the "Bank") and indirect subsidiaries that are wholly owned or controlled. Subsidiaries that are less than wholly owned are fully consolidated if they are controlled by Guaranty or one of its subsidiaries, and the portion of any subsidiary not owned by Guaranty is reported as noncontrolling interest. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank has seven wholly-owned or controlled non-bank subsidiaries, Guaranty Company, Inc., G B COM, INC., 2800 South Texas Avenue LLC, Pin Oak Realty Holdings, Inc., Pin Oak Asset Management, LLC, Guaranty Bank & Trust Political Action Committee and Caliber Guaranty Private Account, LLC (the entity which has a noncontrolling interest). The accounting and financial reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

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

For debt securities in an unrealized loss position, management will determine if the decline in fair value has resulted from a credit loss or other factors and apply the following: 1) recognize an allowance for credit loss by a charge to earnings for the credit-related component of the decline in fair value (subject to a floor of the excess of the amortized cost over fair value)

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

and 2) recognize the noncredit-related component of the fair value decline, if any, in other comprehensive loss. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. To the extent that expected cash flows improve, the standard permits reversal of allowance amounts in the current period earnings.

Nonmarketable Securities: Other securities, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank are accounted for on the cost basis and are carried in other assets. Investments in Valesco Fund II, L.P., Valesco Fund III, L.P., Independent Bankers Capital Fund III, L.P., Independent Bankers Capital Fund IV, L.P., Lightspring Capital I, L.P., Pharos Capital Partners IV-A, L.P., Bluehenge Capital SBIC II, L.P., JAM FINTOP Banktech, L.P., JAM FINTOP Frontier Fund, L.P., Castle Creek Launchpad Fund I, and Texas Housing Conservancy Fund are accounted for on the cost basis in other assets.

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

Allowance for Credit Losses:

Held to Maturity Debt Securities

The allowance for credit losses on held to maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held to maturity securities to present management's best estimate of the net amount expected to be collected. Held to maturity securities are charged-off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. As of December 31, 2024 and 2023, our held to maturity securities consisted of U.S. government agencies, treasury securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss as of December 31, 2024 and 2023. Management has made the accounting policy election to exclude accrued interest receivable on held to maturity securities from the estimate of credit losses.

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

Mortgage Warehouse:

The mortgage warehouse portfolio, which was discontinued as a product line in May 2023, included loans in which we purchased mortgage loan ownership interests from unaffiliated mortgage originators that were generally held by us for a period of less than 30-days, typically 5-10 days before they were sold to an approved investor. These loans were consistently underwritten based on standards established by the approved investor. Risks inherent in this portfolio included borrower or mortgage originator fraud.

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

From time to time, we modify the terms of loans for borrowers experiencing financial difficulties. These modifications may include adjustments such as a lower interest rate, a reduction of principal, or a longer term to maturity. Such modifications are evaluated under ASC 326, Financial Instruments – Credit Losses. We assess each loan experiencing financial difficulties on a case-by-case basis to determine the appropriate method for allocating an allowance for credit losses. This determination considers factors such as the loan's specific situation, its collateral, and the borrower's prospects for recovery. In some cases, the loan may be grouped with similar loans for allowance consideration, while in others, an individual assessment may be necessary. The allowance for credit loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.

Reserve for Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives and officers. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Restrictions on Cash: The Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2024 and 2023. Deposits held with the Federal Reserve Bank earn interest.

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

Revenue Recognition: ASC 606 - Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

In November 2023, the FASB issued ASU 2023-07 to make certain improvements to reportable segment disclosures. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured where banking locations and subsidiaries serve similar bases of commercial and retail customers and offer similar products and services company-wide. Those products and services are managed through a centralized processing platform and reporting is collectively reviewed by members of executive management who assess performance of the aggregated single operating and reporting segment and decide how to allocate resources based on net income calculated on the same basis as net income is reported in the Company's consolidated statements of income and other comprehensive income. The Company adopted the ASU on January 1, 2024, which did not have a significant impact on its consolidated financial statements.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

In December 2023, the FASB issued ASU 2023-09 to improve disclosures and presentation requirements to the transparency of the income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective in annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the provisions of the amendments, which are not expected to have an impact on its financial condition or results of operations. The Company expects to adopt this guidance in its Annual Report on Form 10-K for the year ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, which was further clarified through the issuance of ASU 2025-01 in January 2025, to improve disclosure on an entity’s expenses and provide more detailed information for specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments are effective in annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of December 31, 2024 and 2023 and the corresponding amounts of gross unrealized gains and losses:

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Treasury securities	$44,015	$—	$340	$43,675
Corporate bonds	27,805	—	1,822	25,983
Municipal securities	2,318	75	—	2,393
Mortgage-backed securities	265,369	487	17,122	248,734
Collateralized mortgage obligations	21,554	33	2,068	19,519
Total available for sale	$361,061	$595	$21,352	$340,304

Held to maturity:
U.S. government agencies	$9,449	$—	$948	$8,501
Treasury securities	29,871	—	165	29,706
Municipal securities	152,626	289	7,020	145,895
Mortgage-backed securities	109,281	—	16,015	93,266
Collateralized mortgage obligations	33,505	—	7,628	25,877
Total held to maturity	$334,732	$289	$31,776	$303,245

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$29,882	$—	$3,077	$26,805
Municipal securities	2,322	182	—	2,504
Mortgage-backed securities	164,419	1,014	15,621	149,812
Collateralized mortgage obligations	18,757	19	1,702	17,074
Total available for sale	$215,380	$1,215	$20,400	$196,195

Held to maturity:
U.S. government agencies	$9,292	$—	$1,066	$8,226
Treasury securities	69,432	—	1,038	68,394
Municipal securities	168,175	923	6,123	162,975
Mortgage-backed securities	119,872	—	15,105	104,767
Collateralized mortgage obligations	37,437	—	7,276	30,161
Total held to maturity	$404,208	$923	$30,608	$374,523

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in accumulated other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

accreted over the remaining life of the security. During the second quarter of 2022, we transferred $106,157 of securities from available for sale to held to maturity, which included a net unrealized loss on the date of transfer of $13,186. During the third quarter of 2021, we transferred $172,292 of securities from available for sale to held to maturity, which included a net unrealized gain on the date of transfer of $10,235. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and they netted to an unrealized loss of $7,498 at December 31, 2024 compared to an unrealized loss of $6,964 at December 31, 2023. This amount will continue to be amortized and accreted out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of December 31, 2024 or 2023.

Information pertaining to available for sale securities with gross unrealized losses as of December 31, 2024 and 2023, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2024	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Treasury securities	$(340)	$43,675	$—	$—	$(340)	$43,675
Corporate bonds	—	—	(1,822)	25,983	(1,822)	25,983
Mortgage-backed securities	(1,689)	99,924	(15,433)	101,274	(17,122)	201,198
Collateralized mortgage obligations	(385)	6,538	(1,683)	10,884	(2,068)	17,422
Total available for sale	$(2,414)	$150,137	$(18,938)	$138,141	$(21,352)	$288,278

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2023	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Corporate bonds	$—	$—	$(3,077)	$26,805	$(3,077)	$26,805
Mortgage-backed securities	(742)	13,308	(14,879)	101,889	(15,621)	115,197
Collateralized mortgage obligations	—	—	(1,702)	13,976	(1,702)	13,976
Total available for sale	$(742)	$13,308	$(19,658)	$142,670	$(20,400)	$155,978

There were 280 investments in an unrealized loss position at December 31, 2024, of which 109 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses as of December 31, 2024. The available for sale securities in a loss position included corporate bonds, mortgage-backed securities and collateralized mortgage obligations as of both December 31, 2023 and 2024, along with treasury securities as of December 31, 2024. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies, the Company has determined that the decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of December 31, 2024 and 2023 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under the current expected credit losses ("CECL") methodology. As of December 31, 2024 and 2023, our held to maturity securities consisted of U.S. government agencies, municipal securities, treasury securities, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the government National Mortgage Association. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, there is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of December 31, 2024 or December 31, 2023.

As of December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

There were no held to maturity securities past due on interest or principal payments, and none that were on nonaccrual as of December 31, 2024.

Securities with fair values of approximately $316,120 and $317,112 at December 31, 2024 and 2023, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

Proceeds from the sales of available for sale securities and the associated gains and losses for the years ended December 31, 2024, 2023 and 2022 are listed below.

	2024	2023	2022
Proceeds from sales	$—	$21,268	$26,130
Gross gains	—	184	234
Gross losses	—	(413)	(62)

There were no held to maturity securities sold during the years ended December 31, 2024, 2023 or 2022.

The contractual maturities at December 31, 2024 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in securities that may have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
December 31, 2024	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$25,052	$24,960	$34,609	$34,439
Due after one year through five years	26,486	26,138	40,991	39,377
Due after five years through ten years	22,600	20,953	85,968	82,625
Due after ten years	—	—	30,378	27,661
Mortgage-backed securities	265,369	248,734	109,281	93,266
Collateralized mortgage obligations	21,554	19,519	33,505	25,877
Total securities	$361,061	$340,304	$334,732	$303,245

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	2024	2023
Commercial and industrial	$254,702	$287,565
Real estate:
Construction and development	218,617	296,639
Commercial real estate	866,684	923,195
Farmland	147,191	186,295
1-4 family residential	529,006	514,603
Multi-family residential	51,538	44,292
Consumer	51,394	57,059
Agricultural	11,726	12,685
Overdrafts	279	243
Total loans	2,131,137	2,322,576
Net of:
Deferred loan fees, net	(282)	(775)
Allowance for credit losses	(28,290)	(30,920)
Total net loans(1)	$2,102,565	$2,290,881

(1) Excludes accrued interest receivable on loans of $8,399 and $9,510 as of December 31, 2024 and 2023, respectively, which is presented separately on the consolidated balance sheets.

The Company has entered into transactions, at prevailing market rates and terms, with certain directors, executive officers, significant shareholders and their affiliates. Loans to such related parties at December 31, 2024 and 2023, totaled $102,056 and $63,551, respectively. Unfunded commitments to such related parties at December 31, 2024 totaled $30,374.

Loans to principal officers, directors, and their affiliates during the year ended December 31, 2024, was as follows:

December 31, 2024
Beginning balance	$63,551
New loans	83,516
Repayments	(45,011)
Ending balance	$102,056

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Allowance for Credit Losses

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets, adjusted for expected prepayments when appropriate. The contractual term does not consider possible extensions, renewals or modifications. The following tables present the activity in the ACL by class of loans for the years ended December 31, 2024, 2023 and 2022:

For the Year Ended December 31, 2024	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	$30,920
(Reversal of) provision for credit losses	(524)	(885)	(539)	(401)	186	7	(80)	(155)	191	(2,200)
Loans charged-off	(630)	—	—	—	—	—	(106)	—	(242)	(978)
Recoveries	408	—	—	—	—	—	85	3	52	548
Ending balance	$2,973	$2,738	$11,718	$1,830	$7,656	$528	$844	$—	$3	$28,290

For the Year Ended December 31, 2023	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974
(Reversal of) provision for credit losses	(209)	(1,266)	(124)	223	853	31	238	4	250	—
Loans charged-off	(473)	—	(277)	—	—	—	(139)	(3)	(312)	(1,204)
Recoveries	19	—	—	—	—	—	68	2	61	150
Ending balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	$30,920

For the Year Ended December 31, 2022	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,600	$4,221	$13,765	$1,698	$5,818	$396	$762	$169	$4	30,433
(Reversal of) provision for credit losses	902	668	(1,108)	310	769	94	283	(20)	252	2,150
Loans charged-off	(192)	—	—	—	—	—	(322)	—	(335)	(849)
Recoveries	72	—	1	—	30	—	55	—	82	240
Ending balance	$4,382	$4,889	$12,658	$2,008	$6,617	$490	$778	$149	$3	$31,974

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

For the year ended December 31, 2022, growth in the loan portfolio, as well as declines in economic outlooks during the year and an adjustment to qualitative factors for expected recession forecasts, resulted in a $2,150 provision expense. During 2023, certain minor adjustments were made to qualitative factors to incorporate changes in some economic and portfolio activities, however, we recorded no provision for credit losses during 2023. For the year ended December 31, 2024, our loan portfolio balances decreased while there were minor qualitative adjustments, resulting in a reverse provision for credit losses of $2,200.

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

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of December 31, 2024:

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$40,229	$28,317	$50,065	$28,856	$9,837	$15,639	$80,106	$253,049
Special mention	26	—	—	57	—	453	36	572
Substandard	36	137	167	—	136	59	10	545
Nonaccrual	17	42	410	27	—	40	—	536
Total commercial and industrial loans	$40,308	$28,496	$50,642	$28,940	$9,973	$16,191	$80,152	$254,702

Charge-offs	$—	$(7)	$(96)	$(38)	$(249)	$(6)	$(234)	$(630)
Recoveries	—	15	—	—	217	176	—	408
Current period net	$—	$8	$(96)	$(38)	$(32)	$170	$(234)	$(222)

Construction and development:
Pass	$80,512	$34,301	$40,399	$35,409	$6,222	$16,857	$1,208	$214,908
Special mention	—	—	3,709	—	—	—	—	3,709
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total construction and development loans	$80,512	$34,301	$44,108	$35,409	$6,222	$16,857	$1,208	$218,617

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$58,453	$48,300	$328,088	$120,214	$76,684	$198,433	$11,921	$842,093
Special mention	—	—	13,429	9,377	—	—	—	22,806
Substandard	—	—	—	—	—	1,558	—	1,558
Nonaccrual	—	—	—	—	209	18	—	227
Total commercial real estate loans	$58,453	$48,300	$341,517	$129,591	$76,893	$200,009	$11,921	$866,684

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$12,779	$21,451	$39,694	$42,108	$7,357	$16,747	$4,740	$144,876
Special mention	—	1,687	—	—	—	—	—	1,687
Substandard	—	—	—	86	99	22	—	207
Nonaccrual	—	—	—	—	—	421	—	421
Total farmland loans	$12,779	$23,138	$39,694	$42,194	$7,456	$17,190	$4,740	$147,191

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$66,808	$61,249	$133,197	$106,297	$35,825	$101,662	$20,557	$525,595
Special mention	29	—	—	—	—	1,094	—	1,123
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	338	—	—	228	1,567	155	2,288
Total 1-4 family residential loans	$66,837	$61,587	$133,197	$106,297	$36,053	$104,323	$20,712	$529,006

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$1,010	$1,759	$30,389	$14,340	$1,324	$2,665	$51	$51,538
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$1,010	$1,759	$30,389	$14,340	$1,324	$2,665	$51	$51,538

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$21,519	$12,431	$6,955	$3,009	$1,192	$2,120	$4,210	$51,436
Special mention	14	4	—	—	—	—	—	18
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	12	80	86	7	18	16	—	219
Total consumer loans and overdrafts	$21,545	$12,515	$7,041	$3,016	$1,210	$2,136	$4,210	$51,673

Charge-offs	$(252)	$(44)	$(43)	$—	$—	$(9)	$—	$(348)
Recoveries	52	—	—	14	3	17	51	137
Current period net	$(200)	$(44)	$(43)	$14	$3	$8	$51	$(211)

Agricultural:
Pass	$2,644	$993	$1,225	$673	$367	$597	$5,104	$11,603
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	85	—	85
Nonaccrual	—	—	21	—	—	17	—	38
Total agricultural loans	$2,644	$993	$1,246	$673	$367	$699	$5,104	$11,726

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	3	—	3
Current period net	$—	$—	$—	$—	$—	$3	$—	$3

Total loans:
Pass	$283,954	$208,801	$630,012	$350,906	$138,808	$354,720	$127,897	$2,095,098
Special mention	69	1,691	17,138	9,434	—	1,547	36	29,915
Substandard	36	137	167	86	235	1,724	10	2,395
Nonaccrual	29	460	517	34	455	2,079	155	3,729
Total loans	$284,088	$211,089	$647,834	$360,460	$139,498	$360,070	$128,098	$2,131,137

Charge-offs	$(252)	$(51)	$(139)	$(38)	$(249)	$(15)	$(234)	$(978)
Recoveries	52	15	—	14	220	196	51	548
Total current period net (charge-offs) recoveries	$(200)	$(36)	$(139)	$(24)	$(29)	$181	$(183)	$(430)

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of December 31, 2023:

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$42,646	$72,376	$38,328	$12,864	$8,249	$12,524	$96,215	$283,202
Special mention	—	16	132	958	147	—	250	1,503
Substandard	—	190	—	370	370	153	—	1,083
Nonaccrual	—	129	1,528	7	—	79	34	1,777
Total commercial and industrial loans	$42,646	$72,711	$39,988	$14,199	$8,766	$12,756	$96,499	$287,565

Charge-offs	$(79)	$—	$(25)	$(41)	$(31)	$(4)	$(293)	$(473)
Recoveries	—	—	—	—	—	4	15	19
Current period net	$(79)	$—	$(25)	$(41)	$(31)	$—	$(278)	$(454)

Construction and development:
Pass	$86,641	$112,347	$62,548	$7,074	$5,915	$12,504	$9,237	$296,266
Special mention	—	—	—	—	—	—	—	—
Substandard	—	189	—	—	—	67	—	256
Nonaccrual	—	73	—	—	—	44	—	117
Total construction and development loans	$86,641	$112,609	$62,548	$7,074	$5,915	$12,615	$9,237	$296,639

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$46,655	$368,933	$149,536	$81,765	$54,100	$176,509	$15,065	$892,563
Special mention	—	7,000	—	—	—	333	—	7,333
Substandard	—	15,831	6,950	—	49	337	—	23,167
Nonaccrual	—	—	—	—	32	100	—	132
Total commercial real estate loans	$46,655	$391,764	$156,486	$81,765	$54,181	$177,279	$15,065	$923,195

Charge-offs	$(190)	$—	$—	$—	$—	$(87)	$—	$(277)
Recoveries	—	—	—	—	—	—	—	—
Current period net	$(190)	$—	$—	$—	$—	$(87)	$—	$(277)

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$25,009	$77,371	$46,817	$8,556	$5,599	$15,850	$6,849	$186,051
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	27	53	—	80
Nonaccrual	—	—	—	—	—	164	—	164
Total farmland loans	$25,009	$77,371	$46,817	$8,556	$5,626	$16,067	$6,849	$186,295

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$57,348	$143,992	$120,964	$42,535	$28,764	$95,198	$22,146	$510,947
Special mention	—	—	—	—	—	863	—	863
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	1,249	53	175	1,316	—	2,793
Total 1-4 family residential loans	$57,348	$143,992	$122,213	$42,588	$28,939	$97,377	$22,146	$514,603

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$1,984	$18,041	$16,496	$2,363	$3,862	$1,492	$54	$44,292
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$1,984	$18,041	$16,496	$2,363	$3,862	$1,492	$54	$44,292

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$26,161	$15,181	$5,840	$2,449	$589	$2,307	$4,488	$57,015
Special mention	6	26	5	—	—	—	—	37
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	19	52	75	25	42	37	—	250
Total consumer loans and overdrafts	$26,186	$15,259	$5,920	$2,474	$631	$2,344	$4,488	$57,302

Charge-offs	$(346)	$(38)	$(51)	$(11)	$(5)	$—	$—	$(451)
Recoveries	61	—	4	1	—	23	40	129
Current period net	$(285)	$(38)	$(47)	$(10)	$(5)	$23	$40	$(322)

Agricultural:
Pass	$1,857	$1,962	$1,078	$685	$236	$604	$5,879	$12,301
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	25	—	25
Nonaccrual	—	—	256	—	74	29	—	359
Total agricultural loans	$1,857	$1,962	$1,334	$685	$310	$658	$5,879	$12,685

Charge-offs	$—	$—	$—	$—	$—	$(3)	$—	$(3)
Recoveries	—	—	—	—	—	2	—	2
Current period net	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Total loans:
Pass	$288,301	$810,203	$441,607	$158,291	$107,314	$316,988	$159,933	$2,282,637
Special mention	6	7,042	137	958	147	1,196	250	9,736
Substandard	—	16,210	6,950	370	446	635	—	24,611
Nonaccrual	19	254	3,108	85	323	1,769	34	5,592
Total loans	$288,326	$833,709	$451,802	$159,704	$108,230	$320,588	$160,217	$2,322,576

Charge-offs	$(615)	$(38)	$(76)	$(52)	$(36)	$(94)	$(293)	$(1,204)
Recoveries	61	—	4	1	—	29	55	150
Total current period net charge-offs	$(554)	$(38)	$(72)	$(51)	$(36)	$(65)	$(238)	$(1,054)

There were no loans classified in the “doubtful” or “loss” risk rating categories as of December 31, 2024 and 2023.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans, and their impact on the ACL, as of December 31, 2024:

December 31, 2024	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial real estate	1,530	—	1,530	250
Total	$1,530	$—	$1,530	$250

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

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

December 31, 2024	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$465	$231	$436	$1,132	$253,570	$254,702	$—
Real estate:
Construction and development	778	—	—	778	217,839	218,617	—
Commercial real estate	659	18	209	886	865,798	866,684	—
Farmland	307	90	140	537	146,654	147,191	—
1-4 family residential	3,587	1,261	1,214	6,062	522,944	529,006	—
Multi-family residential	—	—	—	—	51,538	51,538	—
Consumer	280	61	174	515	50,879	51,394	—
Agricultural	150	—	21	171	11,555	11,726	—
Overdrafts	—	—	—	—	279	279	—
Total	$6,226	$1,661	$2,194	$10,081	$2,121,056	$2,131,137	$—

December 31, 2023	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$621	$30	$1,656	$2,307	$285,258	$287,565	$—
Real estate:
Construction and development	315	288	117	720	295,919	296,639	—
Commercial real estate	356	—	132	488	922,707	923,195	—
Farmland	226	84	—	310	185,985	186,295	—
1-4 family residential	2,827	1,110	1,612	5,549	509,054	514,603	—
Multi-family residential	—	—	—	—	44,292	44,292	—
Consumer	169	77	162	408	56,651	57,059	—
Agricultural	16	—	—	16	12,669	12,685	—
Overdrafts	—	—	—	—	243	243	—
Total	$4,530	$1,589	$3,679	$9,798	$2,312,778	$2,322,576	$—

The following table presents information regarding nonaccrual loans as of:

	2024	2023
Commercial and industrial	$536	$1,777
Real estate:
Construction and development	—	117
Commercial real estate	227	132
Farmland	421	164
1-4 family residential	2,288	2,793
Multi-family residential	—	—
Consumer and overdrafts	219	250
Agricultural	38	359
Total	$3,729	$5,592

If interest on nonaccrual loans had been accrued, such income would have been approximately $243 and $167 for the years ended December 31, 2024 and 2023, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual. Non-accrual loans had reserves for credit losses applied under their pooled segments and there were no individually analyzed loans classified as nonaccrual with an associated allowance for credit losses applied as of December 31, 2024 and 2023.

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

The following tables present the amortized cost basis of loans modified during the years ended December 31, 2024 and 2023 to borrowers experiencing financial difficulty:

For the Year Ended December 31, 2024	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial	$—	$—	$113	0.04%
Construction and development	—	12	—	0.01%
Total loans	$—	$12	$113	0.01%

For the Year Ended December 31, 2023	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial	$900	$—	$—	0.31%
1-4 family residential	57	—	—	0.01%
Consumer	12	—	—	0.02%
Total loans	$969	$—	$—	0.04%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the year ended December 31, 2024:

For the Year Ended December 31, 2024
Interest Rate Reduction	Financial Effect
Construction and development	Reduced weighted-average contractual interest rate from 9.74% to 6.99%.

Combo Interest Rate and Term	Financial Effect
Commercial and industrial	Reduced weighted-average contractual interest rate from 10.45% to 9.91% and amortization period was extended by a weighted-average period of 0.54 years.

For the Year Ended December 31, 2023
Term Extension	Financial Effect
Commercial and industrial	Amortization period was extended by a weighted-average period of 0.25 years.
1-4 family residential	Amortization period was extended by a weighted-average period of 5.00 years.
Consumer	Amortization period was extended by a weighted-average period of 0.26 years.

The following table provides an age analysis of loans made to borrowers experiencing financial difficulty that were modified during the last twelve months and continue to experience financial difficulty as of December 31, 2024:

	Current	30 to 89 Days Past Due	90 Days or Greater Past Due
Commercial and industrial	$113	$—	$—
Construction and development	12	—	—
Total loans	$125	$—	$—

The Company had a $41 commercial and industrial loan with a borrower experiencing financial difficulty that was modified and subsequently defaulted and was written off during the year ended December 31, 2024. The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023 that

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

subsequently defaulted during the years ended December 31, 2024 and 2023. There were no commitments to lend additional funds to borrowers experiencing financial difficulty as of December 31, 2024.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment balances, by type, were as follows:

	December 31, 2024	December 31, 2023
Land	$11,134	$11,135
Building and improvements	71,156	59,955
Construction in progress	193	9,027
Furniture, fixtures and equipment	20,989	20,983
Automobiles	319	365
	103,791	101,465
Less: accumulated depreciation	47,781	44,447
	$56,010	$57,018

NOTE 5 - GOODWILL

There were no changes in the carrying amount of goodwill as presented in the accompanying consolidated balance sheets as of December 31, 2024 or 2023.

NOTE 6 - CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of core deposit intangibles in the accompanying consolidated balance sheets as of December 31 are summarized as follows:

	2024	2023
Beginning of year	$1,418	$1,859
Amortization	(424)	(441)
End of year	$994	$1,418

Accumulated amortization was $7,537 and $7,113 at December 31, 2024 and 2023, respectively. Amortization expense related to core deposit intangibles was $424, $441 and $454 during the years ended December 31, 2024, 2023 and 2022, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2024 was as follows:

Year Ended December 31,	Amount
2025	$316
2026	272
2027	270
2028	136
$994

NOTE 7 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits, by type of account, were as follows as of:

	December 31, 2024	December 31, 2023
NOW accounts	$145,990	$150,548
Savings and money market accounts	966,077	924,558
Time deposits $250 or less	431,237	426,145
Time deposits greater than $250	311,431	279,038
	$1,854,735	$1,780,289

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Year-end maturities of time deposits, as of December 31, 2024, were as follows:

Year Ended December 31,	Amount
2025	$696,332
2026	40,658
2027	2,618
2028	1,671
2029	1,389
Thereafter	—
$742,668

Deposits of executive officers, directors and significant shareholders at December 31, 2024 and 2023 totaled $40,118 and $40,799, respectively.

NOTE 8 - BORROWED MONEY

The Company had no advances from the Federal Home Loan Bank (FHLB) outstanding as of December 31, 2024 and $140,000 of advances at a 5.36% weighted average rate as of December 31, 2023, which were collateralized by blanket floating liens on certain securities and loans. FHLB advances bear interest based on a fixed rate, payable monthly, with all principal due at maturity.

The Company has an unsecured $25,000 revolving line of credit with a correspondent bank that bears interest at the greater of (i) the prime rate, which was 7.50% at December 31, 2024, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2025. Under the terms of the line of credit, the Company agreed not to pledge or grant a lien or security interest in the stock of the Bank or in any other assets without prior consent of the lender. As of December 31, 2024, there was no outstanding balance on the line of credit. To be in compliance with the loan covenants, the Bank is required to maintain no less than a 10% total risk-based capital ratio, must maintain no less than $85,000 in tangible net worth, the ratio of non-performing assets to equity plus allowance for credit losses must not exceed 15%, the cash flow coverage must be greater than 1.25 times, the ratio of other additional debt to total assets must not exceed 15%, and the Company is limited to acquiring additional debt of no more than $500 without prior approval. The Company is in compliance with all loan covenants.

NOTE 9 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	December 31, 2024	December 31, 2023
Trust III Debentures	$2,062	$2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note	34,701	34,568
Other debentures	—	4,000
	$41,918	$45,785

As of December 31, 2024, the Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I” and together with Trust III, the "Trusts"). Upon formation, the Trusts issued trust preferred securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts issued common securities to the Company. The Trusts invested the proceeds of the sales of their securities in junior subordinated debentures issued by the Company (“Debentures”). The Debentures mature approximately 30 years after the issuance date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and any other required regulatory approvals).

	Trust III	DCB Trust I
Issuance date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at December 31, 2024 and December 31, 2023. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the Debentures.

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

Trust III Debentures

Interest is payable at a variable rate per annum, reset quarterly, equal to 3-month Secured Overnight Financing Rate ("SOFR", which was 4.69% at December 31, 2024) plus 1.93%.

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

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

2020 and November 1, 2024. These debentures have matured since issuance and have no remaining balance outstanding as of December 31, 2024.

The scheduled principal payments and weighted average rates of the Debentures and the subordinated note are as follows:

Year	Current Weighted Average Rate	Principal Due
2025 - 2029	0.00%	$—
Thereafter	4.16%	42,217
Total scheduled principal payments		42,217
Unamortized debt issuance costs		(299)
		$41,918

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date, for the years ended December 31:

	2024	2023	2022
Risk-free interest rate	4.67%	4.08%	2.90%
Expected term (in years)	6.37	6.50	6.50
Expected stock price volatility	23.72%	23.53%	21.70%
Dividend yield	3.23%	3.23%	2.47%

A summary of stock option activity in the Plan during the years ended December 31, 2024 and 2023 follows:

2024	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	465,680	$28.12	5.46	$2,782
Granted	59,000	28.86
Exercised	(99,010)	22.79
Forfeited	(31,900)	32.14
Balance, December 31, 2024	393,770	$29.24	5.93	$2,739

Exercisable at end of period	232,490	$28.03	4.36	$1,896

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

2023	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	497,820	$28.07	5.87	$3,402
Granted	52,500	28.72
Exercised	(29,790)	23.46
Forfeited	(54,850)	30.80
Balance, December 31, 2023	465,680	$28.12	5.46	$2,782

Exercisable at end of period	283,110	$26.03	3.87	$2,202

A summary of nonvested stock option activity in the Plan during the years ended December 31, 2024 and 2023 follows:

2024	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	182,570	$6.10
Granted	59,000	6.36
Vested	(49,390)	9.38
Forfeited	(30,900)	6.47
Balance, December 31, 2024	161,280	$6.32

2023	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	216,480	$5.95
Granted	52,500	6.04
Vested	(65,690)	5.63
Forfeited	(20,720)	14.39
Balance, December 31, 2023	182,570	$6.10

Information related to stock options in the Plan is as follows for the years ended:

	2024	2023	2022
Intrinsic value of options exercised	$1,169	$303	$846
Cash received from options exercised	2,257	698	1,565
Weighted average fair value of options granted	6.36	6.04	6.98

Restricted Stock Awards

A summary of restricted stock activity in the Plan during the years ended December 31, 2024 and 2023 follows:

2024	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	15,390	$28.87
Granted	2,388	30.58
Vested	(9,061)	28.49
Forfeited	(400)	33.50
Balance, December 31, 2024	8,317	$29.81

2023	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	18,930	$27.51
Granted	5,056	31.96
Vested	(7,520)	27.52
Forfeited	(1,076)	28.93
Balance, December 31, 2023	15,390	$28.87

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of December 31, 2024, there was $1,126 of total unrecognized compensation expense related to nonvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.07 years.

The Company granted options and restricted stock under the Plan during both 2024 and 2023. Expense of $542, $594 and $688 was recorded during the years ended December 31, 2024, 2023 and 2022, respectively, which represents the fair value of shares, restricted stock and stock options vested during those periods.

NOTE 11 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The KSOP provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the years ended December 31, 2024, 2023 and 2022 totaled $1,608, $1,643 and $1,576, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the GNTY common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of December 31, 2024, the number of shares held by the KSOP was 887,732. There were no unallocated shares to plan participants as of December 31, 2024, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a non-qualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the executive incentive retirement plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $42,883 and $42,348 as of December 31, 2024 and 2023, respectively.

Expense related to these plans totaled $857, $949 and $796 for the years ended December 31, 2024, 2023 and 2022, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $6,661 and $6,050 as of December 31, 2024 and 2023, respectively, and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the years ended December 31, 2024, 2023 and 2022 totaled $3,180, $3,764 and $5,177, respectively, which included accrued bonus expense at December 31, 2024, 2023 and 2022 of $1,792, $1,684 and $2,332, respectively. The expense is included in employee compensation and benefits on the consolidated statements of earnings and the accrual is included in accrued interest and other liabilities on the consolidated balance sheets.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

NOTE 12 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 11 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are comprised of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of December 31, 2024, operating lease right-of-use assets were $11,635 and lease liabilities were $12,300, and as of December 31, 2023, operating lease right-of-use assets and lease liabilities were $12,485 and $13,128, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Cash paid for operating leases was $2,345, $2,272 and $2,117 for the years ended December 31, 2024, 2023 and 2022. Operating lease expense for operating leases accounted for under ASC 842 for the years ended December 31, 2024, 2023 and 2022 was approximately $2,368, $2,292 and $2,236, respectively, and were included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	December 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$11,635	$12,485
Operating lease liabilities	12,300	13,128

Weighted average remaining lease term
Operating leases	7 years	7 years
Weighted average discount rate
Operating leases	2.45%	2.28%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2029 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of December 31, 2024, are as follows:

Year Ended December 31,	Amount
2025	$2,303
2026	2,068
2027	1,906
2028	1,859
2029	1,308
Thereafter	3,261
Total lease payments	12,705
Less: interest	(405)
Present value of lease liabilities	$12,300

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

The consolidated provision for income taxes was as follows as of December 31:

	2024	2023	2022
Current federal tax expense	$7,309	$6,784	$9,991
Deferred federal tax expense (benefit)	164	346	(1,157)
Total	$7,473	$7,130	$8,834

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis as of December 31:

	2024	2023	2022
Federal statutory income tax at 21%	$8,182	$7,799	$10,344
Tax exempt interest income	(846)	(944)	(1,076)
Earnings of bank owned life insurance	(213)	(198)	(177)
Nondeductible expenses	655	669	277
Other	(305)	(196)	(534)
Total	$7,473	$7,130	$8,834

The following table summarizes the components of our deferred tax assets and liabilities as of December 31, 2024 and 2023. Our net deferred tax assets are included in other assets in the accompanying consolidated balance sheets.

	2024	2023
Deferred tax assets:
Allowance for credit losses	$5,941	$6,493
Deferred compensation	1,399	1,271
Net unrealized loss on available for sale securities	3,993	4,029
Bonus accrual	416	385
Deferred loan fees, net	59	163
Accretion of acquisition allowance	23	37
Other real estate owned	—	—
Other	177	297
Total deferred tax assets	12,008	12,675
Deferred tax liabilities:
Premises and equipment	(892)	(1,187)
Prepaid expenses	(396)	(375)
Intangibles	(166)	(196)
Other	(15)	(178)
Total deferred tax liabilities	(1,469)	(1,936)
Net deferred tax asset	$10,539	$10,739

The Company is no longer subject to U.S. federal income tax examinations for years before 2021.

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

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

In the first quarter of 2022, the Company terminated interest rate swaps that were originally designed to receive payments at a floating rate in exchange for paying a fixed rate, the objective of which was to reduce the overall cost of short-term 3-month FHLB advances that were renewed consistent with the reset terms on the interest rate swaps. The swaps were canceled at a net gain of $685, which is included in other noninterest income in the consolidated statements of earnings. The interest rate swaps, with notional amounts totaling $40,000 as of December 31, 2021 were designated as cash flow hedges of the FHLB advances.

There were no outstanding interest rate swap agreements as of December 31, 2024 or 2023.

Interest expense recorded on these swap transactions totaled $282 during the year ended December 31, 2022. This expense is reported as a component of interest expense on the debentures, FHLB advances and federal funds purchased on the consolidated statements of earnings. No interest expense on swap transactions was recorded during the years ended December 31, 2024 or 2023.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL with respect to these commitments as of December 31, 2024 and 2023.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. As of December 31, 2024 and 2023, no amounts have been recorded as an ACL for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	2024	2023
Commitments to extend credit	$289,821	$336,036
Letters of credit	10,242	7,536

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

FHLB Letters of Credit

At December 31, 2024, the Company had no letters of credit pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 16 - REGULATORY MATTERS

The Company on a consolidated basis and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of December 31, 2024 and 2023, that the Bank met all capital adequacy requirements to which it was subject.

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

As of December 31, 2024 and 2023, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since December 31, 2024 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $7,217 of trust preferred securities in Tier 1 capital as of both December 31, 2024 and 2023. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the Debentures.

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital to risk-weighted assets:
Consolidated	$382,893	17.09%	$179,268	8.00%	$235,290	10.50%	$224,085	10.00%
Bank	381,280	17.04%	179,054	8.00%	235,008	10.50%	223,818	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	320,185	14.29%	134,451	6.00%	190,473	8.50%	134,451	6.00%
Bank	353,299	15.79%	134,291	6.00%	190,245	8.50%	179,054	8.00%
Tier 1 capital to average assets:(1)
Consolidated	320,185	10.27%	124,714	4.00%	124,714	4.00%	n/a
Bank	353,299	11.37%	124,321	4.00%	124,321	4.00%	155,401	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	312,968	13.97%	100,838	4.50%	156,860	7.00%	n/a
Bank	353,299	15.79%	100,718	4.50%	156,672	7.00%	145,481	6.50%

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

Dividends paid by Guaranty are mainly provided by dividends from its subsidiaries. However, certain regulatory restrictions exist regarding the ability of its bank subsidiary to transfer funds to Guaranty in the form of cash dividends, loans or advances. The amount of dividends that a subsidiary bank organized as a national banking association, such as the Bank, may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the Office of the Comptroller of the Currency ("OCC"), consist of net income less dividends declared during the period. As of December 31, 2024, the Bank had $22,499 available for payment of dividends. Dividends are paid quarterly, and $10,994 in dividends were paid during the year ended December 31, 2024.

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

NOTE 18 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase were $31,075 and $25,172 as of December 31, 2024 and 2023, respectively, and are secured by mortgage-backed securities and collateralized mortgage obligations.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows as of December 31:

	2024	2023
Average balance during the year	$37,386	$20,635
Average interest rate during the year	2.37%	1.27%
Maximum month-end balance during the year	$44,723	$31,644
Weighted average interest rate at year-end	1.93%	2.12%

NOTE 19 - RELATED PARTIES

As more fully described in Note 3, Note 7 and Note 9, the Company has entered into loans, deposits and debenture transactions with related parties. Management believes the transactions entered into with related parties are in the ordinary course of business and are on terms similar to transactions with unaffiliated parties.

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

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 3).

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

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Treasury securities	$43,675	$43,675	$—	$—
Mortgage-backed securities	248,734	—	248,734	—
Collateralized mortgage obligations	19,519	—	19,519	—
Municipal securities	2,393	—	2,393	—
Corporate bonds	25,983	—	25,983	—
Loans held for sale	143	—	—	143
Cash surrender value of life insurance	42,883	—	42,883	—
SBA servicing assets	495	—	—	495

Assets at fair value on a nonrecurring basis:
Other real estate owned	1,184	—	—	1,184

December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Mortgage-backed securities	$149,812	$—	$149,812	$—
Collateralized mortgage obligations	17,074	—	17,074	—
Municipal securities	2,504	—	2,504	—
Corporate bonds	26,805	—	26,805	—
Loans held for sale	976	—	—	976
Cash surrender value of life insurance	42,348	—	42,348	—
SBA servicing assets	691	—	—	691

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	14,527	—	—	14,527

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

There were no transfers between Level 2 and Level 3 during the years ended December 31, 2024 or 2023.

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

As of December 31, 2024 and 2023, there were no foreclosed assets that were remeasured and recorded at fair value.

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of December 31, 2024 and 2023:

December 31, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans	$1,530	Market approach	Appraised value less selling costs	16.00%
Other real estate owned	$1,184	Market approach	Appraised value less selling costs	26.00%

December 31, 2023	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans	$14,527	Income approach	Capitalization rate	6.50%

The following tables present information on individually evaluated collateral dependent loans, net of any specific reserves assigned to them, included in the ACL model as of December 31, 2024 and 2023.

	Fair Value Measurements Using
December 31, 2024	Level 1	Level 2	Level 3	Total Fair Value
Commercial real estate	$—	$—	$1,280	$1,280
Total	$—	$—	$1,280	$1,280

	Fair Value Measurements Using
December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
Commercial real estate	$—	$—	$14,527	$14,527
Total	$—	$—	$14,527	$14,527

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of December 31, 2024 and 2023, are as follows:

	Fair value measurements as of December 31, 2024 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$145,964	$145,964	$—	$—	$145,964
Marketable securities held to maturity	334,732	—	303,245	—	303,245
Loans, net	2,102,565	—	—	2,088,644	2,088,644
Accrued interest receivable	12,016	—	12,016	—	12,016
Nonmarketable equity securities	17,167	—	17,167	—	17,167
Financial liabilities:
Deposits	$2,692,167	$1,949,499	$745,763	$—	$2,695,262
Securities sold under repurchase agreements	31,075	—	31,075	—	31,075
Accrued interest payable	5,116	—	5,116	—	5,116
Federal Home Loan Bank advances	—	—	—	—	—
Subordinated debt	41,918	—	44,133	—	44,133

	Fair value measurements as of December 31, 2023 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$89,524	$89,524	$—	$—	$89,524
Marketable securities held to maturity	404,208	—	374,523	—	374,523
Loans, net	2,290,881	—	—	2,187,669	2,187,669
Accrued interest receivable	13,143	—	13,143	—	13,143
Nonmarketable equity securities	24,128	—	24,128	—	24,128
Financial liabilities:
Deposits	$2,633,246	$1,928,063	$706,074	$—	$2,634,137
Securities sold under repurchase agreements	25,172	—	25,172	—	25,172
Accrued interest payable	5,272	—	5,272	—	5,272
Federal Home Loan Bank advances	140,000	—	139,963	—	139,963
Subordinated debt	45,785	—	46,433	—	46,433

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

Nonmarketable Equity Securities: It is not practical to determine the fair value of Federal Home Loan Bank, Federal Reserve Bank and other stock due to restrictions placed on its transferability.

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

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ended December 31, 2024:

	Cash Flow Hedges	Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$—	$(18,358)	$(6,964)	$(25,322)
Unrealized losses arising during the period	—	(1,572)	(534)	(2,106)
Tax effect	—	330	—	330
Net current period other comprehensive loss	—	(1,242)	(534)	(1,776)
Ending balance	$—	$(19,600)	$(7,498)	$(27,098)

There were no amounts reclassified out of accumulated other comprehensive loss for the year ended December 31, 2024.

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ended December 31, 2023:

	Cash Flow Hedges	Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$—	$(18,400)	$(5,860)	$(24,260)
Unrealized gains (losses) arising during the period	—	282	(1,104)	(822)
Tax effect	—	(59)	—	(59)
Amounts reclassified from accumulated other comprehensive loss	—	(181)	—	(181)
Net current period other comprehensive income (loss)	—	42	(1,104)	(1,062)
Ending balance	$—	$(18,358)	$(6,964)	$(25,322)

The following are amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2023:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized loss on available for sale securities	$229	Net realized loss on sale of securities available for sale
Tax effect	(48)	Tax expense
Net of tax	$181

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The following are changes in accumulated other comprehensive loss by component, net of tax, for the year ended December 31, 2022:

	Cash Flow Hedges	Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$188	$(2,744)	$8,861	$6,305
Transfer from AFS to HTM	—	13,186	(13,186)	—
Unrealized gains (losses) arising during the period	497	(33,175)	(1,535)	(34,213)
Tax effect	—	4,197	—	4,197
Amounts reclassified from accumulated other comprehensive loss	(685)	136	—	(549)
Net current period other comprehensive loss	(188)	(15,656)	(14,721)	(30,565)
Ending balance	$—	$(18,400)	$(5,860)	$(24,260)

The following are amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2022:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Earnings is Presented
Unrealized gain on available for sale securities	$(172)	Net realized gain on sale of securities available for sale
Tax effect	36	Tax expense
Net of tax	$(136)
Gains on cash flow hedges	867	Other income
Tax effect	(182)	Tax expense
Net of tax	$685
Total amounts reclassified out of accumulated other comprehensive loss	$549

NOTE 22 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. Net losses attributable to the noncontrolling interest during the years ended December 31, 2024 and 2023 were $46 and $28, respectively, and are excluded from this calculation.

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

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

The computations of basic and diluted earnings per share for the Company were as follows (in thousands except per share amounts) as of December 31:

	2024	2023	2022
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$31,537	$30,037	$40,447

Denominator:
Weighted-average shares outstanding (basic)	11,456,540	11,693,761	11,980,209
Effect of dilutive securities:
Common stock equivalent shares from stock options	46,142	44,844	112,638
Weighted-average shares outstanding (diluted)	11,502,682	11,738,605	12,092,847

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$2.75	$2.57	$3.38
Diluted	$2.74	$2.56	$3.34

NOTE 23 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Guaranty Bancshares, Inc. follows:

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$1,752	$2,987
Investment in banking subsidiary	358,829	351,367
Other assets	3,054	2,428
Total assets	$363,635	$356,782

LIABILITIES AND EQUITY
Line of credit	$—	$4,500
Subordinated debt, net	41,918	45,785
Accrued expenses and other liabilities	3,219	3,197
Shareholders’ equity	318,498	303,300
Total liabilities and shareholders’ equity	$363,635	$356,782

	For the Years Ended December 31,
	2024	2023	2022
Interest income	$16	$15	$8
Other income	3	—	—
Dividends from Guaranty Bank & Trust	25,000	20,000	—
	25,019	20,015	8
Expenses
Interest expense	2,071	2,506	1,755
Other expenses	1,731	1,645	1,974
	3,802	4,151	3,729
Income (loss) before income tax and equity in undistributed income of subsidiary	21,217	15,864	(3,721)
Income tax benefit	1,082	912	924
Income (loss) before equity in undistributed earnings of subsidiary	22,299	16,776	(2,797)
Equity in undistributed earnings of subsidiary	9,238	13,261	43,244
Net earnings	$31,537	$30,037	$40,447
Comprehensive income	$29,761	$28,975	$9,882

GUARANTY BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net earnings	$31,537	$30,037	$40,447
Adjustments:
Equity in undistributed subsidiary earnings	(9,238)	(13,261)	(43,244)
Stock based compensation	542	594	688
Change in other assets	(493)	(945)	(724)
Change in other liabilities	(68)	(60)	226
Net cash provided by (used in) operating activities	22,280	16,365	(2,607)

Cash flows from investing activities
Net cash provided by investing activities	—	—	—

Cash flows from financing activities
Proceeds from line of credit	3,000	17,500	35,436
Repayments of borrowings	(11,500)	(16,500)	(11,093)
Purchase of treasury stock	(6,368)	(11,227)	(8,838)
Exercise of stock options	2,257	698	1,565
Cash dividends paid	(10,904)	(10,697)	(10,324)
Net cash (used in) provided by financing activities	(23,515)	(20,226)	6,746

Net change in cash and cash equivalents	(1,235)	(3,861)	4,139
Beginning cash and cash equivalents	2,987	6,848	2,709
Ending cash and cash equivalents	$1,752	$2,987	$6,848