Form 10-Q
period 2025-03-31
GUARANTY BANCSHARES INC /TX/
filed 2025-05-06
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, there were 11,341,051 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$50,080	$47,417
Federal funds sold	163,375	94,750
Interest-bearing deposits	4,358	3,797
Total cash and cash equivalents	217,813	145,964
Securities available for sale	362,647	340,304
Securities held to maturity	305,153	334,732
Loans held for sale	150	143
Loans, net of allowance for credit losses of $27,865 and $28,290, respectively	2,079,864	2,102,565
Accrued interest receivable	10,764	12,016
Premises and equipment, net	55,108	56,010
Other real estate owned	—	1,184
Cash surrender value of life insurance	43,136	42,883
Core deposit intangible, net	888	994
Goodwill	32,160	32,160
Other assets	45,478	46,599
Total assets	$3,153,161	$3,115,554
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$845,723	$837,432
Interest-bearing	1,858,617	1,854,735
Total deposits	2,704,340	2,692,167
Securities sold under agreements to repurchase	47,702	31,075
Accrued interest and other liabilities	33,362	31,320
Subordinated debt, net	41,951	41,918
Total liabilities	2,827,355	2,796,480
Commitments and contingencies (see Note 10)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,396,151 and 14,343,326 shares issued, and 11,356,856 and 11,431,568 shares outstanding, respectively	14,396	14,343
Additional paid-in capital	233,059	231,684
Retained earnings	183,221	177,421
Treasury stock, 3,039,295 and 2,911,758 shares, respectively, at cost	(83,025)	(77,852)
Accumulated other comprehensive loss	(22,404)	(27,098)
Equity attributable to Guaranty Bancshares, Inc.	325,247	318,498
Noncontrolling interest	559	576
Total equity	325,806	319,074
Total liabilities and equity	$3,153,161	$3,115,554

See accompanying notes to consolidated financial statements.

1.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest income
Loans, including fees	$33,316	$35,491
Securities
Taxable	4,636	3,219
Nontaxable	996	1,165
Nonmarketable equity securities	117	248
Federal funds sold and interest-bearing deposits	1,218	629
Total interest income	40,283	40,752

Interest expense
Deposits	12,877	14,459
FHLB advances and federal funds purchased	—	1,920
Subordinated debt	442	517
Other borrowed money	238	269
Total interest expense	13,557	17,165

Net interest income	26,726	23,587
Reversal of provision for credit losses	(300)	(250)
Net interest income after reversal of provision for credit losses	27,026	23,837

Noninterest income
Service charges	1,086	1,069
Net realized gain on sale of loans	140	272
Merchant and debit card fees	2,127	1,706
Other income	1,680	2,211
Total noninterest income	5,033	5,258

Noninterest expense
Employee compensation and benefits	12,240	12,437
Occupancy expenses	3,173	2,747
Other expenses	5,796	5,508
Total noninterest expense	21,209	20,692

Income before income taxes	10,850	8,403
Income tax provision	2,227	1,722
Net earnings	$8,623	$6,681
Net loss attributable to noncontrolling interest	17	7
Net earnings attributable to Guaranty Bancshares, Inc.	$8,640	$6,688
Basic earnings per share	$0.76	$0.58
Diluted earnings per share	$0.75	$0.58

See accompanying notes to consolidated financial statements.

2.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net earnings	$8,623	$6,681
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	4,784	(1,553)
Change in net unrealized loss on available for sale securities transferred to held to maturity, net of tax	(90)	(167)
Unrealized gains (losses) on securities, net of tax	4,694	(1,720)

Total other comprehensive income (loss)	4,694	(1,720)

Comprehensive income	13,317	4,961
Less: comprehensive loss attributable to noncontrolling interest	17	7
Comprehensive income attributable to Guaranty Bancshares, Inc.	$13,334	$4,968

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Three Months Ended March 31, 2025
Balance at December 31, 2024	$—	$14,343	$231,684	$177,421	$(77,852)	$(27,098)	$576	$319,074
Net earnings	—	—	—	8,640	—	—	(17)	8,623
Other comprehensive income	—	—	—	—	—	4,694	—	4,694
Exercise of stock options, net of shares surrendered for cashless exercises and tax withholdings	—	51	1,265	—	—	—	—	1,316
Purchase of treasury stock	—	—	—	—	(5,173)	—	—	(5,173)
Restricted stock grants	—	2	(2)	—	—	—	—	—
Stock based compensation	—	—	112	—	—	—	—	112
Cash dividends:
Common - $0.25 per share	—	—	—	(2,840)	—	—	—	(2,840)
Total equity at March 31, 2025	$—	$14,396	$233,059	$183,221	$(83,025)	$(22,404)	$559	$325,806

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Three Months Ended March 31, 2024
Balance at December 31, 2023	$—	$14,242	$228,986	$156,878	$(71,484)	$(25,322)	$546	$303,846
Net earnings	—	—	—	6,688	—	—	(7)	6,681
Other comprehensive loss	—	—	—	—	—	(1,720)	—	(1,720)
Exercise of stock options	—	3	66	—	—	—	—	69
Purchase of treasury stock	—	—	—	—	(335)	—	—	(335)
Restricted stock grants	—	3	(3)	—	—	—	—	—
Stock based compensation	—	—	138	—	—	—	—	138
Cash dividends:
Common - $0.24 per share	—	—	—	(2,769)	—	—	—	(2,769)
Total equity at March 31, 2024	$—	$14,248	$229,187	$160,797	$(71,819)	$(27,042)	$539	$305,910

See accompanying notes to consolidated financial statements.

4.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net earnings	$8,623	$6,681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,121	1,025
Amortization	173	177
Deferred taxes	29	—
Premium amortization, net of discount accretion	31	435
Gain on sale of loans	(140)	(272)
Reversal of provision for credit losses	(300)	(250)
Origination of loans held for sale	(5,178)	(7,798)
Proceeds from loans held for sale	5,311	8,172
Net loss (gain) on sale of premises, equipment, other real estate owned and other assets	203	(11)
Stock based compensation	112	138
Net change in accrued interest receivable and other assets	785	(8,627)
Net change in accrued interest payable and other liabilities	1,946	1,450
Net cash provided by operating activities	$12,716	$1,120

Cash flows from investing activities
Securities available for sale:
Purchases	$(30,928)	$(439,214)
Proceeds from maturities and principal repayments	14,841	404,493
Securities held to maturity:
Proceeds from maturities and principal repayments	29,258	39,806
Net repayments of loans	23,001	42,173
Purchases of premises and equipment	(209)	(997)
Proceeds from sale of premises, equipment, other real estate owned and other assets	971	124
Net cash provided by investing activities	$36,934	$46,385

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from financing activities
Net change in deposits	$12,173	$(5,402)
Net change in securities sold under agreements to repurchase	16,627	13,886
Proceeds from FHLB advances	—	590,000
Repayment of FHLB advances	—	(655,000)
Proceeds from line of credit	2,000	—
Repayment of line of credit	(2,000)	(4,500)
Purchase of treasury stock	(5,173)	(335)
Exercise of stock options	1,316	69
Cash dividends paid	(2,744)	(2,654)
Net cash provided by (used in) financing activities	$22,199	$(63,936)
Net change in cash and cash equivalents	71,849	(16,431)
Cash and cash equivalents at beginning of period	145,964	89,524
Cash and cash equivalents at end of period	$217,813	$73,093

Supplemental disclosures of cash flow information
Interest paid	$13,619	$16,849

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,840	$2,769
Transfer of loans to other real estate owned and repossessed assets	—	14,946

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

Basis of Presentation: The consolidated financial statements in this Report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2024, included in Guaranty’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

7.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of March 31, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses:

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Treasury securities	$44,266	$—	$175	$44,091
Corporate bonds	22,285	—	1,362	20,923
Municipal securities	2,317	48	—	2,365
Mortgage-backed securities	288,123	1,656	13,639	276,140
Collateralized mortgage obligations	20,357	85	1,314	19,128
Total available for sale	$377,348	$1,789	$16,490	$362,647

Held to maturity:
U.S. government agencies	$9,489	$—	$775	$8,714
Treasury securities	19,955	—	67	19,888
Municipal securities	136,134	161	6,625	129,670
Mortgage-backed securities	106,920	—	13,854	93,066
Collateralized mortgage obligations	32,655	—	5,824	26,831
Total held to maturity	$305,153	$161	$27,145	$278,169

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Treasury securities	$44,015	$—	$340	$43,675
Corporate bonds	27,805	—	1,822	25,983
Municipal securities	2,318	75	—	2,393
Mortgage-backed securities	265,369	487	17,122	248,734
Collateralized mortgage obligations	21,554	33	2,068	19,519
Total available for sale	$361,061	$595	$21,352	$340,304

Held to maturity:
U.S. government agencies	$9,449	$—	$948	$8,501
Treasury securities	29,871	—	165	29,706
Municipal securities	152,626	289	7,020	145,895
Mortgage-backed securities	109,281	—	16,015	93,266
Collateralized mortgage obligations	33,505	—	7,628	25,877
Total held to maturity	$334,732	$289	$31,776	$303,245

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in accumulated other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. During the second quarter of 2022, we transferred $106,157 of securities from available for sale to held to maturity, which included a net unrealized loss on the date of transfer of $13,186. During the third quarter of 2021, we transferred $172,292 of securities from available for sale to held to maturity, which included a net unrealized gain on the date of transfer of $10,235. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and they netted to an unrealized loss of $7,588 at March 31, 2025 compared to an unrealized loss of $7,498 at December 31, 2024. This amount will continue to be amortized and accreted out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of March 31, 2025 or December 31, 2024.

(Continued)

8.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Information pertaining to securities with gross unrealized losses as of March 31, 2025 and December 31, 2024, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2025	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Treasury securities	$(175)	$44,091	$—	$—	$(175)	$44,091
Corporate bonds	—	—	(1,362)	20,923	(1,362)	20,923
Mortgage-backed securities	(553)	57,006	(13,086)	100,731	(13,639)	157,737
Collateralized mortgage obligations	—	—	(1,314)	10,457	(1,314)	10,457
Total available for sale	$(728)	$101,097	$(15,762)	$132,111	$(16,490)	$233,208

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2024	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Treasury securities	$(340)	$43,675	$—	$—	$(340)	$43,675
Corporate bonds	—	—	(1,822)	25,983	(1,822)	25,983
Mortgage-backed securities	(1,689)	99,924	(15,433)	101,274	(17,122)	201,198
Collateralized mortgage obligations	(385)	6,538	(1,683)	10,884	(2,068)	17,422
Total available for sale	$(2,414)	$150,137	$(18,938)	$138,141	$(21,352)	$288,278

There were 257 investments in an unrealized loss position at March 31, 2025, of which 92 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses. The available for sale securities in a loss position included treasury securities, corporate bonds, mortgage-backed securities and collateralized mortgage obligations. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the treasury securities, collateralized mortgage obligations, and mortgage-backed securities issued by the U.S. government and its agencies, the Company has determined that the decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of March 31, 2025 and December 31, 2024 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under the current expected credit losses ("CECL") methodology. As of March 31, 2025 and December 31, 2024, our held to maturity securities consisted of U.S. government agencies, treasury securities, municipal bonds, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the government National Mortgage Association. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, there is no

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

allowance for credit losses recorded for our available for sale or held to maturity debt securities as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of total equity attributable to Guaranty Bancshares, Inc.

Securities with fair values of approximately $304,821 and $316,120 at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

There were no available for sale or held to maturity securities sold during the three months ended March 31, 2025 or 2024.

The contractual maturities at March 31, 2025 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in securities that may have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
March 31, 2025	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$36,285	$36,122	$24,434	$24,359
Due after one year through five years	9,998	9,948	40,061	38,550
Due after five years through ten years	22,585	21,309	73,879	70,716
Due after ten years	—	—	27,204	24,647
Mortgage-backed securities	288,123	276,140	106,920	93,066
Collateralized mortgage obligations	20,357	19,128	32,655	26,831
Total securities	$377,348	$362,647	$305,153	$278,169

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	March 31, 2025	December 31, 2024
Commercial and industrial	$226,819	$254,702
Real estate:
Construction and development	225,051	218,617
Commercial real estate	866,891	866,684
Farmland	139,455	147,191
1-4 family residential	534,991	529,006
Multi-family residential	51,249	51,538
Consumer	50,434	51,394
Agricultural	12,634	11,726
Overdrafts	637	279
Total loans	2,108,161	2,131,137
Net of:
Deferred loan fees, net	(432)	(282)
Allowance for credit losses	(27,865)	(28,290)
Total net loans(1)	$2,079,864	$2,102,565

(1) Excludes accrued interest receivable on loans of $8,019 and $8,399 as of March 31, 2025 and December 31, 2024, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets, adjusted for expected prepayments when appropriate. The contractual term does not consider possible extensions, renewals or modifications. The following tables present the activity in the ACL by class of loans for the three months ended March 31, 2025, for the year ended December 31, 2024 and for the three months ended March 31, 2024:

For the Three Months Ended March 31, 2025	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$2,973	$2,738	$11,718	$1,830	$7,656	$528	$844	$—	$3	$28,290
(Reversal of) provision for credit losses	(271)	27	(109)	(82)	7	(12)	(37)	136	41	(300)
Loans charged-off	(93)	—	—	—	—	—	(3)	—	(49)	(145)
Recoveries	1	—	—	—	—	—	7	—	12	20
Ending balance	$2,610	$2,765	$11,609	$1,748	$7,663	$516	$811	$136	$7	$27,865

For the Year Ended December 31, 2024	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	$30,920
(Reversal of) provision for credit losses	(524)	(885)	(539)	(401)	186	7	(80)	(155)	191	(2,200)
Loans charged-off	(630)	—	—	—	—	—	(106)	—	(242)	(978)
Recoveries	408	—	—	—	—	—	85	3	52	548
Ending balance	$2,973	$2,738	$11,718	$1,830	$7,656	$528	$844	$—	$3	$28,290

For the Three Months Ended March 31, 2024	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	30,920
Provision for (reversal of) credit losses	67	(363)	19	(27)	215	(4)	(194)	(6)	43	(250)
Loans charged-off	(216)	—	—	—	—	—	(35)	—	(59)	(310)
Recoveries	174	—	—	—	—	—	7	2	17	200
Ending balance	$3,744	$3,260	$12,276	$2,204	$7,685	$517	$723	$148	$3	$30,560

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

We recorded a reversal of the provision for credit losses of $300 during the first quarter of 2025, compared to a $250 reversal made in the fourth quarter of 2024 and a total reversal of provision for credit losses in 2024 of $2,200. The reversal of the provision for credit losses resulted primarily from a decline in gross loan balances of $22,976 during the first quarter of 2025.

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

(Continued)

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of March 31, 2025:

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$5,454	$33,193	$24,750	$46,832	$25,734	$24,955	$64,154	$225,072
Special mention	—	25	—	—	48	374	35	482
Substandard	—	34	90	638	—	209	10	981
Nonaccrual	—	16	48	174	27	19	—	284
Total commercial and industrial loans	$5,454	$33,268	$24,888	$47,644	$25,809	$25,557	$64,199	$226,819

Charge-offs	$—	$—	$—	$(74)	$—	$—	$(19)	$(93)
Recoveries	—	—	—	—	—	1	—	1
Current period net	$—	$—	$—	$(74)	$—	$1	$(19)	$(92)

Construction and development:
Pass	$5,281	$86,452	$24,368	$39,633	$34,459	$30,055	$1,113	$221,361
Special mention	—	—	—	3,690	—	—	—	3,690
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total construction and development loans	$5,281	$86,452	$24,368	$43,323	$34,459	$30,055	$1,113	$225,051

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$32,619	$59,717	$46,881	$320,063	$116,591	$255,969	$15,296	$847,136
Special mention	—	—	—	8,125	9,314	561	—	18,000
Substandard	—	—	—	—	—	1,536	—	1,536
Nonaccrual	—	—	—	—	—	219	—	219
Total commercial real estate loans	$32,619	$59,717	$46,881	$328,188	$125,905	$258,285	$15,296	$866,891

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$3,996	$11,108	$14,573	$38,800	$39,727	$21,030	$6,334	$135,568
Special mention	—	—	1,687	—	—	1,617	—	3,304
Substandard	—	—	—	—	45	119	—	164
Nonaccrual	—	—	—	—	—	419	—	419
Total farmland loans	$3,996	$11,108	$16,260	$38,800	$39,772	$23,185	$6,334	$139,455

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$20,892	$66,807	$60,296	$125,320	$103,758	$133,405	$20,761	$531,239
Special mention	—	—	—	201	24	18	—	243
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	27	341	324	—	2,667	150	3,509
Total 1-4 family residential loans	$20,892	$66,834	$60,637	$125,845	$103,782	$136,090	$20,911	$534,991

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$—	$1,004	$1,749	$30,255	$14,226	$3,948	$67	$51,249
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$—	$1,004	$1,749	$30,255	$14,226	$3,948	$67	$51,249

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$8,340	$17,211	$10,339	$5,515	$2,491	$2,819	$3,968	$50,683
Special mention	—	23	66	—	4	8	—	101
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	13	147	96	—	31	—	287
Total consumer loans and overdrafts	$8,340	$17,247	$10,552	$5,611	$2,495	$2,858	$3,968	$51,071

Charge-offs	$(49)	$(2)	$—	$—	$—	$(1)	$—	$(52)
Recoveries	11	—	1	4	—	3	—	19
Current period net	$(38)	$(2)	$1	$4	$—	$2	$—	$(33)

Agricultural:
Pass	$1,300	$2,336	$901	$1,081	$635	$864	$5,468	$12,585
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11	—	11
Nonaccrual	—	—	—	21	—	17	—	38
Total agricultural loans	$1,300	$2,336	$901	$1,102	$635	$892	$5,468	$12,634

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$77,882	$277,828	$183,857	$607,499	$337,621	$473,045	$117,161	$2,074,893
Special mention	—	48	1,753	12,016	9,390	2,578	35	25,820
Substandard	—	34	90	638	45	1,875	10	2,692
Nonaccrual	—	56	536	615	27	3,372	150	4,756
Total loans	$77,882	$277,966	$186,236	$620,768	$347,083	$480,870	$117,356	$2,108,161

Charge-offs	$(49)	$(2)	$—	$(74)	$—	$(1)	$(19)	$(145)
Recoveries	11	—	1	4	—	4	—	20
Total current period net (charge-offs) recoveries	$(38)	$(2)	$1	$(70)	$—	$3	$(19)	$(125)

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

(Continued)

18.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$21,519	$12,431	$6,955	$3,009	$1,192	$2,120	$4,210	$51,436
Special mention	14	4	—	—	—	—	—	18
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	12	80	86	7	18	16	—	219
Total consumer loans and overdrafts	$21,545	$12,515	$7,041	$3,016	$1,210	$2,136	$4,210	$51,673

Charge-offs	$(252)	$(44)	$(43)	$—	$—	$(9)	$—	$(348)
Recoveries	52	—	—	14	3	17	51	137
Current period net	$(200)	$(44)	$(43)	$14	$3	$8	$51	$(211)

Agricultural:
Pass	$2,644	$993	$1,225	$673	$367	$597	$5,104	$11,603
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	85	—	85
Nonaccrual	—	—	21	—	—	17	—	38
Total agricultural loans	$2,644	$993	$1,246	$673	$367	$699	$5,104	$11,726

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	3	—	3
Current period net	$—	$—	$—	$—	$—	$3	$—	$3

Total loans:
Pass	$283,954	$208,801	$630,012	$350,906	$138,808	$354,720	$127,897	$2,095,098
Special mention	69	1,691	17,138	9,434	—	1,547	36	29,915
Substandard	36	137	167	86	235	1,724	10	2,395
Nonaccrual	29	460	517	34	455	2,079	155	3,729
Total loans	$284,088	$211,089	$647,834	$360,460	$139,498	$360,070	$128,098	$2,131,137

Charge-offs	$(252)	$(51)	$(139)	$(38)	$(249)	$(15)	$(234)	$(978)
Recoveries	52	15	—	14	220	196	51	548
Total current period net (charge-offs) recoveries	$(200)	$(36)	$(139)	$(24)	$(29)	$181	$(183)	$(430)

There were no loans classified in the “doubtful” or “loss” risk rating categories as of March 31, 2025 or December 31, 2024.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans within the ACL model as of March 31, 2025.

March 31, 2025	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial real estate	1,509	—	1,509	250
Total	$1,509	$—	$1,509	$250

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans within the ACL model as of December 31, 2024.

December 31, 2024	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial real estate	$1,530	$—	$1,530	$250
Total	$1,530	$—	$1,530	$250

(Continued)

19.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

March 31, 2025	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$865	$36	$95	$996	$225,823	$226,819	$—
Real estate:
Construction and development	—	—	—	—	225,051	225,051	—
Commercial real estate	338	—	203	541	866,350	866,891	—
Farmland	2,053	156	140	2,349	137,106	139,455	—
1-4 family residential	2,288	304	2,109	4,701	530,290	534,991	—
Multi-family residential	—	—	—	—	51,249	51,249	—
Consumer	163	107	239	509	49,925	50,434	—
Agricultural	—	40	21	61	12,573	12,634	—
Overdrafts	—	—	—	—	637	637	—
Total	$5,707	$643	$2,807	$9,157	$2,099,004	$2,108,161	$—

December 31, 2024	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$465	$231	$436	$1,132	$253,570	$254,702	$—
Real estate:
Construction and development	778	—	—	778	217,839	218,617	—
Commercial real estate	659	18	209	886	865,798	866,684	—
Farmland	307	90	140	537	146,654	147,191	—
1-4 family residential	3,587	1,261	1,214	6,062	522,944	529,006	—
Multi-family residential	—	—	—	—	51,538	51,538	—
Consumer	280	61	174	515	50,879	51,394	—
Agricultural	150	—	21	171	11,555	11,726	—
Overdrafts	—	—	—	—	279	279	—
Total	$6,226	$1,661	$2,194	$10,081	$2,121,056	$2,131,137	$—

The following table presents information regarding nonaccrual loans as of:

	March 31, 2025	December 31, 2024
Commercial and industrial	$284	$536
Real estate:
Commercial real estate	219	227
Farmland	419	421
1-4 family residential	3,509	2,288
Consumer and overdrafts	287	219
Agricultural	38	38
Total	$4,756	$3,729

There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual. Nonaccrual loans had reserves for credit losses applied under their pooled segments, and there were no nonaccrual loans for which there was no related allowance at March 31, 2025 and December 31, 2024.

Modifications to Borrowers Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025. No loan modifications were made during the three months ended March 31, 2024.
(Continued)

20.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

For the Three Months Ended March 31, 2025	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial	$58	$—	$—	0.03%
1-4 family residential	—	—	83	0.02%
Total loans	$58	$—	$83	0.01%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

For the Three Months Ended March 31, 2025
Term Extension	Financial Effect
Commercial and industrial	Amortization period was extended by a weighted-average period of 2.99 years.

Combo Interest Rate and Term	Financial Effect
1-4 family residential	Reduced weighted-average contractual interest rate from 9.74% to 8.24% and amortization period was extended by a weighted-average period of 1.88 years.

The following table provides an age analysis of loans made to borrowers experiencing financial difficulty that were modified during the last twelve months and continue to experience financial difficulty as of March 31, 2025.

	Current	30 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual
Commercial and industrial	$148	$16	$—	$—
Real estate:
Construction and development	11	—	—	—
1-4 family residential	—	—	—	83
Total loans	$159	$16	$—	$83

As of March 31, 2025, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 and 2024 that subsequently defaulted.

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

Securities sold under agreements to repurchase were $47,702 and $31,075 as of March 31, 2025 and December 31, 2024, respectively, and are secured by mortgage-backed securities and collateralized mortgage obligations.

The Company has an unsecured $25,000 revolving line of credit with a correspondent bank that bears interest at the greater of (i) the prime rate, which was 7.50% at March 31, 2025, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2026. There was no outstanding balance on the line of credit as of March 31, 2025 and December 31, 2024. The Company also maintains two federal funds lines of credit with commercial banks that provide the availability to borrow up to an aggregate $75,000 in federal funds for short-term contingent funding if necessary, of which the rate is agreed upon at the time of each advance. There were no outstanding balances on these facilities as of March 31, 2025 and December 31, 2024.

The Company had no advances from the Federal Home Loan Bank ("FHLB") outstanding as of March 31, 2025 or December 31, 2024.

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 5 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	March 31, 2025	December 31, 2024
Trust III Debentures	$2,062	$2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note, net	34,734	34,701
	$41,951	$41,918

As of March 31, 2025, the Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I” and together with Trust III, the "Trusts"). Upon formation, the Trusts issued trust preferred securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts issued common securities to the Company. The Trusts invested the proceeds of the sales of their securities in junior subordinated debentures issued by the Company (“Debentures”). The Debentures mature approximately 30 years after the issuance date, which may be shortened if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and any other required regulatory approvals).

	Trust III	DCB Trust I
Issuance date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at March 31, 2025 and December 31, 2024. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the Debentures.

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

Trust III Debentures

Interest is payable at a variable rate per annum, reset quarterly, equal to 3-month Secured Overnight Financing Rate ("SOFR", which was 4.35% at March 31, 2025) plus 1.93%.

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

The scheduled principal payments and weighted average rates of the Debentures and the subordinated note are as follows:

Year	Current Weighted Average Rate	Principal Due
After 2030	4.10%	42,217
Total scheduled principal payments		42,217
Unamortized debt issuance costs		(266)
		$41,951

NOTE 6 – EQUITY AWARDS

The Company’s 2015 Equity Incentive Plan (the “Plan”) was adopted by the Company and approved by its shareholders in April 2015. The maximum number of shares of common stock that may be issued pursuant to stock-based awards under the Plan equals 1,314,000 shares, all of which may be subject to incentive stock option treatment. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 5 to 10 years and have 10-year contractual terms. Restricted stock awards vest under the period of restriction specified within their respective award agreements as determined by the Company. Forfeitures are recognized as they occur, subject to a 90-day grace period for vested options.

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

(Continued)

23.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

A summary of stock option activity in the Plan during the three months ended March 31, 2025 and 2024 follows:

Three Months Ended March 31, 2025	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	393,770	$29.24	5.93	$2,739
Granted	5,500	41.11
Exercised	(50,890)	25.54
Forfeited	(6,600)	24.55
Balance, March 31, 2025	341,780	$30.07	6.29	$3,409

Exercisable at end of period	185,340	$29.14	4.76	$2,019

Three Months Ended March 31, 2024	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	465,680	$28.12	5.46	$2,782
Granted	2,500	30.49
Exercised	(3,300)	20.91
Forfeited	(10,500)	34.84
Balance, March 31, 2024	454,380	$28.03	5.20	$1,632

Exercisable at end of period	294,880	$26.28	3.77	$1,378

A summary of nonvested stock option activity in the Plan during the three months ended March 31, 2025 and 2024 follows:

Three Months Ended March 31, 2025	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	161,280	$6.32
Granted	5,500	10.71
Vested	(10,340)	5.88
Balance, March 31, 2025	156,440	$6.51

Three Months Ended March 31, 2024	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	182,570	$6.10
Granted	2,500	5.28
Vested	(17,170)	5.53
Forfeited	(8,400)	8.95
Balance, March 31, 2024	159,500	$6.09

Information related to stock options in the Plan is as follows for the three months ended:

	March 31, 2025	March 31, 2024
Intrinsic value of options exercised	$738	$31
Cash received from options exercised	1,300	69
Net exercise of options	16	—
Weighted average fair value of options granted	10.71	5.28

(Continued)

24.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Restricted Stock Awards

A summary of restricted stock activity in the Plan during the three months ended March 31, 2025 and 2024 follows:

Three Months Ended March 31, 2025	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	8,317	$29.81
Granted	1,935	41.11
Vested	(1,272)	31.97
Balance, March 31, 2025	8,980	$31.93

Three Months Ended March 31, 2024	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	15,390	$28.87
Granted	2,388	30.49
Vested	(3,511)	5.31
Forfeited	(221)	34.10
Balance, March 31, 2024	14,046	$29.14

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of March 31, 2025, there was $1,153 of total unrecognized compensation expense related to nonvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.98 years.

The Company granted options and restricted stock under the Plan during the first three months of 2025 and 2024. Expense of $112 and $138 was recorded during the three months ended March 31, 2025 and 2024, respectively, which represents the fair value of shares, restricted stock and stock options vested during those periods.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The KSOP provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the three months ended March 31, 2025 and 2024 totaled $452 and $455, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the Guaranty common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of March 31, 2025, the number of shares held by the KSOP was 863,112. There were no unallocated shares to plan participants as of March 31, 2025, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a nonqualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the executive incentive retirement plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $43,136 and $42,883 as of March 31, 2025 and December 31, 2024, respectively.

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Expense related to these plans totaled $443 and $429 for the three months ended March 31, 2025 and 2024, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $7,142 and $6,661 as of March 31, 2025 and December 31, 2024, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the three months ended March 31, 2025 and 2024 totaled $967 and $885, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

NOTE 8 – LEASES

The Company has operating leases for bank locations, ATMs, corporate offices, and certain other arrangements, which have remaining lease terms of 1 year to 11 years. Some of the Company’s operating leases include options to extend the leases for up to 10 years.

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are composed of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of March 31, 2025, operating lease right-of-use assets were $11,099 and lease liabilities were $11,757, and as of December 31, 2024, operating lease right-of-use assets and lease liabilities were $11,635 and $12,300, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Cash paid for operating leases was $614 and $570 for the three months ended March 31, 2025 and 2024, respectively. Operating lease expense for operating leases accounted for under ASC 842 for the three months ended March 31, 2025 and 2024 was approximately $606 and $584, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	March 31, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$11,099	$11,635
Operating lease liabilities	11,757	12,300

Weighted average remaining lease term
Operating leases	7 years	7 years
Weighted average discount rate
Operating leases	2.47%	2.45%

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2029 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of March 31, 2025, are as follows:

Year Ended December 31,	Amount
2025	$1,697
2026	2,068
2027	1,906
2028	1,859
2029	1,308
Thereafter	3,261
Total lease payments	12,099
Less: interest	(342)
Present value of lease liabilities	$11,757

As of March 31, 2025, the Company had no additional operating leases that had not yet commenced.

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended March 31,
	2025	2024
Income tax expense for the period	$2,227	$1,722
Effective tax rate	20.53%	20.49%

The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended March 31, 2025 and 2024 largely due to tax exempt interest income earned on certain investment securities and loans.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL with respect to these commitments as of March 31, 2025 and December 31, 2024.

(Continued)

27.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. As of March 31, 2025 and December 31, 2024, no amounts have been recorded as an ACL for the Bank’s potential obligations under these guarantees.

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	March 31, 2025	December 31, 2024
Commitments to extend credit	$298,725	$289,821
Letters of credit	10,853	10,242

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At March 31, 2025, the Company had no letters of credit pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of March 31, 2025 and December 31, 2024, that the Bank met all capital adequacy requirements to which it was subject.

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

As of March 31, 2025 and December 31, 2024, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since March 31, 2025 that management believes have changed the Company’s category.

(Continued)

28.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $7,217 of trust preferred securities in Tier 1 capital as of both March 31, 2025 and December 31, 2024. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the Debentures.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total capital to risk-weighted assets:
Consolidated	$384,928	17.24%	$178,637	8.00%	$234,461	10.50%	$223,296	10.00%
Bank	375,638	16.84%	178,436	8.00%	234,198	10.50%	223,045	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	322,329	14.44%	133,978	6.00%	189,802	8.50%	133,978	6.00%
Bank	347,773	15.59%	133,827	6.00%	189,589	8.50%	178,436	8.00%
Tier 1 capital to average assets:(1)
Consolidated	322,329	10.42%	123,732	4.00%	123,732	4.00%	n/a
Bank	347,773	11.26%	123,592	4.00%	123,592	4.00%	154,490	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	315,112	14.11%	100,483	4.50%	156,307	7.00%	n/a
Bank	347,773	15.59%	100,370	4.50%	156,132	7.00%	144,979	6.50%

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

March 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Treasury securities	$44,091	$44,091	$—	$—
Mortgage-backed securities	276,140	—	276,140	—
Collateralized mortgage obligations	19,128	—	19,128	—
Municipal securities	2,365	—	2,365	—
Corporate bonds	20,923	—	20,923	—
Loans held for sale	150	—	—	150
Cash surrender value of life insurance	43,136	—	43,136	—
SBA servicing assets	487	—	—	487

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	1,259	—	—	1,259

December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Treasury securities	$43,675	$43,675	$—	$—
Mortgage-backed securities	248,734	—	248,734	—
Collateralized mortgage obligations	19,519	—	19,519	—
Municipal securities	2,393	—	2,393	—
Corporate bonds	25,983	—	25,983	—
Loans held for sale	143	—	—	143
Cash surrender value of life insurance	42,883	—	42,883	—
SBA servicing assets	495	—	—	495

Assets at fair value on a nonrecurring basis:
Other real estate owned	1,184	—	—	1,184
Individually evaluated collateral dependent loans	1,280	—	—	1,280

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2025 or during the year ended December 31, 2024.

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

As of March 31, 2025 and 2024, and December 31, 2024, there were no foreclosed assets that were remeasured and recorded at fair value.

(Continued)

31.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of March 31, 2025 and December 31, 2024.

March 31, 2025	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans	$1,259	Market approach	Appraised value less selling costs	16.00%

December 31, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans	$1,280	Market approach	Appraised value less selling costs	16.00%
Other real estate owned	$1,184	Market approach	Appraised value less selling costs	26.00%

The following tables present information on individually evaluated collateral dependent loans, net of any specific reserves assigned to them, included in the ACL model as of March 31, 2025 and December 31, 2024.

	Fair Value Measurements Using
March 31, 2025	Level 1	Level 2	Level 3	Total Fair Value
Commercial real estate	$—	$—	$1,259	$1,259
Total	$—	$—	$1,259	$1,259

	Fair Value Measurements Using
December 31, 2024	Level 1	Level 2	Level 3	Total Fair Value
Commercial real estate	$—	$—	$1,280	$1,280
Total	$—	$—	$1,280	$1,280

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of March 31, 2025 and December 31, 2024, are as follows:

	Fair value measurements as of March 31, 2025 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$217,813	$217,813	$—	$—	$217,813
Marketable securities held to maturity	305,153	—	278,169	—	278,169
Loans, net	2,079,864	—	—	2,056,445	2,056,445
Accrued interest receivable	10,764	—	10,764	—	10,764
Nonmarketable equity securities	17,138	—	17,138	—	17,138
Financial liabilities:
Deposits	$2,704,340	$1,980,282	$725,633	$—	$2,705,915
Securities sold under repurchase agreements	47,702	—	47,702	—	47,702
Accrued interest payable	5,054	—	5,054	—	5,054
Subordinated debt	41,951	—	41,957	—	41,957

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

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. Net losses attributable to the noncontrolling interest during the three months ended March 31, 2025 and 2024 were $17 and $7, respectively, and are excluded from this calculation.

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

The computations of basic and diluted earnings per share for the Company were as follows (in thousands, except per share amounts) for the:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$8,640	$6,688

Denominator:
Weighted-average shares outstanding (basic)	11,404,248	11,539,167
Effect of dilutive securities:
Common stock equivalent shares from stock options	82,875	59,072
Weighted-average shares outstanding (diluted)	11,487,123	11,598,239

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$0.76	$0.58
Diluted	$0.75	$0.58

(Continued)

34.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”), the risk factors appearing in Item 1A of Part II of this Report, and the other risks and uncertainties listed from time to time in our reports and documents filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024. Unless the context indicates otherwise, references in this Report to “we,” “our,” “us,” and the “Company” refer to Guaranty Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries. References in this Report to “Guaranty Bank & Trust” and the “Bank” refer to Guaranty Bank & Trust, N.A., a national banking association and our wholly-owned consolidated subsidiary.

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

QUARTERLY HIGHLIGHTS

•
Good Earnings and Improving NIM. Earnings were good in the first quarter, driven primarily from higher net interest margin. Net interest margin, on a fully taxable equivalent basis, has continued to improve from 3.16% in the first quarter of 2024 to 3.54% in the fourth quarter of 2024 and 3.70% in the first quarter of 2025. The improvements have resulted primarily from a decrease in deposit costs, while earning assets have continued to reprice upward.
•
Strong Asset Quality. During the quarter, we resolved and sold the $1.2 million of remaining other real estate owned ("ORE") that was on our balance sheet at year-end 2024, with a minimal loss on sale of $184,000. Nonperforming assets as a percentage of total assets were 0.15% at March 31, 2025, compared to 0.16% at December 31, 2024 and 0.68% at March 31, 2024. Net charge-offs (annualized) to average loans were 0.02% for the quarter ended March 31, 2025, compared to 0.00% for the quarter ended December 31, 2024, and 0.02% for the quarter ended March 31, 2024.

(Continued)

35.

We continue to maintain a granular loan portfolio. As of March 31, 2025, we had 10,951 total active loans with an average loan balance of $193,135. In our commercial real estate ("CRE") portfolio, we had 995 active loans with an average balance of $923,282 and our 1-4 family real estate portfolio had 2,789 loans with an average balance of $181,126.

There was a reversal of the provision for credit losses of $300,000 during the first quarter due to the decreases in our outstanding loan balances. With the current market and economic uncertainties, there were minimal changes to our qualitative factors during the first quarter, which continue to remain at elevated levels. Once there is more economic clarity and stability, we anticipate reductions to our qualitative factors and potential for additional reverse provisions.

•
Granular and Consistent Core Deposit Base. As of March 31, 2025, we have 91,105 total deposit accounts with an average account balance of $29,684. We have a historically reliable core deposit base, with strong and trusted banking relationships. Total deposits increased by $12.2 million during the first quarter. DDA balances increased $11.5 million, and savings and MMDA balances increased $19.6 million, while time deposits decreased $18.9 million. Excluding public funds and bank-owned accounts, our uninsured deposits as of March 31, 2025 were 26.7% of total deposits.

Interest rates paid on deposits during the quarter continued to decrease, primarily due to repricing of certificates of deposit. Our average cost of interest-bearing deposits decreased 24 basis points during the quarter from 3.07% in the prior quarter to 2.83% in the current quarter. Our average cost of total deposits for the first quarter of 2025 decreased 15 basis points from 2.11% in the prior quarter to 1.96%†. As of March 31, 2025, noninterest-bearing deposits represent 31.3% of total deposits.

•
Healthy Capital and Liquidity. Our capital and liquidity ratios, as well as contingent liquidity sources, remain very healthy. During the first quarter of 2025, we repurchased 127,537 shares of our common stock, or 1.12% of average shares outstanding during the period, at an average price of $40.57 per share. Our liquidity ratio, calculated as cash and cash equivalents and unpledged investments divided by total liabilities, was 19.8% as of March 31, 2025, compared to 10.6% as of March 31, 2024. Our total available contingent liquidity, net of current outstanding borrowings, was $1.3 billion, consisting of FHLB, FRB and correspondent bank fed funds and revolving lines of credit. Finally, our total equity to average quarterly assets as of March 31, 2025 was 10.5%. If we had to recognize our entire unrealized losses on both AFS and HTM securities, our total equity to average assets ratio would be 9.8%†, which we believe represents a strong capital level under regulatory requirements.

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in subsequent sections of this MD&A.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2025 and 2024

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended March 31, 2025 with the three months ended March 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

Net earnings attributable to Guaranty Bancshares Inc. were $8.6 million for the three months ended March 31, 2025, as compared to $6.7 million for the three months ended March 31, 2024. Basic earnings attributable to Guaranty Bancshares, Inc. per share were $0.76 for the three months ended March 31, 2025, compared to $0.58 during the same period in 2024.

(Continued)

36.

The following table presents key earnings data for the periods indicated:

	Quarter Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Net earnings attributable to Guaranty Bancshares, Inc.	$8,640	$6,688
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	0.76	0.58
-diluted	0.75	0.58
Net interest margin, fully taxable equivalent(1)	3.70%	3.16%
Net interest rate spread(2)	2.76%	2.08%
Return on average assets	1.13%	0.85%
Return on average equity	10.83%	8.93%
Average equity to average total assets	10.41%	9.47%
Cash dividend payout ratio	32.89%	41.38%

(1) Net interest margin on a fully taxable equivalent basis is equal to net interest income adjusted for nontaxable income divided by average interest-earning assets, annualized, using a marginal tax rate of 21%.

(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Net Interest Income

Net interest income, before the provision for credit losses, in the first quarter of 2025 and 2024 was $26.7 million and $23.6 million, respectively, an increase of $3.1 million, or 13.3%. The increase in net interest income resulted from a decrease in interest expense of $3.6 million, or 21.0%, compared to the prior year quarter, which was partially offset by a decrease in interest income of $469,000, or 1.2%, from the same quarter in the prior year. The decreases in both interest income and expense resulted primarily from a 100 basis point interest rate reduction by the Federal Reserve in late 2024 and from lower outstanding loan balances in the current quarter. We also had $1.9 million in interest expense on FHLB advances during the first quarter of 2024, which we did not have in the current quarter.

Net interest margin, on a fully taxable equivalent ("FTE") basis, for the first quarter of 2025 and 2024 was 3.70% and 3.16%, respectively. Net interest margin, on an FTE basis, increased 54 basis points due to a 10 basis point increase in interest-earning asset yield and further improved by a 58 basis point decrease in the cost of interest-bearing liabilities during the first quarter of 2025. The increase in interest-earning asset yields was due primarily to an increase in yield on the loan portfolio from 6.21% to 6.38%, or 17 basis points, along with 65 and five basis point increases in the yields on AFS and HTM securities, respectively. The weighted average yield on $86.7 million in new loans originated in the first quarter was 7.45%. The decrease in the average cost of interest-bearing liabilities was due primarily to a decrease in the cost of interest-bearing deposits from 3.25% to 2.83%, a change of 42 basis points, in the first quarter of 2025 compared to the same period in 2024, as well no interest expense for FHLB advances in the current quarter, compared to $1.9 million in interest expense at a rate of 5.45% in the prior year quarter.

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

The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2025 and 2024, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

37.

	Quarter Ended March 31,
	2025			2024
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,118,783	$33,316	6.38%	$2,299,177	$35,491	6.21%
Securities available for sale	351,404	3,545	4.09	216,298	1,851	3.44
Securities held to maturity	320,493	2,087	2.64	393,394	2,533	2.59
Nonmarketable equity securities	17,144	117	2.77	24,438	248	4.08
Interest-bearing deposits in other banks	111,947	1,218	4.41	45,672	629	5.54
Total interest-earning assets	2,919,771	40,283	5.60	2,978,979	40,752	5.50
Allowance for credit losses	(28,084)			(30,879)
Noninterest-earning assets	217,157			230,829
Total assets	$3,108,844			$3,178,929
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,847,115	$12,877	2.83%	$1,789,119	$14,459	3.25%
Advances from FHLB and fed funds purchased	—	—	—	141,593	1,920	5.45
Line of credit	156	3	7.80	841	18	8.61
Subordinated debt	41,930	442	4.28	45,797	517	4.54
Securities sold under agreements to repurchase	43,692	235	2.18	41,271	251	2.45
Total interest-bearing liabilities	1,932,893	13,557	2.84	2,018,621	17,165	3.42
Noninterest-bearing liabilities:
Noninterest-bearing deposits	822,324			823,638
Accrued interest and other liabilities	30,064			35,469
Total noninterest-bearing liabilities	852,388			859,107
Equity	323,563			301,201
Total liabilities and equity	$3,108,844			$3,178,929
Net interest rate spread(2)			2.76%			2.08%
Net interest income		$26,726			$23,587
Net interest margin(3)			3.71%			3.18%
Net interest margin, fully taxable equivalent(4)			3.70%			3.16%

(1) Includes average outstanding balances of loans held for sale of $561,000 and $704,000 for the quarter ended March 31, 2025 and 2024, respectively.
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

	For the Three Months Ended March 31, 2025 vs. 2024
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$(2,762)	$587	$(2,175)
Securities available for sale	1,146	548	1,694
Securities held to maturity	(466)	20	(446)
Nonmarketable equity securities	(73)	(58)	(131)
Interest-earning deposits in other banks	905	(316)	589
Total (decrease) increase in interest income	$(1,250)	$781	$(469)

Interest-bearing liabilities:
Interest-bearing deposits	$465	$(2,047)	$(1,582)
Advances from FHLB	(1,903)	(17)	(1,920)
Line of credit	(15)	—	(15)
Subordinated debt	(43)	(32)	(75)
Securities sold under agreements to repurchase	15	(31)	(16)
Total decrease in interest expense	(1,481)	(2,127)	(3,608)
Increase in net interest income	$231	$2,908	$3,139

Provision for Credit Losses

We recorded a reversal of the provision for credit losses of $300,000 during the first quarter of 2025, compared to a $250,000 reversal made in the fourth quarter of 2024 and a total reversal of provision for credit losses in 2024 of $2.2 million. The reversal of the provision for credit losses resulted primarily from a decline in gross loan balances of $23.0 million during the first quarter of 2025. As of March 31, 2025 and December 31, 2024, our allowance for credit losses as a percentage of total loans was 1.32% and 1.33%, respectively.

Noninterest Income

The following table presents components of noninterest income for the three months ended March 31, 2025 and 2024 and the period-over-period variations in the categories of noninterest income:

	Quarter Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024	2025 vs. 2024
Noninterest income:
Service charges	$1,086	$1,069	$17
Gain on sale of loans	140	272	(132)
Fiduciary and custodial income	668	649	19
Bank-owned life insurance income	254	251	3
Merchant and debit card fees	2,127	1,706	421
Loan processing fee income	110	118	(8)
Mortgage fee income	24	41	(17)
Other noninterest income	624	1,152	(528)
Total noninterest income	$5,033	$5,258	$(225)

Total noninterest income decreased $225,000, or 4.3%, for the three months ended March 31, 2025 compared to the same period in 2024. Material changes in the components of noninterest income are discussed below.

Gain on Sale of Loans. We sold 17 mortgage loans for $5.3 million during the three months ended March 31, 2025 compared to 27 mortgage loans for $7.0 million during the three months ended March 31, 2024. Gain on sale of loans was $140,000 for the three months ended March 31, 2025, a decrease of $132,000, or 48.5%, compared to $272,000 for the same period in 2024. The total gain on loans sold during the quarter ended March 31, 2025 consisted of a gain of $140,000 in mortgage loans, compared to a gain of $184,000 in mortgage loans during the quarter ended March 31, 2024.

(Continued)

39.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. We recorded a $421,000, or 24.7%, increase during the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to a MasterCard bonus payment of $400,000 received during the first quarter of 2025, along with growth in the number of DDAs and debit card usage volume during 2025. The total number of DDAs increased by 1,771 accounts, from 56,477 as of March 31, 2024 to 58,248 as of March 31, 2025.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. Mortgage fee income decreased $17,000, or 41.5%, from March 31, 2024, primarily due to a lower volume of mortgage purchases and refinances during the quarter ended March 31, 2025.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income decreased $528,000, or 45.8%, compared to the same period in 2024. The decrease in other noninterest income was due primarily to $499,000 in recoveries made on three SBA loan guaranty receivables during the first quarter of 2024 that were not present in the first quarter of 2025.

Noninterest Expense

For the three months ended March 31, 2025, noninterest expense totaled $21.2 million, an increase of $517,000, or 2.5%, compared to $20.7 million for the three months ended March 31, 2024. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024	2025 vs. 2024
Employee compensation and benefits	$12,240	$12,437	$(197)
Non-staff expenses:
Occupancy expenses	3,173	2,747	426
Legal and professional fees	806	772	34
Software and technology	1,777	1,642	135
Amortization	140	143	(3)
Director and committee fees	187	200	(13)
Advertising and promotions	189	169	20
ATM and debit card expense	761	609	152
Telecommunication expense	147	173	(26)
FDIC insurance assessment fees	351	360	(9)
Other noninterest expense	1,438	1,440	(2)
Total noninterest expense	$21,209	$20,692	$517

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $12.2 million for the three months ended March 31, 2025, a decrease of $197,000, or 1.6%, compared to $12.4 million for the same period in 2024. The decrease resulted primarily from lower salary expense during the quarter ended March 31, 2025.

Occupancy Expense. Occupancy expenses are mainly composed of depreciation expense on fixed assets and lease expense related to ASC 842 accounting. Occupancy expenses increased $426,000, or 15.5%, compared to the same quarter of the prior year. The increase consisted of $216,000 related to ATM servicing and contracts, an increase in depreciation expense of $95,000 driven by completion of our new full service location in Georgetown, Texas and an increase in other building-related expenses of $145,000 from the first quarter of 2024.

Software and Technology. Software and technology expenses increased $135,000, or 8.2%, from $1.6 million for the quarter ended March 31, 2023 to $1.8 million for the quarter ended March 31, 2025. The increase was due to continued investments in technology software, tools to improve efficiencies for customers and operational departments and for cybersecurity enhancements.

Advertising and Promotions. Advertising and promotion-related expenses were $189,000 and $169,000 for the three months ended March 31, 2025 and 2024, respectively, an increase of $20,000, or 11.8%. The increase was primarily due to lower advertising and related vendor costs in the current period compared to the same period in the prior year.

(Continued)

40.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $761,000 for the three months ended March 31, 2025, an increase of $152,000, or 25.0%, compared to $609,000 for the same period in 2024 as a result of increased ATM and debit card usage by our customers.

Telecommunication Expense. Telecommunication-related expenses were $147,000 for the three months ended March 31, 2025, compared to $173,000 for the same period in 2024. The decrease of $26,000, or 15.0%, was due to an ongoing project to aggregate telecommunication expenses for the purpose of cost control through bundled contracts and negotiated rates.

Income Tax Expense

For the three months ended March 31, 2025 and 2024, income tax expense totaled $2.2 million and $1.7 million, respectively. The effective tax rates for the three months ended March 31, 2025 and 2024 were 20.53% and 20.49%, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for the three months ended March 31, 2025 and 2024, largely due to tax exempt interest income earned on certain investment securities and loans.

Discussion and Analysis of Financial Condition as of March 31, 2025

Assets

Our total assets increased $37.6 million, or 1.2%, from $3.12 billion as of December 31, 2024 to $3.15 billion as of March 31, 2025. The increase was primarily due to an increase in federal funds sold of $68.6 million, or 72.4%, which was partially offset by a decrease in gross loans of $23.0 million, or 1.1%, and a $7.2 million, or 1.1%, decrease in total investment securities during the period.

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

Our loan portfolio is the largest category of our earning assets. As of March 31, 2025 and December 31, 2024, total loans held for investment were $2.11 billion and $2.13 billion, respectively, a decrease of $23.0 million between periods. Additionally, $150,000 and $143,000 in loans were classified as held for sale as of March 31, 2025 and December 31, 2024, respectively.

Total loans, excluding those held for sale, as a percentage of deposits, were 78.0% and 79.2% as of March 31, 2025 and December 31, 2024, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 66.9% and 68.4% as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2024 to March 31, 2025:

(dollars in thousands)	As of March 31, 2025	As of December 31, 2024	Increase (Decrease)	Percent Change
Commercial and industrial	$226,819	$254,702	$(27,883)	(10.95%)
Real estate:
Construction and development	225,051	218,617	6,434	2.94%
Commercial real estate	866,891	866,684	207	0.02%
Farmland	139,455	147,191	(7,736)	(5.26%)
1-4 family residential	534,991	529,006	5,985	1.13%
Multi-family residential	51,249	51,538	(289)	(0.56%)
Consumer and overdrafts	51,071	51,673	(602)	(1.17%)
Agricultural	12,634	11,726	908	7.74%
Total loans held for investment	$2,108,161	$2,131,137	$(22,976)	(1.08%)

Total loans held for sale	$150	$143	$7	4.90%

(Continued)

41.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of March 31, 2025 are summarized in the following table:

	As of March 31, 2025
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$85,037	$94,408	$44,734	$2,640	$226,819
Real estate:
Construction and development	70,486	60,522	59,085	34,958	225,051
Commercial real estate	40,046	239,235	310,699	276,911	866,891
Farmland	33,158	31,864	35,491	38,942	139,455
1-4 family residential	26,561	32,936	166,410	309,084	534,991
Multi-family residential	—	24,680	15,590	10,979	51,249
Consumer	15,381	33,054	878	1,758	51,071
Agricultural	8,448	4,064	122	—	12,634
Total loans	$279,117	$520,763	$633,009	$675,272	$2,108,161
Amounts with fixed rates	$135,456	$369,145	$31,199	$30,873	$566,673
Amounts with adjustable rates	$143,661	$151,618	$601,810	$644,399	$1,541,488

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

Nonperforming assets as a percentage of total loans were 0.23% at both March 31, 2025 and December 31, 2024. The Bank's nonperforming assets consist primarily of other real estate owned and nonaccrual loans.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$4,756	$3,729
Total nonperforming loans	4,756	3,729
Other real estate owned:
Residential real estate	—	1,184
Total other real estate owned	—	1,184
Repossessed assets owned	22	22
Total other assets owned	22	1,206
Total nonperforming assets	$4,778	$4,935
Ratio of nonaccrual loans to total loans(1)	0.23%	0.17%
Ratio of nonperforming assets to total loans(1)	0.23%	0.23%
Ratio of nonperforming assets to total assets	0.15%	0.16%

(1) Excludes loans held for sale of $150,000 and $143,000 as of March 31, 2025 and December 31, 2024, respectively.

(Continued)

42.

The following table presents nonaccrual loans by category as of:

(in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$284	$536
Real estate:
Commercial real estate	219	227
Farmland	419	421
1-4 family residential	3,509	2,288
Consumer and overdrafts	287	219
Agricultural	38	38
Total	$4,756	$3,729

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

Credits rated as loss are charged off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	March 31, 2025
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$225,072	$482	$981	$—	$—	$284	$226,819
Real estate:
Construction and development	221,361	3,690	—	—	—	—	225,051
Commercial real estate	847,136	18,000	1,536	—	—	219	866,891
Farmland	135,568	3,304	164	—	—	419	139,455
1-4 family residential	531,239	243	—	—	—	3,509	534,991
Multi-family residential	51,249	—	—	—	—	—	51,249
Consumer and overdrafts	50,683	101	—	—	—	287	51,071
Agricultural	12,585	—	11	—	—	38	12,634
Total	$2,074,893	$25,820	$2,692	$—	$—	$4,756	$2,108,161

(Continued)

43.

	December 31, 2024
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$253,049	$572	$545	$—	$—	$536	$254,702
Real estate:
Construction and development	214,908	3,709	—	—	—	—	218,617
Commercial real estate	842,093	22,806	1,558	—	—	227	866,684
Farmland	144,876	1,687	207	—	—	421	147,191
1-4 family residential	525,595	1,123	—	—	—	2,288	529,006
Multi-family residential	51,538	—	—	—	—	—	51,538
Consumer and overdrafts	51,436	18	—	—	—	219	51,673
Agricultural	11,603	—	85	—	—	38	11,726
Total	$2,095,098	$29,915	$2,395	$—	$—	$3,729	$2,131,137

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, including changes in interest rates. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of March 31, 2025, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors. Therefore, no related ACL was recorded and there was no related provision expense recognized during the three months ended March 31, 2025.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no ACL has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of March 31, 2025, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

In determining the ACL for loans held for investment, we primarily estimate losses on segments of loans with similar risk characteristics and where the potential loss can be identified and reasonably determined. For loans that do not share similar risk characteristics with our existing segments, they are evaluated individually for an ACL. Our portfolio is segmented by regulatory call report codes, with additional segments for SBA loans acquired from Westbound Bank and for SBA loans originated by us. The segments are further disaggregated by internally assigned risk rating classifications. The balance of the ACL is determined using the CECL model, which considers historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and reasonable and supportable forecasts of the impact of future economic conditions on loan loss rates. Please see Part II, Item 7, “Critical Accounting Policies - Loans and Allowance for Credit Losses” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

(Continued)

44.

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

As of March 31, 2025, the ACL for loans totaled $27.9 million, or 1.32%, of total loans, excluding those held for sale. As of December 31, 2024, the ACL for loans totaled $28.3 million, or 1.33%, of total loans, excluding those held for sale. The decrease in the ACL of $425,000, or 1.5%, was primarily due to a decrease in the overall loan portfolio during the first quarter of 2025.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For The Three Months Ended March 31,		As of and For The Year Ended December 31,
(dollars in thousands)	2025	2024	2024
Average loans outstanding(1)	$2,118,783	$2,299,177	$2,207,359
Gross loans outstanding at end of period(2)	2,108,161	2,265,257	2,131,137
Allowance for credit losses at beginning of the period	28,290	30,920	30,920
Reversal of provision for credit losses	(300)	(250)	(2,200)
Charge offs:
Commercial and industrial	93	216	630
Real estate:
Consumer	3	35	106
Overdrafts	49	59	242
Total charge-offs	145	310	978
Recoveries:
Commercial and industrial	1	174	408
Real estate:
Consumer	7	7	85
Agriculture	—	2	3
Overdrafts	12	17	52
Total recoveries	20	200	548
Net charge-offs	125	110	430
Allowance for credit losses at end of period	$27,865	$30,560	$28,290
Ratio of allowance to end of period loans(2)	1.32%	1.35%	1.33%
Ratio of net charge-offs to average loans(1)	0.01%	0.00%	0.02%

Total nonaccrual loans	$4,756	$6,161	$3,729
Ratio of allowance to nonaccrual loans	585.9%	496.0%	758.7%

(1) Includes average outstanding balances of loans held for sale of $561,000, $704,000 and $2.4 million for the three months ended March 31, 2025 and 2024, and for the year ended December 31, 2024, respectively.

(2) Excludes loans held for sale of $150,000, $874,000 and $3.2 million for the three months ended March 31, 2025 and 2024, and for the year ended December 31, 2024, respectively.

The ratio of ACL to nonperforming loans decreased from 758.7% at December 31, 2024 to 585.9% at March 31, 2025. Nonperforming loans increased to $4.8 million at March 31, 2025, compared to $3.7 million at December 31, 2024.

(Continued)

45.

Net charge-offs for the quarter ended March 31, 2025 totaled $125,000, compared to $110,000 for the same quarter of 2024. The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding by loan category for the dates indicated:

	Three Months Ended March 31,
	2025	2024
Commercial and industrial	0.04%	0.01%
Consumer	(0.01%)	0.05%
Agricultural	—	(0.02%)
Overdrafts	11.49%	12.21%
Net charge-offs to total loans	0.01%	—

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

	As of March 31, 2025		As of December 31, 2024
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$2,610	9.37%	$2,973	10.51%
Real estate:
Construction and development	2,765	9.92%	2,738	9.68%
Commercial real estate	11,609	41.66%	11,718	41.42%
Farmland	1,748	6.27%	1,830	6.47%
1-4 family residential	7,663	27.50%	7,656	27.06%
Multi-family residential	516	1.85%	528	1.87%
Total real estate	24,301	87.20%	24,470	86.50%
Consumer and overdrafts	818	2.94%	847	2.99%
Agricultural	136	0.49%	—	—
Total allowance for credit losses	$27,865	100.00%	$28,290	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2025, the carrying amount of our investment securities totaled $667.8 million, a decrease of $7.2 million, or 1.1%, compared to $675.0 million as of December 31, 2024. Investment securities represented 21.2% and 21.7% of total assets as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, securities available for sale totaled $362.6 million and securities held to maturity totaled $305.2 million. As of December 31, 2024, securities available for sale totaled $340.3 million and securities held to maturity totaled $334.7 million.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in equity. As of March 31, 2025, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore, the Company carried no ACL with respect to our securities portfolio at March 31, 2025.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $7.6 million at March 31, 2025,

(Continued)

46.

compared to a net unamortized, unrealized loss of $7.1 million at December 31, 2024. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,489	$—	$775	$8,714
Treasury securities	64,221	—	242	63,979
Corporate bonds	22,285	—	1,362	20,923
Municipal securities	138,451	209	6,625	132,035
Mortgage-backed securities	395,043	1,656	27,493	369,206
Collateralized mortgage obligations	53,012	85	7,138	45,959
Total	$682,501	$1,950	$43,635	$640,816

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,449	$—	$948	$8,501
Treasury securities	73,886	—	505	73,381
Corporate bonds	27,805	—	1,822	25,983
Municipal securities	154,944	364	7,020	148,288
Mortgage-backed securities	374,650	487	33,137	342,000
Collateralized mortgage obligations	55,059	33	9,696	45,396
Total	$695,793	$884	$53,128	$643,549

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of March 31, 2025 and December 31, 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

The following tables set forth the fair value of available for sale securities and the amortized cost of held to maturity securities, expected maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated.

	As of March 31, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,489	1.35%	$—	—	$—	—	$9,489	1.35%
Treasury securities	54,098	2.06%	9,948	3.75%	—	—	—	—	64,046	3.52%
Corporate bonds	1,979	4.14%	—	—	18,944	4.01%	—	—	20,923	4.02%
Municipal securities	10,322	3.09%	30,572	2.84%	71,206	3.08%	26,399	3.13%	138,499	3.04%
Mortgage-backed securities	—	—	121,520	3.34%	224,193	3.66%	37,347	4.01%	383,060	3.60%
Collateralized mortgage obligations	837	2.77%	25,814	3.89%	20,641	1.20%	4,491	1.06%	51,783	2.45%
Total	$67,236	3.43%	$197,343	3.26%	$334,984	3.41%	$68,237	3.39%	$667,800	3.37%

(Continued)

47.

	As of December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,331	1.35%	$—	—	$—	—	$9,331	1.35%
Treasury securities	19,861	2.95%	19,696	2.86%	—	—	—	—	39,557	2.91%
Corporate bonds	7,373	3.17%	1,851	4.13%	17,836	4.00%	—	—	27,060	3.80%
Municipal securities	11,961	2.81%	38,283	2.88%	76,188	2.99%	37,072	3.10%	163,504	2.98%
Mortgage-backed securities	—	—	45,172	2.17%	219,159	3.15%	36,263	3.65%	300,594	3.07%
Collateralized mortgage obligations	1,319	2.91%	19,993	2.92%	17,679	2.03%	13,713	1.20%	52,704	2.10%
Total	$40,514	2.95%	$134,326	2.54%	$330,862	3.11%	$87,048	2.98%	$592,750	2.95%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.32 years with an estimated effective duration of 4.07 years as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders' equity.

The average yield of our securities portfolio was 3.37% and 2.95% as of March 31, 2025 and December 31, 2024, respectively. Average yield went up 42 basis points primarily due to a 61 basis point increase in yield on treasury securities, a 53 basis point increase in yield on mortgage-backed securities and a 6 basis point increase in yield on municipal securities. As of March 31, 2025, the fair value of available for sale and amortized cost of held to maturity mortgage-backed securities and municipal securities, our two largest segments of securities, comprised 57.4% and 20.7% of the portfolio, respectively. As of December 31, 2024, mortgage-backed securities and municipal securities comprised 50.7% and 27.6% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average total deposits for the three months ended March 31, 2025 were $2.67 billion, an increase of $32.5 million, or 1.7%, compared to $2.64 billion for the year ended December 31, 2024. The average rate paid on total interest-bearing deposits was 2.83% and 3.24% for the three months ended March 31, 2025 and year ended December 31, 2024, respectively. The decrease in average rates between periods was driven primarily by the continued repricing of certificates of deposit at lower rates and from the 100 basis point interest rate decrease by the Federal Reserve in late 2024.

The following table presents the average balance of, and rate paid on, deposits for the periods indicated:

(Continued)

48.

	Three Months Ended March 31,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW and interest-bearing demand accounts	$221,596	0.98%	$240,034	1.21%
Savings accounts	121,371	0.54%	122,212	0.75%
Money market accounts	748,885	2.52%	702,625	3.26%
Certificates and other time deposits	755,263	4.05%	724,248	4.34%
Total interest-bearing deposits	1,847,115	2.83%	1,789,119	3.25%
Noninterest-bearing demand accounts	822,324	—	823,638	—
Total deposits	$2,669,439	1.96%	$2,612,757	2.23%

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Three Months Ended March 31, 2025	For the Year Ended December 31, 2024	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$221,596	$220,801	$795	0.36%
Savings accounts	121,371	119,760	1,611	1.35%
Money market accounts	748,885	726,080	22,805	3.14%
Certificates and other time deposits	755,263	749,031	6,232	0.83%
Total interest-bearing deposits	1,847,115	1,815,672	31,443	1.73%
Noninterest-bearing demand accounts	822,324	821,291	1,033	0.13%
Total deposits	$2,669,439	$2,636,963	$32,476	1.23%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2025 and year ended December 31, 2024 was 30.8% and 31.2%, respectively.

Total deposits as of March 31, 2025 were $2.70 billion, an increase of $12.2 million, or 0.5%, compared to $2.69 billion as of December 31, 2024.

Noninterest-bearing deposits as of March 31, 2025 were $845.7 million, compared to $837.4 million as of December 31, 2024, an increase of $8.3 million, or 1.0%.

Total interest-bearing deposits as of March 31, 2025 and December 31, 2024 were $1.86 billion and $1.85 billion, respectively, which represented a slight increase of $3.9 million, or 0.2%.

The aggregate amount of certificates and other time deposits in denominations greater than $250,000 as of March 31, 2025 and December 31, 2024 was $301.7 million and $311.4 million, respectively.

The amount of uninsured certificates of deposit will differ from the total amount of certificates of deposit greater than $250,000 due to various factors, including joint account ownership. The following table sets forth the amount of uninsured certificates of deposit greater than $250,000 by time remaining until maturity as of March 31, 2025.

(dollars in thousands)	March 31, 2025
Under 3 months	$58,090
3 to 6 months	92,550
6 to 12 months	93,922
Over 12 months	4,181
Total	$248,743

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2025 and December 31, 2024, total borrowing capacity of $1.02 billion and $1.03 billion, respectively, was available under this arrangement. We had no outstanding FHLB borrowings as of March 31, 2025 and December 31, 2024. As of March 31, 2025, approximately $1.82 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.

(Continued)

49.

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2025 and December 31, 2024, $192.5 million and $217.9 million, respectively, were available under this arrangement. As of March 31, 2025 and December 31, 2024, approximately $239.1 million and $257.5 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of March 31, 2025 and December 31, 2024, no borrowings were outstanding under this arrangement.

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

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 Capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of $266,000 in related unamortized issuance costs on the consolidated balance sheets.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2025. The line of credit bears interest at the prime rate (7.50% as of March 31, 2025) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2026. As of March 31, 2025, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2025 and the year ended December 31, 2024, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Company also maintains two

(Continued)

50.

federal funds lines of credit with commercial banks that provide the availability to borrow up to an aggregate $75.0 million in federal funds for short-term contingent funding if necessary, of which the rate is agreed upon at the time of each advance. There were no outstanding balances on these facilities as of March 31, 2025 and December 31, 2024. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

Contingent liquidity sources and availability as of March 31, 2025 are provided below. The table below shows our total lines of credit and current borrowings as of March 31, 2025 and total amounts available for future borrowings, if necessary.

	March 31, 2025		Total Available for Future Liquidity
(dollars in thousands)	Line of Credit	Borrowings
FHLB advances	$1,020,544	$—	$1,020,544
Federal Reserve discount window	192,479	—	192,479
Federal funds lines of credit	75,000	—	75,000
Correspondent bank line of credit	25,000	—	25,000
Total liquidity lines			$1,313,023

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.11 billion for the three months ended March 31, 2025 and $3.13 billion for the year ended December 31, 2024.

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Sources of Funds:
Deposits:
Noninterest-bearing	26.45%	26.27%
Interest-bearing	59.41%	58.08%
Advances from FHLB	0.00%	2.07%
Line of credit	0.01%	0.01%
Subordinated debt	1.35%	1.41%
Securities sold under agreements to repurchase	1.41%	1.20%
Accrued interest and other liabilities	0.96%	1.17%
Equity	10.41%	9.79%
Total	100.00%	100.00%

Uses of Funds:
Loans	67.25%	69.65%
Securities available for sale	11.30%	8.47%
Securities held to maturity	10.31%	11.46%
Nonmarketable equity securities	0.55%	0.69%
Federal funds sold	3.42%	2.12%
Interest-bearing deposits in other banks	0.18%	0.17%
Other noninterest-earning assets	6.99%	7.44%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	30.81%	35.25%
Average loans to average deposits	79.37%	89.65%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, decreased $180.4 million, or 7.8%, for the three months ended March 31, 2025, compared to the same period in 2024, while our average deposits increased $56.7 million, or 2.2%, for the same time period. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of March 31, 2025, we had $298.7 million in outstanding commitments to extend credit and $10.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2024, we had $289.8 million in outstanding commitments to extend credit and $10.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

(Continued)

51.

As of March 31, 2025 and December 31, 2024, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2025, we had cash and cash equivalents of $217.8 million, compared to $146.0 million as of December 31, 2024. The increase was primarily due to an increase in federal funds sold of $68.6 million, which is used for liquidity purposes.

Capital Resources

Total equity increased to $325.8 million as of March 31, 2025, compared to $319.1 million as of December 31, 2024, an increase of $6.7 million, or 2.1%. The increase from December 31, 2024 resulted primarily from net income of $8.6 million, $4.7 million of other comprehensive income related to improvements in unrealized losses on our investment securities, and $1.3 million related to the exercise of stock options during the first quarter of 2025. These were partially offset by $5.2 million in treasury stock repurchases and $2.8 million in dividends paid during the first quarter of 2025.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2025 and December 31, 2024, we were in compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk-weighted assets)	$384,928	17.24%	$382,893	17.09%
Tier 1 capital (to risk-weighted assets)	322,329	14.44%	320,185	14.29%
Tier 1 capital (to average assets)	322,329	10.42%	320,185	10.27%
CET1 capital (to risk-weighted assets)	315,112	14.11%	312,968	13.97%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$375,638	16.84%	$381,280	17.04%
Tier 1 capital (to risk weighted assets)	347,773	15.59%	353,299	15.79%
Tier 1 capital (to average assets)	347,773	11.26%	353,299	11.37%
CET1 capital (to risk-weighted assets)	347,773	15.59%	353,299	15.79%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of March 31, 2025, which consist of future cash payments associated with our contractual obligations.

	As of March 31, 2025
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$698,852	$21,902	$2,984	$—	$723,738
Subordinated debt	—	—	—	42,217	42,217
Operating leases	2,219	3,916	2,978	2,986	12,099
Total	$701,071	$25,818	$5,962	$45,203	$778,054

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to

(Continued)

52.

varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of March 31, 2025 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of March 31, 2025
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$9,138	$85	$70	$1,560	$10,853
Commitments to extend credit	169,858	59,072	15,317	54,478	298,725
Total	$178,996	$59,157	$15,387	$56,038	$309,578

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of March 31, 2025, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of March 31, 2025.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of March 31, 2025.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates. Refer to “Critical Accounting Policies” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a complete discussion of our critical accounting policies. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2024.

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for effective funds management, and we have established a

(Continued)

53.

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

(Continued)

54.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	March 31, 2025		December 31, 2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	0.07%	(11.84%)	(0.73%)	(8.82%)
+200	0.15%	(5.98%)	(0.40%)	(4.33%)
+100	(0.04%)	(2.04%)	(0.30%)	(1.18%)
Base	—	—	—	—
-100	(0.72%)	0.86%	(0.41%)	1.09%
-200	(1.04%)	(2.69%)	(0.49%)	(1.92%)

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

(Continued)

55.

The following tables reconcile, as of and for the dates set forth below, the following financial measures:

Net Unrealized Loss on Securities, Tax Effected, as a Percentage of Total Equity

(dollars in thousands)	March 31, 2025
Total equity(1)	$325,806
Less: net unrealized loss on HTM securities, tax effected	(21,317)
Total equity, including net unrealized loss on AFS and HTM securities	$304,489

Net unrealized loss on AFS securities, tax effected	11,614
Net unrealized loss on HTM securities, tax effected	21,317
Net unrealized loss on AFS and HTM securities, tax effected	$32,931

Net unrealized loss on securities as % of total equity(1)	10.1%
Total equity before impact of unrealized losses	$337,420
Net unrealized loss on securities as % of total equity before impact of unrealized losses	9.8%

Total average assets	$3,108,844
Total equity to average assets	10.5%
Total equity, adjusted for tax effected net unrealized loss, to average assets	9.8%

(1) Includes the net unrealized loss on AFS securities of $11.6 million, tax effected.

Cost of Total Deposits

	Quarter Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Total average interest-bearing deposits	$1,847,115	$1,855,713	$1,789,119
Adjustments:
Noninterest-bearing deposits	822,324	842,655	823,638
Total average deposits	$2,669,439	$2,698,368	$2,612,757

Total deposit-related interest expense	$12,877	$14,301	$14,459

Average cost of interest-bearing deposits	2.83%	3.07%	3.25%
Average cost of total deposits	1.96%	2.11%	2.23%

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

(Continued)

56.

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
•
An investment in our common stock is not an insured deposit and is subject to risk of loss; and
•
the other factors that are described under the caption “Risk Factors” or referenced in this Report, our Annual Report on Form 10-K for the year ended December 31, 2024, and other risks included in the Company’s filings with the SEC.

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

57.

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors previously disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and other risks included in the Company’s filings with the SEC. The Company’s business could be harmed by any of these risks. The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The table below contains information regarding all shares repurchased by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January, 2025	50,000	$41.74	50,000	1,025,577
February, 2025	22,349	40.20	22,349	1,003,228
March, 2025	55,188	39.65	55,188	948,040
Total	127,537	$40.57	127,537

Item 3. Defaults Upon Senior Securities

None.

(Continued)

58.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1

Loan Agreement between Guaranty Bancshares, Inc. and Frost Bank, dated March 31, 2025, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2025).

10.2

Renewal Promissory Note between Guaranty Bancshares, Inc. and Frost Bank, dated March 31, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2025).

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

59.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: May 6, 2025	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: May 6, 2025	/s/ Shalene A. Jacobson
Shalene A. Jacobson
Chief Financial Officer

60.