Form 10-Q
period 2025-06-30
GUARANTY BANCSHARES INC /TX/
filed 2025-08-06
CIK 1058867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, there were 11,347,666 outstanding shares of the registrant’s common stock, par value $1.00 per share.

GUARANTY BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	(Unaudited)	(Audited)
	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$40,302	$47,417
Federal funds sold	149,200	94,750
Interest-bearing deposits	3,664	3,797
Total cash and cash equivalents	193,166	145,964
Securities available for sale	367,929	340,304
Securities held to maturity	280,835	334,732
Loans held for sale	705	143
Loans, net of allowance for credit losses of $27,586 and $28,290, respectively	2,112,851	2,102,565
Accrued interest receivable	11,559	12,016
Premises and equipment, net	54,132	56,010
Other real estate owned	—	1,184
Cash surrender value of life insurance	43,395	42,883
Core deposit intangible, net	819	994
Goodwill	32,160	32,160
Other assets	46,604	46,599
Total assets	$3,144,155	$3,115,554
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing	$855,455	$837,432
Interest-bearing	1,853,047	1,854,735
Total deposits	2,708,502	2,692,167
Securities sold under agreements to repurchase	30,309	31,075
Accrued interest and other liabilities	31,552	31,320
Subordinated debt, net	41,985	41,918
Total liabilities	2,812,348	2,796,480
Commitments and contingencies (see Note 11)
Equity
Preferred stock, $5.00 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 14,400,611 and 14,343,326 shares issued, and 11,345,511 and 11,431,568 shares outstanding, respectively	14,401	14,343
Additional paid-in capital	233,305	231,684
Retained earnings	190,387	177,421
Treasury stock, 3,055,100 and 2,911,758 shares, respectively, at cost	(83,675)	(77,852)
Accumulated other comprehensive loss	(23,151)	(27,098)
Equity attributable to Guaranty Bancshares, Inc.	331,267	318,498
Noncontrolling interest	540	576
Total equity	331,807	319,074
Total liabilities and equity	$3,144,155	$3,115,554

See accompanying notes to consolidated financial statements.

1.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income
Loans, including fees	$33,782	$35,009	$67,098	$70,500
Securities
Taxable	4,656	3,506	9,292	6,725
Nontaxable	1,063	1,093	2,059	2,258
Nonmarketable equity securities	93	280	210	528
Federal funds sold and interest-bearing deposits	1,557	825	2,775	1,454
Total interest income	41,151	40,713	81,434	81,465

Interest expense
Deposits	12,762	14,824	25,639	29,283
FHLB advances and federal funds purchased	—	1,207	—	3,127
Subordinated debt	467	511	909	1,028
Other borrowed money	258	291	496	560
Total interest expense	13,487	16,833	27,044	33,998

Net interest income	27,664	23,880	54,390	47,467
Reversal of provision for credit losses	—	(1,200)	(300)	(1,450)
Net interest income after reversal of provision for credit losses	27,664	25,080	54,690	48,917

Noninterest income
Service charges	1,073	1,098	2,159	2,167
Net realized gain on sale of loans	339	227	479	499
Merchant and debit card fees	1,861	2,122	3,988	3,828
Other income	2,287	1,152	3,967	3,363
Total noninterest income	5,560	4,599	10,593	9,857

Noninterest expense
Employee compensation and benefits	11,788	11,723	24,028	24,160
Occupancy expenses	3,093	2,924	6,266	5,671
Other expenses	5,825	5,955	11,621	11,463
Total noninterest expense	20,706	20,602	41,915	41,294

Income before income taxes	12,518	9,077	23,368	17,480
Income tax provision	2,535	1,654	4,762	3,376
Net earnings	$9,983	$7,423	$18,606	$14,104
Net loss attributable to noncontrolling interest	19	12	36	19
Net earnings attributable to Guaranty Bancshares, Inc.	$10,002	$7,435	$18,642	$14,123
Basic earnings per share	$0.88	$0.65	$1.64	$1.23
Diluted earnings per share	$0.87	$0.65	$1.63	$1.22

See accompanying notes to consolidated financial statements.

2.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings	$9,983	$7,423	$18,606	$14,104
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period, net of tax	(732)	1,599	4,052	46
Change in net unrealized loss on available for sale securities transferred to held to maturity, net of tax	(15)	(154)	(105)	(321)
Unrealized (losses) gains on securities, net of tax	(747)	1,445	3,947	(275)

Total other comprehensive (loss) income	(747)	1,445	3,947	(275)

Comprehensive income	9,236	8,868	22,553	13,829
Less: comprehensive loss attributable to noncontrolling interest	19	12	36	19
Comprehensive income attributable to Guaranty Bancshares, Inc.	$9,255	$8,880	$22,589	$13,848

See accompanying notes to consolidated financial statements.

3.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Six Months Ended June 30, 2025
Balance at December 31, 2024	$—	$14,343	$231,684	$177,421	$(77,852)	$(27,098)	$576	$319,074
Net earnings	—	—	—	18,642	—	—	(36)	18,606
Other comprehensive income	—	—	—	—	—	3,947	—	3,947
Exercise of stock options, net of shares surrendered for cashless exercises and tax withholdings	—	56	1,391	—	—	—	—	1,447
Purchase of treasury stock	—	—	—	—	(5,794)	—	—	(5,794)
Excise tax on stock repurchases	—	—	—	—	(29)	—	—	(29)
Restricted stock grants	—	2	(2)	—	—	—	—	—
Stock based compensation	—	—	232	—	—	—	—	232
Cash dividends:
Common - $0.50 per share	—	—	—	(5,676)	—	—	—	(5,676)
Total equity at June 30, 2025	$—	$14,401	$233,305	$190,387	$(83,675)	$(23,151)	$540	$331,807

For the Three Months Ended June 30, 2025
Balance at March 31, 2025	$—	$14,396	$233,059	$183,221	$(83,025)	$(22,404)	$559	$325,806
Net earnings	—	—	—	10,002	—	—	(19)	9,983
Other comprehensive loss	—	—	—	—	—	(747)	—	(747)
Exercise of stock options, net of shares surrendered for cashless exercises and tax withholdings	—	5	126	—	—	—	—	131
Purchase of treasury stock	—	—	—	—	(621)	—	—	(621)
Excise tax on stock repurchases	—	—	—	—	(29)	—	—	(29)
Stock based compensation	—	—	120	—	—	—	—	120
Cash dividends:
Common - $0.25 per share	—	—	—	(2,836)	—	—	—	(2,836)
Total equity at June 30, 2025	$—	$14,401	$233,305	$190,387	$(83,675)	$(23,151)	$540	$331,807

See accompanying notes to consolidated financial statements.

4.

	Attributable to Guaranty Bancshares, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$—	$14,242	$228,986	$156,878	$(71,484)	$(25,322)	$546	$303,846
Net earnings	—	—	—	14,123	—	—	(19)	14,104
Other comprehensive loss	—	—	—	—	—	(275)	—	(275)
Exercise of stock options	—	25	539	—	—	—	—	564
Purchase of treasury stock	—	—	—	—	(4,427)	—	—	(4,427)
Restricted stock grants	—	2	(2)	—	—	—	—	—
Stock based compensation	—	—	270	—	—	—	—	270
Cash dividends:
Common - $0.48 per share	—	—	—	(5,512)	—	—	—	(5,512)
Total equity at June 30, 2024	$—	$14,269	$229,793	$165,489	$(75,911)	$(25,597)	$527	$308,570

For the Three Months Ended June 30, 2024
Balance at March 31, 2024	$—	$14,248	$229,187	$160,797	$(71,819)	$(27,042)	$539	$305,910
Net earnings	—	—	—	7,435	—	—	(12)	7,423
Other comprehensive income	—	—	—	—	—	1,445	—	1,445
Exercise of stock options	—	22	473	—	—	—	—	495
Purchase of treasury stock	—	—	—	—	(4,092)	—	—	(4,092)
Restricted stock grants	—	(1)	1	—	—	—	—	—
Stock based compensation	—	—	132	—	—	—	—	132
Dividends:
Common - $0.24 per share	—	—	—	(2,743)	—	—	—	(2,743)
Total equity at June 30, 2024	$—	$14,269	$229,793	$165,489	$(75,911)	$(25,597)	$527	$308,570

See accompanying notes to consolidated financial statements.

5.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net earnings	$18,606	$14,104
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,229	2,036
Amortization	308	352
Deferred taxes	(334)	312
Premium amortization, net of discount accretion	66	851
Gain on sale of loans	(479)	(499)
Reversal of provision for credit losses	(300)	(1,450)
Origination of loans held for sale	(13,519)	(16,347)
Proceeds from loans held for sale	13,436	16,951
Write-down of other real estate and repossessed assets	—	900
Net loss (gain) on sale of premises, equipment, other real estate owned and other assets	244	(9)
Stock based compensation	232	270
Net change in accrued interest receivable and other assets	(858)	3,503
Net change in accrued interest payable and other liabilities	140	529
Net cash provided by operating activities	$19,771	$21,503

Cash flows from investing activities
Securities available for sale:
Purchases	$(49,372)	$(857,736)
Proceeds from maturities and principal repayments	27,305	811,023
Securities held to maturity:
Proceeds from maturities and principal repayments	53,297	55,348
Net (origination) repayments of loans	(10,016)	90,851
Purchases of premises and equipment	(356)	(2,593)
Proceeds from sale of premises, equipment, other real estate owned and other assets	964	161
Net cash provided by investing activities	$21,822	$97,054

See accompanying notes to consolidated financial statements.

6.

GUARANTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from financing activities
Net change in deposits	$16,335	$(7,084)
Net change in securities sold under agreements to repurchase	(766)	1
Proceeds from FHLB advances	—	1,125,000
Repayment of FHLB advances	—	(1,220,000)
Proceeds from line of credit	2,000	—
Repayment of line of credit	(2,000)	(4,500)
Repayments of debentures	—	(2,000)
Purchase of treasury stock	(5,794)	(4,427)
Excise tax on stock repurchases	(29)	—
Exercise of stock options	1,447	564
Cash dividends paid	(5,584)	(5,423)
Net cash provided by (used in) financing activities	$5,609	$(117,869)
Net change in cash and cash equivalents	47,202	688
Cash and cash equivalents at beginning of period	145,964	89,524
Cash and cash equivalents at end of period	$193,166	$90,212

Supplemental disclosures of cash flow information
Interest paid	$27,652	$33,624
Income taxes paid	5,270	4,225

Supplemental schedule of noncash investing and financing activities
Cash dividends accrued	$2,836	$2,743
Transfer of loans to other real estate owned and repossessed assets	30	16,233

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

8.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 2 - MARKETABLE SECURITIES

The following tables summarize the amortized cost and fair value of available for sale and held to maturity securities as of June 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Treasury securities	$44,516	$—	$133	$44,383
Corporate bonds	21,766	—	1,297	20,469
Municipal securities	14,003	328	—	14,331
Mortgage-backed securities	284,189	1,044	14,306	270,927
Collateralized mortgage obligations	19,083	80	1,344	17,819
Total available for sale	$383,557	$1,452	$17,080	$367,929

Held to maturity:
U.S. government agencies	$9,529	$—	$691	$8,838
Municipal securities	135,556	101	6,612	129,045
Mortgage-backed securities	104,175	—	14,178	89,997
Collateralized mortgage obligations	31,575	—	5,882	25,693
Total held to maturity	$280,835	$101	$27,363	$253,573

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Treasury securities	$44,015	$—	$340	$43,675
Corporate bonds	27,805	—	1,822	25,983
Municipal securities	2,318	75	—	2,393
Mortgage-backed securities	265,369	487	17,122	248,734
Collateralized mortgage obligations	21,554	33	2,068	19,519
Total available for sale	$361,061	$595	$21,352	$340,304

Held to maturity:
U.S. government agencies	$9,449	$—	$948	$8,501
Treasury securities	29,871	—	165	29,706
Municipal securities	152,626	289	7,020	145,895
Mortgage-backed securities	109,281	—	16,015	93,266
Collateralized mortgage obligations	33,505	—	7,628	25,877
Total held to maturity	$334,732	$289	$31,776	$303,245

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The unrealized holding gains and losses at the date of transfer are retained in accumulated other comprehensive loss and in the carrying value of the held to maturity securities and are amortized or accreted over the remaining life of the security. During the second quarter of 2022, we transferred $106,157 of securities from available for sale to held to maturity, which included a net unrealized loss on the date of transfer of $13,186. During the third quarter of 2021, we transferred $172,292 of securities from available for sale to held to maturity, which included a net unrealized gain on the date of transfer of $10,235. These unamortized unrealized losses and unaccreted unrealized gains on our transferred securities are included in accumulated other comprehensive loss on our balance sheet and they netted to an unrealized loss of $7,603 at June 30, 2025 compared to an unrealized loss of $7,498 at December 31, 2024. This amount will continue to be amortized and accreted out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

There is no allowance for credit losses recorded for our available for sale or held to maturity debt securities as of June 30, 2025 or December 31, 2024.

(Continued)

9.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Information pertaining to securities with gross unrealized losses as of June 30, 2025 and December 31, 2024, for which no allowance for credit losses has been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is detailed in the following tables:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2025	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Treasury securities	$(133)	$44,383	$—	$—	$(133)	$44,383
Corporate bonds	—	—	(1,297)	20,469	(1,297)	20,469
Mortgage-backed securities	(1,115)	90,985	(13,191)	97,544	(14,306)	188,529
Collateralized mortgage obligations	—	—	(1,344)	9,650	(1,344)	9,650
Total available for sale	$(1,248)	$135,368	$(15,832)	$127,663	$(17,080)	$263,031

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2024	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Treasury securities	$(340)	$43,675	$—	$—	$(340)	$43,675
Corporate bonds	—	—	(1,822)	25,983	(1,822)	25,983
Mortgage-backed securities	(1,689)	99,924	(15,433)	101,274	(17,122)	201,198
Collateralized mortgage obligations	(385)	6,538	(1,683)	10,884	(2,068)	17,422
Total available for sale	$(2,414)	$150,137	$(18,938)	$138,141	$(21,352)	$288,278

There were 254 investments in an unrealized loss position at June 30, 2025, of which 102 were available for sale debt securities in an unrealized loss position with no recorded allowance for credit losses. The available for sale securities in a loss position included treasury securities, corporate bonds, mortgage-backed securities and collateralized mortgage obligations. Management evaluates available for sale debt securities in an unrealized loss position to determine whether the impairment is due to credit-related factors or noncredit-related factors. With respect to the treasury securities, collateralized mortgage obligations, and mortgage-backed securities issued by the U.S. government and its agencies, the Company has determined that the decline in fair value is not due to credit-related factors. The Company monitors the credit quality of other debt securities through the use of credit ratings and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal or corporate securities, relative to their amortized cost, is due to credit-related factors. Triggers to prompt further investigation of securities when the fair value is less than the amortized cost are when a security has been downgraded and falls below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value. Consideration is given to (1) the extent to which fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on evaluation of available evidence, management believes the unrealized losses on the securities as of June 30, 2025 and December 31, 2024 are not credit-related. Management does not have the intent to sell any of these securities and believes that it is more likely than not the Company will not have to sell any such securities before recovery of cost. The fair values are expected to recover as the securities approach their maturity date or repricing date or if market yields for the investments decline. Accordingly, no allowance for credit losses has been recorded for these securities.

Management assesses held to maturity securities sharing similar risk characteristics on a collective basis for expected credit losses under the current expected credit losses ("CECL") methodology. As of June 30, 2025 and December 31, 2024, our held to maturity securities consisted of U.S. government agencies, treasury securities, municipal bonds, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government and its agencies. With regard to the treasuries, collateralized mortgage obligations and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Mortgage-backed securities and collateralized mortgage obligations are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the government National Mortgage Association. For municipal securities, management reviewed key risk indicators, including ratings by credit agencies when available, and determined that there is no current expectation of credit loss. Accordingly, there is no

(Continued)

10.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

allowance for credit losses recorded for our available for sale or held to maturity debt securities as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, there were no holdings of securities of any one issuer, other than the collateralized mortgage obligations, treasuries and mortgage-backed securities issued by the U.S. government and its agencies, in an amount greater than 10% of total equity attributable to Guaranty Bancshares, Inc.

Securities with fair values of approximately $283,056 and $316,120 at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public fund deposits and for other purposes as required or permitted by law.

There were no available for sale or held to maturity securities sold during the three and six months ended June 30, 2025 or 2024.

The contractual maturities at June 30, 2025 of available for sale and held to maturity securities at carrying value and estimated fair value are shown below. The Company invests in securities that may have expected maturities that differ from their contractual maturities. These differences arise because borrowers and/or issuers may have the right to call or prepay their obligation with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
June 30, 2025	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$36,533	$36,407	$4,727	$4,717
Due after one year through five years	9,995	9,959	39,681	38,373
Due after five years through ten years	22,071	20,849	73,557	70,530
Due after ten years	11,686	11,968	27,120	24,263
Mortgage-backed securities	284,189	270,927	104,175	89,997
Collateralized mortgage obligations	19,083	17,819	31,575	25,693
Total securities	$383,557	$367,929	$280,835	$253,573

(Continued)

11.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s loan portfolio by type of loan as of:

	June 30, 2025	December 31, 2024
Commercial and industrial	$210,504	$254,702
Real estate:
Construction and development	249,172	218,617
Commercial real estate	876,112	866,684
Farmland	122,115	147,191
1-4 family residential	544,705	529,006
Multi-family residential	77,134	51,538
Consumer	47,882	51,394
Agricultural	13,491	11,726
Overdrafts	326	279
Total loans	2,141,441	2,131,137
Net of:
Deferred loan fees, net	(1,004)	(282)
Allowance for credit losses	(27,586)	(28,290)
Total net loans(1)	$2,112,851	$2,102,565

(1) Excludes accrued interest receivable on loans of $8,095 and $8,399 as of June 30, 2025 and December 31, 2024, respectively, which is presented separately on the consolidated balance sheets.

(Continued)

12.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company’s estimate of the allowance for credit losses (“ACL”) reflects losses expected over the remaining contractual life of the assets, adjusted for expected prepayments when appropriate. The contractual term does not consider possible extensions, renewals or modifications. The following tables present the activity in the ACL by class of loans for the six months ended June 30, 2025, for the year ended December 31, 2024 and for the six months ended June 30, 2024:

For the Six Months Ended June 30, 2025	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$2,973	$2,738	$11,718	$1,830	$7,656	$528	$844	$—	$3	$28,290
(Reversal of) provision for credit losses	(144)	(1)	(225)	(100)	(67)	(17)	27	135	92	(300)
Loans charged-off	(271)	—	—	—	(2)	—	(91)	—	(112)	(476)
Recoveries	25	—	—	—	—	—	23	—	24	72
Ending balance	$2,583	$2,737	$11,493	$1,730	$7,587	$511	$803	$135	$7	$27,586

For the Year Ended December 31, 2024	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	$30,920
(Reversal of) provision for credit losses	(524)	(885)	(539)	(401)	186	7	(80)	(155)	191	(2,200)
Loans charged-off	(630)	—	—	—	—	—	(106)	—	(242)	(978)
Recoveries	408	—	—	—	—	—	85	3	52	548
Ending balance	$2,973	$2,738	$11,718	$1,830	$7,656	$528	$844	$—	$3	$28,290

For the Six Months Ended June 30, 2024	Commercial and industrial	Construction and development	Commercial real estate	Farmland	1-4 family residential	Multi-family residential	Consumer	Agricultural	Overdrafts	Total
Allowance for credit losses:
Beginning balance	$3,719	$3,623	$12,257	$2,231	$7,470	$521	$945	$152	$2	30,920
(Reversal of) provision for credit losses	(477)	(717)	(78)	(154)	(69)	19	(41)	(12)	79	(1,450)
Loans charged-off	(230)	—	—	—	—	—	(85)	—	(110)	(425)
Recoveries	174	—	—	—	—	—	29	2	32	237
Ending balance	$3,186	$2,906	$12,179	$2,077	$7,401	$540	$848	$142	$3	$29,282

(Continued)

13.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

We recorded no provision for credit losses during the second quarter of 2025, compared to a $300 reversal made year-to-date in 2025 and a total reversal of provision for credit losses in 2024 of $2,200. Although gross loan balances increased slightly by $33.3 million during the second quarter of 2025, minor reductions were made to certain qualitative factor adjustments already in place primarily due to more stabilized economic outlooks, reduced risk in our real estate portfolio and reduction in overall loan volume during the period, all of which contributed to management's assessment for no provision during the second quarter of 2025.

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

(Continued)

14.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the credit exposure in the Company’s loan portfolio, by year of origination, as of June 30, 2025:

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Total
Commercial and industrial:
Pass	$13,795	$30,643	$21,505	$40,524	$24,791	$22,660	$55,112	$209,030
Special mention	—	21	—	—	38	361	35	455
Substandard	—	33	—	638	—	75	10	756
Nonaccrual	—	13	35	200	—	8	7	263
Total commercial and industrial loans	$13,795	$30,710	$21,540	$41,362	$24,829	$23,104	$55,164	$210,504

Charge-offs	$—	$—	$(25)	$(91)	$(27)	$(128)	$—	$(271)
Recoveries	—	—	—	24	—	1	—	25
Current period net	$—	$—	$(25)	$(67)	$(27)	$(127)	$—	$(246)

Construction and development:
Pass	$48,951	$82,198	$21,152	$29,742	$32,993	$29,248	$1,198	$245,482
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	3,690	—	—	—	3,690
Total construction and development loans	$48,951	$82,198	$21,152	$33,432	$32,993	$29,248	$1,198	$249,172

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$55,156	$65,397	$43,546	$292,157	$115,934	$241,843	$19,121	$833,154
Special mention	—	—	—	31,694	9,209	555	—	41,458
Substandard	—	—	—	—	—	1,284	—	1,284
Nonaccrual	—	—	—	—	—	216	—	216
Total commercial real estate loans	$55,156	$65,397	$43,546	$323,851	$125,143	$243,898	$19,121	$876,112

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

15.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Total
Farmland:
Pass	$7,100	$6,457	$13,333	$31,337	$36,300	$19,564	$3,917	$118,008
Special mention	—	—	—	—	—	1,767	—	1,767
Substandard	—	—	—	—	42	117	—	159
Nonaccrual	—	—	1,687	—	—	494	—	2,181
Total farmland loans	$7,100	$6,457	$15,020	$31,337	$36,342	$21,942	$3,917	$122,115

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential:
Pass	$41,657	$66,969	$57,730	$125,855	$97,192	$128,233	$23,501	$541,137
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	26	363	496	—	2,537	146	3,568
Total 1-4 family residential loans	$41,657	$66,995	$58,093	$126,351	$97,192	$130,770	$23,647	$544,705

Charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$(2)
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$(2)	$—	$(2)

Multi-family residential:
Pass	$26,399	$999	$1,740	$30,156	$14,022	$3,751	$67	$77,134
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total multi-family residential loans	$26,399	$999	$1,740	$30,156	$14,022	$3,751	$67	$77,134

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

(Continued)

16.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$12,811	$13,800	$8,368	$4,349	$2,129	$2,445	$3,884	$47,786
Special mention	4	10	26	15	3	—	—	58
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	6	22	159	120	3	54	—	364
Total consumer loans and overdrafts	$12,821	$13,832	$8,553	$4,484	$2,135	$2,499	$3,884	$48,208

Charge-offs	$(112)	$(3)	$(81)	$—	$—	$(7)	$—	$(203)
Recoveries	23	—	15	4	—	5	—	47
Current period net	$(89)	$(3)	$(66)	$4	$—	$(2)	$—	$(156)

Agricultural:
Pass	$1,911	$1,870	$798	$866	$578	$836	$6,593	$13,452
Special mention	—	1	—	—	—	—	—	1
Substandard	—	—	—	—	—	11	—	11
Nonaccrual	—	—	—	21	—	6	—	27
Total agricultural loans	$1,911	$1,871	$798	$887	$578	$853	$6,593	$13,491

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—	—
Current period net	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$207,780	$268,333	$168,172	$554,986	$323,939	$448,580	$113,393	$2,085,183
Special mention	4	32	26	31,709	9,250	2,683	35	43,739
Substandard	—	33	—	638	42	1,487	10	2,210
Nonaccrual	6	61	2,244	4,527	3	3,315	153	10,309
Total loans	$207,790	$268,459	$170,442	$591,860	$333,234	$456,065	$113,591	$2,141,441

Charge-offs	$(112)	$(3)	$(106)	$(91)	$(27)	$(137)	$—	$(476)
Recoveries	23	—	15	28	—	6	—	72
Total current period net charge-offs	$(89)	$(3)	$(91)	$(63)	$(27)	$(131)	$—	$(404)

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

(Continued)

19.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Consumer and overdrafts:
Pass	$21,519	$12,431	$6,955	$3,009	$1,192	$2,120	$4,210	$51,436
Special mention	14	4	—	—	—	—	—	18
Substandard	—	—	—	—	—	—	—	—
Nonaccrual	12	80	86	7	18	16	—	219
Total consumer loans and overdrafts	$21,545	$12,515	$7,041	$3,016	$1,210	$2,136	$4,210	$51,673

Charge-offs	$(252)	$(44)	$(43)	$—	$—	$(9)	$—	$(348)
Recoveries	52	—	—	14	3	17	51	137
Current period net	$(200)	$(44)	$(43)	$14	$3	$8	$51	$(211)

Agricultural:
Pass	$2,644	$993	$1,225	$673	$367	$597	$5,104	$11,603
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	85	—	85
Nonaccrual	—	—	21	—	—	17	—	38
Total agricultural loans	$2,644	$993	$1,246	$673	$367	$699	$5,104	$11,726

Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	3	—	3
Current period net	$—	$—	$—	$—	$—	$3	$—	$3

Total loans:
Pass	$283,954	$208,801	$630,012	$350,906	$138,808	$354,720	$127,897	$2,095,098
Special mention	69	1,691	17,138	9,434	—	1,547	36	29,915
Substandard	36	137	167	86	235	1,724	10	2,395
Nonaccrual	29	460	517	34	455	2,079	155	3,729
Total loans	$284,088	$211,089	$647,834	$360,460	$139,498	$360,070	$128,098	$2,131,137

Charge-offs	$(252)	$(51)	$(139)	$(38)	$(249)	$(15)	$(234)	$(978)
Recoveries	52	15	—	14	220	196	51	548
Total current period net (charge-offs) recoveries	$(200)	$(36)	$(139)	$(24)	$(29)	$181	$(183)	$(430)

There were no loans classified in the “doubtful” or “loss” risk rating categories as of June 30, 2025 or December 31, 2024.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans within the ACL model as of June 30, 2025.

June 30, 2025	Real Estate	Non-RE	Total	Allowance for Credit Losses Allocation
Commercial and industrial	$—	$124	$124	$32
Commercial real estate	506	—	506	100
Total	$506	$124	$630	$132

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize the payment status of loans in the Company’s total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due continuing to accrue interest as of:

June 30, 2025	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$1,029	$97	$90	$1,216	$209,288	$210,504	$—
Real estate:
Construction and development	793	121	3,690	4,604	244,568	249,172	—
Commercial real estate	279	—	201	480	875,632	876,112	—
Farmland	408	—	1,893	2,301	119,814	122,115	—
1-4 family residential	5,149	83	1,838	7,070	537,635	544,705	—
Multi-family residential	—	—	—	—	77,134	77,134	—
Consumer	145	123	172	440	47,442	47,882	—
Agricultural	—	—	21	21	13,470	13,491	—
Overdrafts	—	—	—	—	326	326	—
Total	$7,803	$424	$7,905	$16,132	$2,125,309	$2,141,441	$—

December 31, 2024	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial and industrial	$465	$231	$436	$1,132	$253,570	$254,702	$—
Real estate:
Construction and development	778	—	—	778	217,839	218,617	—
Commercial real estate	659	18	209	886	865,798	866,684	—
Farmland	307	90	140	537	146,654	147,191	—
1-4 family residential	3,587	1,261	1,214	6,062	522,944	529,006	—
Multi-family residential	—	—	—	—	51,538	51,538	—
Consumer	280	61	174	515	50,879	51,394	—
Agricultural	150	—	21	171	11,555	11,726	—
Overdrafts	—	—	—	—	279	279	—
Total	$6,226	$1,661	$2,194	$10,081	$2,121,056	$2,131,137	$—

The following table presents information regarding nonaccrual loans as of:

	June 30, 2025	December 31, 2024
Commercial and industrial	$263	$536
Real estate:
Construction and development	3,690	—
Commercial real estate	216	227
Farmland	2,181	421
1-4 family residential	3,568	2,288
Consumer and overdrafts	364	219
Agricultural	27	38
Total	$10,309	$3,729

There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual. Nonaccrual loans had reserves for credit losses applied under their pooled segments, and there were no nonaccrual loans for which there was no related allowance at June 30, 2025 and December 31, 2024.

(Continued)

21.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Modifications to Borrowers Experiencing Financial Difficulty

The following tables present the amortized cost basis of loans made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2025 and 2024.

For the Six Months Ended June 30, 2025	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial	$56	$—	$—	0.03%
1-4 family residential	—	53	81	0.01%
Consumer	—	4	—	0.00%
Agricultural	—	—	1	0.00%
Total loans	$56	$57	$82	0.01%

For the Six Months Ended June 30, 2024	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial	$43	$11	$—	0.02%
Agricultural	—	102	—	0.82%
Total loans	$43	$113	$—	0.01%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the six months ended June 30, 2025 and 2024.

For the Six Months Ended June 30, 2025
Interest Rate Reduction	Financial Effect
Construction and development	Reduced weighted-average contractual interest rate from 9.74% to 6.99%.
1-4 family residential	Reduced weighted-average contractual interest rate from 9.50% to 8.13%.
Consumer	Reduced weighted-average contractual interest rate from 9.99% to 8.89%.

Term Extension	Financial Effect
Commercial and industrial	Amortization period was extended by a weighted-average period of 2.99 years.

Combo Interest Rate and Term	Financial Effect
Commercial and industrial	Reduced weighted-average contractual interest rate from 11.75% to 11.00% and amortization period was extended by a weighted-average period of 3.19 years.
1-4 family residential	Reduced weighted-average contractual interest rate from 9.74% to 8.24% and amortization period was extended by a weighted-average period of 1.88 years.
Agricultural	Reduced weighted-average contractual interest rate from 11.25% to 11.00% and amortization period was extended by a weighted-average period of 2.02 years.

For the Six Months Ended June 30, 2024
Term Extension	Financial Effect
Commercial and industrial	Amortization period was reduced by a weighted-average period of 0.67 years.

(Continued)

22.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables provide an age analysis of loans made to borrowers experiencing financial difficulty that were modified during the last twelve months and continued to experience financial difficulty as of June 30, 2025 and December 31, 2024.

June 30, 2025	Current	30 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual
Commercial and industrial	$56	$15	$—	$—
Real estate:
Construction and development	11	—	—	—
1-4 family residential	—	—	—	134
Agricultural	1	—	—	—
Overdrafts	4	—	—	—
Total loans	$72	$15	$—	$134

December 31, 2024	Current	30 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual
Commercial and industrial	$113	$—	$—	$—
Construction and development	12	—	—	—
Total loans	$125	$—	$—	$—

As of June 30, 2025, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2025 and 2024 that subsequently defaulted.

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER DEBT

Securities sold under agreements to repurchase were $30,309 and $31,075 as of June 30, 2025 and December 31, 2024, respectively, and are secured by mortgage-backed securities and collateralized mortgage obligations.

The Company has an unsecured $25,000 revolving line of credit with a correspondent bank that bears interest at the greater of (i) the prime rate, which was 7.50% at June 30, 2025, or (ii) the rate floor of 3.50%, with interest payable quarterly, and matures in March 2026. There was no outstanding balance on the line of credit as of June 30, 2025 and December 31, 2024. The Company also maintains two federal funds lines of credit with commercial banks that provide the availability to borrow up to an aggregate $75,000 in federal funds for short-term contingent funding if necessary, of which the rate is agreed upon at the time of each advance. There were no outstanding balances on these facilities as of June 30, 2025 and December 31, 2024.

The Company had no advances from the Federal Home Loan Bank ("FHLB") outstanding as of June 30, 2025 or December 31, 2024.

NOTE 5 - SUBORDINATED DEBT

Subordinated debt was made up of the following as of:

	June 30, 2025	December 31, 2024
Trust III Debentures	$2,062	$2,062
DCB Trust I Debentures	5,155	5,155
Subordinated note, net	34,768	34,701
	$41,985	$41,918

As of June 30, 2025, the Company has two active trusts, Guaranty (TX) Capital Trust III (“Trust III”) and DCB Financial Trust I (“DCB Trust I” and together with Trust III, the "Trusts"). Upon formation, the Trusts issued trust preferred securities (“TruPS”) with a liquidation value of $1,000 per share to third parties in private placements. Concurrently with the issuance of the TruPS, the Trusts issued common securities to the Company. The Trusts invested the proceeds of the sales of their securities in junior subordinated debentures issued by the Company (“Debentures”). The Debentures mature approximately 30 years after the issuance date, which may be shortened if certain conditions are met (including the Company having

(Continued)

23.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

received prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and any other required regulatory approvals).

	Trust III	DCB Trust I
Issuance date	July 25, 2006	March 29, 2007
Capital trust pass-through securities
Number of shares	2,000	5,000
Original liquidation value	$2,000	$5,000
Common securities liquidation value	62	155

The securities held by the Trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. The Federal Reserve’s guidelines restrict core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the full amount is includable in Tier 1 capital at June 30, 2025 and December 31, 2024. Additionally, the terms provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the Debentures.

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

Trust III Debentures

Interest is payable at a variable rate per annum, reset quarterly, equal to 3-month Secured Overnight Financing Rate ("SOFR", which was 4.34% at June 30, 2025) plus 1.93%.

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

The scheduled principal payments and weighted average rates of the Debentures and the subordinated note are as follows:

Year	Current Weighted Average Rate	Principal Due
After 2030	4.10%	42,217
Total scheduled principal payments		42,217
Unamortized debt issuance costs		(232)
		$41,985

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

A summary of stock option activity in the Plan during the six months ended June 30, 2025 and 2024 follows:

Six Months Ended June 30, 2025	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	393,770	$29.24	5.93	$2,739
Granted	8,500	41.25
Exercised	(55,350)	25.83
Forfeited	(6,600)	24.55
Balance, June 30, 2025	340,320	$30.19	6.11	$4,171

Exercisable at end of period	199,680	$29.17	4.89	$2,651

(Continued)

25.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Six Months Ended June 30, 2024	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	465,680	$28.12	5.46	$2,782
Granted	59,000	28.86
Exercised	(24,650)	22.88
Forfeited	(18,600)	34.25
Balance, June 30, 2024	481,430	$28.24	5.62	$1,993

Exercisable at end of period	282,310	$26.63	3.80	$1,532

A summary of nonvested stock option activity in the Plan during the six months ended June 30, 2025 and 2024 follows:

Six Months Ended June 30, 2025	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	161,280	$6.32
Granted	8,500	10.65
Vested	(29,140)	6.04
Balance, June 30, 2025	140,640	$6.64

Six Months Ended June 30, 2024	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	182,570	$6.10
Granted	59,000	6.36
Vested	(25,950)	5.56
Forfeited	(16,500)	7.71
Balance, June 30, 2024	199,120	$6.18

Information related to stock options in the Plan is as follows for the six months ended:

	June 30, 2025	June 30, 2024
Intrinsic value of options exercised	$919	$213
Cash received from options exercised	1,430	564
Net exercise of options	17	—
Weighted average fair value of options granted	10.65	6.36

Restricted Stock Awards

A summary of restricted stock activity in the Plan during the six months ended June 30, 2025 and 2024 follows:

Six Months Ended June 30, 2025	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	8,317	$29.81
Granted	1,935	41.11
Vested	(1,272)	31.97
Balance, June 30, 2025	8,980	$31.93

Six Months Ended June 30, 2024	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	15,390	$28.87
Granted	2,388	30.49
Vested	(3,511)	28.52
Forfeited	(334)	33.43
Balance, June 30, 2024	13,933	$29.12

(Continued)

26.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Restricted stock granted to employees typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of June 30, 2025, there was $1,064 of total unrecognized compensation expense related to nonvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.74 years.

The Company granted options and restricted stock under the Plan during the first six months of 2025 and 2024. Expense of $232 and $270 was recorded during the six months ended June 30, 2025 and 2024, respectively, which represents the fair value of shares, restricted stock and stock options vested during those periods.

NOTE 7 - EMPLOYEE BENEFITS

KSOP

The Company maintains an Employee Stock Ownership Plan containing Section 401(k) provisions covering substantially all employees (“KSOP”). The KSOP provides for a matching contribution of up to 5% of a participant’s qualified compensation starting January 1, 2016. Guaranty’s total contributions accrued or paid during the six months ended June 30, 2025 and 2024 totaled $826 and $830, respectively, and is included in employee compensation and benefits on the Company’s consolidated statements of earnings.

Upon separation from service or other distributable event, a participant’s account under the KSOP may be distributed in kind in the form of the Guaranty common shares allocated to his or her account (with the balance payable in cash), or the entire account can be liquidated and distributed in cash.

As of June 30, 2025, the number of shares held by the KSOP was 863,058. There were no unallocated shares to plan participants as of June 30, 2025, and all shares held by the KSOP were treated as outstanding.

Executive Incentive Retirement Plan

The Company established a nonqualified, non-contributory executive incentive retirement plan covering a selected group of key personnel to provide benefits equal to amounts computed under an “award criteria” at various targeted salary levels as adjusted for annual earnings performance of the Company. The plan is non-funded.

In connection with the executive incentive retirement plan, the Company has purchased life insurance policies on the respective officers. The cash surrender value of life insurance policies held by the Company totaled $43,395 and $42,883 as of June 30, 2025 and December 31, 2024, respectively.

Expense related to these plans totaled $602 and $571 for the six months ended June 30, 2025 and 2024, respectively. This expense is included in employee compensation and benefits on the Company’s consolidated statements of earnings. The recorded liability totaled approximately $7,185 and $6,661 as of June 30, 2025 and December 31, 2024, respectively and is included in accrued interest and other liabilities on the Company’s consolidated balance sheets.

Bonus Plan

The Company has a bonus plan that rewards officers and employees based on performance of individual business units of the Company. Earnings and growth performance goals for each business unit and for the Company as a whole are established at the beginning of the calendar year and approved annually by Guaranty’s board of directors. The bonus plan provides for a predetermined bonus amount to be contributed to the employee bonus pool based on (i) earnings target and growth for individual business units and (ii) achieving certain pre-tax return on average equity and pre-tax return on average asset levels for the Company as a whole. These bonus amounts are established annually by Guaranty’s board of directors. The bonus expense under this plan for the six months ended June 30, 2025 and 2024 totaled $1,984 and $1,603, respectively. This expense is included in employee compensation and benefits on the consolidated statements of earnings.

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

Operating leases in which we are the lessee must be recorded as right-of-use assets with corresponding lease liabilities. The right-of-use asset represents our right to utilize the underlying asset during the lease term, while the lease liability represents the present value of the obligation of the Company to make periodic lease payments over the life of the lease. The associated operating lease costs are composed of the amortization of the right-of-use asset and the implicit interest accreted on the lease liability, which is recognized on a straight-line basis over the life of the lease. As of June 30, 2025, operating lease right-of-use assets were $10,561 and lease liabilities were $11,210, and as of December 31, 2024, operating lease right-of-use assets and lease liabilities were $11,635 and $12,300, respectively, and were included within the accompanying consolidated balance sheets as components of other assets and accrued interest and other liabilities, respectively.

Cash paid for operating leases was $1,229 and $1,154 for the six months ended June 30, 2025 and 2024, respectively. Operating lease expense for operating leases accounted for under ASC 842 for the six months ended June 30, 2025 and 2024 was approximately $1,215 and $1,168, respectively, and is included as a component of occupancy expenses within the accompanying consolidated statements of earnings.

The table below summarizes other information related to our operating leases as of:

	June 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$10,561	$11,635
Operating lease liabilities	11,210	12,300

Weighted average remaining lease term
Operating leases	6 years	7 years
Weighted average discount rate
Operating leases	2.48%	2.45%

The Company leases some of its banking facilities under non-cancelable operating leases expiring in various years through 2029 and thereafter. Minimum future lease payments under these non-cancelable operating leases as of June 30, 2025, are as follows:

Year Ended December 31,	Amount
2025	$1,091
2026	2,068
2027	1,906
2028	1,859
2029	1,308
Thereafter	3,261
Total lease payments	11,493
Less: interest	(283)
Present value of lease liabilities	$11,210

As of June 30, 2025, the Company had no additional operating leases that had not yet commenced.

NOTE 9 - INCOME TAXES

Income tax expense was as follows for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax expense for the period	$2,535	$1,654	$4,762	$3,376
Effective tax rate	20.25%	18.22%	20.38%	19.31%

(Continued)

28.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The effective tax rates differ from the statutory federal tax rate of 21% for the six months ended June 30, 2025 and 2024 largely due to tax exempt interest income earned on certain investment securities and loans.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

Concurrently with the announcement of the proposed merger with Glacier Bancorp, Inc. ("GBCI") during the second quarter of 2025, we executed interest rate swaptions, with an aggregate notional amount of $524.6 million, where, if executed, we would pay a fixed rate and receive a floating rate based on various contract levels ranging from the 1-year to 20-year SOFR. In connection with these agreements, we paid $858. For the quarter ended June 30, 2025, changes in the fair value of interest rate swaptions resulted in losses of $547 and were included in noninterest income on the consolidated statements of operations.

June 30, 2025
Type	Notional Amount	Weighted-Average Maturity in Years	Fair Value	Weighted-Average Pay Rate	Receive Rate
Interest rate swaptions	$524,608	5.63	$311	4.552%	1 to 20 year SOFR

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management considers the likelihood of commitments and letters of credit to be funded, along with credit related conditions present in the loan agreements when estimating an ACL for off-balance sheet commitments. Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management has determined that credit risk is minimal and there is no recorded ACL with respect to these commitments as of June 30, 2025 and December 31, 2024.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table below. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. As of June 30, 2025 and December 31, 2024, no amounts have been recorded as an ACL for the Bank’s potential obligations under these guarantees.

(Continued)

29.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Commitments and letters of credit outstanding were as follows as of:

	Contract or Notional Amount
	June 30, 2025	December 31, 2024
Commitments to extend credit	$305,303	$289,821
Letters of credit	10,016	10,242

Litigation

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions, if determined adversely, would have a material impact on the consolidated financial statements of the Company.

FHLB Letters of Credit

At June 30, 2025, the Company had no letters of credit pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015, with certain transition provisions that were fully phased in on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and or Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of June 30, 2025 and December 31, 2024, that the Bank met all capital adequacy requirements to which it was subject.

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

As of June 30, 2025 and December 31, 2024, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since June 30, 2025 that management believes have changed the Company’s category.

The Federal Reserve’s guidelines regarding the capital treatment of trust preferred securities limits restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Because the Company’s aggregate amount of trust preferred securities is less than the limit of 25% of Tier 1 capital, net of goodwill, the rules permit the inclusion of $7,217 of trust preferred securities in Tier 1 capital as of both June 30, 2025 and December 31, 2024. Additionally, the rules provide that trust preferred securities would no longer qualify for Tier 1 capital within five years of their maturity, but would be included as Tier 2 capital. However, the trust preferred securities would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the Debentures.

(Continued)

30.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following tables as of:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Basel III (Including Buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total capital to risk-weighted assets:
Consolidated	$391,500	17.39%	$180,101	8.00%	$236,382	10.50%	$225,126	10.00%
Bank	381,188	16.96%	179,843	8.00%	236,044	10.50%	224,804	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	329,146	14.62%	135,076	6.00%	191,357	8.50%	135,076	6.00%
Bank	353,602	15.73%	134,882	6.00%	191,083	8.50%	179,843	8.00%
Tier 1 capital to average assets:(1)
Consolidated	329,146	10.56%	124,714	4.00%	124,714	4.00%	n/a
Bank	353,602	11.35%	124,578	4.00%	124,578	4.00%	155,723	5.00%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	321,929	14.30%	101,307	4.50%	157,588	7.00%	n/a
Bank	353,602	15.73%	101,162	4.50%	157,363	7.00%	146,123	6.50%

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

Derivative Instruments: In connection with our proposed merger with GBCI, we entered into pay-fixed, receive-variable interest rate swaption contracts with an institutional counterparty to mitigate rising interest rate risk from the time the merger was announced through the closing date. We received the estimated fair value for these contracts from a third-party pricing vendor which reflected mid-market values obtained from market pricing data sources available for comparable transactions in the over-the-counter interest rate derivative market. These sources are believed to be reliable. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaptions is classified as Level 2.

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

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables summarize quantitative disclosures about the fair value measurements for each category of financial assets (liabilities) carried at fair value:

June 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Treasury securities	$44,383	$44,383	$—	$—
Mortgage-backed securities	270,927	—	270,927	—
Collateralized mortgage obligations	17,819	—	17,819	—
Municipal securities	14,331	—	14,331	—
Corporate bonds	20,469	—	20,469	—
Loans held for sale	705	—	—	705
Cash surrender value of life insurance	43,395	—	43,395	—
SBA servicing assets	425	—	—	425
Derivative instrument assets	311	—	311	—

Assets at fair value on a nonrecurring basis:
Individually evaluated collateral dependent loans	600	—	—	600

December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value on a recurring basis:
Available for sale securities:
Treasury securities	$43,675	$43,675	$—	$—
Mortgage-backed securities	248,734	—	248,734	—
Collateralized mortgage obligations	19,519	—	19,519	—
Municipal securities	2,393	—	2,393	—
Corporate bonds	25,983	—	25,983	—
Loans held for sale	143	—	—	143
Cash surrender value of life insurance	42,883	—	42,883	—
SBA servicing assets	495	—	—	495

Assets at fair value on a nonrecurring basis:
Other real estate owned	1,184	—	—	1,184
Individually evaluated collateral dependent loans	1,280	—	—	1,280

There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2025 or during the year ended December 31, 2024.

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

As of June 30, 2025 and 2024, and December 31, 2024, there were no foreclosed assets that were remeasured and recorded at fair value.

(Continued)

33.

GUARANTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables present quantitative information about nonrecurring Level 3 fair value measurements as of June 30, 2025 and December 31, 2024.

June 30, 2025	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans	$600	Market approach	Appraised value less selling costs	16.00%

December 31, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans	$1,280	Market approach	Appraised value less selling costs	16.00%
Other real estate owned	$1,184	Market approach	Appraised value less selling costs	26.00%

The following tables present information on the fair value of individually evaluated collateral dependent loans included in the ACL model as of June 30, 2025 and December 31, 2024.

	Fair Value Measurements Using
June 30, 2025	Level 1	Level 2	Level 3	Total Fair Value
Commercial and industrial	$—	$—	$83	$83
Commercial real estate	—	—	517	517
Total	$—	$—	$600	$600

	Fair Value Measurements Using
December 31, 2024	Level 1	Level 2	Level 3	Total Fair Value
Commercial real estate	$—	$—	$1,280	$1,280
Total	$—	$—	$1,280	$1,280

The carrying amounts and estimated fair values of financial instruments not previously discussed in this note, as of June 30, 2025 and December 31, 2024, are as follows:

	Fair value measurements as of June 30, 2025 using:
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial assets:
Cash, due from banks, federal funds sold and interest-bearing deposits	$193,166	$193,166	$—	$—	$193,166
Marketable securities held to maturity	280,835	—	253,573	—	253,573
Loans, net	2,112,851	—	—	2,093,234	2,093,234
Accrued interest receivable	11,559	—	11,559	—	11,559
Nonmarketable equity securities	17,671	—	17,671	—	17,671
Financial liabilities:
Deposits	$2,708,502	$1,982,604	$726,981	$—	$2,709,585
Securities sold under repurchase agreements	30,309	—	30,309	—	30,309
Accrued interest payable	4,508	—	4,508	—	4,508
Subordinated debt	41,985	—	41,982	—	41,982

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

NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average common shares outstanding for the period. Net losses attributable to the noncontrolling interest are excluded from this calculation and were $19 and $12 for the three months ended June 30, 2025 and 2024, respectively, and $36 and $19 for the six months ended June 30, 2025 and 2024, respectively.

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

The computations of basic and diluted earnings per share for the Company were as follows (in thousands, except per share amounts) for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net earnings attributable to Guaranty Bancshares, Inc.	$10,002	$7,435	$18,642	$14,123

Denominator:
Weighted-average shares outstanding (basic)	11,343,034	11,483,091	11,373,472	11,511,129
Effect of dilutive securities:
Common stock equivalent shares from stock options	89,761	42,413	86,421	49,734
Weighted-average shares outstanding (diluted)	11,432,795	11,525,504	11,459,893	11,560,863

Net earnings attributable to Guaranty Bancshares, Inc. per share
Basic	$0.88	$0.65	$1.64	$1.23
Diluted	$0.87	$0.65	$1.63	$1.22

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

Recent Developments

On June 24, 2025, the Company and the Bank entered into a Plan and Agreement of Merger (the “merger agreement”) with GBCI and its wholly owned subsidiary, Glacier Bank. Under the terms of the merger agreement, the Company will merge with and into GBCI, with GBCI as the surviving entity (the “merger”). Immediately thereafter, the Bank will merge with and into Glacier Bank, with Glacier Bank surviving as a wholly owned subsidiary of GBCI. Subject to the terms and conditions of the merger agreement, at the date and time when the merger becomes effective, each share of Company common stock, par value $1.00 per share, issued and outstanding will be converted into the right to receive from GBCI 1.0000 shares of GBCI common stock, par value $0.01 per share, subject to adjustment as set forth in the merger agreement, with cash paid in lieu of fractional shares. The merger is expected to close in the fourth quarter of 2025, subject to the fulfillment of customary closing conditions.

(Continued)

37.

QUARTERLY HIGHLIGHTS

•
Strong Earnings and Improving NIM. Earnings were strong in the second quarter, driven primarily from higher net interest margin. Net interest margin, on a fully taxable equivalent basis, has continued to improve from 3.26% in the second quarter of 2024 to 3.71% in the second quarter of 2025, resulting in higher year-over-year net interest income, before the provision for credit losses, of $3.8 million. The improvements have resulted primarily from a decrease in deposit costs, while loans and available for sale securities have continued to reprice upward.
•
Good Asset Quality. Nonperforming assets as a percentage of total assets were 0.33% at June 30, 2025, compared to 0.15% at March 31, 2025 and 0.71% at June 30, 2024. Net charge-offs (annualized) to average loans were 0.05% for the quarter ended June 30, 2025, compared to 0.02% for the quarter ended March 31, 2025, and 0.01% for the quarter ended June 30, 2024.

We continue to maintain a granular loan portfolio. As of June 30, 2025, we had 10,850 total active loans with an average loan balance of $193,059. In our commercial real estate ("CRE") portfolio, we had 964 active loans with an average balance of $908,939 and our 1-4 family real estate portfolio had 2,863 loans with an average balance of $215,166.

•
Granular and Consistent Core Deposit Base. As of June 30, 2025, we have 91,436 total deposit accounts with an average account balance of $29,622. We have a historically reliable core deposit base, with strong and trusted banking relationships. Total deposits increased by $4.2 million during the second quarter. DDA balances increased $7.9 million, and time deposits increased $1.5 million, while savings and MMDA balances decreased $5.3 million. Excluding public funds and bank-owned accounts, our uninsured deposits as of June 30, 2025 were 27.0% of total deposits.

Interest rates paid on deposits during the quarter continued to decrease, primarily due to repricing of certificates of deposit. Our average cost of interest-bearing deposits decreased seven basis points during the quarter from 2.83% in the prior quarter to 2.76% in the current quarter. Our average cost of total deposits for the second quarter of 2025 decreased six basis points from 1.96% in the prior quarter to 1.90%†. As of June 30, 2025, noninterest-bearing deposits represent 31.6% of total deposits.

•
Healthy Capital and Liquidity. Our capital and liquidity ratios, as well as contingent liquidity sources, remain very healthy. Our liquidity ratio, calculated as cash and cash equivalents and unpledged investments divided by total liabilities, was 18.8% as of June 30, 2025, compared to 13.6% as of June 30, 2024. Our total available contingent liquidity was $1.3 billion, consisting of FHLB, FRB and correspondent bank fed funds and revolving lines of credit. Finally, our total equity to average quarterly assets as of June 30, 2025 was 10.6%. If we had to recognize our entire unrealized losses on both AFS and HTM securities, our total equity to average assets ratio would be 9.9%†, which we believe represents a strong capital level under regulatory requirements.

† Non-GAAP financial metric. Calculations of this metric and reconciliations to GAAP are included in subsequent sections of this MD&A.

Discussion and Analysis of Results of Operations for the Six Months Ended June 30, 2025 and 2024

Results of Operations

The following discussion and analysis compares our results of operations for the six months ended June 30, 2025 with the six months ended June 30, 2024. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

(Continued)

38.

Net earnings attributable to Guaranty Bancshares, Inc. (which excludes the minority interest of consolidated subsidiaries) were $18.6 million for the six months ended June 30, 2025, as compared to $14.1 million for the six months ended June 30, 2024. The following table presents key earnings data for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024
Net earnings attributable to Guaranty Bancshares, Inc.	$18,642	$14,123
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	1.64	1.23
-diluted	1.63	1.22
Net interest margin, fully taxable equivalent(1)	3.70%	3.21%
Net interest rate spread(2)	2.78%	2.13%
Return on average assets	1.20%	0.90%
Return on average equity	11.52%	9.42%
Average equity to average total assets	10.45%	9.56%
Cash dividend payout ratio	30.49%	39.02%

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

Net interest income, before the provision for credit losses, for the six months ended June 30, 2025 and 2024 was $54.4 million and $47.5 million, respectively, an increase of $6.9 million, or 14.6%. The increase in net interest income resulted primarily from a decrease in interest expense of $7.0 million, or 20.5%, compared to the same period of the prior year, and $3.1 million in interest expense on FHLB advances during the first half of the prior year, which we did not have in the first half of 2025.

The $7.0 million decrease in interest expense for the six months ended June 30, 2025 was primarily related to a $3.6 million, or 12.4%, decrease in interest on deposits, despite a $58.1 million, or 3.2%, increase in average interest-bearing deposits. The decrease in deposit-related interest expense was due to a 50 basis point decrease in average rate paid on these deposits, compared to the same period in 2024. Additionally, there was a $3.1 million decrease in interest paid on FHLB advances between periods.

Despite a $2.4 million, or 26.4%, increase in interest earned on securities, interest income decreased slightly for the six months ended June 30, 2025 due to a $3.4 million, or 4.8%, decrease in interest income on loans during the six months ended June 30, 2025, compared to the same period in 2024.

For the six months ended June 30, 2025, net interest margin on a fully taxable equivalent basis and net interest spread were 3.70% and 2.78%, respectively, compared to 3.21% and 2.13% for the same period in 2024, primarily due to a 61 basis point decrease in the rate on interest-bearing liabilities from the same period of the prior year. The increase was further assisted by an increase in the yield on interest-earning assets of four basis points while average interest-earning assets decreased by $14.6 million, or 0.5%, during the six months ended June 30, 2025.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for all major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rates earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2025 and 2024, the amount of interest

(Continued)

39.

income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,122,184	$67,098	6.38%	$2,268,323	$70,500	6.25%
Securities available for sale	361,695	7,355	4.10	230,803	4,118	3.59
Securities held to maturity	308,571	3,996	2.61	375,158	4,865	2.61
Nonmarketable equity securities	17,219	210	2.46	23,840	528	4.45
Interest-bearing deposits in other banks	125,837	2,775	4.45	52,007	1,454	5.62
Total interest-earning assets	2,935,506	81,434	5.59	2,950,131	81,465	5.55
Allowance for credit losses	(27,913)			(30,643)
Noninterest-earning assets	214,680			235,769
Total assets	$3,122,273			$3,155,257
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,850,592	$25,639	2.79%	$1,792,538	$29,283	3.29%
Advances from FHLB and fed funds purchased	—	—	—	115,824	3,127	5.43
Line of credit	77	3	7.86	420	18	8.62
Subordinated debt	41,946	909	4.37	45,143	1,028	4.58
Securities sold under agreements to repurchase	45,072	493	2.21	42,665	542	2.55
Total interest-bearing liabilities	1,937,687	27,044	2.81	1,996,590	33,998	3.42
Noninterest-bearing liabilities:
Noninterest-bearing deposits	828,739			820,964
Accrued interest and other liabilities	29,510			36,201
Total noninterest-bearing liabilities	858,249			857,165
Equity	326,337			301,502
Total liabilities and equity	$3,122,273			$3,155,257
Net interest rate spread(2)			2.78%			2.13%
Net interest income		$54,390			$47,467
Net interest margin(3)			3.74%			3.24%
Net interest margin, fully taxable equivalent(4)			3.70%			3.21%

(1) Includes average outstanding balances of loans held for sale of $692,000 and $761,000 for the six months ended June 30, 2025 and 2024, respectively.
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

	For the Six Months Ended June 30, 2025 vs. 2024
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$(4,529)	$1,127	$(3,402)
Securities available for sale	2,330	907	3,237
Securities held to maturity	(862)	(7)	(869)
Nonmarketable equity securities	(146)	(172)	(318)
Interest-earning deposits in other banks	2,058	(737)	1,321
Total (decrease) increase in interest income	$(1,149)	$1,118	$(31)

Interest-bearing liabilities:
Interest-bearing deposits	$947	$(4,591)	$(3,644)
Advances from FHLB	(3,119)	(8)	(3,127)
Line of credit	(15)	—	(15)
Subordinated debt	(73)	(46)	(119)
Securities sold under agreements to repurchase	30	(79)	(49)
Total decrease in interest expense	(2,230)	(4,724)	(6,954)
Increase in net interest income	$1,081	$5,842	$6,923

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

During the six months ended June 30, 2025, we recorded a $300,000 reversal of the provision for credit losses, compared to a $1.5 million reversal of the provision for credit losses recorded during the same period in 2024. Although gross loan balances increased slightly by $10.3 million during the first six months of 2025, minor reductions were made to certain qualitative factor adjustments already in place primarily due to more stabilized economic outlooks, reduced risk in our real estate portfolio and reduction in overall loan volume during the period. As of June 30, 2025 and December 31, 2024, our allowance for credit losses as a percentage of total loans was 1.29% and 1.33%, respectively.

As of June 30, 2025, there were $16.1 million in loan balances past due 30 or more days, including $8.7 million in loan balances for nonperforming (nonaccrual) loans, compared to $10.1 million and $2.8 million, respectively, as of December 31, 2024, and $11.3 million and $3.4 million, respectively, as of June 30, 2024.

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

(Continued)

41.

The following table presents components of noninterest income for the six months ended June 30, 2025 and 2024 and the period-over-period variations in the categories of noninterest income:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024	2025 vs. 2024
Noninterest income:
Service charges	$2,159	$2,167	$(8)
Gain on sale of loans	479	499	(20)
Fiduciary and custodial income	1,309	1,306	3
Bank-owned life insurance income	513	501	12
Merchant and debit card fees	3,988	3,828	160
Loan processing fee income	248	254	(6)
Mortgage fee income	62	84	(22)
Other noninterest income	1,835	1,218	617
Total noninterest income	$10,593	$9,857	$736

Total noninterest income increased $736,000, or 7.5%, for the six months ended June 30, 2025, compared to the same period in 2024. Material changes in the components of noninterest income are discussed below.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. We recorded a $160,000, or 4.2%, increase during the six months ended June 30, 2025, compared to the same period in the prior year, primarily due to growth in the number of DDAs and debit card usage volume during 2025. The total number of DDAs increased by 1,740 accounts, from 56,991 as of June 30, 2024 to 58,731 as of June 30, 2025.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. The decrease of $22,000, or 26.2%, from June 30, 2024 was primarily due to a lower volume of mortgage purchases and refinances during the six months ended June 30, 2025.

Other Noninterest Income. This category includes a variety of other income producing activities, including loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $617,000, or 50.7%, for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a $1.0 million restitution payment from the settlement of a lawsuit that was filed by a bank that we acquired in 2015, prior to acquisition, and was recorded in other noninterest income. Also during the second quarter, in connection with our proposed merger with GBCI, we entered into pay-fixed, receive variable interest rate swaption contracts with an institutional counterparty to mitigate interest rate risk from the time the merger was announced through the closing date. Changes in the fair value of the interest rate swaptions resulted in losses of $547,000, which were also recorded in other noninterest income and partially offset the restitution-related income.

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

(Continued)

42.

For the six months ended June 30, 2025, noninterest expense totaled $41.9 million, an increase of $621,000, or 1.5%, compared to $41.3 million for the six months ended June 30, 2024. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024	2025 vs. 2024
Employee compensation and benefits	$24,028	$24,160	$(132)
Non-staff expenses:
Occupancy expenses	6,266	5,671	595
Legal and professional fees	1,717	1,613	104
Software and technology	3,616	3,295	321
Amortization	240	285	(45)
Director and committee fees	457	398	59
Advertising and promotions	477	377	100
ATM and debit card expense	1,573	1,394	179
Telecommunication expense	270	332	(62)
FDIC insurance assessment fees	703	725	(22)
Other noninterest expense	2,568	3,044	(476)
Total noninterest expense	$41,915	$41,294	$621

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. We recorded a $132,000, or 0.5%, decrease in employee compensation and benefits, which was primarily related to a $170,000 decrease in employee and officer salaries during the six months ended June 30, 2025, compared to the same period in 2024.

Occupancy Expenses. Occupancy expenses are mainly composed of depreciation expense on fixed assets and lease expense related to ASC 842 accounting. We recorded a $595,000, or 10.5%, increase during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in common area and building maintenance costs incurred on leased properties and an increase in depreciation of assets during the six months ended June 30, 2025.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments other than FDIC insurance assessment fees, increased $104,000, or 6.4%, compared to the same period in 2024, primarily related to our merger with GBCI.

Software and Technology. Software and technology expenses increased $321,000, or 9.7%, from $3.3 million for the six months ended June 30, 2024 to $3.6 million for the six months ended June 30, 2025. The increase is attributable primarily to additional technology investments during the current year.

Amortization. Amortization costs include amortization of software and core deposit premiums. Amortization costs were $240,000 for the six months ended June 30, 2025, a decrease of $45,000, or 15.8%, compared to $285,000 for the same period in 2024. The decrease in amortization expense was due to a $38,000 decrease in amortization expense on core deposit intangibles associated with previously acquired deposits being fully amortized and a $7,000 decrease in software amortization.

Director and Committee Fees. We pay fees to our board of directors for their attendance at board and committee meetings for both the Company and the Bank. Director and committee fees paid were $457,000 and $398,000 for the six months ended June 30, 2025 and 2024, respectively, representing a $59,000, or 14.8%, increase between periods primarily related to our merger with GBCI.

Advertising and Promotions. Advertising and promotion-related expenses were $477,000 and $377,000 for the six months ended June 30, 2025 and 2024, respectively, an increase of $100,000, or 26.5%. The increase was primarily related to a campaign to support brand visibility and strategic growth.

ATM and Debit Card Expense. We pay processing fees related to the activity of our customers’ ATM and debit card usage. ATM and debit card expenses were $1.6 million for the six months ended June 30, 2025, an increase of $179,000, or 12.8%, compared to the same period in 2024, as a result of increased ATM and debit card usage by our customers.

(Continued)

43.

Telecommunication Expense. Telecommunications expenses include telephone, Internet and television cable expenses, which were $270,000 for the six months ended June 30, 2025, a $62,000, or 18.7%, decrease compared to $332,000 for the six months ended June 30, 2024.

Other Noninterest Expense. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense decreased $476,000, or 15.6%, from $3.0 million for the six months ended June 30, 2024 to $2.6 million for the six months ended June 30, 2025, primarily attributable to a $263,000 decrease in ORE-related expenses during the six months ended June 30, 2025, as well as $123,000 in losses sustained due to fraudulent check activity during the six months ended June 30, 2024 that were not present during the same period in 2025.

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

For the six months ended June 30, 2025 and 2024, income tax expense totaled $4.8 million and $3.4 million, respectively. The increase in income tax expense was primarily due to an increase in net earnings before taxes of $5.9 million. Our effective tax rates for the six months ended June 30, 2025 and 2024 were 20.38% and 19.31%, respectively.

Discussion and Analysis of Results of Operations for the Three Months Ended June 30, 2025 and 2024

Results of Operations

The following discussion and analysis of our results of operations compares our results of operations for the three months ended June 30, 2025 with the three months ended June 30, 2024. The results of operations for the three months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

Net earnings attributable to Guaranty Bancshares Inc. were $10.0 million for the three months ended June 30, 2025, as compared to $7.4 million for the three months ended June 30, 2024. Basic earnings attributable to Guaranty Bancshares, Inc. per share were $0.88 for the three months ended June 30, 2025, compared to $0.65 during the same period in 2024.

The following table presents key earnings data for the periods indicated:

	Quarter Ended June 30,
(dollars in thousands, except per share data)	2025	2024
Net earnings attributable to Guaranty Bancshares, Inc.	$10,002	$7,435
Net earnings attributable to Guaranty Bancshares, Inc. per common share
-basic	0.88	0.65
-diluted	0.87	0.65
Net interest margin, fully taxable equivalent(1)	3.71%	3.26%
Net interest rate spread(2)	2.81%	2.18%
Return on average assets	1.28%	0.95%
Return on average equity	12.19%	9.91%
Average equity to average total assets	10.50%	9.64%
Cash dividend payout ratio	28.41%	36.92%

(1) Net interest margin on a fully taxable equivalent basis is equal to net interest income adjusted for nontaxable income divided by average interest-earning assets, annualized, using a marginal tax rate of 21%.

(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

Net Interest Income

Net interest income, before the provision for credit losses, in the second quarter of 2025 and 2024 was $27.7 million and $23.9 million, respectively, an increase of $3.8 million, or 15.8%. The increase in net interest income resulted from a decrease in interest expense of $3.3 million, or 19.9%, compared to the prior year quarter, mainly due to $1.2 million in

(Continued)

44.

interest expense on FHLB advances during the second quarter of 2024, which we did not have in the current quarter. Our net interest income was further improved by an increase in interest income of $438,000, or 1.1%, from the same quarter in the prior year. The decrease in interest expense resulted primarily from a 100 basis point interest rate reduction by the Federal Reserve in late 2024, while the increase in interest income resulted primarily from higher securities portfolio yields and interest-bearing deposits held at other banks. These increases in interest income were partially offset by lower interest income on loans due to lower outstanding loan balances in the current quarter. Our noninterest-bearing deposits to total deposits were 31.6% and 31.2% as of June 30, 2025 and 2024, respectively.

Net interest margin, on a fully taxable equivalent ("FTE") basis, for the second quarter of 2025 and 2024 was 3.71% and 3.26%, respectively. Net interest margin, on an FTE basis, increased 45 basis points due to a 65 basis point decrease in the cost of interest-bearing liabilities during the second quarter of 2025. The decrease in the average cost of interest-bearing liabilities was due primarily to a decrease in the cost of interest-bearing deposits from 3.32% to 2.76%, a change of 56 basis points, in the second quarter of 2025 compared to the same period in 2024, as well no interest expense for FHLB advances in the current quarter, compared to $1.2 million in interest expense at a rate of 5.39% in the prior year quarter. The weighted average yield on $129.5 million in new loans originated in the second quarter was 7.22%.

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

The table also sets forth the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2025 and 2024, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

(Continued)

45.

	Quarter Ended June 30,
	2025			2024
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans(1)	$2,125,547	$33,782	6.37%	$2,237,469	$35,009	6.29%
Securities available for sale	371,873	3,810	4.11	245,309	2,267	3.72
Securities held to maturity	296,779	1,909	2.58	356,922	2,332	2.63
Nonmarketable equity securities	17,293	93	2.16	23,243	280	4.85
Interest-bearing deposits in other banks	139,576	1,557	4.47	58,341	825	5.69
Total interest-earning assets	2,951,068	41,151	5.59	2,921,284	40,713	5.61
Allowance for credit losses	(27,743)			(30,407)
Noninterest-earning assets	212,229			240,707
Total assets	$3,135,554			$3,131,584
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,854,030	$12,762	2.76%	$1,795,958	$14,824	3.32%
Advances from FHLB and fed funds purchased	—	—	—	90,055	1,207	5.39
Subordinated debt	41,963	467	4.46	44,489	511	4.62
Securities sold under agreements to repurchase	46,436	258	2.23	44,059	291	2.66
Total interest-bearing liabilities	1,942,429	13,487	2.78	1,974,561	16,833	3.43
Noninterest-bearing liabilities:
Noninterest-bearing deposits	835,084			818,290
Accrued interest and other liabilities	28,961			36,931
Total noninterest-bearing liabilities	864,045			855,221
Equity	329,080			301,802
Total liabilities and equity	$3,135,554			$3,131,584
Net interest rate spread(2)			2.81%			2.18%
Net interest income		$27,664			$23,880
Net interest margin(3)			3.76%			3.29%
Net interest margin, fully taxable equivalent(4)			3.71%			3.26%

(1) Includes average outstanding balances of loans held for sale of $821,000 and $817,000 for the quarter ended June 30, 2025 and 2024, respectively.
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

	For the Three Months Ended June 30, 2025 vs. 2024
	Increase (Decrease)
	Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$(1,755)	$528	$(1,227)
Securities available for sale	1,174	369	1,543
Securities held to maturity	(394)	(29)	(423)
Nonmarketable equity securities	(72)	(115)	(187)
Interest-earning deposits in other banks	1,152	(420)	732
Total increase in interest income	$105	$333	$438

Interest-bearing liabilities:
Interest-bearing deposits	$481	$(2,543)	$(2,062)
Advances from FHLB	(1,210)	3	(1,207)
Line of credit	—	—	—
Subordinated debt	(29)	(15)	(44)
Securities sold under agreements to repurchase	16	(49)	(33)
Total decrease in interest expense	(742)	(2,604)	(3,346)
Increase in net interest income	$847	$2,937	$3,784

Provision for Credit Losses

We recorded no provision for credit losses during the second quarter of 2025, compared to a $300,000 reversal made in the first quarter of 2025 and a total reversal of provision for credit losses in 2024 of $2.2 million. Although gross loan balances increased slightly by $33.3 million during the second quarter of 2025, minor reductions were made to certain qualitative factor adjustments already in place primarily due to more stabilized economic outlooks, reduced risk in our real estate portfolio and reduction in overall loan volume during the period, all of which contributed to management's assessment for no provision during the quarter. As of June 30, 2025 and December 31, 2024, our allowance for credit losses as a percentage of total loans was 1.29% and 1.33%, respectively.

Noninterest Income

The following table presents components of noninterest income for the three months ended June 30, 2025 and 2024 and the period-over-period variations in the categories of noninterest income:

	Quarter Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024	2025 vs. 2024
Noninterest income:
Service charges	$1,073	$1,098	$(25)
Gain on sale of loans	339	227	112
Fiduciary and custodial income	641	657	(16)
Bank-owned life insurance income	259	250	9
Merchant and debit card fees	1,861	2,122	(261)
Loan processing fee income	138	136	2
Mortgage fee income	38	43	(5)
Other noninterest income	1,211	66	1,145
Total noninterest income	$5,560	$4,599	$961

Total noninterest income increased $961,000, or 20.9%, for the three months ended June 30, 2025 compared to the same period in 2024. Material changes in the components of noninterest income are discussed below.

Gain on Sale of Loans. We sold 26 mortgage loans for $8.0 million during the three months ended June 30, 2025, compared to 43 mortgage loans for $8.8 million during the three months ended June 30, 2024. Gain on sale of loans was $339,000 for the three months ended June 30, 2025, an increase of $112,000, or 49.3%, compared to $227,000 for the same period in 2024. The total gain on loans sold during the quarter ended June 30, 2025 consisted of a gain of $213,000

(Continued)

47.

and $126,000 in mortgage and SBA loans, respectively, compared to a gain of $227,000 in mortgage loans during the quarter ended June 30, 2024.

Merchant and Debit Card Fees. We earn interchange income related to the activity of our customers’ merchant debit card usage. We recorded a $261,000, or 12.3%, decrease during the three months ended June 30, 2025, compared to the same period in the prior year, primarily due to a MasterCard bonus payment of $316,000 received during the second quarter of 2024, which did not occur during the second quarter of 2025. This was partially offset by an increase in the total number of DDAs by 1,740 accounts, from 56,991 as of June 30, 2024 to 58,731 as of June 30, 2025.

Mortgage Fee Income. Mortgage fee income consists of lender processing fees such as underwriting fees, administrative fees and funding fees that are collected from mortgage loans that the Bank intends to sell on the secondary market. Mortgage fee income decreased $5,000, or 11.6%, from June 30, 2024, primarily due to a lower volume of mortgage purchases and refinances during the quarter ended June 30, 2025.

Other. This category includes a variety of other income producing activities, including mortgage loan origination fees, wire transfer fees, loan administration fees, and other fee income. Other noninterest income increased $1.1 million, or 1734.8%, compared to the same period in 2024. The increase in other noninterest income was due to a $1.0 million restitution payment from the settlement of a lawsuit that was filed by a bank that we acquired in 2015, prior to acquisition, and our entry into pay-fixed, receive variable interest rate swaption contracts with an institutional counterparty in connection with our proposed merger with GBCI to mitigate interest rate risk from the time the merger was announced through the closing date. Changes in the fair value of the interest rate swaptions resulted in losses of $547,000, which were also recorded in other noninterest income and partially offset the restitution related income. Other changes to noninterest income from the prior year quarter included a $900,000 ORE valuation allowance during the second quarter of 2024 which was not present in the second quarter of 2025.

Noninterest Expense

For the three months ended June 30, 2025, noninterest expense totaled $20.7 million, an increase of $104,000, or 0.5%, compared to $20.6 million for the three months ended June 30, 2024. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024	2025 vs. 2024
Employee compensation and benefits	$11,788	$11,723	$65
Non-staff expenses:
Occupancy expenses	3,093	2,924	169
Legal and professional fees	911	841	70
Software and technology	1,839	1,653	186
Amortization	100	142	(42)
Director and committee fees	270	198	72
Advertising and promotions	288	208	80
ATM and debit card expense	812	785	27
Telecommunication expense	123	159	(36)
FDIC insurance assessment fees	352	365	(13)
Other noninterest expense	1,130	1,604	(474)
Total noninterest expense	$20,706	$20,602	$104

Material changes in the components of noninterest expense are discussed below.

Employee Compensation and Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $11.8 million for the three months ended June 30, 2025, an increase of $65,000, or 0.6%, compared to $11.7 million for the same period in 2024.

Occupancy Expense. Occupancy expenses are mainly composed of depreciation expense on fixed assets and lease expense related to ASC 842 accounting. Occupancy expenses increased $169,000, or 5.8%, compared to the same quarter of the prior year. The increase consisted of $98,000 related to depreciation expense driven by completion of our new full service location in Georgetown, Texas and an increase in other building-related expenses of $60,000 from the second quarter of 2024.

(Continued)

48.

Legal and Professional Fees. Legal and professional fees, which include audit, loan review and regulatory assessments other than FDIC insurance assessment fees, were $911,000 and $841,000 for the quarters ended June 30, 2025 and 2024, respectively, an increase of $70,000, or 8.3%. The increase was primarily related to the merger with GBCI.

Software and Technology. Software and technology expenses increased $186,000, or 11.3%, from $1.7 million for the quarter ended June 30, 2024 to $1.8 million for the quarter ended June 30, 2025. The increase was due to continued investments in technology software, tools to improve efficiencies for customers and operational departments and for cybersecurity enhancements.

Amortization. Amortization costs were $100,000 for the quarter ended June 30, 2025, a decrease of $42,000, or 29.6%, compared to $142,000 for the same period in 2024. The decrease in amortization expense was due to a $37,000 decrease in amortization expense on core deposit intangibles associated with previously acquired deposits being fully amortized and a $5,000 decrease in software amortization.

Director and Committee Fees. Director and committee fees paid were $270,000 and $198,000 for the quarters ended June 30, 2025 and 2024, respectively, an increase of $72,000, or 36.4%, primarily due to special meetings related to the proposed merger with GBCI.

Advertising and Promotions. Advertising and promotion-related expenses were $288,000 and $208,000 for the three months ended June 30, 2025 and 2024, respectively, an increase of $80,000, or 38.5%, to support brand visibility and strategic growth.

Telecommunication Expense. Telecommunication-related expenses were $123,000 for the three months ended June 30, 2025, compared to $159,000 for the same period in 2024. The decrease of $36,000, or 22.6%, was due to an ongoing project to aggregate telecommunication expenses for the purpose of cost control through bundled contracts and negotiated rates.

Other Noninterest Expense. This category includes operating and administrative expenses, such as stock option expense, expenses related to repossession of assets, small hardware and software purchases, expense of the value of stock appreciation rights, losses incurred on problem assets, losses on sale of other real estate owned and other assets, other real estate owned expense and write-downs, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), insurance and security expenses. Other noninterest expense decreased $474,000, or 29.6%, which was mainly attributable to $222,000 in ORE expenses during the prior year quarter, as well as $123,000 in losses sustained due to fraudulent check activity during the prior year quarter that were not present during the second quarter of 2025.

Income Tax Expense

For the three months ended June 30, 2025 and 2024, income tax expense totaled $2.5 million and $1.7 million, respectively. The increase in income tax expense was largely due to a $3,441, or 37.9%, increase in net earnings before taxes for the three months ended June 30, 2025 compared to the same period in 2024. The effective tax rates for the three months ended June 30, 2025 and 2024 were 20.25% and 18.22%, respectively.

Discussion and Analysis of Financial Condition as of June 30, 2025

Assets

Our total assets increased $28.6 million, or 0.9%, from $3.12 billion as of December 31, 2024 to $3.14 billion as of June 30, 2025. The increase was primarily due to an increase in federal funds sold of $54.5 million, or 57.5%, and an increase in gross loans of $10.3 million, or 0.5%, which was partially offset by a $26.3 million, or 3.9%, decrease in total investment securities during the period.

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

Our loan portfolio is the largest category of our earning assets. As of June 30, 2025 and December 31, 2024, total loans held for investment were $2.14 billion and $2.13 billion, respectively, an increase of $10.3 million between periods.

(Continued)

49.

Additionally, $705,000 and $143,000 in loans were classified as held for sale as of June 30, 2025 and December 31, 2024, respectively.

Total loans, excluding those held for sale, as a percentage of deposits, were 79.1% and 79.2% as of June 30, 2025 and December 31, 2024, respectively. Total loans, excluding those held for sale, as a percentage of total assets, were 68.1% and 68.4% as of June 30, 2025 and December 31, 2024, respectively.

The following table summarizes our loan portfolio by type of loan and dollar change and percentage change from December 31, 2024 to June 30, 2025:

(dollars in thousands)	As of June 30, 2025	As of December 31, 2024	Increase (Decrease)	Percent Change
Commercial and industrial	$210,504	$254,702	$(44,198)	(17.35%)
Real estate:
Construction and development	249,172	218,617	30,555	13.98%
Commercial real estate	876,112	866,684	9,428	1.09%
Farmland	122,115	147,191	(25,076)	(17.04%)
1-4 family residential	544,705	529,006	15,699	2.97%
Multi-family residential	77,134	51,538	25,596	49.66%
Consumer and overdrafts	48,208	51,673	(3,465)	(6.71%)
Agricultural	13,491	11,726	1,765	15.05%
Total loans held for investment	$2,141,441	$2,131,137	$10,304	0.48%

Total loans held for sale	$705	$143	$562	393.01%

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of June 30, 2025 are summarized in the following table:

	As of June 30, 2025
(in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$78,342	$85,227	$44,320	$2,615	$210,504
Real estate:
Construction and development	85,571	71,608	54,324	37,669	249,172
Commercial real estate	51,572	240,673	317,048	266,819	876,112
Farmland	23,474	31,280	37,610	29,751	122,115
1-4 family residential	33,567	31,704	163,161	316,273	544,705
Multi-family residential	1,501	49,479	15,235	10,919	77,134
Consumer	13,281	32,592	902	1,433	48,208
Agricultural	8,702	4,669	120	—	13,491
Total loans	$296,010	$547,232	$632,720	$665,479	$2,141,441
Amounts with fixed rates	$152,777	$372,160	$30,884	$31,623	$587,444
Amounts with adjustable rates	$143,233	$175,072	$601,836	$633,856	$1,553,997

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our bankers, and we also monitor our delinquency levels for any negative or adverse trends. However, there can be no assurance that our loan

(Continued)

50.

portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Nonperforming assets as a percentage of total loans were 0.48% at June 30, 2025 and 0.23% at December 31, 2024. The Bank's nonperforming assets consist primarily of other real estate owned and nonaccrual loans.

The following table presents information regarding nonperforming assets and loans as of:

(dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$10,309	$3,729
Total nonperforming loans	10,309	3,729
Other real estate owned:
Residential real estate	—	1,184
Total other real estate owned	—	1,184
Repossessed assets owned	33	22
Total other assets owned	33	1,206
Total nonperforming assets	$10,342	$4,935
Ratio of nonaccrual loans to total loans(1)	0.48%	0.17%
Ratio of nonperforming assets to total loans(1)	0.48%	0.23%
Ratio of nonperforming assets to total assets	0.33%	0.16%

(1) Excludes loans held for sale of $705,000 and $143,000 as of June 30, 2025 and December 31, 2024, respectively.

The following table presents nonaccrual loans by category as of:

(in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$263	$536
Real estate:
Construction and development	3,690	—
Commercial real estate	216	227
Farmland	2,181	421
1-4 family residential	3,568	2,288
Consumer and overdrafts	364	219
Agricultural	27	38
Total	$10,309	$3,729

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

51.

Credits rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

Credits rated as loss are charged off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables summarize the internal ratings of our performing, classified and nonaccrual (as well as substandard) loans, by category, as of:

	June 30, 2025
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$209,030	$455	$756	$—	$—	$263	$210,504
Real estate:
Construction and development	245,482	—	—	—	—	3,690	249,172
Commercial real estate	833,154	41,458	1,284	—	—	216	876,112
Farmland	118,008	1,767	159	—	—	2,181	122,115
1-4 family residential	541,137	—	—	—	—	3,568	544,705
Multi-family residential	77,134	—	—	—	—	—	77,134
Consumer and overdrafts	47,786	58	—	—	—	364	48,208
Agricultural	13,452	1	11	—	—	27	13,491
Total	$2,085,183	$43,739	$2,210	$—	$—	$10,309	$2,141,441

	December 31, 2024
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Nonaccrual	Total
Commercial and industrial	$253,049	$572	$545	$—	$—	$536	$254,702
Real estate:
Construction and development	214,908	3,709	—	—	—	—	218,617
Commercial real estate	842,093	22,806	1,558	—	—	227	866,684
Farmland	144,876	1,687	207	—	—	421	147,191
1-4 family residential	525,595	1,123	—	—	—	2,288	529,006
Multi-family residential	51,538	—	—	—	—	—	51,538
Consumer and overdrafts	51,436	18	—	—	—	219	51,673
Agricultural	11,603	—	85	—	—	38	11,726
Total	$2,095,098	$29,915	$2,395	$—	$—	$3,729	$2,131,137

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, including changes in interest rates. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings through provision for credit loss expense. As of June 30, 2025, the Company determined that all available for sale securities that experienced a decline in fair value below the amortized costs basis were due to noncredit-related factors. Therefore, no related ACL was recorded and there was no related provision expense recognized during the six months ended June 30, 2025.

For held to maturity debt securities, the Company evaluates expected credit losses on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. governments, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and

(Continued)

52.

credit of and/or guaranteed by the U.S. government. Accordingly, no ACL has been recorded for these securities. With regard to municipal securities, management considers 1) issuer bond ratings, 2) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, 3) internal forecasts and 4) whether or not such securities are guaranteed by the Texas Permanent School Fund or pre-refunded by the issuers. As of June 30, 2025, the Company determined there were no credit related concerns that warrant an ACL for the held to maturity portfolio.

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

As of June 30, 2025, the ACL for loans totaled $27.6 million, or 1.29%, of total loans, excluding those held for sale. As of December 31, 2024, the ACL for loans totaled $28.3 million, or 1.33%, of total loans, excluding those held for sale. The decrease in the ACL of $704,000, or 2.5%, was primarily due to adjustments to our qualitative factors during the second quarter of 2025.

(Continued)

53.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For The Six Months Ended June 30,		As of and For The Year Ended December 31,
(dollars in thousands)	2025	2024	2024
Average loans outstanding(1)	$2,122,184	$2,268,323	$2,207,359
Gross loans outstanding at end of period(2)	2,141,441	2,214,997	2,131,137
Allowance for credit losses at beginning of the period	28,290	30,920	30,920
Reversal of provision for credit losses	(300)	(1,450)	(2,200)
Charge offs:
Commercial and industrial	271	230	630
Real estate:
1-4 family residential	2	—	—
Consumer	91	85	106
Overdrafts	112	110	242
Total charge-offs	476	425	978
Recoveries:
Commercial and industrial	25	174	408
Consumer	23	29	85
Agriculture	—	2	3
Overdrafts	24	32	52
Total recoveries	72	237	548
Net charge-offs	404	188	430
Allowance for credit losses at end of period	$27,586	$29,282	$28,290
Ratio of allowance to end of period loans(2)	1.29%	1.32%	1.33%
Ratio of net charge-offs to average loans(1)	0.02%	0.01%	0.02%

Total nonaccrual loans	$10,309	$6,225	$3,729
Ratio of allowance to nonaccrual loans	267.6%	470.4%	758.7%

(1) Includes average outstanding balances of loans held for sale of $692,000, $761,000 and $2.4 million for the six months ended June 30, 2025 and 2024, and for the year ended December 31, 2024, respectively.

(2) Excludes loans held for sale of $705,000, $871,000 and $3.2 million for the six months ended June 30, 2025 and 2024, and for the year ended December 31, 2024, respectively.

The ratio of ACL to nonperforming loans decreased from 758.7% at December 31, 2024 to 267.6% at June 30, 2025. Nonperforming loans increased to $10.3 million at June 30, 2025, compared to $3.7 million at December 31, 2024.

Net charge-offs for the quarter ended June 30, 2025 totaled $404,000, compared to $188,000 for the same quarter of 2024. The following table shows the ratio of net charge-offs to average loans outstanding by loan category for the dates indicated:

	Six Months Ended June 30,
	2025	2024
Commercial and industrial	0.11%	0.02%
Consumer	0.14%	0.10%
Agricultural	—	(0.02%)
Overdrafts	26.59%	22.16%
Net charge-offs to total loans	0.02%	0.01%

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

(Continued)

54.

charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Commercial and industrial	$2,583	9.36%	$2,973	10.51%
Real estate:
Construction and development	2,737	9.92%	2,738	9.68%
Commercial real estate	11,493	41.66%	11,718	41.42%
Farmland	1,730	6.27%	1,830	6.47%
1-4 family residential	7,587	27.50%	7,656	27.06%
Multi-family residential	511	1.85%	528	1.87%
Total real estate	24,058	87.20%	24,470	86.50%
Consumer and overdrafts	810	2.95%	847	2.99%
Agricultural	135	0.49%	—	—
Total allowance for credit losses	$27,586	100.00%	$28,290	100.00%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2025, the carrying amount of our investment securities totaled $648.8 million, a decrease of $26.3 million, or 3.9%, compared to $675.0 million as of December 31, 2024. Investment securities represented 20.6% and 21.7% of total assets as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, securities available for sale totaled $367.9 million and securities held to maturity totaled $280.8 million. As of December 31, 2024, securities available for sale totaled $340.3 million and securities held to maturity totaled $334.7 million.

The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in equity. As of June 30, 2025, the Company determined that all available for sale securities that experienced a decline in fair value below their amortized cost basis were impacted by noncredit-related factors and that securities held to maturity have not experienced credit deterioration; therefore, the Company carried no ACL with respect to our securities portfolio at June 30, 2025.

From time to time, we have reclassified certain securities from available for sale to held to maturity. Such transfers are made at fair value at the date of transfer. The net unrealized holding gains or losses at the date of transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities and are amortized over the remaining life of the security. The net unamortized, unrealized loss remaining on transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $7.6 million at June 30, 2025, compared to a net unamortized, unrealized loss of $7.5 million at December 31, 2024. This amount will be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.

The following tables summarize the amortized cost and estimated fair value of our investment securities:

	As of June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,529	$—	$691	$8,838
Treasury securities	44,516	—	133	44,383
Corporate bonds	21,766	—	1,297	20,469
Municipal securities	149,559	429	6,612	143,376
Mortgage-backed securities	388,364	1,044	28,484	360,924
Collateralized mortgage obligations	50,658	80	7,226	43,512
Total	$664,392	$1,553	$44,443	$621,502

(Continued)

55.

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,449	$—	$948	$8,501
Treasury securities	73,886	—	505	73,381
Corporate bonds	27,805	—	1,822	25,983
Municipal securities	154,944	364	7,020	148,288
Mortgage-backed securities	374,650	487	33,137	342,000
Collateralized mortgage obligations	55,059	33	9,696	45,396
Total	$695,793	$884	$53,128	$643,549

We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in our investment portfolio. As of June 30, 2025 and December 31, 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages, non-U.S. agency mortgage-backed securities or corporate collateralized mortgage obligations.

The following tables set forth the fair value of available for sale securities and the amortized cost of held to maturity securities, expected maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated.

	As of June 30, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,529	1.35%	$—	—	$—	—	$9,529	1.35%
Treasury securities	34,424	1.96%	9,959	3.75%	—	—	—	—	44,383	3.82%
Corporate bonds	1,982	4.15%	—	—	18,487	4.29%	—	—	20,469	4.27%
Municipal securities	12,615	3.48%	30,152	2.85%	68,834	3.12%	38,286	3.82%	149,887	3.27%
Mortgage-backed securities	6,691	0.42%	131,746	3.82%	204,183	3.52%	32,482	4.01%	375,102	3.62%
Collateralized mortgage obligations	534	2.72%	24,346	4.08%	26,399	1.10%	(1,885)	2.50%	49,394	2.51%
Total	$56,246	3.33%	$205,732	3.59%	$317,903	3.28%	$68,883	3.89%	$648,764	3.45%

	As of December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
U.S. government agencies	$—	—	$9,449	1.35%	$—	—	$—	—	$9,449	1.35%
Treasury securities	49,347	1.88%	24,199	3.74%	—	—	—	—	73,546	3.46%
Corporate bonds	5,485	3.12%	1,939	4.14%	18,559	4.01%	—	—	25,983	3.84%
Municipal securities	23,186	3.03%	29,931	2.84%	72,333	3.02%	29,569	3.02%	155,019	2.99%
Mortgage-backed securities	—	—	105,176	3.26%	211,422	3.42%	41,417	4.00%	358,015	3.44%
Collateralized mortgage obligations	3,186	4.69%	16,324	2.89%	36,777	2.00%	(3,263)	—	53,024	2.40%
Total	$81,204	3.29%	$187,018	3.13%	$339,091	3.21%	$67,723	3.63%	$675,036	3.24%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities typically cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing

(Continued)

56.

interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.58 years with an estimated effective duration of 4.21 years as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, respectively, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders' equity.

The average yield of our securities portfolio was 3.45% and 3.24% as of June 30, 2025 and December 31, 2024, respectively. Average yield went up 21 basis points primarily due to a 36 basis point increase in yield on treasury securities, a 28 basis point increase in yield on municipal securities and a 17 basis point increase in yield on mortgage-backed securities. As of June 30, 2025, the fair value of available for sale and amortized cost of held to maturity mortgage-backed securities and municipal securities, our two largest segments of securities, comprised 57.8% and 23.1% of the portfolio, respectively. As of December 31, 2024, mortgage-backed securities and municipal securities comprised 50.7% and 27.6% of the portfolio, respectively.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Average total deposits for the six months ended June 30, 2025 were $2.68 billion, an increase of $42.4 million, or 1.9%, compared to $2.64 billion for the year ended December 31, 2024. The average rate paid on total interest-bearing deposits was 2.79% and 3.24% for the six months ended June 30, 2025 and year ended December 31, 2024, respectively. The decrease in average rates between periods was driven primarily by the continued repricing of certificates of deposit at lower rates and from the 100 basis point interest rate decrease by the Federal Reserve in late 2024.

The following table presents the average balance of, and rate paid on, deposits for the periods indicated:

	Six Months Ended June 30,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW and interest-bearing demand accounts	$217,635	1.00%	$227,685	1.17%
Savings accounts	123,000	0.54%	121,049	0.75%
Money market accounts	756,758	2.54%	713,483	3.23%
Certificates and other time deposits	753,199	3.93%	730,321	4.42%
Total interest-bearing deposits	1,850,592	2.79%	1,792,538	3.29%
Noninterest-bearing demand accounts	828,739	—	820,964	—
Total deposits	$2,679,331	1.93%	$2,613,502	2.25%

The following table presents the average balances on deposits for the periods indicated:

(dollars in thousands)	For the Six Months Ended June 30, 2025	For the Year Ended December 31, 2024	Increase (Decrease) ($)	Increase (Decrease) (%)
NOW and interest-bearing demand accounts	$217,635	$220,801	$(3,166)	(1.43%)
Savings accounts	123,000	119,760	3,240	2.71%
Money market accounts	756,758	726,080	30,678	4.23%
Certificates and other time deposits	753,199	749,031	4,168	0.56%
Total interest-bearing deposits	1,850,592	1,815,672	34,920	1.92%
Noninterest-bearing demand accounts	828,739	821,291	7,448	0.91%
Total deposits	$2,679,331	$2,636,963	$42,368	1.61%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2025 and year ended December 31, 2024 was 30.9% and 31.2%, respectively.

Total deposits as of June 30, 2025 were $2.71 billion, an increase of $16.3 million, or 0.6%, compared to $2.69 billion as of December 31, 2024.

(Continued)

57.

Noninterest-bearing deposits as of June 30, 2025 were $855.5 million, compared to $837.4 million as of December 31, 2024, an increase of $18.0 million, or 2.2%.

Total interest-bearing deposits as of June 30, 2025 and December 31, 2024 were $1.85 billion and $1.85 billion, respectively, which represented a slight decrease of $1.7 million, or 0.1%.

The aggregate amount of certificates and other time deposits in denominations greater than $250,000 as of June 30, 2025 and December 31, 2024 was $314.9 million and $311.4 million, respectively.

The amount of uninsured certificates of deposit will differ from the total amount of certificates of deposit greater than $250,000 due to various factors, including joint account ownership. The following table sets forth the amount of uninsured certificates of deposit greater than $250,000 by time remaining until maturity as of June 30, 2025.

(dollars in thousands)	June 30, 2025
Under 3 months	$81,458
3 to 6 months	78,052
6 to 12 months	88,948
Over 12 months	10,597
Total	$259,055

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2025 and December 31, 2024, total borrowing capacity of $1.01 billion and $1.03 billion, respectively, was available under this arrangement. We had no outstanding FHLB borrowings as of June 30, 2025 and December 31, 2024. As of June 30, 2025, approximately $1.88 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to hedge interest rate risk.

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and industrial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2025 and December 31, 2024, $182.1 million and $217.9 million, respectively, were available under this arrangement. As of June 30, 2025 and December 31, 2024, approximately $231.8 million and $257.5 million, respectively, in consumer and commercial and industrial loans were pledged as collateral. As of June 30, 2025 and December 31, 2024, no borrowings were outstanding under this arrangement.

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
(Continued)

58.

Both the DCB Trust I Debentures and the Trust III Debentures are redeemable, in whole or in part, at our option after at least 30, but not more than 60, days' notice, on any interest payment date, at a redemption price equal to 100% of the amount to be redeemed, plus accrued interest to the date of redemption.

On March 4, 2022, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated note due April 1, 2032. The subordinated note initially bears a fixed interest rate of 3.625% per year, due semi-annually in arrears on April 1 and October 1. Commencing on April 1, 2027, the interest rate on the subordinated note will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 192 basis points. The Company may at its option redeem in whole or in part the subordinated note on or after March 4, 2027 without a premium. The subordinated note is treated as Tier 2 Capital for regulatory purposes (subject to reductions in the amount includable as Tier 2 capital in the final five years prior to maturity), and is presented net of $232,000 in related unamortized issuance costs on the consolidated balance sheets.

Other Borrowings. We have historically used a line of credit with a correspondent bank as a source of funding for working capital needs, the payment of dividends when there is a temporary timing difference in cash flows, and repurchases of equity securities. In March 2017, we entered into an unsecured revolving line of credit for $25.0 million, and we renewed that line of credit in March 2025. The line of credit bears interest at the prime rate (7.50% as of June 30, 2025) subject to a floor of 3.50%, with quarterly interest payments, and matures in March 2026. As of June 30, 2025, there was no outstanding balance on the line of credit.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2025 and the year ended December 31, 2024, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight or longer term advances from the FHLB and the Federal Reserve Bank of Dallas are available, and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. The Company also maintains two federal funds lines of credit with commercial banks that provide the availability to borrow up to an aggregate $75.0 million in federal funds for short-term contingent funding if necessary, of which the rate is agreed upon at the time of each advance. There were no outstanding balances on these facilities as of June 30, 2025 and December 31, 2024. In addition to these federal funds lines of credit, our $25.0 million revolving line of credit discussed above in “Other Borrowings” provides an additional source of liquidity.

Contingent liquidity sources and availability as of June 30, 2025 are provided below. The table below shows our total lines of credit and current borrowings as of June 30, 2025 and total amounts available for future borrowings, if necessary.

	June 30, 2025		Total Available for Future Liquidity
(dollars in thousands)	Line of Credit	Borrowings
FHLB advances	$1,006,598	$—	$1,006,598
Federal Reserve discount window	182,119	—	182,119
Federal funds lines of credit	75,000	—	75,000
Correspondent bank line of credit	25,000	—	25,000
Total liquidity lines			$1,288,717

(Continued)

59.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets were $3.12 billion for the six months ended June 30, 2025 and $3.13 billion for the year ended December 31, 2024.

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Sources of Funds:
Deposits:
Noninterest-bearing	26.54%	26.27%
Interest-bearing	59.27%	58.08%
Advances from FHLB	0.00%	2.07%
Line of credit	0.00%	0.01%
Subordinated debt	1.34%	1.41%
Securities sold under agreements to repurchase	1.44%	1.20%
Accrued interest and other liabilities	0.96%	1.17%
Equity	10.45%	9.79%
Total	100.00%	100.00%

Uses of Funds:
Loans	67.08%	69.65%
Securities available for sale	11.58%	8.47%
Securities held to maturity	9.88%	11.46%
Nonmarketable equity securities	0.55%	0.69%
Federal funds sold	3.86%	2.12%
Interest-bearing deposits in other banks	0.17%	0.17%
Other noninterest-earning assets	6.88%	7.44%
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	30.93%	31.15%
Average loans to average deposits	79.21%	83.71%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including average loans held for sale, decreased $146.1 million, or 6.4%, for the six months ended June 30, 2025, compared to the same period in 2024, while our average deposits increased $65.8 million, or 2.5%, for the same time period. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of June 30, 2025, we had $305.3 million in outstanding commitments to extend credit and $10.0 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2024, we had $289.8 million in outstanding commitments to extend credit and $10.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2025 and December 31, 2024, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2025, we had cash and cash equivalents of $193.2 million, compared to $146.0 million as of December 31, 2024. The increase was primarily due to an increase in federal funds sold of $54.5 million, which is used for liquidity purposes.

Capital Resources

Total equity increased to $331.8 million as of June 30, 2025, compared to $319.1 million as of December 31, 2024, an increase of $12.7 million, or 4.0%. The increase from December 31, 2024 resulted primarily from net income of $10.0 million, $4.7 million of other comprehensive income related to improvements in unrealized losses on our investment securities, and $1.3 million related to the exercise of stock options during the second quarter of 2025. These were partially offset by $5.8 million in treasury stock repurchases and $5.7 million in dividends paid during the second quarter of 2025.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to certain regulatory capital requirements at the bank holding company and bank levels. As of June 30, 2025 and December 31, 2024, we were in

(Continued)

60.

compliance with all applicable regulatory capital requirements at the bank and bank holding company levels, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital, our regulatory capital levels may decrease depending on our level of earnings and provisions for credit losses. However, we expect to closely monitor our loan portfolio, operating expenses and overall capital levels in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Guaranty Bancshares, Inc. (consolidated)

Total capital (to risk-weighted assets)	$391,500	17.39%	$382,893	17.09%
Tier 1 capital (to risk-weighted assets)	329,146	14.62%	320,185	14.29%
Tier 1 capital (to average assets)	329,146	10.56%	320,185	10.27%
CET1 capital (to risk-weighted assets)	321,929	14.30%	312,968	13.97%

Guaranty Bank & Trust, N.A.

Total capital (to risk weighted assets)	$381,188	16.96%	$381,280	17.04%
Tier 1 capital (to risk weighted assets)	353,602	15.73%	353,299	15.79%
Tier 1 capital (to average assets)	353,602	11.35%	353,299	11.37%
CET1 capital (to risk-weighted assets)	353,602	15.73%	353,299	15.79%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of June 30, 2025, which consist of future cash payments associated with our contractual obligations.

	As of June 30, 2025
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Time deposits	$697,647	$25,006	$2,576	$—	$725,229
Subordinated debt	—	—	—	42,217	42,217
Operating leases	2,135	3,860	2,789	2,709	11,493
Total	$699,782	$28,866	$5,365	$44,926	$778,939

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2025 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of June 30, 2025
(in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Standby and commercial letters of credit	$8,236	$60	$70	$1,650	$10,016
Commitments to extend credit	179,923	49,553	18,864	56,963	305,303
Total	$188,159	$49,613	$18,934	$58,613	$315,319

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable

(Continued)

61.

securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers. Management evaluated the likelihood of funding the standby and commercial letters of credit as of June 30, 2025, and determined the likelihood to be improbable. Therefore, no ACL was recorded for standby and commercial letters of credit as of June 30, 2025.

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

Loan agreements executed in connection with construction loans and commercial lines of credit have standard conditions which must be met prior to the Company being required to provide additional funding, including conditions precedent that typically include: (i) no event of default or potential default has occurred; (ii) that no material adverse events have taken place that would materially affect the borrower or the value of the collateral, (iii) that the borrower remains in compliance with all loan obligations and covenants and has made no misrepresentations; (iv) that the collateral has not been damaged or impaired; (v) that the project remains on budget and in compliance with all laws and regulations; and (vi) that all management agreements, lease agreements and franchise agreements that affect the value of the collateral remain in force. If the conditions precedent have not been met, the Company retains the option to cease current draws and/or future funding. As a result of these conditions within our loan agreements, management believes the credit risk of these off balance sheet items is minimal and we recorded no ACL with respect to these loan agreements as of June 30, 2025.

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

62.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of:

	June 30, 2025		December 31, 2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	0.47%	(10.71%)	(0.73%)	(8.82%)
+200	0.45%	(5.30%)	(0.40%)	(4.33%)
+100	0.16%	(1.71%)	(0.30%)	(1.18%)
Base	—	—	—	—
-100	(0.53%)	1.62%	(0.41%)	1.09%
-200	(0.86%)	(1.56%)	(0.49%)	(1.92%)

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

(Continued)

63.

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

The following tables reconcile, as of and for the dates set forth below, the following financial measures:

Net Unrealized Loss on Securities, Tax Effected, as a Percentage of Total Equity

(dollars in thousands)	June 30, 2025
Total equity(1)	$331,807
Less: net unrealized loss on HTM securities, tax effected	(21,537)
Total equity, including net unrealized loss on AFS and HTM securities	$310,270

Net unrealized loss on AFS securities, tax effected	12,346
Net unrealized loss on HTM securities, tax effected	21,537
Net unrealized loss on AFS and HTM securities, tax effected	$33,883

Net unrealized loss on securities as % of total equity(1)	10.2%
Total equity before impact of unrealized losses	$344,153
Net unrealized loss on securities as % of total equity before impact of unrealized losses	9.8%

Total average assets	$3,135,554
Total equity to average assets	10.6%
Total equity, adjusted for tax effected net unrealized loss, to average assets	9.9%

(1) Includes the net unrealized loss on AFS securities of $12.3 million, tax effected.

(Continued)

64.

Cost of Total Deposits

	Quarter Ended
(dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2024
Average interest-bearing deposits
Certificates and other time deposits	$751,158	$755,263	$736,394
Other interest-bearing deposits	1,102,872	1,091,852	1,059,564
Total average interest-bearing deposits	$1,854,030	$1,847,115	$1,795,958
Adjustments:
Noninterest-bearing deposits	835,084	822,324	818,290
Total average deposits	$2,689,114	$2,669,439	$2,614,248

Total deposit-related interest expense	$12,762	$12,877	$14,824

Average cost of interest-bearing deposits	2.76%	2.83%	3.32%
Average cost of total deposits	1.90%	1.96%	2.28%

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

(Continued)

65.

•
The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired;
•
An investment in our common stock is not an insured deposit and is subject to risk of loss;
•
Risks that the proposed merger involving the Company and GBCI will not close when expected or at all because required regulatory, shareholder or other approvals or conditions to closing are delayed or not received or satisfied on a timely basis or at all;
•
Risks that the benefits from the merger may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which the Company and GBCI operate;
•
Uncertainties regarding the ability of Glacier Bank and the Bank to promptly and effectively integrate their businesses, including into Glacier Bank’s existing division structure;
•
Changes in business and operational strategies that may occur between signing and closing of the merger;
•
Uncertainties regarding the reaction to the merger of the companies’ respective customers, employees, and contractual counterparties;
•
Risks relating to the diversion of management time on merger-related issues; and
•
the other factors that are described under the caption “Risk Factors” or referenced in this Report, our Annual Report on Form 10-K for the year ended December 31, 2024, and other risks included in the Company’s filings with the SEC.

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

66.

Changes in internal control over financial reporting:

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors previously disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and other risks included in the Company’s filings with the SEC. The Company’s business could be harmed by any of these risks. The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment. Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The merger agreement limits the Company’s ability to pursue other transactions and provides for the payment of a break-up fee if the Company does so.

While the merger agreement is in effect, subject to very narrow exceptions, the Company and its directors, officers, employees, agents and representatives are prohibited from initiating or encouraging inquiries with respect to alternative acquisition proposals. The prohibition limits the Company’s ability to seek offers from other potential acquirors that may be superior from a financial point of view to the proposed transaction. If the Company receives an unsolicited proposal from a third party that the board of directors of the Company determines to be superior from a financial point of view to that made by GBCI and the merger agreement is terminated, the Company will be required to pay a $18,500,000 break-up fee. This fee makes it less likely that a third party will make an alternative acquisition proposal.

Combining the two companies may be more challenging, costly or time-consuming than expected.

GBCI and the Company have operated and, until the completion of the merger, will continue to operate, independently. Although GBCI has successfully completed numerous mergers in the recent past, this is a larger transaction than most others and regardless it is possible that the integration of the Bank into Glacier Bank could result in the loss of key employees, the disruption of the ongoing business of the Bank or inconsistencies in standards, controls, procedures and policies that adversely affect the Bank’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. As with any merger of banking institutions, there also may be disruptions that cause the Bank to lose customers or cause customers to take their deposits out of the Bank.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, customers and vendors may have an adverse influence on the business, financial condition and results of operations of the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel, maintain current deposit levels, and continue to attract depositors and attract new borrowers pending the consummation of the merger, as such personnel, depositors and borrowers may experience uncertainty about their future relationships following the consummation of the merger.

(Continued)

67.

Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with the Company to seek to change existing business relationships with the Company or the combined company or fail to extend an existing relationship with the Company or the combined company.

In addition, the merger agreement restricts the Company from taking certain actions without GBCI’s consent while the merger is pending. These restrictions could have a material adverse effect on the Company’s business, financial condition and results of operations.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed, which could have a negative impact on the Company.

The merger is subject to a number of conditions that must be fulfilled in order to close. Those conditions include: approval by the shareholders of the Company, receipt of all required regulatory approvals, the continued accuracy of certain representations and warranties by both parties (subject to the materiality standards set forth in the merger agreement), and the performance by both parties of certain covenants and agreements. In addition, certain circumstances exist in which the Company may terminate the merger, including by accepting a superior proposal. There can be no assurance that the conditions to closing the merger will be fulfilled or that the merger will be completed.

If the merger agreement is terminated, there may be various consequences to the Company, including:

•
the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger; and
•
the Company may have incurred substantial expenses in connection with the merger, without realizing any of the anticipated benefits of completing the merger and the trading price of the Company’s stock could decrease significantly.

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

The table below contains information regarding all shares repurchased by the Company during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April, 2025	15,805	$39.23	15,805	932,235
May, 2025	—	—	—	932,235
June, 2025	—	—	—	932,235
Total	15,805	$39.23	15,805

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

(Continued)

68.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1#

Plan and Agreement of Merger, dated as of June 24, 2025, by and between Glacier Bancorp, Inc., Glacier Bank, Guaranty Bancshares, Inc. and Guaranty Bank & Trust, N.A. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2025).

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

10.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2025).

10.2	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2025).

10.3†

Post-Closing Payment Agreement, dated as of June 24, 2025, by Tyson T. Abston, Guaranty Bancshares, Inc., Guaranty Bank & Trust, N.A., Glacier Bancorp, Inc. and Glacier Bank (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2025).

10.4†

Guaranty Bancshares, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 31, 2025).

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

______________________________

#

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

†	Represents a management contract or a compensatory plan or arrangement.
*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

(Continued)

69.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GUARANTY BANCSHARES, INC.
(Registrant)

Date: August 6, 2025	/s/ Tyson T. Abston
Tyson T. Abston
Chairman of the Board & Chief Executive Officer

Date: August 6, 2025	/s/ Shalene A. Jacobson
Shalene A. Jacobson
Chief Financial Officer

70.